Form 10-Q
period 2000-12-31
ARRAY BIOPHARMA INC
filed 2001-02-13
CIK 1100412

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended December 31, 2000

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
                  For the transition period from           to

                                   ----------

                        Commission File Number: 000-31979


                              ARRAY BIOPHARMA INC.
             (Exact name of registrant as specified in its charter)


                                   ----------

              Delaware                                   84-1460811
              --------                                   ----------
      (State of incorporation)              (I.R.S. Employer Identification No.)

                                1885 33rd Street
                             Boulder, Colorado 80301
                    (Address of principal executive offices)

                  Registrant's telephone number: (303) 381-6600

                                   ----------

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 7, 2001 was 23,025,851.

                              ARRAY BIOPHARMA INC.
                               INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----

Item 1. Financial Statements

        Condensed Balance Sheets as of December 31, 2000 (unaudited) and
        June 30, 2000................................................................... 3

        Condensed Statements of Operations - Three and Six Months Ended
        December 31, 2000 and 1999 (unaudited).......................................... 4

        Condensed Statements of Cash Flows - Six Months Ended
        December 31, 2000 and 1999 (unaudited).......................................... 5

        Notes to Condensed Financial Statements (unaudited)............................. 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................................... 8-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................... 13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................................... 13
Item 2. Changes in Securities and Use of Proceeds....................................... 13
Item 6. Exhibits and Reports on Form 8-K ............................................... 14

SIGNATURES.............................................................................. 15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                              ARRAY BIOPHARMA INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                December 31,        June 30,
                                                                    2000              2000
                                                                ------------      ------------
                                                                (Unaudited)

Current assets:
   Cash and cash equivalents                                    $ 52,673,311      $  3,846,407
   Marketable securities                                           5,937,583         1,937,099
   Accounts receivable                                             1,430,170           885,522
   Inventories                                                     2,558,049         1,557,376
   Prepaid expenses, advances and deposits                           524,436           321,689
                                                                ------------      ------------
                 Total current assets                             63,123,549         8,548,093

Property, plant and equipment, net                                11,299,387         6,910,757

Other assets                                                         389,564           364,342
                                                                ------------      ------------

                 Total assets                                   $ 74,812,500      $ 15,823,192
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                     $  1,339,641      $  1,708,750
   Advance payments from customers                                 3,126,053         1,940,433
   Accrued compensation                                              730,326           359,871
   Current portion of long-term debt                               2,442,846         1,723,837
   Other current liabilities                                         388,074           605,309
                                                                ------------      ------------
                 Total current liabilities                         8,026,940         6,338,200

Long-term debt, less current portion                               3,019,550         2,832,423

Stockholders' equity:
   Preferred stock                                                        --             9,835
   Common stock                                                       22,956             3,370
   Additional paid-in capital                                     89,911,320        21,168,078
   Accumulated deficit                                           (16,806,244)       (9,489,113)
   Notes receivable for common stock - related party                (404,250)         (393,750)
   Deferred compensation                                          (8,957,772)       (4,645,851)
                                                                ------------      ------------
                 Total stockholders' equity                       63,766,010         6,652,569
                                                                ------------      ------------

                 Total liabilities and stockholders' equity     $ 74,812,500      $ 15,823,192
                                                                ============      ============

                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                            December 31,                    December 31,
                                                        2000            1999            2000            1999
                                                    ------------    ------------    ------------    ------------

Revenue:
   Collaboration service revenue                    $  2,210,768    $    763,785    $  4,320,768    $  1,493,785
   Product revenue                                     1,461,563         587,067       2,112,767       1,206,879
   License revenue                                       160,555              --         160,555              --
                                                    ------------    ------------    ------------    ------------
      Total revenue                                    3,832,886       1,350,852       6,594,090       2,700,664
Cost of revenue*                                       3,291,375         801,161       5,699,367       1,618,197
                                                    ------------    ------------    ------------    ------------
Gross profit                                             541,511         549,691         894,723       1,082,467

Expenses:
   Research and development expenses*                  2,115,168         919,654       3,816,759       1,615,952
   Selling, general and administrative expenses*       2,954,901       1,094,027       4,648,879       1,532,958
                                                    ------------    ------------    ------------    ------------
      Total operating expenses                         5,070,069       2,013,681       8,465,638       3,148,910
                                                    ------------    ------------    ------------    ------------
      Loss from operations                            (4,528,558)     (1,463,990)     (7,570,915)     (2,066,443)
Interest expense                                        (179,907)        (87,225)       (353,156)       (170,940)
Interest income                                          477,177          86,080         606,940         110,873
                                                    ------------    ------------    ------------    ------------
Net loss                                              (4,231,288)     (1,465,135)     (7,317,131)     (2,126,510)

Deemed dividend related to beneficial
     conversion feature of preferred stock                    --              --      (5,000,001)             --
                                                    ------------    ------------    ------------    ------------
Net loss applicable to common stockholders          $ (4,231,288)   $ (1,465,135)   $(12,317,132)   $ (2,126,510)
                                                    ============    ============    ============    ============

Basic and diluted net loss per share
     applicable to common stockholders              $      (0.33)   $      (0.49)   $      (1.49)   $      (0.71)
                                                    ============    ============    ============    ============
Shares used in computing basic and diluted
     net loss per share                               12,855,333       2,999,616       8,286,942       2,984,096
                                                    ============    ============    ============    ============


* Includes compensation related to option grants:
   Cost of revenue                                  $    276,706    $         --    $    486,438    $         --
   Research and development expenses                     162,510              --         302,332              --
   Selling, general and administrative expenses        2,191,412         355,033       2,548,524         355,033
                                                    ------------    ------------    ------------    ------------
              Total                                 $  2,630,628    $    355,033    $  3,337,294    $    355,033
                                                    ============    ============    ============    ============

                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                      2000            1999
                                                                  ------------    ------------
Operating activities:
Net loss                                                          $ (7,317,131)   $ (2,126,510)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation                                                     1,080,093         417,464
    Compensation related to stock option grants                      3,337,294         355,033
    Changes in operating assets, liabilities and other                (773,809)        720,328
                                                                  ------------    ------------
            Net cash used in operating activities                   (3,673,553)       (633,685)

Investing activities:
Purchases of property, plant and equipment and long-term assets     (5,490,900)       (581,832)
Purchase of marketable securities                                   (4,000,484)     (1,391,404)
                                                                  ------------    ------------
            Net cash used in investing activities                   (9,491,384)     (1,973,236)

Financing activities:
Proceeds from sale of preferred and common stock, net of
  issuance costs                                                    60,810,936       7,943,885
Proceeds from warrant and option exercises                             292,841          17,919
Proceeds from the issuance of long-term debt                         2,000,000         575,742
Payment on long-term debt                                           (1,111,936)       (429,820)
                                                                  ------------    ------------
            Net cash provided by financing activities               61,991,841       8,107,726

            Net increase in cash and cash equivalents               48,826,904       5,500,805
Cash and cash equivalents, beginning of period                       3,846,407       2,185,915
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 52,673,311    $  7,686,720
                                                                  ============    ============

                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

Note 1: Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2000 included in the Final Prospectus of Array BioPharma Inc. (the "Company" or "Array") filed on November 17, 2000.

Note 2: Common and Preferred Stock

         On August 31, 2000, the Company issued 1,666,667 shares of its Series C convertible preferred stock (the "Series C preferred") at $6.00 per share to investors resulting in gross proceeds of $10.0 million. Subsequent to the commencement of its initial public offering process, the Company reevaluated the fair value of its Series C preferred stock as of August 31, 2000 and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C preferred. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

         On November 17, 2000, the Company completed an initial public offering (the "IPO") of 7,475,000 shares of its common stock, including 975,000 shares for the exercise of the underwriters' over-allotment option. Concurrent with the offering, all of the convertible preferred stock outstanding, amounting to 11,501,666 shares, automatically converted into common stock at a one-to-one ratio. The Company received net proceeds of $50.8 million from its IPO, net of $5.2 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

Note 3: Net Loss per Share

         Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if their effect is dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible preferred stock. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive. For the three and six-month period ended December 31, 2000, the weighted average number of shares of common stock outstanding included the 11,501,666 shares of preferred stock that converted to common stock on the IPO only as of the closing of the IPO on November 17, 2000.

Note 4: Collaborative Agreements

           In July 2000, the Company consolidated and expanded its lead optimization agreements with ICOS Corporation into a drug discovery collaboration agreement for lead optimization on undisclosed targets. Under the agreement, ICOS has the exclusive worldwide right to develop and market any products resulting from the collaboration. The Company is compensated based on an annual rate for each full-time equivalent employee working on an ICOS project and will receive milestone payments upon achievement of identified development and commercialization goals for products resulting from the collaboration. The agreement expires in July 2002 and may be terminated upon 90 days notice by ICOS following the first anniversary of the agreement.

         In September 2000, the Company expanded the initial agreement with Merck & Co., Inc. for the exclusive synthesis, development and supply of custom libraries, whereby, the Company will supply focused libraries for Merck's drug discovery programs.

           In August and September 2000, the Company entered into Compound Library Agreements with DuPont and Immunex, respectively; both of which expire in 2005. These agreements provide nonexclusive access on a per-compound fee basis to compounds in the Company's Diversity Library for their internal lead generation efforts. The agreements contain an option to gain exclusive rights to compounds they intend to commercialize upon payments of either a one-time activation fee or annual fees. The Company retains all ownership of the intellectual property rights to the compounds and to the Company's Diversity Library, and to any inventions made by its scientists working under this agreement. These agreements are terminable only upon breach or insolvency of a party.

           In October 2000, the Company entered into a Research and License Agreement with Amgen Inc. Under the terms of the agreement, the Company granted Amgen an exclusive license to its existing program to address a target for diabetes, called PTP-1B and the Company initiated a joint research program in November 2000 to identify, characterize and optimize potential drug candidates targeting PTP-1B. Amgen has the exclusive worldwide right to develop and commercialize any drugs that target PTP-1B developed under this collaboration. The agreement provides for an initial up-front fee of $1.8 million, which was received in November 2000, license fees, quarterly payments for each full-time equivalent employee working on the PTP-1B project, and milestone payments upon achievement of identified research, development and commercialization goals for products resulting from the collaboration. The initial term of the research program is two years, and Amgen may terminate the research program with six months' written notice during this term. The Company is recognizing the up-front fee over the expected term of the agreement. Through December 31, 2000, the Company has not received any milestone payments under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array with the Securities and Exchange Commission, including our Final Prospectus as filed on November 17, 2000. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, and our ability to attract and retain experienced scientists and management. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

OVERVIEW

         We offer a broad range of products and services to pharmaceutical and biotechnology companies to bridge the gap between the discovery of disease-related proteins and the testing of potential drug candidates in animals and humans. Our experienced scientists provide premium products and services to create, evaluate and optimize potential drug candidates. In addition, we have developed an information-driven technology platform to support our scientists in making better decisions at each stage of the drug discovery process. We also leverage our capabilities internally to develop proprietary drug candidates for collaboration with our customers. We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue the scale-up of our operations. To date, we have funded our operations primarily through the issuance of equity securities, borrowings and revenue from our collaborators. As of December 31, 2000, we had an accumulated deficit of $16.8 million.

         We generate revenue by researching, designing and synthesizing medicinally relevant chemical compounds through the products and services we offer to our collaborators. We report product and service revenue separately, although the distinction between the two is periodically difficult to determine because of co-mingled agreements. We report cost of goods sold and cost of revenue from services as one line item titled cost of revenue in our statement of operations. Although our current cost accounting system has the functional capacity to segregate these costs, we have not yet implemented such functionality, primarily because these costs are derived from similar processes including research, design and synthesis activities. We anticipate further implementing the cost segregation functionality of our cost accounting system during calendar year 2001.

         Our products include our Diversity Library and our Optimer building blocks. Our Diversity Library is a collection of structurally related chemical compounds that may have the potential to become drug candidates. We sell compounds from our Diversity Library to our customers with a non-exclusive license restricting use of these compounds to internal research, and we retain all other rights to them, which permits us to sell the same compounds to other customers. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, without any restrictions on use.

         Our services include lead optimization, custom synthesis, lead generation and process research and development. We collaborate with our customers in lead optimization to refine and optimize potential drug candidates. We also design, synthesize and sell libraries of chemical compounds or single compounds to our customers on a custom basis, with either an exclusive or non-exclusive license to use the compounds. In addition, we provide lead generation services, including screening compound libraries to discover potential drug candidates for our collaborators. Finally, we assist customers in process research and development, which involves developing the processes, and synthesizing for delivery, larger quantities of chemical compounds required for clinical testing.

         In general, we sell our compounds, including our Optimer building blocks and Diversity Library, on a per-compound basis. Some of our contracts allow our customers to obtain exclusive rights to particular compounds upon the payment of additional fees. We are typically paid for our services under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, at an annual full-time equivalent price, plus certain expenses. Custom collections of chemical compounds we create and custom chemical synthesis we perform under our service agreements are typically charged on a per-delivered compound basis, plus a charge for research and development. In addition, two of our collaboration agreements provide for additional payments upon our achievement of certain milestones and one of our collaboration agreements provides for license fees. Our future agreements may also provide royalties. We have not yet generated any milestone or royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. During the six months ended December 31, 2000, ICOS Corporation, and Eli Lilly and Company accounted for 27% and 26%, respectively, of our total revenue. During fiscal year 2000, ICOS Corporation, Celltech Chiroscience Ltd., through its subsidiary Darwin Discovery Limited, and Merck & Co., Inc. accounted for 48%, 11% and 10%, respectively, of our total revenue. We will seek to generate revenue from new collaboration agreements that will continue to reduce our concentration of revenue.

         We generally recognize revenue upon shipment of our products or upon performance under our collaboration agreements. Revenue from our full-time equivalent collaboration service agreements is recognized on a monthly or per diem basis as work is performed. Revenue from our development, fixed-fee and fee-per-compound collaboration service agreements is recognized either on a percentage of completion basis or as compounds are shipped. Revenue from license fees and up front fees are recognized over the term of the particular license, or over the expected term of the particular collaboration agreement.

         Cost of revenue consists mainly of compensation, associated fringe benefits and other product or service-related costs, including recruiting and relocation, fine chemicals, supplies, small tools, facilities, depreciation and other direct and indirect chemical handling and laboratory support costs, excluding any costs related to research and development.

         Research and development expenses consist of the same type of scientific expenditures that comprise cost of revenue, except that the expenses are related to the development of our early-stage intellectual property and products where we have not yet proven technological feasibility. Costs of routine or production related activities are charged to cost of revenue.

         Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses.

         We currently sell our products and services directly to pharmaceutical and biotechnology companies, through our senior management and scientists and through customer referrals. In addition, we sell our products and services in Japan through an agent. International revenue represented 8% and 9% of our total revenue during fiscal years 1999 and 2000, respectively, and 12% for the first six months of fiscal year 2001. The majority of our international revenue was attributed to European sales in the prior fiscal year periods and to Japanese sales in the six months ending December 31, 2000. All of our collaboration agreements and purchase orders are denominated in United States dollars.

         We intend to grow our revenue with existing customers and to realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into contracts that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments and to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, milestone and/or royalty payments. We expect our growth to require significant ongoing investment in facilities, scientific personnel and business development resources.

STOCK COMPENSATION

         During fiscal year 2000 and the six months ended December 31, 2000, we recorded deferred stock compensation totaling $13.4 million. We recorded compensation expense related to stock option grants of approximately $1.1 million for fiscal year 2000 and approximately $3.3 million for the six months ended December 31, 2000. At December 31, 2000, we had a total of $9.0 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through December 31, 2000 as follows: $1.4 million during the remainder of fiscal year 2001; $2.6 million in fiscal year 2002; $2.4 million in fiscal year 2003; $2.4 million in fiscal year 2004; and $186,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may include a partial cash component in addition to stock-based compensation.

DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         On August 31, 2000, we issued 1,666,667 shares of our Series C preferred, which converted on a one-to-one basis into shares of common stock upon the closing of the IPO, at $6.00 per share to investors resulting in gross proceeds of $10.0 million. Subsequent to the commencement of the IPO process, we reevaluated the fair value of our Series C preferred as of August 31, 2000 and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, is deemed to be the equivalent of a dividend on the Series C preferred. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

         Revenue. Total revenue increased to $3.8 million for the three months ended December 31, 2000, up 184% from $1.4 million in the same period in 1999. Total revenue for the six-month periods ended December 31, 2000 and 1999 was $6.6 million and $2.7 million, respectively, representing growth of 144%. These increases were the result of increased sales of all products and services offered, and most significantly lead optimization services, process chemistry services and subscriptions to our Diversity Library. During the three months ended December 31, 2000, we entered into Diversity Library agreements with two new Japanese customers, which resulted in $440,000 of product revenue. Also, during the most recent three-month period, we recognized, for the first time, license revenue of approximately $161,000. This amount is expected to increase beginning with the three-month period ended March 31, 2001 and to continue to recur on a quarterly basis through September 30, 2003.

         Cost of revenue. Cost of revenue increased to $3.3 million for the three months ended December 31, 2000, from $801,000 in the same period in 1999. Cost of revenue was $5.7 million and $1.6 million for the six months ended December 31, 2000 and 1999, respectively. The cost increases during both periods were primarily attributable to activities related to revenue growth, including recruiting and relocating additional scientific staff and associated salaries and benefits. Expenditures associated with equipping and commencing operations in our new and expanded facilities also increased for the six-month period. Cost of revenue was 86% of revenue for both the three- and six-month periods ended December 31, 2000 and includes non-cash compensation related to option grants of $277,000 and $486,000, respectively.

         Research and development expenses. Research and development expenses increased to $2.1 million for the three months ended December 31, 2000 from $921,000 in the same period in 1999. Research and development expenses were $3.8 million and $1.6 million for the six months ended December 31, 2000 and 1999, respectively. The increase in research and development expenses was primarily attributable to expanded research efforts for our Diversity Library and custom synthesis collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits. Expenditures associated with equipping and commencing operations in our new and expanded facilities also increased research and development costs for the six-month period.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $3.0 million for the three months ended December 31, 2000, increasing from $1.1 million in the same period in 1999. Selling, general and administrative expenses were $4.6 million and $1.5 million for the six months ended December 31, 2000 and 1999, respectively. The increase in selling, general and administrative expenses in fiscal year 2000 was primarily attributable to compensation related to our stock option grants, our increased staffing levels and expanded management.

         Compensation related to stock option grants. Compensation expense related to stock option grants was $2.6 million for the three months ended December 31, 2000, up from $355,000 in the same period in 1999. These non-cash expenses were $3.3 million and $355,000 for the six months ended December 31, 2000 and 1999, respectively. The increases are largely the result of options vesting upon the closing of the IPO, and stock options granted subsequent to the periods ending December 31, 1999.

         Interest income or expense. We had net interest income of approximately $297,000 for the three months ended December 31, 2000, increasing from a net interest expense of $1,000 in the same period in 1999. For the six months ended December 31, 2000, net interest income was $254,000, increasing from a net interest expense of $60,000 in the same period in 1999. Increased net interest income in the periods ended December 31, 2000 was attributable to our higher balances of cash, cash equivalents and marketable securities resulting from the proceeds of the IPO.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, cash, cash equivalents and marketable securities totaled $58.6 million compared to $5.8 million at June 30, 2000. Net proceeds from the IPO of $50.8 million provided the majority of the increase. Net cash used in operating activities was $3.7 million for the six-month period ended December 31, 2000. Our net loss in that same period was partially offset by non-cash charges of $4.4 million.

         During the six months ended December 31, 2000, we invested in capital equipment and leasehold improvements totaling $5.5 million. Financing activities provided $62.0 million consisting of $50.8 million in net proceeds from the IPO, $10.0 million in gross proceeds from the sale of our Series C preferred stock, $293,000 from stock option exercises and $2.0 million from borrowings under our equipment loans, less the repayment of $1.1 million.

         Our future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments and potential future merger and acquisition activity. We believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing collaboration will be sufficient to support our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

    o the progress of our research activities;

    o the number and scope of our research programs;

    o the progress of our pre-clinical and clinical development activities;

    o the progress of the development efforts of our collaborators;

    o our ability to establish and maintain current and new collaboration agreements;

    o the costs involved in enforcing patent claims and other intellectual property rights;

    o the costs and timing of regulatory approvals; and

    o the costs of establishing business development and distribution capabilities.

         Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing as well as interest income earned on cash balances. We cannot assure you that additional financing or collaboration agreements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure.

         Foreign currency rate fluctuations. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our worldwide customers.

         Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)      Use of Proceeds from Registered Securities.

                  (1) On November 22, 2000, the Company closed the sale of 6,500,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), in its initial public offering (the "Offering"), and on December 4, 2000, the Company closed the sale of an additional 975,000 shares of its Common Stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-45922) (the "Registration Statement") filed by the Company to register its Common Stock in the Offering was declared effective by the Securities and Exchange Commission on November 16, 2000.

                  (2)      The Offering commenced as of November 17, 2000.

                  (3) The Offering did not terminate before any securities were sold.

                  (4)      (i)      As of the date of the filing of this report,
                                    the Offering has terminated and all
                                    7,475,000 shares of Common Stock registered were sold.

                           (ii) The managing underwriters in the Offering were Lehman Brothers Inc., Deutsche Bank Securities Inc. and Legg Mason Wood Walker Incorporated.

                           (iii) The Company registered shares of its Common Stock in the Offering under the Securities Act of 1933, as amended.

                           (iv) All 7,475,000 shares of Common Stock (which includes 975,000 shares solely to cover over-allotments) registered in the Offering were sold at the full offering price per share of $7.50. The aggregate purchase price of the Offering amount registered was $56,062,500.

                           (v) The Company incurred expenses in connection with the Offering of $5.2 million, which consisted of direct payments of: (i) $1.1 million in legal, accounting and printing fees; (ii) $3.9 million in underwriters' discounts, fees and commissions; and (iii) $0.2 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) the Company's affiliates.

                           (vi) The net Offering proceeds to the Company after deducting its total expenses were $50.8 million.

                           (vii) As of December 31, 2000, the Company had not used any of the Offering proceeds and had invested the Offering proceeds in investment-grade, interest-bearing securities.

                           (viii) There has been no material change in the planned use of proceeds as described in the Company's final prospectus.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         None

(b)      REPORTS ON FORM 8-K
         No reports on Form 8-K were filed by Array BioPharma Inc. during the quarter ended December 31, 2000.

         Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARRAY BIOPHARMA INC.

Dated: February 12, 2001               By: /s/ Robert E. Conway
       -----------------                   --------------------
                                           Robert E. Conway
                                           Chief Executive Officer


Dated: February 12, 2001               By: /s/ Michael Carruthers
       -----------------                   ----------------------
                                           Michael Carruthers
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)