Form 10-Q
period 2001-03-31
ARRAY BIOPHARMA INC
filed 2001-05-14
CIK 1100412

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

                 For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the transition period from      to


                                   ----------

                       Commission File Number: 000-31979


                              ARRAY BIOPHARMA INC.
             (Exact name of registrant as specified in its charter)


                                   ----------

            Delaware                                    84-1460811
     -----------------------                ----------------------------------
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
Yes  X   No
   -----   -----

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of May 7, 2001 was 23,145,724.

                              ARRAY BIOPHARMA INC.
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                               PAGE
                                                                             ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2001 (unaudited) and
         June 30, 2000........................................................  3

         Condensed Statements of Operations - Three and Nine Months Ended
         March 31, 2001 and 2000 (unaudited)..................................  4

         Condensed Statements of Cash Flows - Nine Months Ended
         March 31, 2001 and 2000 (unaudited)..................................  5

         Notes to Condensed Financial Statements (unaudited)..................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........... 14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................ 14
Item 6.  Exhibits and Reports on Form 8-K .................................... 15

SIGNATURES.................................................................... 16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                              ARRAY BIOPHARMA INC.
                            CONDENSED BALANCE SHEETS


                                                                      March 31,       June 30,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                 (Unaudited)
                                               ASSETS

Current assets:
   Cash and cash equivalents                                        $ 23,043,529    $  3,846,407
   Marketable securities                                              33,219,286       1,937,099
   Accounts receivable                                                 1,069,931         885,522
   Inventories                                                         3,035,981       1,557,376
   Prepaid expenses, advances and deposits                               406,017         321,689
                                                                    ------------    ------------
                 Total current assets                                 60,774,744       8,548,093

Property, plant and equipment, net                                    13,302,813       6,910,757

Other assets                                                             391,549         364,342
                                                                    ------------    ------------

                 Total assets                                       $ 74,469,106    $ 15,823,192
                                                                    ============    ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                         $  1,273,504    $  1,708,750
   Advance payments from customers                                     3,776,871       1,940,433
   Accrued compensation and benefits                                     987,712         359,871
   Current portion of long-term debt                                   2,469,787       1,723,837
   Other current liabilities                                             292,282         605,309
                                                                    ------------    ------------
                 Total current liabilities                             8,800,156       6,338,200

Long-term debt, less current portion                                   2,411,184       2,832,423

Stockholders' equity:
   Preferred stock                                                            --           9,835
   Common stock                                                           23,110           3,370
   Additional paid-in capital                                         90,153,483      21,168,078
   Accumulated deficit                                               (18,495,400)     (9,489,113)
   Notes receivable for common stock - related party                    (263,250)       (393,750)
   Unrealized gain on marketable securities                              100,025              --
   Deferred compensation                                              (8,260,202)     (4,645,851)
                                                                    ------------    ------------
                 Total stockholders' equity                           63,257,766       6,652,569
                                                                    ------------    ------------

                 Total liabilities and stockholders' equity         $ 74,469,106    $ 15,823,192
                                                                    ============    ============


                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                 March 31,                      March 31,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------

Revenue:
   Collaboration service revenue                       $  3,177,453    $  1,212,192    $  7,498,221    $  2,705,977
   Product revenue                                        1,322,925         613,184       3,435,692       1,820,063
   License revenue                                          240,834              --         401,389              --
                                                       ------------    ------------    ------------    ------------
      Total revenue                                       4,741,212       1,825,376      11,335,302       4,526,040
Cost of revenue*                                          3,415,493       1,173,509       9,114,860       2,791,706
                                                       ------------    ------------    ------------    ------------
Gross profit                                              1,325,719         651,867       2,220,442       1,734,334

Expenses:
   Research and development expenses*                     2,159,962       1,020,144       5,976,721       2,636,096
   Selling, general and administrative expenses*          1,539,306         887,554       6,188,185       2,420,512
                                                       ------------    ------------    ------------    ------------
      Total operating expenses                            3,699,268       1,907,698      12,164,906       5,056,608
                                                       ------------    ------------    ------------    ------------

      Loss from operations                               (2,373,549)     (1,255,831)     (9,944,464)     (3,322,274)

Interest expense                                           (147,857)        (86,708)       (501,013)       (257,648)
Interest income                                             832,250         125,967       1,439,190         236,840
                                                       ------------    ------------    ------------    ------------
Net loss                                                 (1,689,156)     (1,216,572)     (9,006,287)     (3,343,082)
Deemed dividend related to beneficial
     conversion feature of preferred stock                       --              --      (5,000,001)             --
                                                       ------------    ------------    ------------    ------------
Net loss applicable to common stockholders             $ (1,689,156)   $ (1,216,572)   $(14,006,288)   $ (3,343,082)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share
     applicable to common stockholders                 $      (0.07)   $      (0.40)   $      (1.06)   $      (1.11)
                                                       ============    ============    ============    ============
Shares used in computing basic and diluted
     net loss per share                                  23,021,566       3,047,337      13,198,483       3,005,176
                                                       ============    ============    ============    ============


* Includes compensation related to option grants:
   Cost of revenue                                     $    263,530    $      5,000    $    749,968    $      5,000
   Research and development expenses                        175,686           4,000         478,018           4,000
   Selling, general and administrative expenses             258,354         338,000       2,806,878         693,033
                                                       ------------    ------------    ------------    ------------
              Total                                    $    697,570    $    347,000    $  4,034,864    $    702,033
                                                       ============    ============    ============    ============


                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------

Operating activities:
Net loss                                                             $ (9,006,287)   $ (3,343,082)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                      1,864,107         653,203
      Compensation related to stock option grants                       4,034,864         702,033
      Changes in operating assets, liabilities and other                  (21,773)      1,082,980
                                                                     ------------    ------------
            Net cash used in operating activities                      (3,129,089)       (904,866)

Investing activities:
Purchases of property, plant and equipment and long-term assets        (8,280,324)     (1,421,128)
Net purchases of marketable securities                                (31,182,162)     (2,477,363)
                                                                     ------------    ------------
            Net cash used in investing activities                     (39,462,486)     (3,898,491)

Financing activities:
Proceeds from sale of preferred and common stock, net of
    issuance costs                                                     60,772,386       7,943,885
Proceeds from warrant and option exercises                                718,708          46,362
Proceeds from the issuance of long-term debt                            2,000,000         899,337
Payment on long-term debt                                              (1,702,397)       (658,028)
                                                                     ------------    ------------
            Net cash provided by financing activities                  61,788,697       8,231,556


            Net increase in cash and cash equivalents                  19,197,122       3,428,199
Cash and cash equivalents, beginning of period                          3,846,407       2,185,915
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $ 23,043,529    $  5,614,114
                                                                     ============    ============




                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1: Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2000 included in the Final Prospectus of Array BioPharma Inc. (the "Company" or "Array") filed on November 17, 2000.

Note 2: Marketable Securities

         Management has determined that certain marketable securities held by the Company at March 31, 2001 and June 30, 2000 were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

Note 3: Comprehensive Income

         As of July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses, which are not previously included in the traditional income statement. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until the period ended March 31, 2001, related to unrecognized gains on investment securities. A reconciliation of net loss to comprehensive loss is as follows:

                                       Three Months Ended                 Nine Months Ended
                                            March 31,                        March 31,
                                   ----------------------------    ----------------------------
                                       2001            2000             2001           2000
                                   ------------    ------------    ------------    ------------

Net loss                           $ (1,689,156)   $ (1,216,572)   $ (9,006,287)   $ (3,343,082)
Other comprehensive income              100,025              --         100,025              --
                                   ------------    ------------    ------------    ------------
   Total comprehensive loss        $ (1,589,131)   $ (1,216,572)   $ (8,906,262)   $ (3,343,082)
                                   ============    ============    ============    ============

Note 4: Common and Preferred Stock

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

         On November 17, 2000, the Company completed an initial public offering (the "IPO") of 7,475,000 shares of its common stock, including 975,000 shares for the exercise of the underwriters' over-allotment option. Concurrent with the IPO, all of the 11,501,666 shares of convertible preferred stock outstanding automatically converted into common stock at a one-to-one ratio. The Company received net proceeds of $50.8 million from its IPO, net of $5.2 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

Note 5: Net Loss per Share

         Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if their effect is dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible preferred stock. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive. For the three and nine-month period ended March 31, 2001, the weighted average number of shares of common stock outstanding included the 11,501,666 shares of preferred stock that converted to common stock on the IPO only as of the closing of the IPO on November 17, 2000.

Note 6: Collaborative Agreements

         In July 2000, the Company consolidated and expanded its lead optimization agreements with ICOS Corporation into a drug discovery collaboration agreement for lead optimization on undisclosed targets. Under the agreement, ICOS has the exclusive worldwide right to develop and market any products resulting from the collaboration. The Company is compensated based on an annual rate for each full-time equivalent employee working on an ICOS project and is entitled to milestone payments upon achievement of identified development and commercialization goals for products resulting from the collaboration. The agreement expires in July 2002 and may be terminated upon 90 days notice by ICOS following the first anniversary of the agreement. In March 2001, the Company expanded this lead optimization agreement and entered into a Compound Library agreement with ICOS.

         In September 2000, the Company expanded the initial agreement with Merck & Co., Inc. for the exclusive synthesis, development and supply of custom libraries of chemical compounds, whereby the Company will supply focused compound libraries for Merck's drug discovery programs.

         In August and September 2000, the Company entered into Compound Library Agreements with DuPont and Immunex Corporation, respectively; both of which expire in 2005. These agreements provide DuPont and Immunex with nonexclusive access on a per-compound fee basis to compounds in the Company's Diversity Library for their internal lead generation efforts. The agreements contain an option to gain exclusive rights to compounds they intend to commercialize upon payments of either a one-time activation fee or annual fees. The Company retains all ownership of the intellectual property rights to the compounds and to the Company's Diversity Library. These agreements are terminable only upon breach or insolvency of a party.

         In October 2000, the Company entered into a Research and License Agreement with Amgen Inc. Under the terms of the agreement, the Company granted Amgen an exclusive license to its existing program to address a target for diabetes, called PTP1B and the Company initiated a joint research program in November 2000 to identify, characterize and optimize potential drug candidates targeting PTP-1B. Amgen has the exclusive worldwide right to develop and commercialize any drugs that target PTP-1B developed under this collaboration. The agreement provides for an initial up-front fee of $1.8 million, which was received in November 2000, license fees, quarterly payments for each full-time equivalent employee working on the PTP1B project, and milestone payments upon achievement of identified research, development and commercialization goals for products resulting from the collaboration. The initial term of the research program is two years, and Amgen may terminate the research program with six months' written notice during this term. The Company is recognizing the up-front fee over the expected term of the agreement. Through March 31, 2001, the Company has not received any milestone payments under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission, including our Final Prospectus as filed on November 17, 2000. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, and our ability to attract and retain experienced scientists and management. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

OVERVIEW

         We offer a broad range of products and services to pharmaceutical and biotechnology companies to bridge the gap between the discovery of disease-related proteins and the testing of potential drug candidates in animals and humans. Our experienced scientists provide premium products and services to create, evaluate and optimize potential drug candidates. In addition, we have developed an information-driven technology platform to support our scientists in making better decisions at each stage of the drug discovery process. We also leverage our capabilities internally to develop proprietary drug candidates for collaboration with our customers. We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue the scale-up of our operations. To date, we have funded our operations primarily through the issuance of equity securities, revenue from our collaborators and borrowings. As of March 31, 2001, we had an accumulated deficit of $18.5 million.

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

         In general, we sell our compounds, including our Optimer building blocks and Diversity Library, on a per-compound basis. Some of our contracts allow our customers to obtain exclusive rights to particular compounds upon the payment of additional fees. We are typically paid for our services under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, at an annual full-time equivalent price, plus certain expenses. Custom collections of chemical compounds we create and custom chemical synthesis we perform under our service agreements are typically charged on a per-delivered compound basis, plus a charge for research and development. In addition, two of our collaboration agreements provide for additional payments upon our achievement of certain milestones and one of our collaboration agreements provides for license fees. Our future agreements may also provide royalties. We have not yet generated any milestone or royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. During the nine months ended March 31, 2001, ICOS Corporation, and Eli Lilly and Company accounted for 24% and 25%, respectively, of our total revenue. During fiscal year 2000, ICOS Corporation, Celltech Chiroscience Ltd., through its subsidiary Darwin Discovery Limited, and Merck & Co., Inc. accounted for 48%, 11% and 10%, respectively, of our total revenue. We will seek to generate revenue from new collaboration agreements that, if obtained, will reduce our concentration of revenue.

         We recognize revenue upon shipment of our products or upon performance under our collaboration agreements. Revenue from our full-time equivalent collaboration service agreements is recognized on a monthly or per diem basis as work is performed. Revenue from our development, fixed-fee and fee-per-compound collaboration service agreements is recognized either on a percentage of completion basis or as compounds are shipped. Revenue from license fees and up-front fees are recognized over the term of the particular license, or over the expected term of the particular collaboration agreement.

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

         Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses.

         We currently sell our products and services directly to pharmaceutical and biotechnology companies, through our senior management and scientists and through customer referrals. In addition, we sell our products and services in Japan through an agent. International revenue represented 8% and 9% of our total revenue during fiscal years 1999 and 2000, respectively, and 12% for the first nine months of fiscal year 2001. The majority of our international revenue was attributed to European sales in the prior fiscal year periods and to Japanese sales in the nine months ended March 31, 2001. All of our collaboration agreements and purchase orders are denominated in United States dollars.

         We intend to grow our revenue with existing customers and to realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments and to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, milestone and/or royalty payments. We expect our growth to require significant ongoing investment in facilities, scientific personnel and business development resources.

STOCK COMPENSATION

         During fiscal year 2000 and the nine months ended March 31, 2001, we recorded deferred stock compensation totaling $13.4 million. We recorded compensation expense related to stock option grants of approximately $1.1 million for fiscal year 2000 and approximately $4.0 million for the nine months ended March 31, 2001. At March 31, 2001, we had a total of $8.3 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through March 31, 2001 as follows: $698,000 during the remainder of fiscal year 2001; $2.6 million in fiscal year 2002; $2.4 million in fiscal year 2003; $2.4 million in fiscal year 2004; and $186,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may include a partial cash component in addition to stock-based compensation.

DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         On August 31, 2000, we issued 1,666,667 shares of our Series C convertible preferred stock, which converted on a one-to-one basis into shares of common stock upon the effectiveness of our initial public offering (the "IPO"), at $6.00 per share to investors resulting in gross proceeds of $10.0 million. Subsequent to the commencement of the IPO process, we reevaluated the fair value of our Series C preferred as of August 31, 2000 and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, is deemed to be the equivalent of a dividend on the Series C preferred. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

         Revenue. Total revenue increased to $4.7 million for the three months ended March 31, 2001, up 160% from $1.8 million in the same period in 2000. Total revenue for the nine-month periods ended March 31, 2001 and 2000 was $11.3 million and $4.5 million, respectively, representing growth of 150%.

These increases were primarily the result of additional revenue generated from sales of our lead optimization services and process chemistry services under our collaborations with Eli Lilly and Company, ICOS Corporation, Amgen Inc. and Merck & Co., Inc. as well as increased subscriptions to our Diversity Library. During the three months ended March 31, 2001, we entered into a Diversity Library agreement with a new Japanese customer, which resulted in $301,000 of product revenue. Also, during the most recent three-month period, we recognized license revenue of approximately $241,000. This amount is expected to recur on a quarterly basis through September 30, 2003.

         Cost of revenue. Cost of revenue increased to $3.4 million for the three months ended March 31, 2001, from $1.2 million in the same period in 2000. Cost of revenue was $9.1 million and $2.8 million for the nine months ended March 31, 2001 and 2000, respectively. The cost increases during both periods were primarily attributable to activities related to revenue growth, including recruiting and relocating additional scientific staff and associated salaries and benefits. Expenditures associated with equipping and commencing operations in our new and expanded facilities also increased for the nine-month period. Cost of revenue was 72% and 80% of revenue for the three-and nine-month periods ended March 31, 2001, respectively, and includes non-cash compensation related to option grants of $264,000 and $750,000, respectively.

         Research and development expenses. Research and development expenses increased to $2.2 million for the three months ended March 31, 2001 from $1.0 million in the same period in 2000. Research and development expenses were $6.0 million and $2.6 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in research and development expenses was primarily attributable to expanded research efforts for our Diversity Library and custom synthesis collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits. Expenditures associated with equipping and commencing operations in our new and expanded facilities also increased research and development costs for the nine-month period.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $1.5 million for the three months ended March 31, 2001, increasing from $888,000 in the same period in 2000. Selling, general and administrative expenses were $6.2 million and $2.4 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in selling, general and administrative expenses in fiscal year 2001 was primarily attributable to non-cash compensation related to our stock option grants, our increased staffing levels and expanded management.

         Compensation related to stock option grants. Compensation expense related to stock option grants was $698,000 for the three months ended March 31, 2001, up from $347,000 in the same period in 2000. These non-cash expenses were $4.0 million and $702,000 for the nine months ended March 31, 2001 and 2000, respectively. The increases are largely the result of options vesting upon the closing of the IPO, and stock options granted subsequent to the periods ending December 31, 1999.

         Interest income or expense. We had net interest income of approximately $684,000 for the three months ended March 31, 2001, increasing from a net interest income of $39,000 in the same period in 2000. For the nine months ended March 31, 2001, net interest income was $938,000, increasing from a net interest expense of $21,000 in the same period in 2000. Increased net interest income in the periods ended March 31, 2001 was attributable to our higher balances of cash, cash equivalents and marketable securities resulting from the proceeds of the IPO.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, cash, cash equivalents and marketable securities totaled $56.3 million compared to $5.8 million at June 30, 2000. Net proceeds from the IPO of $50.8 million provided the majority of the increase. Net cash used in operating activities was $3.1 million for the nine-month period ended March 31, 2001 which included our net loss for the same period of $9.0 million, reduced by non-cash charges of $5.9 million. For the same period ended March 31, 2000, net cash used in operating activities was $905,000 which included net loss for the same period of $3.3 million, reduced by non-cash charges of $2.4 million. The increase in net cash used in operating activities was primarily a result of the increased net loss and only a small change in net operating assets and liabilities compared to $1.1 million positive change in net operating assets and liabilities for the same period ended March 31, 2000. The increase in our net loss for these nine-month periods was attributable to increased non-cash charges, our rapid growth and the increased size of overall operations.

         During the nine months ended March 31, 2001, we invested in capital equipment and leasehold improvements totaling $8.3 million. Financing activities provided $61.8 million consisting of $50.8 million in net proceeds from the IPO, $10.0 million in gross proceeds from the sale of our Series C preferred stock, $719,000 from stock option exercises and $2.0 million from borrowings under our equipment loans, less the repayment of $1.7 million.

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




PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)      Use of Proceeds from Registered Securities.

                           On November 22, 2000, the Company closed the sale of 6,500,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), in its initial public offering (the "Offering"), and on December 4, 2000, the Company closed the sale of an additional 975,000 shares of its Common Stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-45922) (the "Registration Statement") filed by the Company to register its Common Stock in the Offering was declared effective by the Securities and Exchange Commission on November 16, 2000. As of March 31, 2001, the Company had not used any of the Offering proceeds and had invested the Offering proceeds in investment-grade, interest-bearing securities.

                           There has been no material change in the planned use of proceeds as described in the Company's final prospectus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS

10.1 Second Amendment to Lease Agreement by and between Registrant, as Subtenant, and Amgen Inc., as Sublandlord, dated April 1, 2001.

10.2 Option Agreement by and between Registrant, as Subtenant, and Boulder Headquarters LLC, as Landlord, dated April 1, 2001

10.3* Letter Agreement dated March 17, 2001 by and between Registrant and ICOS Corporation amending the Drug Discovery Collaboration Agreement dated July 31, 2000.

----------
*        Confidential Treatment of redacted portions applied for.




(b)      REPORTS ON FORM 8-K
         No reports on Form 8-K were filed by Array BioPharma Inc. during the quarter ended March 31, 2001.

         Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARRAY BIOPHARMA INC.

Dated: May 14, 2001                   By: /s/ Robert E. Conway
       ------------                       ----------------------
                                          Robert E. Conway
                                          Chief Executive Officer


Dated: May 14, 2001                   By: /s/ Michael Carruthers
       ------------                       ----------------------
                                          Michael Carruthers
                                          Chief Financial Officer and Secretary
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

10.1     Second Amendment to Lease Agreement by and between Registrant, as
         Subtenant, and Amgen Inc., as Sublandlord, dated April 1, 2001.

10.2     Option Agreement by and between Registrant, as Subtenant, and Boulder
         Headquarters LLC, as Landlord, dated April 1, 2001.

10.3*    Letter Agreement dated March 17, 2001 by and between Registrant and
         ICOS Corporation amending the Drug Discovery Collaboration Agreement dated July 31, 2000.

----------
*        Confidential Treatment of redacted portions applied for.