Form 10-K
period 2001-06-30
ARRAY BIOPHARMA INC
filed 2001-09-27
CIK 1100412

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                       COMMISSION FILE NUMBER: 000-31979

                              ARRAY BIOPHARMA INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1460811
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

                  3200 WALNUT STREET, BOULDER, COLORADO 80301
                    (Address of principal executive offices)

                                 (303) 381-6600
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2001 was approximately $168,547,319. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

     As of August 31, 2001, the registrant had 23,389,297 shares of common stock, par value $.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Registrant's definitive Proxy Statement, which will be filed on or before October 1, 2001 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on November 1, 2001 is incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This annual report filed on form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below under the heading "Risk Factors" and elsewhere in this annual report. We are providing this information as of September 27, 2001. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

                                  RISK FACTORS

WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

     We are at an early stage of executing our business plan, and we have a limited history of offering our drug discovery capabilities. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2001, we had an accumulated deficit of $20.1 million. We had net losses of $10.6 million and $5.1 million for the fiscal years ended June 30, 2001 and 2000, respectively. We may continue to incur operating and net losses and negative cash flows from operations, due in part to anticipated increases in expenses for research and development, acquisitions of complementary businesses and technologies and expansion of our personnel and our business development capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

OUR BUSINESS IS DEPENDENT UPON THE EXTENT TO WHICH THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES USE THIRD-PARTY ASSISTANCE WITH ONE OR MORE ASPECTS OF THEIR DRUG DISCOVERY PROCESS.

     We are highly dependent on the outsourcing of drug discovery activities by the pharmaceutical and biotechnology industries and on their willingness to spend significant funds on research and development. Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to expand or continue their outsourcing of drug discovery activities and their research and development expenditures is based on several factors, such as their ability to hire and retain qualified chemists, the resources available for entering into drug discovery collaborations, the spending priorities among various types of research activities and their policies regarding expenditures during recessionary periods. Any decrease in the trend to outsource drug discovery or in drug research and development expenditures by pharmaceutical and biotechnology companies could cause our revenue to decline. In addition, our ability to convince these companies to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

     - develop drug discovery technologies that will result in the identification of higher quality drug candidates;

     - achieve intended results in a timely fashion, with acceptable quality and at an acceptable cost; and

     - design, create and manufacture sufficient quantities of our chemical compounds for our collaborators.

     The importance of these factors varies from company to company and, although we believe we are currently meeting them for our collaborators, we may be unable to meet all or any of them for some of our collaborators, and even if we are able to meet them, these companies may still decide to perform these activities internally.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE EXPERIENCED SCIENTISTS AND MANAGEMENT WE NEED TO COMPETE IN THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY.

     We are a small company with 202 full-time employees as of September 2001, and our future success depends on our ability to attract, retain and motivate highly skilled scientists and management, including business development personnel. Our ability to maintain, expand or renew existing engagements with our collaborators, enter into new engagements, and provide additional expertise to our existing collaborators depends on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies. Competition for experienced scientists is intense. We compete with pharmaceutical and biotechnology companies, including our collaborators, medicinal chemistry outsourcing companies, contract research companies, and academic and research institutions to recruit scientists. Our inability to hire additional qualified personnel may also require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or management or in retaining or motivating our existing personnel. The shortage of experienced scientists, and other factors, may lead to increased recruiting, relocation and compensation costs for such scientists, which may exceed our expectations. These increased costs may reduce our profit margins or make hiring new scientists impracticable.

     Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Robert E. Conway, our Chief Executive Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; Dr. Anthony D. Piscopio, our Vice President, Chemistry and Director of Process Chemistry; Michael Carruthers, our Chief Financial Officer; Dr. John A. Josey, our Senior Director of High-Speed Synthesis; Dr. Laurence E. Burgess, our Senior Director of Medicinal Chemistry and Lead Optimization; Dr. Steven A. Boyd, our Director of Medicinal Chemistry and Dr. James P. Rizzi, our Director of Computational Technology. Although we have employment agreements with the majority of the above personnel, we do not have employment agreements with all of our key personnel, and the employment agreements we do have allow the employees to terminate them upon 30 days' prior notice. If we cannot attract and retain scientists and management, we will not be able to continue to provide or expand our drug discovery offerings.

BECAUSE WE RELY ON A SMALL NUMBER OF COLLABORATORS FOR A SIGNIFICANT PORTION OF OUR REVENUE, IF WE LOSE ONE OR MORE OF OUR MAJOR COLLABORATORS, OUR REVENUE MAY SIGNIFICANTLY DECREASE AND OUR RESULTS OF OPERATIONS MAY BE HARMED.

     A relatively small number of collaborators account for a significant portion of our revenue. During the year ended June 30, 2001, revenue from ICOS Corporation and Eli Lilly and Company each represented approximately 24% of our total revenue. One of our agreements with ICOS Corporation terminates as early as July 2002, and our agreement with Eli Lilly and Company terminates in March 2005, or earlier upon payment of a termination fee. We expect that revenue from a limited number of collaborators will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 30 to 90 days' notice for a number of reasons or, in some cases, for no reason. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may decrease.

WE MAY NOT SUCCESSFULLY ENTER INTO ADDITIONAL COLLABORATIONS THAT ALLOW US TO PARTICIPATE IN THE FUTURE SUCCESS OF OUR PROPRIETARY DRUG CANDIDATES THROUGH MILESTONE, ROYALTY AND/OR LICENSE PAYMENTS, AND WE MAY NEVER RECEIVE ANY MILESTONE, ROYALTY, AND/OR LICENSE PAYMENTS UNDER OUR CURRENT OR ANY FUTURE COLLABORATIONS.

     One of our business strategies is to create our own proprietary drug candidates and to then enter into collaborations for the development of these drug candidates that will allow us to earn milestone, royalty and/or license payments. Our proprietary drug discovery program is in its early stage development and is unproven. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive milestone, royalty and/or license payments.

     Our collaborations and internal programs may not result in the discovery of potential drug candidates that will be safe or effective. Although we have received license fees to date, we may never receive any milestone or royalty payments, or additional license fees, under our current or any future collaborations. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators want to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by us and our collaborators, but also on each collaborator's financial, competitive, marketing and strategic considerations and regulation in the United States and other countries. Pharmaceutical products our collaborators develop will require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. These agencies may not approve the products for commercialization despite the substantial time and resources required to obtain approvals and comply with appropriate statutes and regulations. If unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty, or license payments as expected. We have not received any milestone or royalty payments since our inception.

WE MAY FAIL TO EXPAND COLLABORATOR RELATIONSHIPS.

     One of our business strategies is to expand our existing customer relationships across the full spectrum of our drug discovery capabilities. The number of large pharmaceutical and biotechnology companies that could potentially use our capabilities is limited. As a result, we must expand our existing collaborator relationships in order to maximize our potential revenue. However, we may not be able to expand these existing relationships. We currently provide our drug discovery capabilities to 130 companies, and only 14 of them have chosen to expand the relationship with us to additional types of collaborations.

WE MAY NOT BE ABLE TO ACCELERATE THE DRUG DISCOVERY PROCESS.

     One of our business strategies is to accelerate the drug discovery process by identifying potential drug candidates. We have never identified a drug candidate that has been developed into a commercial drug. It is uncertain whether we will be able to make the drug discovery process more efficient or make higher quality drug candidates. Our ability to accelerate the drug discovery process depends on many factors, including the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe enables our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO GROW AND TO MANAGE OUR GROWTH.

     We began operations in 1998 and are at an early stage of our development. We have experienced and expect to continue to experience growth in the number of our employees and the scope of our operating and financial systems. For example, we have sold our drug discovery offerings primarily through the efforts of our senior management and scientists and through collaborator referrals. One of our business strategies is to attract and retain additional business development personnel and to expand our business development activities. Growth in our operations has placed and is expected to place a significant strain on our operational, human and financial resources. Our ability to compete effectively will depend, in large part, on our ability to hire, train and assimilate additional management and professional, scientific and technical personnel, and our ability to expand, improve and effectively use our operating, management, business development and financial systems to accommodate our expanded operations. The physical expansion of our facilities to accommodate future growth may lead to significant costs and may divert management and business development resources. If we fail to effectively anticipate, implement or manage the changes required to sustain our growth, we may not be able to compete successfully.

WE MAY NOT BE ABLE TO MEET THE DELIVERY AND PERFORMANCE REQUIREMENTS SET FORTH IN OUR COLLABORATION AGREEMENTS AND CONTRACTS.

     In order to maintain our current customer relationships and to meet the performance and delivery requirements in our customer contracts, we must be able to provide drug discovery capabilities at appropriate levels and with acceptable quality and at an acceptable cost. Our ability to deliver the drug discovery capabilities we offer to our collaborators is limited by many factors, including the difficulty of the chemistry, the lack of predictability in the scientific process and the shortage of qualified scientific personnel. In particular, a large portion of our revenue depends on producing collections of chemical compounds, and our current commitments to provide these compounds to our collaborators exceeds the current rate at which we are producing them. Some of our collaborators can influence when we provide our drug discovery capabilities under their contracts, which could increase our current contractual commitments to provide chemical compounds even further. Unless we are able to increase our current rate of compound synthesis, we will fail to meet our existing contractual commitments, which may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships.

OUR QUARTERLY OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY.

     Sales of our drug research and development capabilities, including our Lead Generation Library, can typically involve significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, the sales cycles are lengthy and subject to a number of significant risks, including collaborators' budgetary constraints and internal acceptance reviews. In addition, some of our collaborators can influence when we deliver products and perform services under their contracts with us. Due to these lengthy and unpredictable sales cycles and the ability of our collaborators to influence our delivery of products and performance of services, our operating results could fluctuate significantly from quarter to quarter. In addition, we expect to continue to experience significant fluctuations in quarterly operating results due to factors such as general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

     Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price could decline.

OUR DEVELOPMENT, TESTING AND MANUFACTURE OF POTENTIAL DRUG CANDIDATES MAY EXPOSE US TO POTENTIAL LIABILITY AND LOSSES FROM PRODUCT LIABILITY LAWSUITS.

     We develop, test and manufacture the precursors to pharmaceutical products intended generally for use in humans. Our drug discovery activities that result in the future manufacture and sale of drugs by our collaborators expose us to the risk of liability for personal injury or death to persons using these drugs. We may be required to pay substantial damages or incur defense costs in connection with any of these product liability claims, or we may lose revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $2.0 million per occurrence and in the aggregate, which we believe is customary in our industry. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance at acceptable costs or at all.

IF OUR USE OF CHEMICAL AND HAZARDOUS MATERIALS VIOLATES APPLICABLE LAWS OR REGULATIONS OR CAUSES PERSONAL INJURY, WE MAY BE LIABLE FOR DAMAGES.

     Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous if misused. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Colorado Department of Public Health and Environment and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be liable for any damages that result, and any such liability could exceed our resources and disrupt our business.

OUR OPERATIONS COULD BE INTERRUPTED BY DAMAGE TO OUR SPECIALIZED LABORATORY FACILITIES.

     Our operations are dependent upon the continued use of our highly specialized laboratories and equipment in Boulder, Colorado and Longmont, Colorado. Catastrophic events, such as fires or explosions, caused by our chemical synthesis and other drug discovery activities could damage our laboratories, equipment or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events, however, we cannot eliminate the chance that such an event will occur altogether. The availability of laboratory space in these areas is extremely limited, and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our collaborators. We maintain business interruption insurance to cover lost revenue caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators' needs in a timely manner could create.

OUR COLLABORATORS MAY RESTRICT OUR USE OF SCIENTIFIC INFORMATION.

     Our ability to improve the efficiency of drug discovery by, among other things, developing an effective database designed to predict chemical compound interactions with targeted disease-related proteins, depends in part on our generation and use of information that we derive from performing these services and is not proprietary to our collaborators. However, our collaborators may not allow us to use this information with others, such as the general interaction between types of chemistries and types of drug targets that we generate when performing drug discovery services for them. Without the ability to use this information, we may not be able to develop a database, which may limit our ability to improve the efficiency of the drug discovery services we provide.

THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY IS HIGHLY COMPETITIVE, AND WE COMPETE WITH SOME COMPANIES THAT OFFER A BROADER RANGE OF CAPABILITIES AND HAVE BETTER ACCESS TO RESOURCES THAN WE DO.

     The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies in the United States and abroad that are engaged in the development and production of chemistry discovery capabilities. Our major competitors are medicinal chemistry outsourcing companies, including Albany Molecular Research Inc., ArQule, Inc., Discovery Partners Inc., MediChem Life Sciences, Inc. and Evotec BioSystems AG (Evotec OAI), and drug discovery companies, including 3-Dimensional Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Gilead Sciences, Inc., Texas Biotechnology Corporation and Vertex Pharmaceuticals Incorporated. Some of our competitors offer a broader range of capabilities and have greater access to financial, technical, scientific, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or technologies, such as databases and molecular modeling tools that predict how effectively compounds will treat a targeted disease, that render our technologies obsolete or uneconomical. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

THE CONCENTRATION OF THE PHARMACEUTICAL INDUSTRY AND ANY FURTHER CONSOLIDATION COULD REDUCE THE NUMBER OF OUR POTENTIAL COLLABORATORS.

     We believe there are a limited number of large pharmaceutical companies and these companies represent a significant portion of the market for our capabilities. The number of our potential collaborators could decline even further through consolidation among or growth of these companies. If the number of our potential collaborators declines even further, they may be able to negotiate price discounts or other terms for our capabilities that are unfavorable to us.

THE INTELLECTUAL PROPERTY RIGHTS WE RELY ON TO PROTECT THE TECHNOLOGY UNDERLYING OUR PRODUCTS AND TECHNIQUES MAY BE INADEQUATE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY OR DEVELOPING COMPETING CAPABILITIES OR TO PROTECT OUR INTERESTS IN OUR PROPRIETARY DRUG CANDIDATES.

     Our success will depend in part on our ability to protect patents or maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. In addition, one of our business strategies is to develop our own proprietary drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of these drug candidates. In order to protect our rights to our proprietary drug candidates, we must obtain and maintain the intellectual property rights to such drug candidates. We currently have one United States patent and seven patent applications on file in the United States, including one provisional application, and we are pursuing limited patent coverage in foreign countries. Any patents that we may own or license now or in the future may not afford meaningful protection for our technology and products. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. In addition, others may challenge patents we may obtain in the future and, as a result, these patents could be narrowed, invalidated or rendered unenforceable or we may be forced to stop using the technology covered by these patents or to license the technology from third parties. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on similar technology that is not covered by our patents.

     In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, like many companies in our industry, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

     THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY HAS A HISTORY OF PATENT AND OTHER INTELLECTUAL PROPERTY LITIGATION, AND WE MAY BE INVOLVED IN COSTLY INTELLECTUAL PROPERTY LAWSUITS.

     The drug research and development industry has a history of patent and other intellectual property litigation, and these lawsuits will likely continue. Because we produce and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar capabilities or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, whether we win or lose. The cost of such litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

HEALTH CARE REFORM COULD REDUCE THE PRICES PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES CAN CHARGE FOR DRUGS THEY SELL WHICH, IN TURN, COULD REDUCE THE AMOUNTS THAT THEY HAVE AVAILABLE TO RETAIN OUR SERVICES.

     We depend on contracts with pharmaceutical and biotechnology companies for a majority of our revenues. We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn enough profit on the drugs they market to devote substantial resources to the research and development of new drugs. Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. Such laws may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs, which could reduce the amount of services that we perform, and therefore our revenues.

THE ABILITY OF OUR STOCKHOLDERS TO CONTROL OUR POLICIES AND EFFECT A CHANGE OF CONTROL OF OUR COMPANY IS LIMITED, WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

     There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

     - our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

     - our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

     In addition, our board of directors approved on August 2, 2001 a Rights Agreement, which could deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding common stock. We are also subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock.

OUR OFFICERS AND DIRECTORS WILL HAVE SIGNIFICANT CONTROL OVER US AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OUR STOCKHOLDERS.

     At June 30, 2001, our directors and officers beneficially owned or controlled approximately 31% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

BECAUSE OUR STOCK PRICE MAY BE VOLATILE, OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES.

     The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, during the past twelve months, the stock market, and in particular technology companies, have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF ARRAY'S BUSINESS

     Array BioPharma is a drug discovery company creating new drugs through the integration of chemistry, structural biology and chemoinformatics. We collaborate with leading pharmaceutical and biotechnology companies to identify novel small molecule drugs and are leveraging the Array Discovery Platform to develop our own pipeline of proprietary drug candidates. The Array scientific team has a proven track record of success in identifying promising drug candidates.

     The genomics revolution has provided an unparalleled opportunity to understand human disease by identifying gene targets, the proteins that cause disease. Now, chemistry is needed to actually create the drugs that treat those diseases. We believe the drug research and development bottleneck is shifting from the discovery of gene targets to the creation of safe and effective new drugs for those targets. We use the integrated Array Discovery Platform to bridge the gap between the identification of targets and the testing of drug candidates in animals and humans.

  OUR OBJECTIVE IS TO BUILD THE INDUSTRY'S PREMIER DRUG DISCOVERY COMPANY BY ACHIEVING THE FOLLOWING:

     - We continually strive to enhance the Array Discovery Platform by developing novel tools and implementing new technologies and processes to accelerate the drug discovery process for our partners and our proprietary drug candidates.

     - We will continue to collaborate with pharmaceutical and biotechnology companies to identify novel drug candidates and receive a fee for each scientist dedicated to the program and potentially, residuals in the form of milestones and royalties.

     - Our scientists use the Array Discovery Platform to create our own proprietary drug candidates, which we intend to continue to license and co-develop with partners.

  OUR ACHIEVEMENTS AS OF THE END OF OUR JUNE 30, 2001 FISCAL YEAR INCLUDE:

     - Creating our own potential drug candidates and entering into a research and license agreement with Amgen Inc. providing for the development and possible commercialization of one of these potential drug candidates;

     - Entering into collaboration agreements with pharmaceutical companies such as Eli Lilly and Company, and Merck & Co., Inc.;

     - Entering into collaboration agreements with biotechnology companies such as Chiron, ICOS Corporation, Immunex Corporation and Tularik Inc.;

     - Discovering a drug candidate potentially suitable for human testing with our first collaboration partner, ICOS;

     - Creating the Array Discovery Platform to identify new drug candidates from genomic information;

     - Entering into a long-term lease that will increase laboratory space to 190,000 square feet over the next three years, accommodating up to 350 scientists; and

     - Raising $50.8 million in our initial public offering in November 2000.

  OUR ACHIEVEMENTS SINCE OUR FISCAL YEAR END INCLUDE:

     - Growing our staff since our inception in 1998 to 202 full-time employees as of September 2001, including 140 scientists, of whom 91 have Ph.D.'s.

     - Entering into collaboration agreements with ICOS Corporation, Takeda Chemical Industries, Inc. and Vertex Pharmaceutical Incorporated, which include fees for each scientist dedicated to these projects and/or upfront fees, potential milestone and royalty payments.

DRUG DISCOVERY AND DEVELOPMENT

     Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to generate safe and effective drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans. The role of biology in drug discovery is primarily focused on the early stages of research, including understanding the mechanism of diseases, identifying potential drug targets for therapeutic intervention and evaluating potential drug candidates. The role of chemistry in drug discovery is the actual invention of safe and effective drug candidates to address these targets.

  DRUG CHARACTERISTICS

     Drug characteristics are the criteria that measure the effectiveness of a drug in treating a particular disease. These characteristics include:

     - Potency, which is the amount of a drug required to effectively treat the disease; the greater the potency, the smaller the required dose and therefore the smaller the likelihood of harmful side effects;

     - Selectivity, which is the extent to which a drug interacts only with the disease-causing target; the greater the selectivity, the lower the probability of harmful side effects;

     - Toxicity, which is the presence and significance of any harmful side effects;

     - Metabolism, which is how rapidly the drug works and how long it stays effective; and

     - Formulation, which is how the drug is administered to patients, for example, orally or by injection.

     Drugs created by chemists are generally small in molecular weight relative to targets and are known as small molecule drugs. Small molecule drugs are generally administered orally and remain the preferred treatment for most diseases. They are particularly appropriate for the treatment of chronic diseases requiring the daily administration of medications over many years. Worldwide retail pharmaceutical sales in 2000 were $354 billion. We estimate that more than 90% of the revenue derived from retail drug sales is attributable to small molecule drugs created through the application of chemistry.

  DRUG DISCOVERY AND DEVELOPMENT PROCESS

     Currently, the process of researching and developing a safe and effective drug is slow, expensive and has a high failure rate. This process is estimated to take an average of 12 years and to have a risk adjusted cost of $500 million per drug. This long and costly process is due largely to the inability of science to predict which, if any, of a virtually infinite number of possible small molecule drugs will prove to be safe and effective. We believe that improved decision making by chemists early in drug discovery can improve the success rate of, and lower the cost and time required for, the development of safe and effective drugs.

     The following is a more detailed description of the drug research and development process, which includes:

     - Target discovery, including target identification and validation;

     - Drug discovery, including lead generation, lead optimization, and process research and development;

     - Preclinical development, which involves testing a potential drug candidate for safety and efficacy in animals; and

     - Clinical development, which involves testing a drug candidate for safety and efficacy in humans.

  TARGET DISCOVERY

     The mapping and sequencing of the human genome, which is the set of all human genes, has identified large numbers of genes that encode the chemical information for cells to produce proteins. These proteins determine human physiology, and some cause disease. These disease-related proteins are potential targets for therapeutic intervention with a drug. Biologists identify the targets against which chemists create drugs. Organizations that develop new drugs, principally pharmaceutical and biotechnology companies are advancing many of these newly identified potential drug targets into drug discovery. Many of these potential drug targets have yet to be validated, meaning that their roles in causing disease are not completely understood.

  DRUG DISCOVERY

  Lead Generation

     Lead generation is the process of identifying hits, which are chemical compounds that interact with a potential drug target with sufficient potency and selectivity to warrant further testing and refinement as possible drug candidates. These potential drug candidates are called leads.

     Assay development and compound screening. Once biologists identify a potential drug target, biochemists must develop tests, called assays, to evaluate, or screen, potential drug compounds against these targets for their therapeutic value. Depending on the target and what is understood about its biology, biologists develop many types of primary assays conducted in test tubes, called in vitro assays, to measure the relative potency and specificity of interaction of a potential drug compound with a target. Biochemists further evaluate the drug characteristics of compounds by creating more complex secondary assays that are both in vitro and conducted in animals, known as in vivo. A typical screening campaign for a given target entails screening small amounts of thousands of chemical compounds from collections of chemical compounds known as libraries.

     Compound libraries. Chemists design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. A well-designed, highly pure library increases the likelihood of finding a hit that is suitable for optimization of its drug characteristics. The screening of low quality libraries often produces either numerous false hits or hits that are not suitable for optimization, creating a bottleneck in secondary screening and downstream drug discovery. Therefore, we believe high quality libraries should produce better candidates at a lower cost.

     Libraries can consist of newly synthesized compounds or of historical collections of synthetic compounds or natural products. It is estimated that over 10(60), or virtually an infinite number, of possible chemical compound structures are of an appropriate size and contain the right elements to be potential drugs. Since it would be impossible to create or screen even a small fraction of this universe of possible compounds, the choice of which compounds to synthesize is critical and is based on several factors, including ease of synthesis, desired drug characteristics and chemical properties. A high quality library for drug discovery will contain compounds of high purity and have valuable drug characteristics, from which chemists can rapidly optimize hits to generate leads. At the same time, the design of a high quality library should maximize the differences between compounds, also known as diversity, so that each compound provides important information about its potential as a drug candidate against a specific target. Furthermore, high quality libraries should not contain compounds with metabolic or toxic liabilities or compounds that may interact nonspecifically with many different targets.

     Compound synthesis. Compound synthesis is the process by which chemists use a small set of commercially available starting materials called building blocks to create new compounds. Compound synthesis is accomplished by adding building blocks to a core chemical structure, called a scaffold, through a chemical reaction, either one reaction at a time or in a parallel fashion using technology known as automated high-speed synthesis. Chemists determine which compounds to prepare and try to choose a method that will minimize the number of steps and the time required for synthesis. Compound synthesis often involves multiple separate chemical steps. While new technologies have increased productivity, the synthesis of compounds with desirable drug characteristics remains a rate-limiting step in the drug discovery process.

  Lead Optimization

     Lead optimization is the complex, multi-step process of refining the chemical structure of a hit to improve its drug characteristics, with the goal of producing a preclinical drug candidate. The process of lead optimization typically falls between two extremes known as empirical lead optimization and rational drug design. Empirical lead optimization emphasizes screening large numbers of compounds, often generated through combinatorial chemistry, to optimize leads. Combinatorial chemistry relates to the mechanics of mixing and matching different building blocks, in combination with a scaffold, to create a library that may or may not be designed to have optimal drug characteristics and maximum diversity. Combinatorial chemistry typically creates libraries using automated high-speed synthesis. Rational drug design, in contrast, optimizes leads through the detailed analysis of the three-dimensional structure of the target and of the chemical structure required for a potential drug compound to interact with that target. We believe a combination of these two approaches, one that optimizes leads through a continuous, multi-step process based on knowledge gained at each stage, generally results in higher quality potential drug candidates at lower cost than either approach by itself.

     Hits to quality leads. By definition, a quality lead can be readily optimized into a potential drug candidate. At the initiation of a drug discovery project, goals defining the desired drug characteristics, or candidate criteria, are established. Medicinal chemistry involves the design, selection and synthesis of compounds to achieve these specified drug characteristics. Any hits obtained from screening against targets are evaluated relative to these candidate criteria. Typically, one or more hits are evaluated in secondary assays and a set of structurally related compounds, called analogs, are synthesized and screened as well. Chemists select which hits or analogs to make based on a combination of their potential drug characteristics, ease of synthesis and structure-activity relationship, or SAR. SAR is quantitative information that correlates changes in chemical structure to biological data generated from screening assays. The ability of chemists to make informed decisions as to which changes in structure will optimize a hit's valuable drug characteristics is based mostly on experience and is a key parameter for productivity in drug discovery.

     This optimization process can be accomplished by an empirical, linear approach where each analog is evaluated to determine its drug characteristics and based upon this analysis an additional analog is synthesized. Alternatively, a rational, parallel approach can be used to simultaneously create multiple analogs, called focused libraries. These focused libraries can be screened against targets to generate a matrix of SAR information, resulting in accelerated optimization.

     Leads to candidates. A preclinical candidate is a lead that has been optimized to meet particular drug candidate criteria and that is ready for Food and Drug Administration, or FDA, regulated toxicity testing. Chemists use SAR information, derived from focused libraries, complex secondary assays, and other technologies, including x-ray crystallography and molecular modeling, to engineer hits with desired drug characteristics into leads. Complex secondary assays, such as those using human tissues and animal models, can help define the potential of drugs to be safe and effective in humans. Technologies that help improve the prediction of clinical success include x-ray crystallography, which can determine the three-dimensional structure of potential drug compounds bound to targets, and molecular modeling, a computational method that helps chemists to design more potent and selective compounds. In addition, chemists can use databases correlating chemical structure to biology, generally referred to as chemoinformatics, to help predict SAR to optimize desired drug characteristics. Databases to predict a chemical compound's drug characteristics are particularly important. While historically performed in a linear process, chemists now refine drug characteristics in parallel at every point in the lead optimization process, even in library creation. Ultimately, the experience, intuition and synthetic skills of medicinal chemists are the defining factors in creating a successful drug candidate.

  Process Research and Development

     The compounds chemists create for screening in lead generation and lead optimization are typically synthesized in relatively small, milligram quantities. The synthetic process to make compounds for screening typically uses a parallel synthesis approach to explore drug characteristics, rather than to optimize ease of synthesis. Before a drug candidate can be taken into clinical trials, kilogram quantities must be synthesized. The goal of process research is to streamline the synthesis of larger quantities of the compound, typically by minimizing the number of synthetic steps and reducing the time and cost of production. Process development refers to the production scale-up and further refinement required for clinical trials and commercial manufacturing.

  PRECLINICAL DEVELOPMENT

     For regulatory purposes, a potential drug candidate must undergo extensive in vitro and in vivo studies to predict human drug safety, including toxicity over a wide range of doses and how the drug is metabolized. The objective of preclinical testing is to obtain results that will allow the preclinical drug candidate to be approved for human testing by the FDA, through an Investigational New Drug, or IND, application.

  CLINICAL DEVELOPMENT

     Clinical trials, or human tests of a potential drug candidate to determine safety and efficacy, are typically conducted in three sequential phases, although the phases may overlap. A successful clinical trial will result in the filing of a New Drug Application, or NDA, with the FDA to grant permission to market the drug in the United States. Similarly, clinical trials must be conducted and regulatory approvals secured before a drug can be marketed in other countries.

THE OPPORTUNITY

     The drug industry. In 2000, worldwide drug sales increased 10% to an estimated $354 billion. Pharmaceutical companies in particular are under increasing pressure to introduce novel drugs to grow revenue. It is estimated that research and development spending over the last 10 years has increased approximately three fold, growing from 16% of pharmaceutical company revenue in 1990 to an estimated 20% in 2000. Despite this increase in research spending, the FDA approved only 27 new drugs in 2000, compared with 23 new drugs in 1990.

     Problems with current drug discovery and development. Despite all of the recent technological advances in genomics, biology and chemistry, drug discovery and development remains slow, expensive and risky. Currently, less than 1% of all drug discovery programs yield marketable drugs. The drug industry faces multiple challenges in reducing the cost and time of drug discovery and development. These include the early identification and elimination of unsuccessful drug candidates and increasing the success rate at each stage of the drug development process.

     Capitalizing on the genomics revolution. The drug research and development process is experiencing a fundamental change fueled by the revolution in genomics and the tremendous progress in the biological understanding of disease. The success of publicly and privately funded genomics initiatives, including the Human Genome Project, in sequencing the entire human genome heralds a new era in drug research and development. Heavy investment in the technologies to work out the biological understanding of gene function is widely expected to result in a dramatic increase in the number of potential drug targets. All of the human therapeutic drugs on the market today are directed at approximately 500 targets. The genomics revolution is projected to expand the number of potential therapeutic targets to between 5,000 and 10,000.

     The importance of chemistry. We believe the bottleneck in drug research and development is shifting from the identification and validation of new targets to the creation of safe and effective drugs for these targets. Although tremendous knowledge has become available about the human genome, now the challenge is to create drugs from this biological information. During the next decade, we believe the knowledge gained from genomics and biology will lead to a dramatic increase in the investment in small molecule drug discovery. The chemical make-up or structure, of a drug is the key determinant of its safety and efficacy. Minor modifications in chemical structure can differentiate drugs and determine their success or failure in the marketplace. While targets are generally used as tools for screening potential drug candidates, chemistry is necessary to create the actual drug provided to a patient. Therefore, while the ultimate value of intellectual property associated with newly identified targets is currently unknown, the value of intellectual property associated with drugs has proven to be significant.

     Pharmaceutical industry challenges. The demands for new and improved drugs coupled with the emerging potential of new targets have created a shortage of qualified chemists. Some pharmaceutical companies have revealed plans to significantly increase their internal discovery chemistry capacity over the next five years. However, we believe there will be a continuing shortage of qualified chemists to fill these positions. To the extent that they cannot hire qualified chemists, these companies must substantially increase their drug discovery productivity, enter into collaborations, or acquire additional discovery capabilities.

     Biotechnology industry challenges. Many biotechnology companies are increasing their focus on creating drugs against their proprietary targets. Historically, they have partnered with pharmaceutical companies to create small molecule drugs. These arrangements have often resulted in biotechnology companies relinquishing much of the economic value of their biological discoveries. Accordingly, several biotechnology companies have announced their intention to build small molecule drug discovery capabilities internally. However, they face significant barriers in creating a competitive drug discovery platform, including hiring multidisciplinary teams of scientists with drug discovery experience, the significant investment necessary to build and equip specialized laboratories, and most importantly, the opportunity cost in time required to build an effective drug discovery capability.

THE ARRAY DISCOVERY PLATFORM

     The Array Discovery Platform creates a new model for drug discovery, bridging the gap between target identification and clinical testing. We continually strive to enhance our platform by developing novel tools and implementing new technologies and processes to accelerate drug discovery.

     The Array Discovery Platform includes:

     - Structural Biology: Array's experienced biology team is creating a better understanding of how small molecule drugs interact with disease targets. This team clones, expresses and purifies related families of disease proteins across multiple therapeutic areas to gain insights into their function. X-ray crystallography and computational modeling are used to define the three-dimensional structures of these proteins. This process provides valuable information about the interaction between lead candidates and protein targets.

     - High Throughput Screening: Our screening capability can analyze up to 100,000 chemical compounds per week against target assays to identify novel leads for further optimization. Our scientists use compound libraries to screen compounds against targets to obtain quantitative measures of drug quality in our proprietary drug discovery programs and collaborations.

     - Predictive Chemoinformatics: Predicting drug characteristics, such as potency, dosing frequency and potential side effects, requires powerful information mining and management tools. Array's chemoinformatics team, composed of experts in computational chemistry, scientific computing and medicinal chemistry, works together to increase the probability of success. Our proprietary software searches databases of existing drugs and generates novel predictive databases and modeling programs designed to better forecast the characteristics of valuable new drugs. In addition, we use an electronic notebook to allow information to be collected and accessed -- at the bench-top -- throughout the organization. We believe the integration of these technologies improves the decision-making ability of our scientists in the generation of successful drug candidates.

     - Parallel Synthesis: Our high-speed parallel synthesis team builds quality small molecule compound libraries, called Lead Generation Libraries, as a starting point for drug discovery. Array's predictive chemoinformatics technologies, along with our medicinal chemistry experience, are used to design these biologically relevant libraries. This group develops efficient, versatile processes to synthesize, analyze and purify compounds for screening. The team creates highly pure and diverse libraries of compounds directed against families of disease targets. Most importantly, any screening hit from these libraries are designed to readily advance to lead optimization.

     - Analytical Chemistry: Our analytical chemistry team uses state-of-the-art automated instrumentation to evaluate the quality of chemical compounds, understand the chemical processes used to synthesize these compounds and measure important drug properties. This capability allows for the high throughput analysis and purification of thousands of compounds per week.

     - Medicinal Chemistry: Chemical leads that interact with disease-causing protein targets can come from several sources including hits from our libraries, de novo structure-based design strategies, the scientific literature, or from our collaborators. Regardless of the source, we apply the same defined processes to optimize these leads to clinical drug candidates. We first utilize information regarding the three-dimensional structure of the protein-lead interaction to design novel sets of compounds for synthesis. Next, we use our chemoinformatics capability to eliminate certain compounds from our design set that are predicted to have poor drug characteristics. We then synthesize, analyze and purify this refined set in a parallel format and screen these compounds against many assays to quantify drug characteristics. An iterative process of making small changes in chemical structure, evaluating the results and engineering improvements into the drug candidate is repeated many times to optimize drug characteristics and achieve the candidate criteria.

     - Drug Metabolism: When optimizing desirable drug characteristics, it is critical at an early stage in the discovery process to determine drug metabolism, which is how rapidly the drug works and how long it stays effective. We have established a series of assays to identify these metabolic characteristics. These assays include human liver enzyme assays, cellular assays and assays based on fluids obtained from the dosing of compounds in animals. We measure both the rate in which compounds are metabolized and the position of metabolism using state of the art mass spectrometry techniques. We also screen our Lead Generation Libraries against these assays to build valuable drug metabolism databases to help predict clinical success of our future compounds.

     - Process Research and Development: Our process chemists improve complex synthetic procedures, which allow for more efficient scale-up and production of drug candidates. We design our proprietary processes to lower the cost and increase the rate in which drug candidates can be synthesized. We believe the experience of our process chemists in resolving complex synthetic problems allows us to rapidly develop new synthetic procedures and accelerates the development of valuable drug candidates for human testing.

     We provide the Array Discovery Platform to biotechnology and pharmaceutical companies for lead generation and lead optimization, as well as for process research and development. We also leverage the Array Discovery Platform to create our own potential drug candidates. We plan to optimize, develop and commercialize our proprietary compounds in collaboration with pharmaceutical and biotechnology companies.

     We believe our information-driven technology platform enables our scientists to make better decisions at each step of the drug discovery process. Our organizational structure emphasizes multi-disciplinary teams to improve problem solving, which we believe streamlines the drug discovery process. We believe that our integrated approach to drug discovery will enable both our collaborators and our internal discovery teams to create higher quality drugs more quickly and less expensively.

     We have assembled a scientific team with experience in both the pharmaceutical and biotechnology industries. We had the distinct advantage of recruiting 20 former Amgen scientists at our inception. This nucleus afforded us a critical mass of experienced chemists, which we believe has proven to be a competitive advantage in recruiting additional scientists. As of September 2001, after only three years in operation, we have 202 full-time employees, including 140 scientists, of whom 91 have Ph.D.'s and 66 have large pharmaceutical company experience.

STRATEGY

     Our objective is to become the leading inventor of high quality drug candidates by creating the industry's premier drug discovery platform. Our strategies to achieve this objective are as follows:

     Provide an integrated solution to drug discovery. Our drug discovery capabilities bridge the gap between target identification and preclinical testing. We provide collaborators with a fully integrated drug discovery capability. While collaborators can access components of this capability, we seek to expand all collaborations across the entire Array Discovery Platform. Because of the breadth and quality of our discovery platform, we expect to become the drug discovery partner of choice for pharmaceutical and biotechnology companies.

     Combine state-of-the-art technology with innovative chemistry and structural biology to accelerate drug discovery. We provide a premium drug discovery capability that we believe creates drugs more efficiently. Our integrated approach leverages parallel processing across the Array Discovery Platform to speed the creation of high quality drug candidates. We rely on our highly qualified and experienced scientists and our drug discovery platform to create drug candidates by understanding the complex relationships between chemical structure and desirable drug characteristics. We are committed to continuous process improvement, implementation of new technologies, shared learning among our scientists and innovative organizational design.

     Create our own drug candidates. We intend to maximize the value of the Array Discovery Platform by creating our own drug candidates. We intend to commercialize these drug candidates by entering into collaborations to co-develop these drug candidates with pharmaceutical and biotechnology partners.

     Attract world-class scientists. We expect to grow our business by continuing to aggressively recruit world-class scientific talent. Our success in recruiting and retaining these scientists depends on our continued focus on quality science and the maintenance of our culture, which emphasizes innovation and empowerment of our scientists, and our ability to provide industry competitive salaries and equity participation in our company.

     Expand our capabilities through internal development and acquisitions. We plan to increase our current capacity by expanding our state-of-the art facilities. In addition, we intend to acquire additional laboratory sites to meet our collaborators' needs and improve access to regional scientific talent. We further intend to acquire or develop new technologies and capabilities to expand our existing drug discovery platform.

ARRAY'S DRUG DISCOVERY CAPABILITIES

     We provide a broad range of premium drug discovery capabilities, including:

     - Structural biology

     - Lead generation;

     - Lead optimization; and

     - Process research and development.

     We offer these capabilities to collaborators across the drug discovery process and also use them internally for our own drug discovery programs. The Array Discovery Platform supports the entire drug discovery process.

 STRUCTURAL BIOLOGY

     Our structural biology team is creating a better understanding of how small molecule drugs interact with disease targets across multiple therapeutic areas. We utilize our biotechnology expertise to produce proteins for structural determination and high throughput screening. X-ray crystallography and computational modeling are used to define the three-dimensional structures of these proteins. We develop our own assays or format assays supplied by a collaborator for high throughput screens and can screen up to 100,000 compounds per week. Tens of thousands of small molecule compounds are then screened against the targets to obtain quantitative measures of drug quality. We also screen our Lead Generation Libraries against metabolism and toxicology assays both to establish quality and to populate our predictive databases. Our computational and medicinal chemists then mine this information to design focused libraries of small molecule drug candidates. This approach takes advantage of the similarities within disease target families, which are designed to accelerate the discovery process.

  LEAD GENERATION

  Optimer building blocks

     Chemists are able to create high value compounds more rapidly by using quality building blocks and automated chemical synthesis techniques. We recognize that a bottleneck in drug discovery is the availability of high-quality building blocks for initiating chemical synthesis. Our chemists have designed a series of building blocks with desirable drug-relevant properties, using our proprietary software, Radical, and based on their experience in assessing drug-relevant chemical structures. These building blocks are added to a scaffold during compound synthesis and have become an important component of our overall drug discovery strategy. We produce primary building block sets for construction of lead generation libraries. We then utilize sets of complementary secondary building blocks for creating focused libraries to determine SAR in lead optimization programs. In addition, we sell approximately 335 of these building blocks under the trade name Optimer.

  Lead Generation Libraries

     We provide chemical compounds from our Lead Generation Libraries to our collaborators with a non-exclusive license to use them for internal research. We retain all other rights to these compounds, including the right to use these compounds for our internal and collaborative programs, as well as the rights to the synthetic processes used to create these compounds. We create sub-libraries that interact with specific target families, including G-protein coupled receptors, nuclear receptors, enzymes and protein-protein interactions. The majority of all drugs on the market today are aimed at targets within these families.

     A critical rate-limiting step in the drug discovery process is the availability of high-quality compound libraries that have been designed with structures relevant for screening specifically against important target classes and that are designed for rapid lead optimization. We believe that the production of large compound libraries, by itself, has limited value for creating high quality leads. Instead, we design our libraries so that any leads generated require less optimization and will result in clinical candidates with a greater likelihood of clinical success.

     We design our libraries according to the following criteria:

          - Biologically-relevant diversity. We have established specific computational parameters to define the diversity of our compound libraries. Our proprietary chemoinformatics tools categorize how changes in chemical structure correlate with the biological activity of known drugs and use this information to define our diversity parameters. Libraries can be constructed to optimize diversity and therefore maximize the information provided by each library compound.

          - Capture full patent potential. Our scientists maximize the number of distinct drug-like three-dimensional shapes, or pharmacophores during library design. This approach is designed to optimize the number of discrete, patentable compound sets within a library, with the goal of identifying the key structural features of drug-target interactions.

          - Target-directed chemical scaffolds. Our chemists create scaffolds designed for disease-related families of targets. This "privileged" scaffold strategy allows us to synthesize compounds with a higher probability of finding a high-quality lead for a given target. We attach novel and commercial building blocks to these scaffolds to create our library compounds.

          - Drug-relevant building blocks. We use drug-relevant building blocks to synthesize libraries. We design the library to identify the least complex, or minimal structure that will interact with a target by using minimally complex, or primary building block sets. Any hit generated from our Lead Generation Library can be readily optimized due to the availability of more complex, or secondary building block sets. These focused libraries study the SAR around any compound hit.

          - Optimized chemical synthetic processes for high purity. We invest significant effort in the process design and synthesis of each library to ensure that the compounds generated are of high purity and can be readily optimized. The library undergoes analysis during each stage of its development to ensure the identity of each compound and maintain quality.

     Custom libraries. We develop novel processes for and design libraries focused towards specific target families or our collaborators' proprietary scaffolds. We sell chemical compounds from the custom libraries we design and synthesize for our collaborators, with either an exclusive or non-exclusive license to use these compounds. These libraries are typically synthesized in multi-milligram quantities and are generally of very high purity.

  LEAD OPTIMIZATION

     Our chemists optimize leads generated from multiple starting points, including leads provided by our collaborators, identified through screening our Lead Generation Library, or generated through our structure-based drug design programs. Regardless of a lead's source, we take an iterative, structure-based approach to lead optimization. This approach typically begins with the design and synthesis of focused libraries to identify the SAR of a lead. From this, we can use x-ray crystallography and our chemoinformatics capabilities to continuously design and synthesize additional focused libraries until we achieve the drug candidate criteria. We utilize knowledge of gene families, the proteins they encode and the compounds that interact with them to design clinical candidates. We then screen these compounds against secondary assays to minimize the potential for toxicity or metabolic deficiencies.

     Because no single technology exists to accurately predict clinical outcomes for potential drug candidates, experienced chemists with success in generating clinical candidates are vital to an effective lead optimization program. Our approach is to work closely with our collaborators, providing multi-disciplinary teams of experienced scientists on projects to identify drug candidates. We have successfully utilized this approach to lead optimization with a lead provided to us by ICOS. Within 12 months from the initiation of the program, Array and ICOS scientists identified a potential drug candidate.

  PROCESS RESEARCH AND DEVELOPMENT

     The processes to synthesize many preclinical candidates can be long, complex and costly to scale-up. Our process chemists have solved significant synthetic challenges in their careers, including the development of patentable processes for synthesizing drugs that have entered clinical trials, and have contributed to the synthesis of several complex drugs derived from natural products. Our goal is to apply these skills and experience to create novel yet efficient processes to synthesize complex molecules.

     Process design. Once a potential drug candidate has been identified, it is critical to reach a rapid decision to advance the candidate into the clinic. In many cases, lack of an adequate quantity of a specific compound for preclinical testing delays that decision. Our efforts are designed to take complex medicinal chemistry processes and reduce the number of steps and improve yields to allow for the rapid synthesis and scale-up of preclinical and clinical drug candidates.

     Custom synthesis. Our chemists can undertake challenging syntheses to produce building blocks, complex intermediates and final products on a custom basis or from small-scale through bulk quantities. We synthesize compounds both on a proprietary and non-proprietary basis. A number of collaborators have asked us to synthesize larger quantities of compounds we previously produced for them. We intend to create proprietary processes that can be licensed to collaborators as they advance potential drug candidates into clinical trials.

     Process scale-up. Often a synthetic process can face unknown challenges upon scale-up. Our chemists have demonstrated their ability to rapidly scale-up compound production to meet customer deadlines. We have the capacity to produce lots of up to 10 kilograms.

PROPRIETARY DRUG DISCOVERY

     We leverage all of our capabilities internally to create our own drug candidates for partnering with pharmaceutical and biotechnology companies. Our chemical-proteomics approach takes advantage of the similarities in drug design strategies for related families of disease relevant protein targets. We are working on a number of target families, including those important for the treatment of arthritis, diabetes and cancer.

Through database analysis of human genomics information, we categorize targets into biologically related protein families. These protein families will typically have similar three-dimensional structures, and related biologic function and enzymatic activity. The expertise required to produce and screen these proteins in biologic assays are often similar. In parallel, we create focused libraries of compounds, which are designed to interact with these families of protein targets. By screening target-focused libraries against related families of targets, we then generate our own early-stage leads against therapeutically important targets. Once we have qualified a valuable lead through secondary screening, we will seek to initiate a collaboration with a partner for subsequent lead optimization, development and commercialization. In the future, we plan to continue research on certain promising lead series and move select compounds into early clinical development. To date, we have entered into one such collaboration agreement that provides an up-front fee, license fees, and payments for each full-time equivalent employee working in the collaboration and milestone payments. We expect to enter into future collaborations that may provide similar fees and that also allow us to participate in the success of these potential drug candidates through royalty payments.

COMMERCIALIZATION

     We intend to grow revenue and achieve profitability while sharing in the success we create for our collaborators. We intend to maximize the value we capture by focusing our scientific resources on our proprietary drug programs and collaborations that use our full breadth of capabilities and enable us to participate in the success of the potential drug candidates that we create.

     Our intent is to increase revenue by continuing to expand our collaborations across the Array Discovery Platform. Generally, a collaboration begins through accessing a single capability within our platform. We sell our Optimer building blocks and license our Lead Generation Libraries, once synthesized, to multiple collaborators, creating a recurring revenue stream. We enter into collaborations with pharmaceutical and biotechnology companies and receive fees for each scientist dedicated to these programs. In addition, in a number of our current collaboration agreements, we are entitled to up-front fees, milestone payments upon achievement of certain drug discovery objectives and/or royalties based on sales of products commercialized by our collaborators as a result of these agreements.

     We create proprietary drug candidates with the intent of furthering their development and increasing their potential commercial value through collaborating with biotechnology or pharmaceutical partners. In the future, we may choose to progress certain drug candidates as far as early clinical development in order to maximize the value retained by Array. As we progress candidates, we will seek collaborations that provide us with an initial licensing fee for exclusive rights to our intellectual property, payments for continued research and down stream payments that may include milestone and royalty payments.

     A key element of our strategy is to increase the value we provide collaborators by expanding our relationships with them across complementary development efforts. Below we describe several collaborators that chose to expand their initial relationship with us.

     ICOS. ICOS was one of our first collaborators. Our first agreement with ICOS addressed lead optimization of up to four ICOS targets. This agreement, initiated in December 1998, called for our scientists, in collaboration with ICOS' scientists, to develop clinical candidates from ICOS' preliminary leads. Based upon the success of this program, ICOS expanded this relationship in the spring of 1999, by both initiating a second lead optimization program on a separate set of targets, and subscribing to our Lead Generation Library. In less than one year, our initial collaboration led to the development of a potential clinical candidate for a target called phosphodiesterase 4, or PDE 4. To speed the development of this clinical candidate, ICOS chose to access our chemistry process research to refine the production process to produce sufficient quantities for preclinical and early phase clinical testing. In July 2000 and again in March 2001, ICOS expanded the scope of their collaboration with us and consolidated these earlier lead optimization and library agreements, providing additional milestones and extending the term. These new agreements include lead optimization of hits identified during ICOS' screening of our Lead Generation Library.

     ICOS has now taken advantage or our lead generation, lead optimization and process chemistry capabilities. ICOS has announced that clinical trials for the PDE 4 inhibitor will be initiated in late-2001. We are entitled to milestone payments upon the achievement of specific clinical objectives.

     Tularik. Tularik first became interested in Array because of our approach to creating our Lead Generation Libraries. To evaluate the quality of our libraries, Tularik acquired a small subset of our Lead Generation Libraries in April 1999. Within three months they initiated a one-year subscription to all of our Lead Generation Libraries. Six months later, Tularik exercised an option to subscribe to our second-year Lead Generation Libraries. We have also expanded our relationship with Tularik by creating focused libraries to an important class of targets called orphan nuclear receptors.

     Merck. Merck began working with us in May 1999 by purchasing building blocks from our Optimer collection on a non-exclusive basis. This initial introduction led to an agreement between the parties for the exclusive development and supply of custom synthesized compounds for Merck. Building on this relationship, we announced in September 2000 an agreement with Merck for process research, synthesis and supply of custom libraries for Merck's drug discovery programs.

     Eli Lilly. In March 2000, Eli Lilly initiated a multi-year medicinal chemistry collaboration for up to 30 of our scientists. To date, this collaboration is moving forward successfully. Our scientists are fully integrated into some of Eli Lilly's drug discovery project teams. Initially this collaboration focused on certain aspects of our lead optimization chemistry; however, Eli Lilly has expanded these joint efforts to other aspects of our Array Discovery Platform.

BUSINESS DEVELOPMENT

     To date, our business development activities have been conducted primarily through direct customer contact by our senior management and scientists and through customer referrals. Because our collaborators are primarily skilled scientists, we use our scientific expertise to initiate and to build upon strong customer relationships. In Japan, we have relied upon the services of a consulting company, Transpect, Inc., to help introduce and promote our company. We market our Optimer building blocks through multiple channels, including targeted mailing of a hardcopy catalog and through an Internet catalog. We plan to continue to grow our business development resources.

RESEARCH AND DEVELOPMENT

     Our research and development expenses were approximately $3.3 million in fiscal year 1999, $4.0 million in fiscal year 2000 and $8.3 million in fiscal year 2001. We conduct research and development in the following areas:

     Assay development and high throughput screening automation. We are investing in the development of new assay and high speed screening technologies to more effectively evaluate potential drug compounds for their therapeutic value, including specificity and metabolism, and to increase the speed of our screening capability.

     Chemoinformatics. We are continuing our development of database technology, to more effectively capture, organize and link the data generated by our scientists, and to make this information more seamlessly accessible to any of our drug discovery efforts. In addition, we continue the development of internal software technologies designed to increase the speed and efficacy of our lead generation and lead optimization chemistry.

     Libraries. We have ongoing projects to develop and refine technologies necessary to create high quality compound libraries composed of drug-relevant compounds that can be rapidly optimized. Our research is focused in the areas of designing drug-relevant building blocks and scaffolds, maximizing drug-like characteristics of our library compounds, optimizing library synthesis processes and maximizing biologically-relevant compound diversity.

     Internal Drug Discovery Projects. We will continue to invest in internal drug discovery programs intended to create our own potential drug candidates. We intend to commercialize any potential drug candidates that we are successful in developing in these programs through partnerships with pharmaceutical and biotechnology companies.

COMPETITORS

     Competition across the range of our drug discovery focus is currently fragmented. We compete, however, with a number of companies in each of the functional areas of drug discovery that we serve. Our major competitors among drug discovery outsourcing companies include: Albany Molecular Research Inc., ArQule, Inc., Discovery Partners Inc., MediChem Life Sciences, Inc. and Evotec BioSystems AG (Evotec OAI), and among drug discovery companies include:
3-Dimensional Pharmaceuticals, Inc., Gilead Sciences, Inc., Texas Biotechnology Corporation and Vertex Pharmaceuticals Incorporated. In addition, we compete with the internal research departments of biotechnology and pharmaceutical companies. Many of these companies, which also represent a significant market for our capabilities and some of which are our collaborators, are developing or already possess internally the technologies we offer. Academic institutions and other research organizations are also conducting research in areas in which we provide our capabilities, either on their own or through collaborative efforts.

     Many of our competitors are larger than we are and have greater financial and other resources. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their drug discovery offerings through acquisition, collaboration or internal development to integrate their offerings or compete with us comprehensively across the drug discovery process. Our competitors may also develop new, more effective or affordable approaches or technologies that compete with our capabilities or render them obsolete or uneconomical.

     In addition, we compete with pharmaceutical and biotechnology companies, including our collaborators, academic and research institutions and other firms to hire qualified scientists. Some of our competitors may have stronger financial resources, offer more attractive equity compensation or have a proven operating history, any of which may make our competitors more attractive employers than us to potential employees.

GOVERNMENT REGULATION

     In the course of our business, we handle, store and dispose of chemicals. We are subject to various federal, state and local laws and regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. These environmental laws generally impose liability regardless of the negligence or fault of a party and may expose us to liability for the conduct of, or conditions caused by, others. We have not incurred, and do not expect to incur, material costs to comply with these laws and regulations. Because the requirements imposed by these laws and regulations change frequently, however, we may be unable to accurately predict the cost of complying with these laws and regulations. In addition, although we believe that we currently comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In that event, we could be liable for any resulting damages, which could exceed our resources and harm our results of operations.

     Our customers and collaborators are subject to substantial regulation by governmental agencies in the United States and other countries. Virtually all pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Various federal and state laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these pharmaceutical products. This approval process is time-consuming and expensive and there are no assurances that approval will be granted on a timely basis, or at all. Even if regulatory approvals are granted, a marketed product is subject to continual review. Later discovery of previously unknown problems or a failure to comply with applicable regulatory requirements may result in restrictions on the marketing of a product or the withdrawal of the product, as well as possible civil or criminal sanctions. To the extent our customers or collaborators are unable to obtain the necessary regulatory approvals to market their products, or fail to continue to comply with regulatory requirements, we may be unable to realize revenue from license, milestone and/or royalty payments.

     We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the United States Department of Agriculture, and other federal, state and local laws.

INTELLECTUAL PROPERTY

     Our success will depend in part on our ability to protect our proprietary software, potential drug candidates and other intellectual property rights. To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts with our collaborators, employees, consultants and other third parties.

     We attempt to protect our trade secrets in part by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets or other technology.

     We also have implemented a patent strategy designed to protect technology, inventions and improvements to inventions that are commercially important to our business. We currently have one United States patent and seven patent applications on file in the United States, including one provisional application, and we are pursuing limited patent coverage in foreign countries. Four of our patent applications filed in the United States relate to proprietary compounds that are pharmaceutical candidates, two relate to inventions based on and used in our research efforts, and one relates to compounds that are pharmaceutical candidates and the compound synthesis process. Two of our United States patent applications relating to proprietary pharmaceutical candidates, along with related foreign patent rights, were assigned to us by Amgen Inc. in November 1998.

     United States patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the application filing date or earlier claimed priority. All of our patent applications were filed after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Because the time from filing patent applications to issuance of patents is often several years, this process may result in a period of patent protection significantly shorter than 20 years, which may adversely affect our ability to exclude competitors from our markets. Our success will depend in part upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering newly developed products and technologies. We may not, however, commercialize the technology underlying any or all of our existing or future patent applications.

     Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like pharmaceuticals and biotechnology, involve complex legal and factual determinations and, therefore, are characterized by some uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents may not issue from any of our patent applications or from applications licensed to us. The scope of any of our patents, if issued, may not be sufficiently broad to offer meaningful protection. In addition, our patents or patents licensed to us, if they are issued, may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our strategic partners may not provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages. Moreover, the patents held by others may adversely affect our ability to do business or to continue to use our technologies freely. In view of these factors, our intellectual property positions bear some degree of uncertainty.

     The source code for our proprietary software programs is protected both as a trade secret and as a copyrighted work.

     We have registrations pending in the United States for the following trademarks: "ARRAY BIOPHARMA," "ARRAY BIOPHARMA THE DISCOVERY RESEARCH COMPANY," "THE ARRAY BIOPHARMA LOGO," "TURNING GENOMICS INTO BREAKTHROUGH DRUGS," "ARRAY DISCOVERY PLATFORM," and "OPTIMER." We may not be able to obtain registrations for these marks in the United States or other jurisdictions in which we may submit applications, or to protect the use of these marks effectively.

     Although we are not a party to any legal proceedings, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against our licensees or us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, and whether they are resolved in favor of or against us, our licensees or our licensors, we may incur significant expenses and diversion of management's attention and resources. As a result of such disputes, we may have to develop at a substantial cost non-infringing technology or enter into licensing agreements.

EMPLOYEES

     As of September 2001, we have 202 full-time employees, including 140 scientists, of whom 91 have Ph.D.'s and 66 have large pharmaceutical company experience. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

     We are headquartered in Boulder, Colorado, where we lease approximately 59,000 square feet of space under a lease that expires April 1, 2008. Prior to May 1, 2004, we have also agreed under this lease to occupy an additional 85,000 square feet in our Boulder campus. We have options to extend the Boulder lease for one eight-year term and two additional five-year terms. In addition, we lease approximately 43,000 square feet in Longmont, Colorado under a lease that expires on May 31, 2005, and has an option to renew for two additional five-year terms. We also have an option to lease an additional 28,800 square feet in a building adjacent to our Longmont facility when it becomes available for lease. We believe that these facilities, including our option to expand our Longmont facility, will be sufficient for our anticipated growth for the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock began trading on The Nasdaq National Market on November 17, 2000 under the symbol "ARRY". Prior to this date, there was no public market for the common stock or any other securities of the Company.

     The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for Array's common stock:

YEAR ENDED JUNE 30, 2001:                                      HIGH     LOW
-------------------------                                     ------   -----
Second Quarter (from November 17, 2000).....................  $11.50   $7.75
Third Quarter...............................................  $ 9.00   $4.81
Fourth Quarter..............................................  $ 9.10   $4.94

     As of August 27, 2001, there were approximately 154 holders of record of the Company's common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                                             PERIOD FROM
                                                                                             FEBRUARY 6,
                                                                                                 1998
                                                                 YEARS ENDED JUNE 30,       (INCEPTION) TO
                                                             ----------------------------      JUNE 30,
                                                               2001      2000      1999          1998
                                                             --------   -------   -------   --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Collaboration revenue....................................  $ 12,084   $ 4,629   $   992       $   --
  Product revenue..........................................     4,280     2,145       512           --
  License revenue..........................................       642        --        --           --
                                                             --------   -------   -------       ------
    Total revenue..........................................    17,006     6,774     1,504           --
Cost of revenue*...........................................    12,965     4,445     1,033           --
                                                             --------   -------   -------       ------
Gross profit...............................................     4,041     2,329       471           --
Research and development expenses*.........................     8,265     3,963     3,301           --
Selling, general and administrative expenses*..............     7,668     3,470     1,522           62
                                                             --------   -------   -------       ------
    Total operating expenses...............................    15,933     7,433     4,823           62
                                                             --------   -------   -------       ------
    Loss from operations...................................   (11,892)   (5,104)   (4,352)         (62)
Interest expense...........................................      (587)     (384)     (136)          --
Interest income............................................     2,092       356       181           13
                                                             --------   -------   -------       ------
Net loss before extraordinary item.........................   (10,387)   (5,132)   (4,307)         (49)
Extraordinary loss from early extinguishment of debt.......      (225)       --        --           --
                                                             --------   -------   -------       ------
Net loss...................................................   (10,612)   (5,132)   (4,307)         (49)
Deemed dividend related to beneficial conversion feature of
  preferred stock..........................................    (5,000)       --        --           --
                                                             --------   -------   -------       ------
Net loss applicable to common stockholders.................  $(15,612)  $(5,132)  $(4,307)      $  (49)
                                                             ========   =======   =======       ======
Basic and diluted net loss per share:
Net loss applicable to common stockholders before
  extraordinary item.......................................  $  (0.98)  $ (1.68)  $ (1.48)      $(0.06)
Extraordinary loss from early extinguishment of debt.......     (0.01)       --        --           --
                                                             --------   -------   -------       ------
Net loss applicable to common stockholders.................  $  (0.99)  $ (1.68)  $ (1.48)      $(0.06)
                                                             ========   =======   =======       ======
Number of shares used to compute per share data............    15,693     3,063     2,918          864
                                                             ========   =======   =======       ======
* INCLUDES COMPENSATION RELATED TO OPTION GRANTS:
  Cost of revenue..........................................  $    998   $    43   $    --       $   --
  Research and development expenses........................       644        35        --           --
  Selling, general and administrative expenses.............     3,012     1,040        --           --
                                                             --------   -------   -------       ------
         Total.............................................  $  4,654   $ 1,118   $    --       $   --
                                                             ========   =======   =======       ======
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities...........  $ 47,712   $ 5,784   $ 2,186       $2,608
Property, plant and equipment, net.........................    17,421     6,911     2,872            6
Working capital............................................    44,917     2,210     1,260        2,743
Total assets...............................................    70,950    15,823     7,125        2,810
Long-term debt, less current portion.......................        --     2,833     1,824           --
Total stockholders' equity.................................    62,468     6,652     2,557        2,753

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, and our ability to attract and retain experienced scientists and management. We are providing the information in this annual report filed on Form 10-K as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

OVERVIEW

     Array BioPharma is a drug discovery company creating new drugs through the integration of chemistry, structural biology and chemoinformatics. We collaborate with leading pharmaceutical and biotechnology companies to identify novel small molecule drugs and are leveraging our discovery platform to develop our own pipeline of proprietary drug candidates. Array's scientific team has a proven track record of success in identifying promising drug candidates.

     We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators and borrowings. As of June 30, 2001, we had an accumulated deficit of $20.1 million.

     We generate revenue by researching, designing, synthesizing and screening medicinally relevant chemical compounds. We report product and collaboration revenue separately, although the distinction between the two is minor and periodically difficult to determine because many of our agreements co-mingle product and service revenue. We report cost of goods sold and cost of revenue from collaborations as one line item titled cost of revenue in our statement of operations. Although our current cost accounting system has the functional capacity to segregate these costs, we have not yet implemented such functionality, primarily because these costs are derived from similar processes, including research, design and synthesis activities.

     Our products include our Lead Generation Library and our Optimer building blocks. Our Lead Generation Library is a collection of structurally related chemical compounds that may have the potential to become drug candidates. We sell compounds from our Lead Generation Library to our customers with a nonexclusive license restricting use of these compounds to internal research, and we retain all other rights to them, which permits us to sell the same compounds to other customers. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, without any restrictions on use.

     Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We collaborate with our customers in lead optimization to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our customers on a custom basis, with either an exclusive or nonexclusive license to use the compounds. In addition, we provide lead generation collaborations, including screening compound libraries to discover potential drug candidates for our collaborators. Finally, we assist customers in process research and development, which involves developing the processes, and synthesizing for delivery, larger quantities of chemical compounds required for clinical testing.

     In general, we sell our Optimer building blocks and license our Lead Generation Library on a per-compound basis. Some of our contracts allow our customers to obtain exclusive rights to particular compounds upon the payment of additional fees. We are typically paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, at an annual full-time equivalent price, plus certain expenses. Custom collections of chemical compounds we create and custom chemical synthesis we perform under our collaboration agreements are typically charged on a per-delivered compound basis, plus a charge for research and development. In addition, the majority of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones and several agreements provide for royalty payments based on sales of products created as a result of these collaborations. One of our collaboration agreements provides for an up-front license fee. We have not yet generated any milestone or royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. During fiscal year 2001, ICOS Corporation, Eli Lilly and Company and Merck & Co., Inc. accounted for 24%, 24% and 12%, respectively, of our total revenue. During fiscal year 2000, ICOS Corporation, Celltech Chiroscience Discovery and Merck & Co., Inc. accounted for 48%, 11% and 10%, respectively, of our total revenue. We will seek to generate revenue from new collaboration agreements that, if obtained, will reduce our concentration of revenue.

     We recognize revenue upon shipment of our products or upon performance under our collaboration agreements. Revenue from our full-time equivalent collaboration agreements is recognized on a monthly or per diem basis as work is performed. Revenue from our development, fixed-fee and fee-per-compound collaboration agreements is recognized either on a percentage-of-completion basis or as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the particular license, or over the expected term of the particular collaboration agreement.

     Cost of revenue consists mainly of compensation, associated fringe benefits and other product or collaboration-related costs, including recruiting and relocation, fine chemicals, supplies, small tools, facilities, depreciation and other direct and indirect chemical handling and laboratory support costs, excluding any costs related to research and development.

     Research and development expenses consist of the same type of scientific expenditures that comprise cost of revenue, except that the expenses are related to the development of our early-stage intellectual property and products where we have not yet proven technological feasibility. Costs of routine or production-related activities are charged to cost of revenue.

     Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses.

     We currently license or sell our products and collaborations directly to pharmaceutical and biotechnology companies through our senior management, scientists and customer referrals. In addition, we license or sell our products and collaborations in Japan through an agent. International revenue represented 9%, 9% and 8% of our total revenue during fiscal years 2001, 2000 and 1999, respectively. The majority of our international revenue was attributed to European sales in the prior fiscal year periods and to Japanese sales in fiscal year 2001. All of our collaboration agreements and purchase orders are denominated in United States dollars.

     We intend to grow our revenue with existing customers and to realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments and to enter into agreements to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, milestone and/or royalty payments. We expect our growth to require significant ongoing investment in facilities, scientific personnel and business development resources.

STOCK COMPENSATION

     During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $13.1 million. We recorded compensation expense related to stock option grants of approximately $4.7 million for fiscal year 2001 and approximately $1.1 million for fiscal year 2000. As of June 30, 2001, we had a total of $7.3 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through June 30, 2001, as follows: $2.5 million in fiscal year 2002; $2.4 million in fiscal year 2003; $2.3 million in fiscal year 2004; and $183,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may include a partial cash component in addition to stock-based compensation.

DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

     On August 31, 2000, we issued 1,666,667 shares of our Series C convertible preferred stock, which converted on a one-to-one basis into shares of common stock upon the effectiveness of our initial public offering (the "IPO"), at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. Subsequent to the commencement of the IPO process, we reevaluated the fair value of our Series C preferred as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, is deemed to be the equivalent of a dividend on the Series C preferred. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

RESULTS OF OPERATIONS

  YEARS ENDED JUNE 30, 2001 AND 2000

     Revenue. Total revenue increased to $17.0 million in fiscal year 2001 from $6.8 million in fiscal year 2000. This is the result of increased sales in all business areas, and most significantly in collaborations involving lead optimization and custom libraries and product sales from our Lead Generation Library. Collaboration revenue increased approximately $7.5 million in fiscal year 2001 over fiscal year 2000. This increase was primarily a result of our new collaboration agreements in fiscal year 2001 as well as expanded collaborations with existing customers.

     Cost of revenue. Cost of revenue increased to $13.0 million in fiscal year 2001 from $4.4 million in fiscal year 2000, reflecting the increased cost to support our revenue growth in the same period. The cost increases in fiscal year 2001 were primarily attributed to recruiting and relocating additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Cost of revenue was 76% of revenue in fiscal year 2001, compared to 66% in fiscal year 2000. The increased cost of revenue as a percentage of revenue in 2001 as compared to 2000 was due primarily to compensation related to stock option grants and recruiting and relocation to support our growth.

     Research and development expenses. Research and development expenses increased to $8.3 million in fiscal year 2001 from $4.0 million in fiscal year 2000. The increase in research and development expenses in fiscal year 2001 was primarily attributed to expanded research efforts for our Lead Generation Library, custom library collaborations and our own proprietary drug discovery. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $7.7 million in fiscal year 2001, compared to $3.5 million in fiscal year 2000. The increase in selling, general and administrative expenses in fiscal year 2001 was primarily attributed to compensation related to stock option grants, our increased staffing levels and expanded management and other costs associated with being a publicly traded company.

     Compensation related to stock option grants. Compensation expense related to stock option grants was approximately $4.7 million in fiscal year 2001, compared to $1.1 million in fiscal year 2000. The expense for fiscal year 2001 relates most significantly to the selling, general and administrative functional area.

     Interest income or expense. We had net interest income of approximately $1.5 million in fiscal year 2001, compared to net interest expense of approximately $28,000 in fiscal year 2000. The net interest income in fiscal year 2001 compared with net interest expense in fiscal year 2000 was primarily due to larger balances of cash, cash equivalents and marketable securities in fiscal year 2001 resulting from the IPO in November 2000.

     Extraordinary item. During fiscal 2001, we fully repaid all obligations related to equipment loan facilities and lines of credit. In connection with the early extinguishment of these debts, we incurred $225,176 of extraordinary charges related to prepayment penalties charged by the respective financial institutions, including a noncash charge of approximately $90,000 related to the remaining accreted interest expense associated with warrants issued to the lenders. No such extraordinary charges existed in any other prior periods.

     Income taxes. There is no current or deferred tax expense for the years ended June 30, 2001 and 2000. At June 30, 2001, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of approximately $15.3 million, which will expire beginning in 2018 and continuing through 2021. We have provided a 100% valuation allowance against the related deferred tax assets, as realization of such tax benefits is not assured.

  YEARS ENDED JUNE 30, 2000 AND 1999

     Revenue. Total revenue increased to $6.8 million in fiscal year 2000 from $1.5 million in fiscal year 1999. The revenue increase from fiscal year 1999 to fiscal year 2000 was primarily a result of a full year of operations in fiscal year 2000 versus a partial year of operations in fiscal year 1999. Sales increased in all business areas, most significantly in lead optimization, process chemistry and sales of our Lead Generation Library.

     Cost of revenue. Cost of revenue increased to $4.4 million in fiscal year 2000 from $1.0 million in fiscal year 1999, reflecting the increased cost to support our revenue growth in the same period. The cost increases in fiscal year 2000 were primarily attributed to recruiting and relocating additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Cost of revenue was 66% of revenue in fiscal year 2000, compared to 69% in fiscal year 1999. The reduction in cost of revenue as a percentage of revenue in 2000 as compared to 1999 was due primarily to a larger revenue base against which to apply certain fixed costs.

     Research and development expenses. Research and development expenses increased to $4.0 million in fiscal year 2000 from $3.3 million in fiscal year 1999. The increase in research and development expenses in fiscal year 2000 was primarily attributed to expanded research efforts for our Lead Generation Library and custom synthesis collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $3.5 million in fiscal year 2000, compared to $1.5 million in fiscal year 1999. The increase in selling, general and administrative expenses in fiscal year 2000 was primarily attributed to our increased staffing levels and expanded management. The recruitment and relocation of senior management was a significant component of our selling, general and administrative expenses in fiscal year 2000.

     Compensation related to stock option grants. Compensation expense related to stock option grants was approximately $1.1 million in fiscal year 2000. There was no compensation expense related to stock option grants in fiscal year 1999. The expense for fiscal year 2000 relates primarily to the selling, general and administrative functional area. During fiscal year 2000, we recorded deferred stock compensation totaling $5.8 million. After recording compensation expense related to stock option grants of approximately $1.1 million for fiscal year 2000, we had a total of approximately $4.7 million of remaining deferred stock compensation to be amortized.

     Interest income or expense. We had net interest expense of approximately $28,000 in fiscal year 2000, compared to net interest income of approximately $45,000 in fiscal year 1999. The net interest expense in fiscal year 2000 compared with net interest income in fiscal year 1999 was primarily due to increased borrowing to finance equipment purchases, offset partially by larger interest income from our larger balances of cash, cash equivalents and marketable securities in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On November 17, 2000, we closed our IPO of 7,475,000 shares of common stock at $7.50 per share. We received net proceeds of $50.8 million in cash, net of $5.3 million in expenses and underwriters' discount relating to the issuance and distribution of the securities. Prior to this offering, we financed our operations principally with $25.3 million of private equity financing and $7.9 million in short-term and long-term debt and equipment financing arrangements. Equity investments came from a common stock offering and a series of three preferred stock offerings between May 1998 and August 2000.

     As of June 30, 2001, cash, cash equivalents and marketable securities totaled $47.7 million compared to $5.8 million at June 30, 2000. Net cash used in operating activities was $2.4 million for fiscal year 2001. Our net loss of $10.6 million was offset by noncash charges of $7.3 million and a reduction in working capital of $945,000. Working capital declined due to increased accounts payable and advance payments from customers, which exceeded the increases in inventories and other assets.

     In fiscal year 2001, we invested in capital equipment and leasehold improvements totaling $13.1 million. Equity financing activities provided $61.7 million consisting of $50.8 million from the IPO, $10.0 million from the sale of our Series C preferred stock and $906,000 from the exercise of stock options and shares issued under the employee stock purchase plan. With these proceeds, we completely repaid loans from equipment financing in the net amount of $4.7 million.

     Our future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments and potential future merger and acquisition activity. We believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

     - the progress of our research activities;

     - the number and scope of our research programs;

     - the progress of our preclinical and clinical development activities;

     - the progress of the development efforts of our collaborators;

     - our ability to establish and maintain current and new collaboration agreements;

     - the costs involved in enforcing patent claims and other intellectual property rights;

     - the costs and timing of regulatory approvals; and

     - the costs of establishing business development and distribution capabilities.

     Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were primarily generated from the proceeds of our IPO. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining collaboration agreements, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   34
Balance Sheets at June 30, 2001 and 2000....................   35
Statements of Operations for each of the three years in the
  period ended June 30, 2001................................   36
Statements of Stockholders' Equity for each of the three
  years in the period ended June 30, 2001...................   37
Statements of Cash Flows for each of the three years in the
  period ended June 30, 2001................................   38
Notes to Financial Statements...............................   39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Array BioPharma Inc.

     We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

Denver, Colorado
July 27, 2001,
except for Footnote 9,
as to which the date is
August 7, 2001

                              ARRAY BIOPHARMA INC.

                                 BALANCE SHEETS

                                                                    AS OF JUNE 30,
                                                              --------------------------
                                                                  2001          2000
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,961,699   $ 3,846,407
  Marketable securities.....................................    29,750,156     1,937,099
  Accounts receivable, net of allowances of $15,000 and $0
     at June 30, 2001 and 2000, respectively................       979,874       885,522
  Deposits..................................................        84,858       120,129
  Inventories...............................................     4,137,107     1,557,376
  Prepaid expenses and advances.............................       486,556       201,560
                                                              ------------   -----------
          Total current assets..............................    53,400,250     8,548,093
Property, plant and equipment, net..........................    17,420,883     6,910,757
Other assets................................................       129,291       364,342
                                                              ------------   -----------
          Total assets......................................  $ 70,950,424   $15,823,192
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $  2,873,468   $ 1,708,750
  Advance payments from customers...........................     4,496,591     1,940,433
  Accrued compensation and benefits.........................       819,711       359,871
  Current portion of long-term debt.........................            --     1,723,837
  Other current liabilities.................................       293,153       605,309
                                                              ------------   -----------
          Total current liabilities.........................     8,482,923     6,338,200
Long-term debt, less current portion........................            --     2,832,423
Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000 shares
     authorized;
     Series A convertible preferred stock; no shares and
      6,635,000 shares outstanding at June 30, 2001 and
      2000, respectively....................................            --         6,635
     Series B convertible preferred stock; no shares and
      3,199,999 shares outstanding at June 30, 2001 and
      2000, respectively....................................            --         3,200
     Series C convertible preferred stock; no shares
      outstanding at June 30, 2001 and 2000, respectively...            --            --
  Common stock, $0.001 par value; 60,000,000 shares
     authorized; 23,262,878 and 3,370,207 shares issued and
     outstanding at June 30, 2001 and 2000, respectively....        23,262         3,370
  Additional paid-in capital................................    90,023,407    21,168,078
  Accumulated deficit.......................................   (20,101,258)   (9,489,113)
  Notes receivable for common stock -- related party........      (266,625)     (393,750)
  Accumulated other comprehensive income....................       116,801            --
  Deferred compensation.....................................    (7,328,086)   (4,645,851)
                                                              ------------   -----------
          Total stockholders' equity........................    62,467,501     6,652,569
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $ 70,950,424   $15,823,192
                                                              ============   ===========

                            See accompanying notes.

                              ARRAY BIOPHARMA INC.

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED JUNE 30,
                                                       ----------------------------------------
                                                           2001          2000          1999
                                                       ------------   -----------   -----------
REVENUE:
  Collaboration revenue..............................  $ 12,083,650   $ 4,629,000   $   992,000
  Product revenue....................................     4,279,888     2,144,634       511,859
  License revenue....................................       642,222            --            --
                                                       ------------   -----------   -----------
          Total revenue..............................    17,005,760     6,773,634     1,503,859
Cost of revenue*.....................................    12,965,378     4,444,958     1,032,910
                                                       ------------   -----------   -----------
Gross profit.........................................     4,040,382     2,328,676       470,949
EXPENSES:
  Research and development expenses*.................     8,264,406     3,962,969     3,300,941
  Selling, general and administrative expenses*......     7,668,302     3,469,969     1,522,067
                                                       ------------   -----------   -----------
          Total operating expenses...................    15,932,708     7,432,938     4,823,008
                                                       ------------   -----------   -----------
          Loss from operations.......................   (11,892,326)   (5,104,262)   (4,352,059)
Interest expense.....................................      (586,554)     (384,378)     (135,904)
Interest income......................................     2,091,911       356,237       180,557
                                                       ------------   -----------   -----------
Net loss before extraordinary item...................   (10,386,969)   (5,132,403)   (4,307,406)
Extraordinary loss from early extinguishment of
  debt...............................................      (225,176)           --            --
                                                       ------------   -----------   -----------
Net loss.............................................   (10,612,145)   (5,132,403)   (4,307,406)
Deemed dividend related to beneficial conversion
  feature of preferred stock.........................    (5,000,001)           --            --
                                                       ------------   -----------   -----------
Net loss applicable to common stockholders...........  $(15,612,146)  $(5,132,403)  $(4,307,406)
                                                       ============   ===========   ===========
BASIC AND DILUTED NET LOSS PER SHARE:
Net loss applicable to common stockholders before
  extraordinary item.................................  $      (0.98)  $     (1.68)  $     (1.48)
Extraordinary loss from early extinguishment of
  debt...............................................         (0.01)           --            --
                                                       ------------   -----------   -----------
Net loss applicable to common stockholders...........  $      (0.99)  $     (1.68)  $     (1.48)
                                                       ============   ===========   ===========
Number of shares used to compute per share data......    15,692,985     3,063,439     2,918,367
                                                       ============   ===========   ===========
* INCLUDES COMPENSATION RELATED TO OPTION GRANTS:
  Cost of revenue....................................  $    998,039   $    42,689   $        --
  Research and development expenses..................       643,715        34,928            --
  Selling, general and administrative expenses.......     3,011,798     1,040,179            --
                                                       ------------   -----------   -----------
          Total......................................  $  4,653,552   $ 1,117,796   $        --
                                                       ============   ===========   ===========

                            See accompanying notes.

                              ARRAY BIOPHARMA INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       NOTES
                                                                                                                    RECEIVABLE
                                                                                                                        FOR
                                                                                                                      COMMON
                                          PREFERRED STOCK           COMMON STOCK       ADDITIONAL                     STOCK-
                                       ----------------------   --------------------     PAID-IN     ACCUMULATED      RELATED
                                         SHARES       AMOUNT      SHARES     AMOUNT      CAPITAL       DEFICIT         PARTY
                                       -----------   --------   ----------   -------   -----------   ------------   -----------
BALANCE AT JUNE 30, 1998.............    2,500,000   $  2,500    2,913,367   $ 2,913   $ 3,148,877   $    (49,304)   $(351,750)
Issuance of Series A convertible
 preferred stock, net of issuance
 costs of $60,381....................    4,135,000      4,135           --        --     4,070,484             --           --
Exercise of stock options............           --         --       10,000        10         2,340             --           --
Interest accrued on notes
 receivable..........................           --         --           --        --            --             --      (21,000)
Warrants issued in connection with
 equipment financing.................           --         --           --        --        55,075             --           --
Net loss.............................           --         --           --        --            --     (4,307,406)          --
                                       -----------   --------   ----------   -------   -----------   ------------    ---------
BALANCE AT JUNE 30, 1999.............    6,635,000      6,635    2,923,367     2,923     7,276,776     (4,356,710)    (372,750)
Issuance of Series B convertible
 preferred stock, net of issuance
 costs of $63,204....................    3,199,999      3,200           --        --     7,933,594             --           --
Exercise of stock options............           --         --      446,840       447       104,561             --           --
Interest accrued on notes
 receivable..........................           --         --           --        --            --             --      (21,000)
Compensation related to stock option
 grants..............................           --         --           --        --     5,763,647             --           --
Warrants issued in connection with
 equipment financing.................           --         --           --        --        89,500             --           --
Net loss.............................           --         --           --        --            --     (5,132,403)          --
                                       -----------   --------   ----------   -------   -----------   ------------    ---------
BALANCE AT JUNE 30, 2000.............    9,834,999      9,835    3,370,207     3,370    21,168,078     (9,489,113)    (393,750)
Issuance of Series C convertible
 preferred stock, net of issuance
 costs of $28,180....................    1,666,667      1,667           --        --     9,970,155             --           --
Conversion of preferred stock to
 common stock........................  (11,501,666)   (11,502)  11,501,666    11,502            --             --           --
Issuance of common stock for
 cash-public offering, net of
 offering costs of $5,265,840........           --         --    7,475,000     7,475    50,789,185             --           --
Issuance of common stock under stock
 option and employee stock purchase
 plans...............................           --         --      876,673       876       760,241             --           --
Issuance of common stock upon the
 exercise of warrants................           --         --       39,332        39           (39)            --           --
Interest accrued on notes
 receivable..........................           --         --           --        --            --             --      (17,875)
Repayment of notes receivable........           --         --           --        --            --             --      145,000
Compensation related to stock option
 grants..............................           --         --           --        --     7,335,787             --           --
Net loss.............................           --         --           --        --            --    (10,612,145)          --
Change in unrealized gain on
 marketable securities...............           --         --           --        --            --             --           --
Comprehensive loss...................
                                       -----------   --------   ----------   -------   -----------   ------------    ---------
BALANCE AT JUNE 30, 2001.............           --   $     --   23,262,878   $23,262   $90,023,407   $(20,101,258)   $(266,625)
                                       ===========   ========   ==========   =======   ===========   ============    =========


                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE     DEFERRED
                                          INCOME       COMPENSATION      TOTAL
                                       -------------   ------------   ------------
BALANCE AT JUNE 30, 1998.............    $     --      $        --    $  2,753,236
Issuance of Series A convertible
 preferred stock, net of issuance
 costs of $60,381....................          --               --       4,074,619
Exercise of stock options............          --               --           2,350
Interest accrued on notes
 receivable..........................          --               --         (21,000)
Warrants issued in connection with
 equipment financing.................          --               --          55,075
Net loss.............................          --               --      (4,307,406)
                                         --------      -----------    ------------
BALANCE AT JUNE 30, 1999.............          --               --       2,556,874
Issuance of Series B convertible
 preferred stock, net of issuance
 costs of $63,204....................          --               --       7,936,794
Exercise of stock options............          --               --         105,008
Interest accrued on notes
 receivable..........................          --               --         (21,000)
Compensation related to stock option
 grants..............................          --       (4,645,851)      1,117,796
Warrants issued in connection with
 equipment financing.................          --               --          89,500
Net loss.............................          --               --      (5,132,403)
                                         --------      -----------    ------------
BALANCE AT JUNE 30, 2000.............          --       (4,645,851)      6,652,569
Issuance of Series C convertible
 preferred stock, net of issuance
 costs of $28,180....................          --               --       9,971,822
Conversion of preferred stock to
 common stock........................          --               --              --
Issuance of common stock for
 cash-public offering, net of
 offering costs of $5,265,840........          --               --      50,796,660
Issuance of common stock under stock
 option and employee stock purchase
 plans...............................          --               --         761,117
Issuance of common stock upon the
 exercise of warrants................          --               --              --
Interest accrued on notes
 receivable..........................          --               --         (17,875)
Repayment of notes receivable........          --               --         145,000
Compensation related to stock option
 grants..............................          --       (2,682,235)      4,653,552
Net loss.............................          --               --     (10,612,145)
Change in unrealized gain on
 marketable securities...............     116,801               --         116,801
                                                                      ------------
Comprehensive loss...................                                  (10,495,344)
                                         --------      -----------    ------------
BALANCE AT JUNE 30, 2001.............    $116,801      $(7,328,086)   $ 62,467,501
                                         ========      ===========    ============

                            See accompanying notes.

                              ARRAY BIOPHARMA INC.

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED JUNE 30,
                                                       ----------------------------------------
                                                           2001          2000          1999
                                                       ------------   -----------   -----------
OPERATING ACTIVITIES:
Net loss.............................................  $(10,612,145)  $(5,132,403)  $(4,307,406)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.......................................     2,553,642       989,127       530,932
  Accrued interest on notes receivable for common
     stock...........................................       (17,875)      (21,000)      (21,000)
  Compensation related to stock option grants........     4,653,552     1,117,796            --
  Accreted interest related to warrants..............       122,839        15,053         6,683
  Changes in operating assets and liabilities:
     Accounts receivable.............................       (94,352)     (378,280)     (507,242)
     Deposits........................................        35,271       132,759       (62,388)
     Inventories.....................................    (2,579,731)     (578,218)     (979,158)
     Prepaid expenses and advances...................      (284,996)     (122,237)      (77,655)
     Accounts payable -- trade.......................     1,164,718       995,371       713,379
     Advance payments from customers.................     2,556,158       876,679     1,063,754
     Accrued compensation and benefits...............       459,840       294,744        27,205
     Other current liabilities.......................      (312,156)      467,515       118,925
                                                       ------------   -----------   -----------
          Net cash used in operating activities......    (2,355,235)   (1,343,094)   (3,493,971)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment...........   (13,063,768)   (5,028,030)   (3,396,992)
Net purchases of marketable securities...............   (27,696,256)   (1,937,099)           --
(Additions) reductions to other long-term assets.....       235,051      (116,098)     (244,100)
                                                       ------------   -----------   -----------
          Net cash used in investing activities......   (40,524,973)   (7,081,227)   (3,641,092)
FINANCING ACTIVITIES:
Proceeds from sale of preferred and common stock, net
  of issuance costs..................................    60,768,482     7,936,794     4,074,619
Proceeds from exercise of stock options, warrants and
  shares issued under the employee stock purchase
  plan...............................................       906,117       105,008         2,350
Proceeds from the issuance of long-term debt.........     2,000,000     2,913,792     2,837,917
Payment on long-term debt............................    (6,679,099)     (870,781)     (201,829)
                                                       ------------   -----------   -----------
          Net cash provided by financing
            activities...............................    56,995,500    10,084,813     6,713,057
                                                       ------------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents........................................    14,115,292     1,660,492      (422,006)
Cash and cash equivalents, beginning of period.......     3,846,407     2,185,915     2,607,921
                                                       ------------   -----------   -----------
Cash and cash equivalents, end of period*............  $ 17,961,699   $ 3,846,407   $ 2,185,915
                                                       ============   ===========   ===========

---------------

* Excludes marketable securities totaling $29,750,156, $1,937,099 and $0 as of June 30, 2001, 2000 and 1999, respectively. See Note 1 to the financial statements for further details.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest was $711,404, $301,111 and $90,516 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.
                            See accompanying notes.

                              ARRAY BIOPHARMA INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS OPERATIONS

     Array BioPharma Inc. (the "Company") is a drug discovery company creating new drugs through the integration of chemistry, structural biology and chemoinformatics. The Company collaborates with leading pharmaceutical and biotechnology companies to identify novel small molecule drugs and also leverages its discovery platform to develop a pipeline of its own proprietary drug candidates. The Company's scientific team has a proven track record of success in identifying promising drug candidates.

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate notes and bonds with high credit quality and auction rate securities. The fair market value, based on quoted market prices, of cash equivalents and marketable securities is substantially equal to their carrying value at June 30, 2001 and 2000.

     At June 30, 2001 and 2000, management determined that cash equivalents and marketable securities held by the Company were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

     All cash equivalents and marketable securities as of June 30, 2001 and 2000 are classified as available-for-sale securities and consist of the following:

                                                                   AS OF JUNE 30,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
Cash equivalents:
  Money market fund.........................................  $13,289,827   $  435,851
  Commercial paper..........................................           --    1,980,443
  Corporate notes/bonds.....................................           --      940,000
  Auction rate securities...................................    4,158,830           --
                                                              -----------   ----------
          Total.............................................  $17,448,657   $3,356,294
                                                              ===========   ==========
Marketable securities:
  U.S. government agency obligations........................  $19,466,243   $       --
  Corporate notes/bonds.....................................    5,288,868    1,937,099
  Commercial paper..........................................    4,995,045           --
                                                              -----------   ----------
          Total.............................................  $29,750,156   $1,937,099
                                                              ===========   ==========

     Unrealized gains on available-for-sale securities at June 30, 2001, were $116,801. There were no unrealized gains or losses on available-for-sale securities as of June 30, 2000. Gross realized gains and losses on sales of available-for-sale securities during the years ended June 30, 2001 and 2000 were immaterial.

                              ARRAY BIOPHARMA INC.

     Debt securities at June 30, 2001 and 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                                   AS OF JUNE 30,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
Marketable securities:
  Due in one year or less...................................  $24,496,523   $       --
  Due after one year through four years.....................    5,253,633    1,937,099
                                                              -----------   ----------
          Total.............................................  $29,750,156   $1,937,099
                                                              ===========   ==========

  INVENTORIES

     Inventories primarily consisting of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries, custom libraries and commercially available fine chemicals are stated at the lower of cost (first-in, first-out basis) or market. The Company designs and produces the chemical compounds comprising its Lead Generation Libraries, custom libraries and Optimer building blocks and begins capitalizing costs into inventory only after technological feasibility has been established. Inventories are reviewed periodically, and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized. Depreciation and amortization of equipment are computed using the straight-line method based on the following estimated useful lives:

                                                                ESTIMATED
TYPE OF PROPERTY AND EQUIPMENT                                 USEFUL LIFE
------------------------------                                 -----------
Computer hardware and software..............................     3 years
Laboratory and analytical equipment.........................     5 years
Furniture and fixtures......................................     7 years
Leasehold improvements......................................     7 years

  PATENTS AND PATENT APPLICATION COSTS

     The Company capitalizes legal costs directly incurred in pursuing patent applications as patent costs. When such applications result in an issued patent, the related costs are amortized on a straight-line method over the estimated remaining lives of the issued patents, generally 17 years. On a quarterly basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

  LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the projected discounted future net cash flows arising from the assets.

                              ARRAY BIOPHARMA INC.

  REVENUE RECOGNITION

     Net revenue from product sales is recognized as products are shipped, while revenues from the Company's full-time equivalent contracts are recognized on a per diem basis as work is performed. Development and fixed-fee-type contract revenues are recognized on a percentage-of-completion basis. In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Any payments received in advance from these agreements are recorded as deferred revenue until earned. The Company separately reports product, collaboration and license revenue. The Company reports cost of goods sold and cost of revenue from collaborations as one line item titled cost of revenue in its statement of operations. Although the Company's current cost accounting system has the functional capacity to segregate these costs, it has not yet implemented such functionality, primarily because these costs are derived from similar processes including research, design and synthesis activities. To date, the Company has not received any milestone or royalty payments.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. The Company maintains its cash balances in the form of bank demand deposits. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate notes and bonds with high credit quality and auction rate securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. The Company has had no bad debt since inception, and management believes that there are no losses inherent in the Company's accounts receivable as of June 30, 2001 or June 30, 2000. The Company has no financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

     During fiscal year 2001, revenue from three of the Company's customers represented approximately 24%, 24% and 12% of total revenue. During fiscal year 2000, revenue from three of the Company's customers represented approximately 48%, 11% and 10% of total revenue.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

  ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed when incurred. The amount charged against operations for the years ended June 30, 2001, 2000 and 1999 was approximately $293,000, $70,000 and $18,000, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of the Company's long-term debt as of June 30, 2000, approximates fair value, as these borrowings are at an interest rate comparable to the current market rate.

                              ARRAY BIOPHARMA INC.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related pronouncements. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

  SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

     The Company enters into agreements directly with pharmaceutical and biotechnology companies throughout the United States, Europe and Japan. International revenue represented 9%, 9% and 8% of the Company's total revenue during fiscal years 2001, 2000 and 1999, respectively.

  INTERNALLY DEVELOPED SOFTWARE

     The Company accounts for its software and information technology in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. Total capitalized costs were $682,939 and $134,090 for fiscal year 2001 and 2000, respectively, and are being amortized over a period of three years.

  EMPLOYEE SAVINGS PLAN

     The Company has a 401(k) plan which allows participants to contribute 1% to 15% of their salary, subject to eligibility requirements and annual limits. All eligible employees can participate in the plan on January 1, April 1, July 1 or October 1. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. During fiscal year 2001, the Company paid matching contributions of approximately $84,000. The Company did not contribute to the 401(k) plan in any other previous fiscal years.

  NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if their effect is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible preferred stock. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti- dilutive. For fiscal year 2001, the weighted average number of shares of common stock outstanding included 11,501,666 shares of preferred stock that converted to common stock on the date of the Company's initial public offering (the "IPO") as of November 17, 2000. The number

                              ARRAY BIOPHARMA INC.

of common share equivalents excluded from the diluted loss per share calculations for the years ended June 30, 2001, 2000 and 1999 were 1,212,112, 1,115,702 and 0, respectively.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's amounts to conform to current year's presentation. These reclassifications had no impact on the reported results of operations.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2001 and for any acquisitions entered into after July 1, 2001. The adoption of SFAS 141 and SFAS 142 does not currently impact the Company's financial statements.

2.  BALANCE SHEET COMPONENTS

                                                                   AS OF JUNE 30,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
Property, plant and equipment:
  Laboratory and analytical equipment.......................  $12,295,172   $5,875,863
  Computer hardware and software............................    3,460,493    1,369,293
  Leasehold improvements....................................    4,367,329      751,132
  Furniture and fixtures....................................    1,334,588      409,866
                                                              -----------   ----------
                                                               21,457,582    8,406,154
  Less accumulated depreciation.............................   (4,036,699)  (1,495,397)
                                                              -----------   ----------
          Total property, plant and equipment, net..........  $17,420,883   $6,910,757
                                                              ===========   ==========
Inventories:
  Fine chemicals............................................  $ 1,110,015   $  372,562
  Lead Generation Library, custom library and Optimer
     building blocks........................................    3,027,092    1,184,814
                                                              -----------   ----------
          Total inventories.................................  $ 4,137,107   $1,557,376
                                                              ===========   ==========

3.  LONG-TERM DEBT AND EXTRAORDINARY LOSS

     Long-term debt as of June 30, 2000, related to equipment loan facilities negotiated with financial institutions.

     In May and June 2001, the Company fully repaid all obligations related to equipment loan facilities and lines of credit. In connection with the early extinguishment of these debts, the Company incurred $225,176 of extraordinary charges related to prepayment penalties charged by these financial institutions, including a noncash charge of approximately $90,000 related to the remaining accreted interest expense associated with warrants issued to the lenders as discussed below. No such extraordinary charges existed in any other prior periods.

                              ARRAY BIOPHARMA INC.

     In connection with the negotiated equipment loan facilities during 2000 and 1999, the Company issued warrants to purchase 110,750 shares of its preferred stock at exercise prices ranging from $1.00 to $5.00 per share. The warrants expire during, or prior to fiscal year 2009. In accordance with EITF 86-35, Debenture with Detachable Stock Purchase Warrants, the Company is required to assess the value of these warrants, and allocate the debt proceeds between the debt liability and the related warrant. The Company assessed the value of these warrants using the Black-Scholes methodology, which ascribed a cumulative value of $144,575 to these warrants. As a result, an allocation between the warrant and the related loan has been made for these warrant grants. Total accreted interest expense was $32,839, $15,053 and $6,683, respectively, during fiscal years 2001, 2000 and 1999.

4.  LEASES

     The Company leases office space and equipment under various noncancelable operating lease agreements. Rental expense was $1,129,049, $682,551 and $540,242 for the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001, future minimum rental commitments, by fiscal year and in the aggregate, for the Company's operating leases are as follows:

                                                                 AMOUNT
                                                               -----------
2002........................................................   $ 2,025,432
2003........................................................     2,025,432
2004........................................................     2,362,994
2005........................................................     4,084,673
2006........................................................     3,613,378
Thereafter..................................................     6,595,424
                                                               -----------
          Total minimum lease payments......................   $20,707,333
                                                               ===========

     One of the Company's facilities leases that expires on May 31, 2005, offers the option to renew the lease for two additional terms of five years each at the then-prevailing market rental rates.

5.  STOCK OPTION PLAN, EMPLOYEE STOCK PURCHASE PLAN AND STOCK WARRANTS

  STOCK OPTIONS

     In September 2000, the Company's Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Plan"), which is the successor equity incentive plan to the Company's 1998 Stock Option Plan (the "1998 Plan"), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company's IPO, the Plan became effective and no additional grants were made under the 1998 Plan. A total of 7,000,000 shares of common stock have been reserved for issuance under the Plan to eligible employees, consultants and directors of the Company. Additional authorized shares may be reserved on any given day in an amount equal to the difference between: (i) 25% of the Company's issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Plan plus the number of shares available for future grants of awards under the Plan on that date. The number of shares available for issuance under the Plan as incentive stock options may not exceed 7,000,000 shares, provided that this number will be increased each January 1 beginning in 2001 by 250,000 shares. In no event, however, will this number exceed the number of shares reserved for issuance under the Plan.

     The Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company's common stock.

                              ARRAY BIOPHARMA INC.

     The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and other stock incentive awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, generally straight-line over a period of four years, and all other terms and conditions of each award. A summary of activity in the Plan is as follows:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               OPTIONS      PRICE
                                                              ---------   ---------
Balance, July 1, 1998.......................................  1,532,500    $0.235
  Exercised.................................................     10,000     0.235
  Terminated or expired.....................................     26,000     0.235
                                                              ---------    ------
Balance, June 30, 1999......................................  1,496,500     0.235
  Granted...................................................  1,815,740     0.469
  Exercised.................................................    446,840     0.235
  Terminated or expired.....................................     10,556     0.235
                                                              ---------    ------
Balance, June 30, 2000......................................  2,854,844     0.384
  Granted...................................................  1,951,788     2.594
  Exercised.................................................    786,914     0.445
  Terminated or expired.....................................    528,069     0.584
                                                              ---------    ------
Balance, June 30, 2001......................................  3,491,649    $1.575
                                                              =========    ======

     A summary of options outstanding as of June 30, 2001, is as follows:

                        OUTSTANDING OPTIONS                 EXERCISABLE OPTIONS
            -------------------------------------------   -----------------------
                              WEIGHTED-       WEIGHTED-                 WEIGHTED-
                               AVERAGE         AVERAGE      SHARES       AVERAGE
 EXERCISE   SHARES UNDER      REMAINING       EXERCISE     CURRENTLY    EXERCISE
  PRICE        OPTION      CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
 --------   ------------   ----------------   ---------   -----------   ---------
  $0.235     1,160,912           7.3           $0.235        418,974     $0.235
   0.60      1,582,285           8.7            0.600        627,161      0.600
   3.00        242,852           9.3            3.000         21,250      3.000
5.00-8.94      505,600           9.7            7.020         20,000      7.500
             ---------           ---           ------      ---------     ------
             3,491,649           8.4           $1.575      1,087,385     $0.633
             =========           ===           ======      =========     ======

  FAIR VALUE DISCLOSURE

     As described in Note 1, the Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

     Pro forma information regarding net loss is required by SFAS 123, Accounting and Disclosure of Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options for fiscal year 2000 and 1999 was estimated at the date of grant using the minimum value method available to nonpublic companies under SFAS 123. Under this method, option value is determined as the excess of the fair value of the stock at the date of grant over the present value of both the exercise price (lump sum) and the expected dividend payments (annuity), each discounted at the risk-free rate, over the expected exercise life of the option. A risk-free interest rate of 6.25% for 2000 and 5.0% for 1999, a dividend yield of 0% for 2000 and 1999, and an

                              ARRAY BIOPHARMA INC.

expected life of five years were applied for 2000 and 1999 grants. Upon the completion of the Company's IPO in fiscal year 2001, the Company began using the Black-Scholes option pricing model under SFAS 123 and used the following weighted average assumptions: risk-free interest rate of 4.63%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 98.9%; and a weighted-average expected life of the option of five years. The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $7.31, $1.81 and $0.05 per share, respectively. As discussed further below, the Company recorded approximately $4.7 million and $1.1 million of stock-based compensation under APB 25 during fiscal year 2001 and 2000, respectively.

     Option valuation models such as the minimum value and Black-Scholes methods described above require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following summarized pro forma results of operations assume the estimated fair value of the options granted is amortized to expense over the option-vesting period.

                                                         YEARS ENDED JUNE 30,
                                               ----------------------------------------
                                                   2001          2000          1999
                                               ------------   -----------   -----------
Pro forma net loss...........................  $(11,444,128)  $(5,132,403)  $(4,384,031)
Pro forma net loss applicable to common
  stock......................................  $(16,444,129)  $(5,132,403)  $(4,384,031)
Pro forma loss per share (basic and
  diluted)...................................  $      (1.05)  $     (1.68)  $     (1.50)

  DEFERRED STOCK-BASED COMPENSATION

     As of June 30, 2001 and June 30, 2000, the Company has recorded $7,328,086 and $4,645,851 of deferred stock compensation, respectively, in accordance with APB 25, SFAS 123 and FIN 44, related to certain stock options granted to employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, which is generally four years, except for options with performance-based vesting provisions. During fiscal 2001, 75% of the performance-based options vested upon the completion of the Company's IPO in November 2000. The remaining performance-based options will vest in November 2001. The Company recognized stock compensation expense of $4,653,552 and $1,117,796 for the years ended June 30, 2001 and June 30, 2000, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

     During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. At the end of each of four offering periods during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the offering period. The offering periods under the Purchase Plan end on March 31, June 30, September 30 and December 31 of each year. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan. As of June 30, 2001, 89,759 shares have been issued under the Purchase Plan.

                              ARRAY BIOPHARMA INC.

  STOCK WARRANTS

     The Company has issued warrants to purchase shares of the Company's preferred stock, generally in connection with the Company's equipment financing. Upon the closing of the Company's IPO, in conjunction with the automatic conversion of the preferred stock, these warrants became exercisable for the same number of shares of common stock. The warrants expire on various dates through fiscal 2009. During May 2001, warrants to acquire 47,000 shares of common stock were exercised on a "net" basis, resulting in the issuance of 39,332 shares of common stock.

     The following table summarizes warrant data as of June 30, 2001:

Issued and outstanding......................................      63,750
Exercise price..............................................   $2.90 - $5.00
Weighted-average exercise price.............................       $4.55

6.  PREFERRED AND COMMON STOCK

  PREFERRED STOCK

     During May 1998, the Company sold 2,500,000 shares of Series A convertible preferred stock ("Series A preferred"), in a first closing, to a group of private investors at a purchase price of $1.00 per share. The net proceeds to the Company from the sale were $2,469,884. During August 1998, the Company completed issuance of 4,135,000 shares of Series A preferred, in a second closing, to another group of private investors in which the net proceeds to the Company were $4,074,619. In November 1999, the Company issued 3,199,999 shares of Series B convertible preferred stock ("Series B preferred") to substantially the same owners as Series A preferred, at a purchase price of $2.50 per share. The net proceeds to the Company were $7,936,794. All of the preferred shares had preferences before common stock in liquidation equal to the initial preferred purchase price, plus any accrued but unpaid non-cumulative dividends.

     On August 31, 2000, the Company issued 1,666,667 shares of its Series C convertible preferred stock ("Series C preferred") at $6.00 per share to investors, resulting in net proceeds of $9,971,822. Subsequent to the commencement of the IPO process, the Company reevaluated the fair value of its Series C preferred as of August 31, 2000 and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, is deemed to be the equivalent of a dividend on the Series C preferred. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and the related interim periods.

     On November 17, 2000, concurrent with the Company's IPO, all of the convertible preferred stock outstanding, amounting to 11,501,666 shares, automatically converted into common stock at a one-to-one ratio.

  COMMON STOCK

     Concurrent with the May 1998 sale of Series A preferred, the Company completed a private sale of 2,913,367 shares of its common stock to a group of private investors and the Company's founders at a purchase price of $0.235 per share. The net proceeds to the Company from the sale were $334,406, plus notes receivable from three of the Company's founders having an aggregate principal balance of $350,000. The notes, including accrued interest at 6.0% per year, totaled $266,625 and $393,750 as of June 30, 2001 and 2000, respectively, and are payable in full in September 2002 or, if earlier, the date on which two of the founders' services with the Company terminates. During fiscal year 2001, $145,000 was received from one of the founders as full

                              ARRAY BIOPHARMA INC.

repayment of the outstanding notes receivable balance, including accrued interest. The notes are secured and have been included with related accrued interest as a component of stockholders' equity.

     On November 17, 2000, the Company completed its IPO of 7,475,000 shares of it common stock, including 975,000 shares for the exercise of the underwriters' over-allotment option. The Company received net proceeds of $50.8 million from its IPO, net of $5.3 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

7.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under the provisions of Statement No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

     The Company's effective tax rate differs from the federal income tax rate for the following reasons:

                                                            YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                         2001        2000       1999
                                                        -------     ------     ------
Expected federal income tax expense at statutory rate
  of 34%..............................................     34.0%      34.0%      34.0%
Effect of permanent differences.......................     42.0       22.1        0.2
State income tax expense, net of federal benefit......       --         --         --
Valuation allowance...................................    (76.0)     (56.1)     (34.2)
                                                        -------     ------     ------
                                                             --%        --%        --%
                                                        =======     ======     ======

     The components of the Company's deferred tax assets and liabilities are as follows:

                                                                  AS OF JUNE 30,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards.........................  $ 5,665,504   $ 2,856,869
  Research and development credit carryforwards............      615,268       281,866
  Deferred revenue.........................................      443,846            --
  Other....................................................       79,351         2,680
                                                             -----------   -----------
                                                               6,803,969     3,141,415
Valuation allowance........................................   (5,959,306)   (3,062,245)
                                                             -----------   -----------
                                                                 844,663        79,170
Deferred tax liabilities:
  Depreciation.............................................     (844,663)      (79,170)
                                                             -----------   -----------
Net deferred tax assets and liabilities....................  $        --   $        --
                                                             ===========   ===========

     The Company has recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized.

                              ARRAY BIOPHARMA INC.

     At June 30, 2001, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

                                                                              RESEARCH AND
                                                              NET OPERATING   DEVELOPMENT
                                                                  LOSS          CREDITS
                                                              -------------   ------------
Expiration date:
2018........................................................   $    49,000      $     --
2019........................................................     4,468,000            --
2020........................................................     4,494,000       282,000
2021........................................................     6,278,000       333,000
                                                               -----------      --------
                                                               $15,289,000      $615,000
                                                               ===========      ========

     The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could be triggered by subsequent sales of securities by the Company or its stockholders.

8.  COLLABORATIVE AGREEMENTS

     Eli Lilly and Company. In March 2000, the Company entered into a research agreement with Eli Lilly to form a chemistry-based research collaboration. Under the terms of the agreement, up to 30 of the Company's scientists will provide drug research in collaboration with Eli Lilly scientists on identified Eli Lilly drug discovery projects. The Company is compensated based on an annual rate for each full-time equivalent employee working on an Eli Lilly project. The Company's agreement with Eli Lilly terminates in March 2005, but Eli Lilly may terminate the agreement at any time upon payment of an early termination payment.

     ICOS Corporation. In July 2000, the Company consolidated and expanded its lead optimization agreements with ICOS into a drug discovery collaboration agreement for lead optimization on undisclosed targets. Under the agreement, ICOS has the exclusive worldwide right to develop and market any products resulting from the collaboration. The Company is compensated based on an annual rate for each full-time equivalent employee working on an ICOS project and is entitled milestone payments upon achievement of identified development and commercialization goals for products resulting from the collaboration. The agreement expires in July 2002, and may be terminated upon 90 days' notice by ICOS following the first anniversary of the agreement. In March 2001, the Company expanded this lead optimization agreement and entered into a compound library agreement with ICOS.

     Merck & Co. In September 2000, the Company expanded an existing collaboration with Merck & Co., Inc., to design and synthesize lead generation libraries for drug discovery at Merck. Under the terms of the new agreement, Merck and Array will collaborate to design small molecule libraries exclusively for Merck's drug discovery activities. Array will develop processes for the synthesis of each library in collaboration with Merck scientists and utilize its proprietary high-speed synthesis and parallel purification platforms to create these high-quality libraries. Under the terms of the agreement, Merck will provide the Company with research funding as well as payment upon delivery of compounds.

     Amgen. In October 2000, the Company entered into a research and license agreement with Amgen. Under the terms of this agreement, the Company granted Amgen an exclusive license to its existing program to address a target for diabetes, called PTP1B and the Company initiated a joint research program in November 2000 to identify, characterize and optimize potential drug candidates targeting PTP1B. Amgen has the exclusive worldwide right to develop and commercialize any drugs that target PTP1B developed under this

                              ARRAY BIOPHARMA INC.

collaboration. The agreement provides for an initial, nonrefundable up-front fee of $1.8 million, which was received in November 2000, license fees, quarterly payments for each full-time equivalent employee working on the PTP1B project, and milestone payments upon achievement of identified research, development and commercialization goals for products resulting from the collaboration. The initial term of the research program is two years, and Amgen may terminate the research program with six months written notice during this term. The Company is recognizing the up-front fee over the expected three-year term of this agreement. To date, the Company has not received any milestone payments under this agreement.

     Compound Library Agreements. The Company has entered into agreements with customers, including Tularik in June 1999, which Tularik extended in January 2000, and which expires in January 2002; DuPont in August 2000, which expires in December 2005; and F. Hoffmann-La Roche Ltd in June 2001, which expires in June 2006, providing nonexclusive access on a per-compound fee basis to compounds in the Company's Lead Generation Library for their internal lead generation efforts. These customers have the option to gain exclusive rights to compounds they intend to commercialize upon payments of either a one-time activation fee or annual fees. The Company retains all ownership of the intellectual property rights to the compounds and to the Company's Lead Generation Library, and to any inventions made by its scientists working under these agreements. These agreements are terminable only upon breach or insolvency of a party.

9.  SUBSEQUENT EVENTS

     Takeda Chemical Industries, Ltd. In July 2001, the Company entered into a new collaboration to create a series of small molecule drug leads against a proprietary Takeda target. Takeda will pay fees to the Company based on the number of Company scientists working on the research phase of the agreement. The Company will be entitled to receive success payments based on reaching certain development milestones and royalties based upon sales of products resulting from the collaboration.

     Vertex Pharmaceutical Incorporated. In August 2001, the Company entered into a new collaboration to discover and develop small molecule drugs directed at two specific targets in the phosphatase protein family. Under the terms of this agreement, Vertex will provide the Company with an up-front fee and research funding over three years. The Company will be responsible for the initial drug discovery, including lead generation and lead optimization. Vertex will be responsible for all aspects of clinical development and commercialization, and the Company will be entitled to receive clinical milestone payments. If products are commercialized as a result of this collaboration, the Company will also be entitled to additional milestone payments. These milestones would be paid on an annual basis for a defined term and are tied to predetermined sales levels.

     ICOS Corporation. In August 2001, the Company entered into a new drug discovery collaboration agreement to discover and develop small molecule drugs directed at two specific disease targets containing the I-domain allosteric site
(IDAS) structural motif. IDAS-targeted drugs regulate function of the target proteins through a novel allosteric mechanism. ICOS has identified key structural features of proteins containing the IDAS motif that will be exploited by the Company's scientists to systematically produce drugs against targets of this class. Under the terms of the agreement, ICOS will provide the Company with research funding over two years. The Company and ICOS scientists will collaborate in all aspects of lead generation and lead optimization. ICOS will be responsible for clinical development and commercialization. The Company is entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

     Stockholder Rights Plan. In August 2001, the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to ensure that the Company's stockholders receive fair and equal treatment in the event of an unsolicited attempt to take control of the Company and to deter coercive or unfair tactics by potential acquirers. The Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's Board of

                              ARRAY BIOPHARMA INC.

Directors. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on August 27, 2001. Each right would initially entitle the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company's common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase upon the payment of the exercise price a number of shares of the Company's common stock having a value of two times the exercise price. If the Company is acquired in a merger, or 50% or more of the Company's assets are sold in one or more related transactions, each right would entitle the holder thereof to purchase for the exercise price a number of shares of common stock of the acquiring company having a value of two times the exercise price. The rights expire on August 2, 2011.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The tables below summarize the Company's unaudited quarterly operating results for the 2001 and 2000 fiscal year periods.

                                   1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                   -----------   -----------   -----------   -----------
FISCAL YEAR 2001
Total revenue....................  $ 2,761,204   $ 3,832,886   $ 4,741,212   $ 5,670,458
Gross profit.....................      353,212       541,511     1,325,719     1,819,940
Net loss before extraordinary
  item...........................   (3,085,843)   (4,231,288)   (1,689,156)   (1,380,682)
Extraordinary loss from early
  extinguishment of debt.........           --            --            --      (225,176)
Deemed dividend related to
  beneficial conversion feature
  of preferred stock.............   (5,000,001)           --            --            --
Net loss to common
  stockholders...................   (8,085,844)   (4,231,288)   (1,689,156)   (1,605,858)
Basic and diluted net loss per
  share:
Net loss applicable to common
  stockholders before
  extraordinary item.............  $     (2.17)  $     (0.33)  $     (0.07)  $     (0.06)
Extraordinary loss from early
  extinguishment of debt.........           --            --            --         (0.01)
                                   -----------   -----------   -----------   -----------
Net loss applicable to common
  stockholders...................  $     (2.17)  $     (0.33)  $     (0.07)  $     (0.07)
                                   ===========   ===========   ===========   ===========
FISCAL YEAR 2000
Total revenue....................  $ 1,349,812   $ 1,350,852   $ 1,825,376   $ 2,247,594
Gross profit.....................      532,775       549,691       651,867       594,343
Net loss.........................     (660,465)   (1,465,135)   (1,216,572)   (1,790,231)
Basic and diluted net loss per
  share..........................  $     (0.22)  $     (0.49)  $     (0.40)  $     (0.55)

     See Note 3 for a discussion of the extraordinary loss from early extinguishment of debt and Note 6 for a discussion of the preferred stock deemed dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the captions "Proposal 1-Election of Directors" and "Executive Officers and Other Key Employees" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Transactions" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

     The financial statements are listed under Part II, Item 8 of this report.

     Index to Financial Statements

          (a) Balance Sheets at June 30, 2001 and 2000

          (b) Statements of Operations for each of the three years in the period ended June 30, 2001

          (c) Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2001

          (d) Statements of Cash Flows for each of the three years in the period ended June 30, 2001

          (e) Notes to Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES

     All other schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2001

     None.

(c)  EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 3.1(1)    --    Amended and Restated Certificate of Incorporation of Array
                 BioPharma Inc.
 3.2(1)    --    Amended and Restated Bylaws of Array BioPharma Inc.
 4.1(1)    --    Specimen certificate representing the common stock
10.1(1)    --    1998 Stock Option Plan effective July 1, 1998, as amended
10.2(1)    --    Amended and Restated Stock Option and Incentive Plan
10.3(1)    --    Employee Stock Purchase Plan
10.4(1)    --    Preferred and Common Stock Purchase Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated May 18, 1998
10.5(1)    --    Amendment to Preferred and Common Stock Purchase Agreement
                 dated August 7, 1998
10.6(1)    --    Series B Preferred Stock Purchase Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated November 16, 1999
10.7(1)    --    Series C Preferred Stock Purchase Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated August 31, 2000
10.8(1)    --    Lease Agreement by and between Registrant, as Tenant, and
                 Amgen Inc., as Landlord, dated July 1998
10.9(1)    --    First Amendment to Lease Agreement by and between
                 Registrant, as Tenant, and Amgen Inc., as Landlord, dated
                 April 1, 1999
10.10(1)   --    Lease Agreement by and between Registrant, as Tenant, and
                 Pratt Land Limited Liability Company, as Landlord, dated
                 February 28, 2000
10.11(1)   --    Revised Employment Agreement by and between Registrant and
                 Robert E. Conway dated November 16, 1999
10.12(1)   --    Form of Employment Agreement dated September 1, 2000 by and between Registrant and each of Laurence Burgess, Jonathan
                 Josey, Anthony D. Piscopio, David L. Snitman, Kevin Koch,
                 and Michael Carruthers
10.13(1)   --    Promissory Note and Pledge Agreement of Kevin Koch to
                 Registrant dated May 18, 1998, as amended
10.14(1)   --    Promissory Note and Pledge Agreement of Anthony D. Piscopio
                 to Registrant dated May 18, 1998, as amended
10.15(1)   --    Amended and Restated Investors Rights Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated November 16, 1999
10.16(1)   --    Amendment No. 1 to Amended and Restated Investors Rights
                 Agreement between Registrant and the parties listed on the signature pages thereto dated August 31, 2000
10.17(1)   --    Amended and Restated Stockholders Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated November 16, 1999
10.18(1)   --    Amendment No. 2 to Amended and Restated Stockholders
                 Agreement between Registrant and the parties listed on the signature pages thereto dated August 31, 2000
10.19(1)   --    Loan and Security Agreement by and between Registrant and
                 Silicon Valley Bank dated October 9, 1998
10.20(1)   --    Warrant issued to Silicon Valley Bank, issue date October 9,
                 1998
10.21(1)   --    Loan and Security Agreement by and between Registrant and
                 Silicon Valley Bank dated March 26, 1999
10.22(1)   --    Warrant issued to Silicon Valley Bank, issue date March 31,
                 1999
10.23(1)   --    Loan and Security Agreement by and between Registrant and
                 Silicon Valley Bank dated May 17, 2000
10.24(1)   --    Warrant issued to Silicon Valley Bank, issue date May 17,
                 2000

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.25(1)   --    Master Note and Security Agreement by and between Registrant and Leasing Technologies International, Inc. dated February
                 26, 1999
10.26(1)   --    Warrant issued to Leasing Technologies International, Inc., issue date March 30, 1999
10.27(1)   --    Custom Synthesis Fee-For-Service Agreement between
                 Registrant and Merck & Co., Inc. dated May 14, 1999
10.28(1)   --    Array Library Screening Agreement between Registrant and
                 E.I. du Pont de Nemours and Company dated August 1, 2000
10.29(1)   --    Drug Discovery Collaboration Agreement between Registrant
                 and ICOS Corporation dated July 31, 2000
10.30(1)   --    Compound Library Agreement between Registrant and Darwin
                 Discovery Limited dated April 22, 1999
10.31(1)   --    Diversity Library Screening Agreement between Registrant and
                 Tularik Inc. dated June 10, 1999, as amended
10.32(1)   --    Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.33(1)   --    Custom Synthesis Development and Supply Agreement between
                 Registrant and Merck & Co., Inc. dated September 6, 2000
10.34(1)   --    Research and License Agreement between Registrant and Amgen
                 Inc. dated October 26, 2000
10.35(2)   --    Second Amendment to Lease Agreement by and between
                 Registrant, as Subtenant, and Amgen Inc., as Sublandlord,
                 dated April 1, 2001
10.36(2)   --    Option Agreement by and between Registrant, as Subtenant,
                 and Boulder Headquarters LLC, as Landlord, dated April 1,
                 2001
10.37(2)   --    Letter Agreement dated March 17, 2001 by and between
                 Registrant and ICOS Corporation amending the Drug Discovery
                 Collaboration Agreement dated July 31, 2000
23.1       --    Consent of Ernst & Young LLP

---------------

(1) Incorporated herein by reference to the Registrant's registration statement on Form S-1 (File No. 333-45922).

(2) Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 000-31979).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Boulder, State of Colorado, on September 27, 2001.

                                          ARRAY BIOPHARMA INC.

                                          By      /s/ ROBERT E. CONWAY
                                            ------------------------------------
                                                      Robert E. Conway
                                                  Chief Executive Officer

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----



              /s/ ROBERT E. CONWAY                  Chief Executive Officer and     September 27, 2001
------------------------------------------------   Director (Principal Executive
                Robert E. Conway                              Officer)




                /s/ KYLE LEFKOFF                      Chairman of the Board of      September 27, 2001
------------------------------------------------             Directors
                  Kyle Lefkoff




             /s/ MICHAEL CARRUTHERS                   Chief Financial Officer       September 27, 2001
------------------------------------------------      (Principal Financial and
               Michael Carruthers                       Accounting Officer)




             /s/ FRANCIS J. BULLOCK                           Director              September 27, 2001
------------------------------------------------
           Francis J. Bullock, Ph.D.




            /s/ MARVIN H. CARUTHERS                           Director              September 27, 2001
------------------------------------------------
           Marvin H. Caruthers, Ph.D.




              /s/ KIRBY L. CRAMER                             Director              September 27, 2001
------------------------------------------------
                Kirby L. Cramer




                 /s/ KEVIN KOCH                               Director              September 27, 2001
------------------------------------------------
               Kevin Koch, Ph.D.




             /s/ ROBERT W. OVERALL                            Director              September 27, 2001
------------------------------------------------
            Robert W. Overell, Ph.D.




              /s/ DAVID L. SNITMAN                            Director              September 27, 2001
------------------------------------------------
            David L. Snitman, Ph.D.




             /s/ JOHN L. ZABRISKIE                            Director              September 27, 2001
------------------------------------------------
            John L. Zabriskie, Ph.D.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 3.1(1)    --    Amended and Restated Certificate of Incorporation of Array
                 BioPharma Inc.
 3.2(1)    --    Amended and Restated Bylaws of Array BioPharma Inc.
 4.1(1)    --    Specimen certificate representing the common stock
10.1(1)    --    1998 Stock Option Plan effective July 1, 1998, as amended
10.2(1)    --    Amended and Restated Stock Option and Incentive Plan
10.3(1)    --    Employee Stock Purchase Plan
10.4(1)    --    Preferred and Common Stock Purchase Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated May 18, 1998
10.5(1)    --    Amendment to Preferred and Common Stock Purchase Agreement
                 dated August 7, 1998
10.6(1)    --    Series B Preferred Stock Purchase Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated November 16, 1999
10.7(1)    --    Series C Preferred Stock Purchase Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated August 31, 2000
10.8(1)    --    Lease Agreement by and between Registrant, as Tenant, and
                 Amgen Inc., as Landlord, dated July 1998
10.9(1)    --    First Amendment to Lease Agreement by and between
                 Registrant, as Tenant, and Amgen Inc., as Landlord, dated
                 April 1, 1999
10.10(1)   --    Lease Agreement by and between Registrant, as Tenant, and
                 Pratt Land Limited Liability Company, as Landlord, dated
                 February 28, 2000
10.11(1)   --    Revised Employment Agreement by and between Registrant and
                 Robert E. Conway dated November 16, 1999
10.12(1)   --    Form of Employment Agreement dated September 1, 2000 by and between Registrant and each of Laurence Burgess, Jonathan
                 Josey, Anthony D. Piscopio, David L. Snitman, Kevin Koch,
                 and Michael Carruthers
10.13(1)   --    Promissory Note and Pledge Agreement of Kevin Koch to
                 Registrant dated May 18, 1998, as amended
10.14(1)   --    Promissory Note and Pledge Agreement of Anthony D. Piscopio
                 to Registrant dated May 18, 1998, as amended
10.15(1)   --    Amended and Restated Investors Rights Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated November 16, 1999
10.16(1)   --    Amendment No. 1 to Amended and Restated Investors Rights
                 Agreement between Registrant and the parties listed on the signature pages thereto dated August 31, 2000
10.17(1)   --    Amended and Restated Stockholders Agreement between
                 Registrant and the parties whose signatures appear on the
                 signature pages thereto dated November 16, 1999
10.18(1)   --    Amendment No. 2 to Amended and Restated Stockholders
                 Agreement between Registrant and the parties listed on the signature pages thereto dated August 31, 2000
10.19(1)   --    Loan and Security Agreement by and between Registrant and
                 Silicon Valley Bank dated October 9, 1998
10.20(1)   --    Warrant issued to Silicon Valley Bank, issue date October 9,
                 1998
10.21(1)   --    Loan and Security Agreement by and between Registrant and
                 Silicon Valley Bank dated March 26, 1999
10.22(1)   --    Warrant issued to Silicon Valley Bank, issue date March 31,
                 1999
10.23(1)   --    Loan and Security Agreement by and between Registrant and
                 Silicon Valley Bank dated May 17, 2000
10.24(1)   --    Warrant issued to Silicon Valley Bank, issue date May 17,
                 2000

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.25(1)   --    Master Note and Security Agreement by and between Registrant and Leasing Technologies International, Inc. dated February
                 26, 1999
10.26(1)   --    Warrant issued to Leasing Technologies International, Inc., issue date March 30, 1999
10.27(1)   --    Custom Synthesis Fee-For-Service Agreement between
                 Registrant and Merck & Co., Inc. dated May 14, 1999
10.28(1)   --    Array Library Screening Agreement between Registrant and
                 E.I. du Pont de Nemours and Company dated August 1, 2000
10.29(1)   --    Drug Discovery Collaboration Agreement between Registrant
                 and ICOS Corporation dated July 31, 2000
10.30(1)   --    Compound Library Agreement between Registrant and Darwin
                 Discovery Limited dated April 22, 1999
10.31(1)   --    Diversity Library Screening Agreement between Registrant and
                 Tularik Inc. dated June 10, 1999, as amended
10.32(1)   --    Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.33(1)   --    Custom Synthesis Development and Supply Agreement between
                 Registrant and Merck & Co., Inc. dated September 6, 2000
10.34(1)   --    Research and License Agreement between Registrant and Amgen
                 Inc. dated October 26, 2000
10.35(2)   --    Second Amendment to Lease Agreement by and between
                 Registrant, as Subtenant, and Amgen Inc., as Sublandlord,
                 dated April 1, 2001
10.36(2)   --    Option Agreement by and between Registrant, as Subtenant,
                 and Boulder Headquarters LLC, as Landlord, dated April 1,
                 2001
10.37(2)   --    Letter Agreement dated March 17, 2001 by and between
                 Registrant and ICOS Corporation amending the Drug Discovery
                 Collaboration Agreement dated July 31, 2000
23.1       --    Consent of Ernst & Young LLP

---------------

(1) Incorporated herein by reference to the Registrant's registration statement on Form S-1 (File No. 333-45922).

(2) Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 000-31979).