Form 10-Q
period 2001-09-30
ARRAY BIOPHARMA INC
filed 2001-11-14
CIK 1100412

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934

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

As of November 8, 2001, the registrant had 23,492,249 shares of common stock, par value $.001 per share, outstanding.

                              ARRAY BIOPHARMA INC.
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets as of September 30, 2001 (unaudited)
         and June 30, 2001.................................................................................. 3

         Condensed Statements of Operations - Three Months Ended
         September 30, 2001 and 2000 (unaudited)............................................................ 4

         Condensed Statements of Cash Flows - Three Months Ended
         September 30, 2001 and 2000 (unaudited)............................................................ 5

         Notes to Condensed Financial Statements (unaudited)................................................ 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................................. 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................... 14


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................................................... 15

Item 6. Exhibits and Reports on Form 8-K ................................................................... 15


SIGNATURES.................................................................................................. 16

                                     PART I.


ITEM 1. FINANCIAL STATEMENTS

                              ARRAY BIOPHARMA INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                    September 30,        June 30,
                                                                         2001              2001
                                                                    --------------    --------------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                        $   11,072,460    $   17,961,699
   Marketable securities                                                28,706,897        29,750,156
   Accounts receivable, net                                              2,888,128           979,874
   Inventories                                                           5,267,334         4,137,107
   Prepaid expenses, advances and deposits                                 632,294           571,414
                                                                    --------------    --------------
                 Total current assets                                   48,567,113        53,400,250

Property, plant and equipment, net                                      23,445,867        17,420,883

Other assets                                                               168,048           129,291
                                                                    --------------    --------------

                 Total assets                                       $   72,181,028    $   70,950,424
                                                                    ==============    ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                         $    4,495,008    $    2,873,468
   Advance payments from customers                                       4,554,076         4,496,591
   Accrued compensation and benefits                                       802,692           819,711
   Other current liabilities                                               348,531           293,153
                                                                    --------------    --------------
                 Total current liabilities                              10,200,307         8,482,923

Stockholders' equity:
   Preferred stock                                                              --                --
   Common stock                                                             23,458            23,262
   Additional paid-in capital                                           90,287,804        90,023,407
   Accumulated deficit                                                 (21,595,239)      (20,101,258)
   Notes receivable for common stock - related party                      (270,000)         (266,625)
   Accumulated other comprehensive income                                  162,935           116,801
   Deferred compensation                                                (6,628,237)       (7,328,086)
                                                                    --------------    --------------
                 Total stockholders' equity                             61,980,721        62,467,501
                                                                    --------------    --------------

                 Total liabilities and stockholders' equity         $   72,181,028    $   70,950,424
                                                                    ==============    ==============


                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Three Months Ended
                                                                      September 30,
                                                           --------------------------------
                                                                2001              2000
                                                           --------------    --------------
Revenue:
   Collaboration revenue                                   $    6,915,980    $    2,761,204
   License and royalty revenue                                    276,339                --
                                                           --------------    --------------
      Total revenue                                             7,192,319         2,761,204

Costs and expenses:
   Cost of revenue*                                             4,533,450         2,407,992
   Research and development expenses*                           2,785,047         1,701,591
   Selling, general and administrative expenses*                1,829,028         1,693,978
                                                           --------------    --------------
      Total operating expenses                                  9,147,525         5,803,561
                                                           --------------    --------------

      Loss from operations                                     (1,955,206)       (3,042,357)

Interest expense                                                       --          (173,249)
Interest income                                                   461,225           129,763
                                                           --------------    --------------
Net loss                                                       (1,493,981)       (3,085,843)
Deemed dividend related to beneficial                                  --        (5,000,001)
     conversion feature of preferred stock
                                                           --------------    --------------
Net loss applicable to common stockholders                 $   (1,493,981)   $   (8,085,844)
                                                           ==============    ==============

Basic and diluted net loss per share                       $        (0.06)   $        (2.17)
     applicable to common stockholders
                                                           ==============    ==============
Shares used in computing basic and diluted
     net loss per share                                        23,350,869         3,718,550
                                                           ==============    ==============


* Includes compensation related to option grants:
   Cost of revenue                                         $      270,755    $      209,732
   Research and development expenses                              180,503           139,822
   Selling, general and administrative expenses                   248,591           357,112
                                                           --------------    --------------
              Total                                        $      699,849    $      706,666
                                                           ==============    ==============




                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                    September 30,
                                                           --------------------------------
                                                               2001               2000
                                                           --------------    --------------
Operating activities:
Net loss                                                   $   (1,493,981)   $   (3,085,843)
Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                900,115           453,805
      Compensation related to stock option grants                 699,849           706,666
      Changes in operating assets and liabilities              (1,385,352)       (1,448,694)
                                                           --------------    --------------
        Net cash used in operating activities                  (1,279,369)       (3,374,066)

Investing activities:
Purchases of property, plant and equipment                     (6,963,856)       (3,785,428)
    and long-term assets
Net sales of marketable securities                              1,089,393         1,342,301
                                                           --------------    --------------
        Net cash used in investing activities                  (5,874,463)       (2,443,127)

Financing activities:
Proceeds from sale of preferred and common                             --         9,995,672
    stock, net of issuance costs
Proceeds from exercise of stock options,                          264,593           268,902
    warrants and shares issued under the
    employee stock purchase plan
Proceeds from the issuance of long-term debt                           --         2,000,000
Payment on long-term debt                                              --          (529,079)
                                                           --------------    --------------
        Net cash provided by financing activities                 264,593        11,735,495
                                                           --------------    --------------

Net increase (decrease) in cash and cash equivalents           (6,889,239)        5,918,302
Cash and cash equivalents, beginning of period                 17,961,699         3,846,407
                                                           --------------    --------------
Cash and cash equivalents, end of period*                  $   11,072,460    $    9,764,709
                                                           ==============    ==============


* Excludes marketable securities totaling $28,706,897 and $594,798 as of September 30, 2001 and 2000, respectively.




                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1: Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2001 included in the Annual Report on Form 10-K of Array BioPharma Inc. (the "Company" or "Array") filed on September 27, 2001 with the Securities and Exchange Commission.


Note 2: Reclassifications

         Certain reclassifications have been made to prior period's amounts to conform to current period's presentation. These reclassifications had no impact on the reported results of operations.


Note 3: Cash Equivalents and Marketable Securities

         Management has determined that certain cash equivalents and marketable securities held by the Company at September 30, 2001 and June 30, 2001 were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.


Note 4: Inventory Components

                                                 September 30,     June 30,
                                                      2001           2001
                                                 -------------   -------------
Fine chemicals                                   $   1,262,494   $   1,110,015
Lead Generation Library, custom library and          4,004,840       3,027,092
    Optimer building blocks
                                                 -------------   -------------
          Total inventories                      $   5,267,334   $   4,137,107
                                                 =============   =============

Note 5: Comprehensive Income

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income/loss, which includes, in addition to net loss, other comprehensive income/loss consisting of unrealized gains and losses, which are not previously included in the traditional statement of operations. A reconciliation of net loss to comprehensive loss is as follows:


                                                                  Three Months Ended
                                                                     September 30,
                                                           --------------------------------
                                                               2001               2000
                                                           --------------    --------------
Net loss                                                   $   (1,493,981)   $   (3,085,843)
Change in unrealized gain on marketable securities                 46,134                --
                                                           --------------    --------------
        Total comprehensive loss                           $   (1,447,847)   $   (3,085,843)
                                                           ==============    ==============


Note 6: Preferred and Common Stock

         On August 31, 2000, the Company issued 1,666,667 shares of its Series C convertible preferred stock (the "Series C preferred"), which converted on a one-for-one basis into shares of common stock upon the effectiveness of the Company's initial public offering (the "IPO"), at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. Subsequent to the commencement of the IPO process, the Company reevaluated the fair value of its Series C preferred as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C preferred. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

         On November 17, 2000, the Company completed an IPO of 7,475,000 shares of its common stock, including 975,000 shares for the exercise of the underwriters' over-allotment option. Concurrent with the IPO, all of the 11,501,666 shares of convertible preferred stock outstanding automatically converted into common stock at a one-to-one ratio. The Company received net proceeds of $50.8 million from its IPO, net of $5.3 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.


Note 7: Revenue Recognition

         The Company recognizes revenue from full-time equivalent fees under its collaboration agreements on a monthly or per diem basis as work is performed. Revenue from its development and fixed-fee collaboration agreements is recognized on a percentage-of-completion basis. Fee-per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the particular license, or over the expected term of the particular collaboration agreement. Royalty revenue is recorded when earned. In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Any payments received in advance from these agreements are recorded as deferred revenue until earned. The Company reports revenue from collaboration agreements, which include lead generation and lead optimization services, process research and development and the sale of chemical compounds, as collaboration revenue in its statement of operations. License and royalty revenue are combined and reported separately from collaboration revenue. Certain of these agreements also provide for milestone payments upon achievement of identified development and commercialization goals for products resulting from the collaboration. To date, the Company has not received any such milestone payments.


Note 8: Net Loss Per Share

         Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if their effect is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive.


Note 9: Stockholder Rights Plan

         In August 2001, the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to ensure that the Company's stockholders receive fair and equal treatment in the event of an unsolicited attempt to take control of the Company and to deter coercive or unfair tactics by potential acquirers. The Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's Board of Directors. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on August 27, 2001. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for an exercise price of $70.00 per share. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company's common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase upon the payment of the exercise price a number of shares of the Company's common stock having a value of two times the exercise price. If the Company is not the surviving entity in a merger or stock exchange, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, each right would entitle the holder thereof to purchase for the exercise price a number of shares of common stock of the acquiring company having a value of two times the exercise price. The rights expire on August 2, 2011.


Note 10: Collaborative Agreements

         In July 2001, the Company entered into a new collaboration with Takeda Chemical Industries, Ltd. to create a series of small molecule drug leads against a proprietary Takeda target. Takeda will pay fees to the Company based on the number of Company scientists working on the research phase of the agreement. The Company will be entitled to receive success payments based on reaching certain development milestones and royalties based upon sales of products resulting from the collaboration.

         In August 2001, the Company entered into a new collaboration with Vertex Pharmaceutical Incorporated to discover and develop small molecule drugs directed at two specific targets in the phosphatase protein family. Under the terms of this agreement, Vertex will provide the Company with an up-front fee and research funding over three years. The Company will be responsible for the initial drug discovery, including lead generation and lead optimization. Vertex will be responsible for all aspects of clinical development and commercialization, and the Company will be entitled to receive clinical milestone payments. If products are commercialized as a result of this collaboration, the Company will also be entitled to additional milestone payments. These milestones would be paid on an annual basis for a defined term and are tied to predetermined sales levels.

         In August 2001, the Company entered into a new drug discovery collaboration agreement with ICOS Corporation to discover and develop small molecule drugs directed at two specific disease targets containing the I-domain allosteric site (IDAS) structural motif. IDAS-targeted drugs regulate function of the target proteins through a novel allosteric mechanism. ICOS has identified key structural features of proteins containing the IDAS motif that will be exploited by the Company's scientists to systematically produce drugs against targets of this class. Under the terms of the agreement, ICOS will provide the Company with research funding over two years. The Company and ICOS scientists will collaborate in all aspects of lead generation and lead optimization. ICOS will be responsible for clinical development and commercialization. The Company is entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue the scale-up of our operations. To date, we have funded our operations primarily through the issuance of equity securities, revenue from our collaborators and borrowings. As of September 30, 2001, we had an accumulated deficit of $21.6 million.

         We generate revenue by researching, designing, synthesizing and screening medicinally relevant chemical compounds for the discovery of drug candidates for our collaborators. We report revenue from collaboration agreements, which include lead generation and lead optimization services, custom synthesis and process research and development and the sale of chemical compounds, as collaboration revenue in our statement of operations. License and royalty revenue are combined and reported separately from collaboration revenue. To date, the Company has not received any milestone payments.

         Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including screening compound libraries to discover potential drug candidates for our collaborators and collaborate with them in lead optimization to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our customers on a custom basis, with either an exclusive or nonexclusive license to use the compounds. Finally, we assist customers in process research and development, which involves developing the processes, and synthesizing for delivery, larger quantities of chemical compounds required for clinical testing.

         We license our Lead Generation Library, which is a collection of structurally related chemical compounds that may have the potential to become drug candidates, on a nonexclusive basis to our collaborators for internal research purposes. We retain all other rights to them, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, at an annual full-time equivalent price, plus certain expenses. Custom collections of chemical compounds we create and custom chemical synthesis we perform under our collaboration agreements are typically charged on a per-delivered compound basis, plus a charge for research and development services. In addition, the majority of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones and several agreements provide for royalty payments based on sales of products created as a result of these collaborations. Two of our collaboration agreements provide for an up-front license or technology access fee and one of our collaboration agreements currently generates a low level of royalty payments. We have not yet generated any milestone payments from any of our collaboration agreements.

          In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. During the three months ended September 30, 2001, Merck & Co., Inc., Eli Lilly and Company and ICOS Corporation accounted for 18%, 17% and 16%, respectively, of our total revenue. During fiscal year 2001, ICOS Corporation, Eli Lilly and Company and Merck & Co., Inc. accounted for 24%, 24% and 12%, respectively, of our total revenue. We will seek to generate revenue from new collaboration agreements that, if obtained, will reduce our concentration of revenue.

         We recognize revenue from full-time equivalent fees under our collaboration agreements on a monthly or per diem basis as work is performed. Development, fixed-fee and fee-per-compound revenue is recognized either on a percentage-of-completion basis or as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the particular license, or over the expected term of the particular collaboration agreement. Royalty revenue is recorded when earned.

         Cost of revenue consists mainly of compensation, associated fringe benefits and other collaboration-related costs, including recruiting and relocation, fine chemicals, supplies, small tools, facilities, depreciation and other direct and indirect chemical handling and laboratory support costs, excluding any costs related to research and development.

         Research and development expenses consist of the same type of scientific expenditures that comprise cost of revenue, except that the expenses are related to the development of our early-stage intellectual property and compounds where we have not yet proven technological feasibility. Costs associated with activities where technological feasibility has been proven are charged directly to cost of revenue.

         Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses.

         We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% of our total revenue during both fiscal years 2000 and 2001 and 16% for the first three months of fiscal year 2002. The majority of our international revenue was attributed to European sales in the fiscal year 2000 and to Japanese sales in the fiscal year 2001. During the three months ended September 30, 2001, international revenue was evenly attributed to both European and Japanese sales. All of our collaboration agreements and purchase orders are denominated in United States dollars.

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

STOCK COMPENSATION

         During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $13.1 million. We recorded compensation expense related to stock option grants of approximately $1.1 million for fiscal year 2000, approximately $4.7 million for fiscal year 2001 and approximately $700,000 for the three months ended September 30, 2001. As of September 30, 2001, we had a total of $6.6 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through September 30, 2001, as follows: $1.8 million during the remainder of fiscal year 2002; $2.4 million in fiscal year 2003; $2.3 million in fiscal year 2004; and $183,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may include a partial cash component in addition to stock-based compensation.

DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         On August 31, 2000, we issued 1,666,667 shares of our Series C convertible preferred stock (the "Series C preferred"), which converted on a one-for-one basis into shares of common stock upon the effectiveness of our initial public offering (the "IPO"), at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. Subsequent to the commencement of the IPO process, we reevaluated the fair value of our Series C preferred as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C preferred. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenue. Total revenue increased to $7.2 million for the three months ended September 30, 2001, up 160% from $2.8 million in the same period in fiscal year 2001. This increase was primarily the result of additional revenue generated from our lead optimization collaborations and custom library collaboration with Eli Lilly and Company, ICOS Corporation, Amgen Inc. and Merck & Co., Inc. In addition, subscriptions to our Lead Generation Library and sales of our Optimer building blocks increased during the current period.

         Cost of revenue. Cost of revenue increased to $4.5 million for the three months ended September 30, 2001, from $2.4 million in the same period in fiscal year 2001 reflecting the increased cost to support our revenue growth in the same period. The cost increase was primarily attributed to recruiting and relocating additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

         Research and development expenses. Research and development expenses increased to $2.8 million for the three months ended September 30, 2001 from $1.7 million in the same period in fiscal year 2001. The increase in research and development expenses for the first three months of fiscal year 2002 was primarily attributed to expanded research efforts for our Lead Generation Library, custom library collaborations and our own proprietary drug discovery efforts. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

         Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1.8 million for the three months ended September 30, 2001, compared to $1.7 million in the same period in fiscal year 2001. The increase in selling, general and administrative expenses for the first three months of fiscal year 2002 was primarily attributed to our increased staffing levels, expanded management and other costs associated with being a publicly traded company.

         Compensation related to stock option grants. Compensation expense related to stock option grants was approximately $700,000 for the three months ended September 30, 2001, compared to approximately $707,000 in the same period in fiscal year 2001. These noncash charges are recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

         Interest income or expense. We had interest income of approximately $461,000 for the three months ended September 30, 2001, increasing from a net interest expense of $43,000 in the same period in fiscal year 2001. Increased interest income in the period ended September 30, 2001 over the same period in fiscal year 2001 was attributable to a larger balance of cash, cash equivalents and marketable securities, resulting from the proceeds of our November 2001 IPO. Interest expense decreased during the period ended September 30, 2001 over the same period in fiscal year 2001 due to the full repayment of all equipment loan facilities and lines of credit obligations that occurred in May and June 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, cash, cash equivalents and marketable securities totaled $39.8 million compared to $47.7 million at June 30, 2001. Net cash used in operating activities was $1.3 million for the three-month period ended September 30, 2001 which included our net loss for the same period of $1.5 million, offset by noncash charges of $1.6 million. For the same period ended September 30, 2000, net cash used in operating activities was $3.4 million which included a net loss for the same period of $3.1 million, reduced by noncash charges of $1.2 million. The decrease in net cash used in operating activities for the first three months of fiscal year 2002 was primarily a result of the decreased net loss for the period partially offset by higher depreciation charges. The decrease in our net loss for the three-month period ended September 30, 2001, was attributable to the growth in our total revenues.

         During the three months ended September 30, 2001, we invested $7.0 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Net sales of marketable securities provided approximately $1.1 million of cash, and the exercise of stock options, warrants and stock issued under the Company's Employee Stock Purchase Plan provided approximately $265,000 of cash.

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

(d)  Use of Proceeds from Registered Securities

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

     There has been no material change in the planned use of proceeds as described in the Company's final prospectus. As of September 30, 2001, the Company has used approximately $26 million of the net proceeds from the Offering for collaboration opportunities, the improvement and expansion of its facilities including new laboratory space to support the growth of its operations, the recruitment and hiring of additional personnel, particularly related to expansion of research and development efforts and collaboration agreements and the repayment of the Company's indebtedness.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

3.1 Certificate of Designation of the Series A Junior Participating Preferred Stock

10.1 (1) Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001

10.2 (1) Collaboration Agreement by and between Registrant and Vertex Pharmaceuticals Incorporated, dated August 1, 2001

10.3 (1) Drug Discovery Collaboration Agreement by and between Registrant and ICOS Corporation, dated August 7, 2001

10.4 (2) Rights Agreement, dated as of August 2, 2001, between the Company and Computershare Trust Company, Inc., as Rights Agent


----------
(1)  Confidential treatment of redacted portions applied for.

(2) Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001 (File No. 000-31979).


(b)       Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated August 3, 2001 to report the adoption of a Stockholders Rights Plan and the declaration of a dividend distribution of Rights for stockholders of record as of August 27, 2001. On August 27, 2001, the Company filed a Current Report on Form 8-K to file as exhibits the cover letter to stockholders and the Summary of Rights Agreement that was mailed to stockholders of record as of August 27, 2001.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Boulder, State of Colorado.


                                           ARRAY BIOPHARMA INC.


Dated:    November 14, 2001            By: /s/ Robert E. Conway
          -----------------               -------------------------------------
                                          Robert E. Conway
                                          Chief Executive Officer


Dated:    November 14, 2001            By: /s/ Michael Carruthers
          -----------------               -------------------------------------
                                          Michael Carruthers
                                          Chief Financial Officer and Secretary
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
3.1       Certificate of Designation of the Series A Junior Participating
          Preferred Stock

10.1 (1)  Lead Generation Collaboration Agreement by and between Registrant and
          Takeda Chemical Industries, Ltd., dated July 18, 2001

10.2 (1)  Collaboration Agreement by and between Registrant and Vertex
          Pharmaceuticals Incorporated, dated August 1, 2001

10.3 (1)  Drug Discovery Collaboration Agreement by and between Registrant and
          ICOS Corporation, dated August 7, 2001

10.4 (2)  Rights Agreement, dated as of August 2, 2001, between the Company and
          Computershare Trust Company, Inc., as Rights Agent


----------
(1)  Confidential treatment of redacted portions applied for.

(2) Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001 (File No. 000-31979).