Form 10-Q
period 2001-12-31
ARRAY BIOPHARMA INC
filed 2002-01-22
CIK 1100412

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                                  -------------

                        COMMISSION FILE NUMBER: 000-31979



                              ARRAY BIOPHARMA INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                  -------------

                 DELAWARE                               84-1460811
      (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

      3200 WALNUT STREET, BOULDER, CO                     80301
 (Address of Principal Executive Offices)               (Zip Code)

                                 (303) 381-6600
              (Registrant's Telephone Number, Including Area Code)

                                  -------------

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ------     ------

As of January 21, 2002, the registrant had 23,669,279 shares of common stock, par value $.001 per share, outstanding.

                              ARRAY BIOPHARMA INC.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1. Financial Statements

        Condensed Balance Sheets as of December 31, 2001 (unaudited)
        and June 30, 2001 .................................................   3

        Condensed Statements of Operations - Three and Six Months Ended
        December 31, 2001 and 2000 (unaudited) ............................   4

        Condensed Statements of Cash Flows - Six Months Ended
        December 31, 2001 and 2000 (unaudited) ............................   5

        Notes to Condensed Financial Statements (unaudited) ...............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........  15


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .........................  15

Item 4. Submission of Matters to a Vote of Security Holders ...............  16

Item 6. Exhibits and Reports on Form 8-K ..................................  16


SIGNATURES ................................................................  17

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

                              ARRAY BIOPHARMA INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             December 31,     June 30,
                                                                 2001           2001
                                                             ------------   ------------
                                                             (Unaudited)
Current assets:

   Cash and cash equivalents                                 $ 12,671,810   $ 17,961,699
   Marketable securities                                       24,152,469     29,750,156
   Accounts receivable, net                                     2,042,651        979,874
   Inventories                                                  6,255,615      4,137,107
   Prepaid expenses, advances and deposits                      1,039,603        571,414
                                                             ------------   ------------
                 Total current assets                          46,162,148     53,400,250

Property, plant and equipment, net                             27,349,499     17,420,883

Other assets                                                      174,875        129,291
                                                             ------------   ------------

                 Total assets                                $ 73,686,522   $ 70,950,424
                                                             ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade                                  $  4,376,746   $  2,873,468
   Advance payments from customers                              6,553,559      4,496,591
   Accrued compensation and benefits                              754,239        819,711
   Other current liabilities                                      404,455        293,153
                                                             ------------   ------------
                 Total current liabilities                     12,088,999      8,482,923


Stockholders' equity:

   Preferred stock                                                     --             --
   Common stock                                                    23,600         23,262
   Additional paid-in capital                                  90,642,125     90,023,407
   Accumulated deficit                                        (22,872,137)   (20,101,258)
   Notes receivable for common stock - related party             (273,375)      (266,625)
   Accumulated other comprehensive income                          61,265        116,801
   Deferred compensation                                       (5,983,955)    (7,328,086)
                                                             ------------   ------------
                 Total stockholders' equity                    61,597,523     62,467,501
                                                             ------------   ------------

                 Total liabilities and stockholders' equity  $ 73,686,522   $ 70,950,424
                                                             ============   ============


                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                               December 31,                        December 31,
                                                      ------------------------------      ------------------------------
                                                          2001              2000              2001              2000
                                                      ------------      ------------      ------------      ------------
Revenue:
   Collaboration revenue                              $  7,941,666      $  3,672,331      $ 14,857,646      $  6,433,535
   License, royalty and milestone revenue                  416,647           160,555           692,986           160,555
                                                      ------------      ------------      ------------      ------------
      Total revenue                                      8,358,313         3,832,886        15,550,632         6,594,090

Costs and expenses:
   Cost of revenue*                                      5,004,023         3,291,375         9,537,473         5,699,367
   Research and development expenses*                    3,262,430         2,115,168         6,047,477         3,816,759
   Selling, general and administrative expenses*         1,719,704         2,954,901         3,548,732         4,648,879
                                                      ------------      ------------      ------------      ------------
      Total operating expenses                           9,986,157         8,361,444        19,133,682        14,165,005
                                                      ------------      ------------      ------------      ------------

      Loss from operations                              (1,627,844)       (4,528,558)       (3,583,050)       (7,570,915)

Interest expense                                                --          (179,907)               --          (353,156)
Interest income                                            350,946           477,177           812,171           606,940
                                                      ------------      ------------      ------------      ------------
Net loss                                                (1,276,898)       (4,231,288)       (2,770,879)       (7,317,131)

Deemed dividend related to beneficial
     conversion feature of preferred stock                      --                --                --        (5,000,001)
                                                      ------------      ------------      ------------      ------------
Net loss applicable to common stockholders            $ (1,276,898)     $ (4,231,288)     $ (2,770,879)     $(12,317,132)
                                                      ============      ============      ============      ============

Basic and diluted net loss per share
     applicable to common stockholders                $      (0.05)     $      (0.33)     $      (0.12)     $      (1.49)
                                                      ============      ============      ============      ============

Shares used in computing basic and diluted
     net loss per share                                 23,516,378        12,855,333        23,433,623         8,286,942
                                                      ============      ============      ============      ============


* Includes compensation related to option grants:
   Cost of revenue                                    $    270,755      $    276,706      $    541,510      $    486,438
   Research and development expenses                       180,503           162,510           361,006           302,332
   Selling, general and administrative expenses            193,024         2,191,412           441,615         2,548,524
                                                      ------------      ------------      ------------      ------------
              Total                                   $    644,282      $  2,630,628      $  1,344,131      $  3,337,294
                                                      ============      ============      ============      ============


                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                                  2001              2000
                                                              ------------      ------------
Operating activities:
Net loss                                                      $ (2,770,879)     $ (7,317,131)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
    Depreciation                                                 1,993,400         1,080,093
    Compensation related to stock option grants                  1,344,131         3,337,294
    Changes in operating assets and liabilities                    (50,148)         (773,809)
                                                              ------------      ------------
      Net cash provided by (used in) operating activities          516,504        (3,673,553)

Investing activities:
Purchases of property, plant and equipment
 and long-term assets                                          (11,967,600)       (5,490,900)
Net sales (purchases) of marketable securities                   5,542,151        (4,000,484)
                                                              ------------      ------------
      Net cash used in investing activities                     (6,425,449)       (9,491,384)

Financing activities:
Proceeds from sale of preferred and common
 stock, net of issuance costs                                           --        60,810,936
Proceeds from exercise of stock options
 and shares issued under the employee
 stock purchase plan                                               619,056           292,841

Proceeds from the issuance of long-term debt                            --         2,000,000
Payment on long-term debt                                               --        (1,111,936)
                                                              ------------      ------------
      Net cash provided by financing activities                    619,056        61,991,841
                                                              ------------      ------------

Net increase (decrease) in cash and cash equivalents            (5,289,889)       48,826,904
Cash and cash equivalents, beginning of period                  17,961,699         3,846,407
                                                              ------------      ------------
Cash and cash equivalents, end of period*                     $ 12,671,810      $ 52,673,311
                                                              ============      ============

* Excludes marketable securities totaling $24,152,469 and $5,937,583 as of December 31, 2001 and 2000, respectively.



                   See notes to condensed financial statements

                              ARRAY BIOPHARMA INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2001, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the "Company" or "Array") filed on September 27, 2001, with the Securities and Exchange Commission.


Note 2:  Reclassifications

         Certain reclassifications have been made to prior period's amounts to conform to current period's presentation. These reclassifications had no impact on the reported results of operations.


Note 3:  Cash Equivalents and Marketable Securities

         Management has determined that certain cash equivalents and marketable securities held by the Company at December 31, 2001 and June 30, 2001, were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

Note 4:  Inventory Components

                                                    December 31,     June 30,
                                                        2001           2001
                                                    ------------    ----------
    Fine chemicals                                   $1,447,694     $1,110,015
    Lead Generation Libraries, custom libraries
        and Optimer building blocks                   4,807,921      3,027,092
                                                     ----------     ----------
              Total inventories                      $6,255,615     $4,137,107
                                                     ==========     ==========

Note 5:  Comprehensive Income

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income/loss, which includes, in addition to net loss, other comprehensive income/loss consisting of unrealized gains and losses, which are not previously included in the traditional statement of operations. A reconciliation of net loss to comprehensive loss is as follows:

                                              Three Months Ended                 Six Months Ended
                                                 December 31,                      December 31,
                                         ----------------------------      ----------------------------
                                            2001             2000             2001             2000
                                         -----------      -----------      -----------      -----------
Net loss                                 $(1,276,898)     $(4,231,288)     $(2,770,879)     $(7,317,131)
Change in unrealized gain on marketable
  securities                                (101,670)              --          (55,536)              --
                                         -----------      -----------      -----------      -----------
        Total comprehensive loss         $(1,378,568)     $(4,231,288)     $(2,826,415)     $(7,317,131)
                                         ===========      ===========      ===========      ===========


Note 6:  Preferred and Common Stock

         On August 31, 2000, the Company issued 1,666,667 shares of its Series C convertible preferred stock at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. All outstanding shares of Series C convertible preferred stock converted on a one-for-one basis into shares of common stock upon the effectiveness of the Company's initial public offering. Subsequent to the commencement of the initial public offering process, the Company reevaluated the fair value of its Series C convertible preferred stock as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C convertible preferred stock. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

         On November 17, 2000, the Company completed an initial public offering of 7,475,000 shares of its common stock, including 975,000 shares for the exercise of the underwriters' over-allotment option. Concurrent with the initial public offering, all of the 11,501,666 shares of convertible preferred stock outstanding automatically converted into common stock at a one-to-one ratio. The Company received net proceeds of $50.8 million from its initial public offering, net of $5.3 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

Note 7:  Revenue Recognition

           The Company recognizes revenue from full-time equivalent fees under its collaboration agreements on a monthly or per diem basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Fee-per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the particular license or over the expected term of the particular collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract.

           In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Any payments received in advance from these agreements are recorded as deferred revenue until earned. The Company reports revenue from collaboration agreements, which include lead generation and lead optimization services, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue in its statement of operations. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

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

Note 9:  Stockholder Rights Plan

         In August 2001, the Company adopted a Stockholder Rights Plan designed to ensure that the Company's stockholders receive fair and equal treatment in the event of an unsolicited attempt to take control of the Company and to deter coercive or unfair tactics by potential acquirers. The Stockholder Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's Board of Directors. Under the Stockholder Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on August 27, 2001. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for an exercise price of $70.00 per share. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company's common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase upon the payment of the exercise price a number of shares of the Company's common stock having a value of two times the exercise price. If the Company is not the surviving entity in a merger or stock exchange, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, each right would entitle the holder thereof to purchase for the exercise price a number of shares of common stock of the acquiring company having a value of two times the exercise price. The rights expire on August 2, 2011.

Note 10: Collaboration Agreements

         In July 2001, the Company entered into a lead generation collaboration agreement with Takeda Chemical Industries, Ltd. to create a series of small molecule drug leads against a proprietary Takeda target. Takeda will pay fees to the Company based on the number of Company scientists working on the research phase of the agreement. The Company will be entitled to receive success payments based on the attainment of certain development milestones and royalties based upon sales of products resulting from the collaboration.

         In August 2001, the Company entered into a collaboration agreement with Vertex Pharmaceutical Incorporated to discover and develop small molecule drugs directed at two specific targets in the phosphatase protein family. Under this agreement, Vertex will provide the Company with an up-front fee and research funding over three years. The Company will be responsible for the initial drug discovery, including lead generation and lead optimization. Vertex will be responsible for all aspects of clinical development and commercialization, and the Company is entitled to receive clinical milestone payments. If products are commercialized as a result of this collaboration, the Company is also entitled to additional milestone payments. These milestones would be paid on an annual basis for a defined term and are tied to predetermined sales levels.

         In August 2001, the Company entered into a new drug discovery collaboration agreement with ICOS Corporation to discover and develop small molecule drugs directed at two specific disease targets containing the I-Domain allosteric site, or IDAS, structural motif. IDAS-targeted drugs regulate function of the target proteins through a novel allosteric mechanism. ICOS has identified key structural features of proteins containing the IDAS motif that will be exploited by the Company's scientists to systematically produce drugs against targets of this class. Under the terms of this agreement, ICOS will provide the Company with research funding over two years. The Company and ICOS scientists will collaborate in all aspects of lead generation and lead optimization. ICOS will be responsible for clinical development and commercialization. The Company is entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

         In October 2001, the Company entered into a compound library agreement with Pfizer Inc, which expires October 2003, to provide non-exclusive access on a per-compound fee basis to compounds in the Company's Lead Generation Libraries for Pfizer's internal lead generation efforts. Pfizer has the option to gain exclusive rights to compounds upon payment of either a one-time activation fee or annual fees. The Company retains all ownership of the intellectual property rights to the compounds and to its Lead Generation Libraries as well as any inventions made by its scientists working under this agreement. This agreement is terminable only upon breach or insolvency of a party.

         The Company entered into a research and license agreement with Amgen Inc., during October 2000. Under this agreement, the Company granted Amgen an exclusive license to one of its proprietary research programs, and initiated joint research on potential drug candidates targeting PTP-1B, a target for diabetes. In November 2001, Amgen initiated a new drug discovery program with the Company, which replaced the PTP-1B program. The Company retained all rights to the existing PTP-1B program. Under the new program, Amgen will pay the Company an up-front fee and fees based on the number of its scientists working on the research phase of the agreement. The Company is also entitled to receive success payments based on the attainment of certain milestones.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, our ability to create successful drug candidates, and our ability to attract and retain experienced scientists and management. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

OVERVIEW

         Array BioPharma is a drug discovery company inventing new small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use an integrated set of drug discovery technologies, which we call the Array Discover Platform, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and to build our own pipeline of proprietary drug candidates.

         We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of December 31, 2001, we had an accumulated deficit of $22.9 million.

         We generate revenue by researching, designing, synthesizing and screening chemical compounds for the invention of drug candidates for our collaborators. We report revenue from collaboration agreements, which include lead generation and lead optimization services, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue in our statement of operations. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

         Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including structural biology and screening compound libraries, to invent potential drug candidates for our collaborators and collaborate with them in lead optimization to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our customers on a custom basis, with either an exclusive or non-exclusive license to use the compounds. Finally, we assist customers in process research and development, which involves developing the processes, and synthesizing for delivery, larger quantities of chemical compounds required for clinical testing.

         We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential to become drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, five of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and five of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Two of our collaboration agreements provide for an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days prior notice. During November 2001, we earned our first milestone payment from ICOS Corporation with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

          We have increased the number of our collaboration agreements, which has diversified our revenue base. During the six months ended December 31, 2001, ICOS, Merck & Co., Inc., Eli Lilly and Company, and Pfizer Inc, accounted for 17%, 16%, 16% and 11%, respectively, of our total revenue. During fiscal year 2001, ICOS, Eli Lilly and Merck accounted for 24%, 24% and 12%, respectively, of our total revenue.

         We recognize revenue from full-time equivalent fees under our collaboration agreements on a monthly or per diem basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Fee-per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the particular license or over the expected term of the particular collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract.

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

         We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% of our total revenue during both fiscal years 2000 and 2001 and 16% for the first six months of fiscal year 2002. The majority of our international revenue was attributed to European sales in the fiscal year 2000 and to Japanese sales in the fiscal year 2001. During the first six months of fiscal year 2002, international revenue was attributed to both European and Japanese sales on a fairly even basis. All of our collaboration agreements and purchase orders are denominated in United States dollars.

         We plan to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/ or royalty payments. We also expect to enter into agreements to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, milestone and/or royalty payments. We expect our growth to require significant ongoing investment in facilities, scientific personnel and business development resources.

DEFERRED STOCK COMPENSATION

         During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $13.1 million. We recorded compensation expense related to stock option grants of $1.1 million for fiscal year 2000, $4.7 million for fiscal year 2001 and $1.3 million for the six months ended December 31, 2001. As of December 31, 2001, we had a total of $6.0 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through December 31, 2001, as follows: $1.1 million during the remainder of fiscal year 2002; $2.4 million in fiscal year 2003; $2.3 million in fiscal year 2004; and approximately $183,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may include a partial cash component in addition to stock-based compensation.

DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         On August 31, 2000, we issued 1,666,667 shares of our Series C convertible preferred stock at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. All outstanding shares of Series C convertible preferred stock converted on a one-for-one basis into shares of common stock upon the effectiveness of our initial public offering. Subsequent to the commencement of the initial public offering process, we reevaluated the fair value of our Series C convertible preferred stock as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C convertible preferred stock. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

         Revenue. Total revenue increased to $8.4 million for the three months ended December 31, 2001, up 118% from $3.8 million in the same period of the prior year. Total revenue for the six-months ended December 31, 2001 and 2000, was $15.6 million and $6.6 million, respectively, representing growth of 136%. These increases were primarily the result of additional revenue generated from our lead optimization collaborations with Eli Lilly, ICOS and Amgen Inc., and our custom library collaboration with Merck. In addition, subscriptions to our Lead Generation Libraries and sales of our Optimer building blocks increased by $1.7 million and $3.1 million for the three-month and six-month periods ended December 31, 2001, compared to the same periods in the prior year. For the three-month and six-month periods ended December 31, 2001, the Company shipped $1.0 million and $1.7 million, respectively, of Optimer building blocks to a single major pharmaceutical company.

         Cost of revenue. Cost of revenue increased to $5.0 million for the three months ended December 31, 2001, from $3.3 million in the same period of the prior year. Cost of revenue was $9.5 million and $5.7 million for the six months ended December 31, 2001 and 2000, respectively. These increases reflect the increased cost to support our revenue growth over the same periods. The cost increase during both periods was primarily attributed to recruiting and relocating additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

         Research and development expenses. Research and development expenses increased to $3.3 million for the three months ended December 31, 2001, from $2.1 million in the same period of the prior year. Research and development expenses were $6.0 million and $3.8 million for the six months ended December 31, 2001 and 2000, respectively. The increase in research and development expenses was primarily attributed to expanded research efforts for our Lead Generation Libraries, custom library collaborations and our own proprietary drug discovery efforts. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

         Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1.7 million for the three months ended December 31, 2001, compared to $3.0 million in the same period of the prior year. Selling, general and administrative expenses were $3.5 million and $4.6 million for the six months ended December 31, 2001 and 2000, respectively. After deducting compensation related to stock option grants, selling, general and administrative expenses were $1.5 million for the three months ended December 31, 2001, up from approximately $763,000 in the same period of the prior year. For the six months ended December 31, 2001, selling, general and administrative expenses after deducting compensation related to stock option grants were $3.1 million, up from $2.1 million in the same period of the prior year. This increase was primarily attributed to our increased staffing levels, expanded management, higher relocation expenses and other costs associated with being a publicly traded company.

         Compensation related to stock option grants. Compensation expense related to stock option grants was approximately $644,000 for the three months ended December 31, 2001, down from $2.6 million in the same period of the prior year. For the six months ended December 31, 2001, these charges were $1.3 million, down from $3.3 million in the same period of the prior year. Compensation expense related to stock option grants was higher in the prior fiscal year periods due to options that vested upon the closing of our initial public offering in November 2000. These noncash charges are recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

         Interest income or expense. Interest expense decreased by approximately $180,000 and $353,000 during the three-month and six-month periods, respectively, ended December 31, 2001 over the comparable periods of the prior year. These decreases resulted from the full repayment of all equipment loan facilities and lines of credit obligations in May and June 2001. Interest income decreased by approximately $126,000 during the three months ended December 31, 2001, over the same period of the prior year primarily due to lower interest rates. For the six months ended December 31, 2001, interest income increased by approximately $205,000 over the comparable period in the prior year. This increase was the result of the investment of the proceeds from our initial public offering in November 2000 for a full six-month period as of December 31, 2001, compared to less than two months for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, cash, cash equivalents and marketable securities totaled $36.8 million compared to $47.7 million at June 30, 2001. Net cash provided by operating activities was approximately $517,000 for the six-month period ended December 31, 2001, which included a net loss for the same period of $2.8 million, reduced by noncash charges of $3.3 million. For the same period ended December 31, 2000, net cash used in operating activities was $3.7 million which included a net loss for the same period of $7.3 million, reduced by noncash charges of $4.4 million. The decrease in net cash used in operating activities for the first six months of fiscal year 2002 was primarily a result of the decreased net loss for the period partially offset by higher depreciation charges. The decrease in our net loss for the six-month period ended December 31, 2001, was attributable to additional collaborations and growth in our total revenue.

         During the six months ended December 31, 2001, we invested $12.0 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Net sales of marketable securities provided $5.5 million of cash, and the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan provided approximately $619,000 of cash.

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

    - the progress of our preclinical development activities;

    - the progress of the drug development efforts of our collaborators;

    - our ability to establish and maintain current and new collaboration agreements;

    - the costs involved in enforcing patent claims and other intellectual property rights;

    - the costs and timing of regulatory approvals; and

    - the costs of establishing business development and distribution capabilities.

         Future capital requirements will also depend on the extent to which we acquire or invest in other products, technologies and businesses. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to use our existing cash and marketable securities resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure you that we will be successful in obtaining collaboration agreements, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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




                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)      Use of Proceeds from Registered Securities

         On November 22, 2000, Array BioPharma Inc. (the "Company") closed the sale of 6,500,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), in its initial public offering (the "Offering"), and on December 4, 2000, the Company closed the sale of an additional 975,000 shares of its Common Stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-45922) (the "Registration Statement") filed by the Company to register its Common Stock in the Offering was declared effective by the Securities and Exchange Commission on November 16, 2000.

         There has been no material change in the planned use of proceeds as described in the Company's final prospectus. As of December 31, 2001, the Company has used $34.2 million of the net proceeds from the Offering for collaboration opportunities, the improvement and expansion of its facilities including new laboratory space and equipment to support the growth of its operations, the recruitment and hiring of additional personnel, particularly related to expansion of research and development efforts and collaboration agreements and the repayment of the Company's indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Company's stockholders was held on November 1, 2001. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect three Class I directors to serve a three-year term expiring on the date of the 2004 annual meeting of stockholders. The three nominees for Class I director were David L. Snitman, Ph.D., Robert W. Overall, Ph.D. and John L. Zabriskie, Ph.D. Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2002. For further information regarding the annual meeting, please see the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2001. Both proposals were approved by the stockholders as follows:

                                                                 Number of Votes
                                                     -----------------------------------------
                                                                                      Abstain/
Proposal                                                For            Against        Withhold
-------------------------------------------------    ----------        -------        --------
  Proposal 1 - Election of Class I directors
       David L. Snitman, Ph.D                        16,870,645             --         13,719
       Robert W. Overell, Ph.D                       16,870,645             --         13,719
       John L. Zabriskie, Ph.D                       16,870,645             --         13,719

  Proposal 2 - Ratification of Ernst & Young LLP
     appointment                                     16,736,481        138,733          9,150





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by Array BioPharma Inc. during the quarter ended December 31, 2001



Items 1, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

                                           ARRAY BIOPHARMA INC.


Dated:    January 22, 2002             By: /s/ Robert E. Conway
          ----------------                 --------------------
                                           Robert E. Conway
                                           Chief Executive Officer

Dated:    January 22, 2002             By: /s/ R. Michael Carruthers
          ----------------                 -------------------------
                                           R. Michael Carruthers
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)