Form 10-Q
period 2002-03-31
ARRAY BIOPHARMA INC
filed 2002-05-13
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(303) 381-6600
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

As of May 7, 2002, the registrant had 27,391,702 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of March 31, 2002 (unaudited) and June 30, 2001	3

Condensed Statements of Operations — Three and Nine Months Ended March 31, 2002 and 2001 (unaudited)	4

Condensed Statements of Cash Flows — Nine Months Ended March 31, 2002 and 2001 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	17

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2002	2001

	(Unaudited)
Current assets:

Cash and cash equivalents	$46,088,404	$17,961,699

Marketable securities	18,912,027	29,750,156

Accounts receivable, net	1,868,017	979,874

Inventories	7,126,633	4,137,107

Prepaid expenses, advances and deposits	880,419	571,414

Total current assets	74,875,500	53,400,250

Property, plant and equipment, net	30,636,792	17,420,883

Other assets	198,535	129,291

Total assets	$105,710,827	$70,950,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable — trade	$3,671,164	$2,873,468

Advance payments from customers	6,942,715	4,496,591

Accrued compensation and benefits	1,012,083	819,711

Other current liabilities	477,064	293,153

Total current liabilities	12,103,026	8,482,923

Stockholders’ equity:

Preferred stock	—	—

Common stock	27,339	23,262

Additional paid-in capital	123,100,651	90,023,407

Accumulated deficit	(23,736,415)	(20,101,258)

Notes receivable for common stock — related party	(276,750)	(266,625)

Accumulated other comprehensive income (loss)	(111,784)	116,801

Deferred compensation	(5,395,240)	(7,328,086)

Total stockholders’ equity	93,607,801	62,467,501

Total liabilities and stockholders’ equity	$105,710,827	$70,950,424

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue:

Collaboration revenue	$9,241,968	$4,500,378	$24,099,614	$10,933,913

License, royalty and milestone revenue	261,533	240,834	954,519	401,389

Total revenue	9,503,501	4,741,212	25,054,133	11,335,302

Costs and expenses:

Cost of revenue*	5,254,253	3,415,493	14,791,726	9,114,860

Research and development expenses*	3,663,681	2,159,962	9,711,158	5,976,721

Selling, general and administrative expenses*	1,726,831	1,539,306	5,275,563	6,188,185

Total operating expenses	10,644,765	7,114,761	29,778,447	21,279,766

Loss from operations	(1,141,264)	(2,373,549)	(4,724,314)	(9,944,464)

Interest expense	—	(147,857)	—	(501,013)

Interest income	276,986	832,250	1,089,157	1,439,190

Net loss	(864,278)	(1,689,156)	(3,635,157)	(9,006,287)

Deemed dividend related to beneficial

conversion feature of preferred stock	—	—	—	(5,000,001)

Net loss applicable to common stockholders	$(864,278)	$(1,689,156)	$(3,635,157)	$(14,006,288)

Basic and diluted net loss per share

applicable to common stockholders	$(0.03)	$(0.07)	$(0.15)	$(1.06)

Shares used in computing basic and diluted

net loss per share	25,437,724	23,021,566	24,091,905	13,198,483

* Includes compensation related to option grants:

Cost of revenue	$270,755	$263,530	$812,265	$749,968

Research and development expenses	180,504	175,686	541,510	478,018

Selling, general and administrative expenses	137,456	258,354	579,071	2,806,878

Total	$588,715	$697,570	$1,932,846	$4,034,864

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Operating activities:

Net loss	$(3,635,157)	$(9,006,287)

Adjustments to reconcile net loss to net cash provided by

(used in) operating activities:

Depreciation	3,237,219	1,864,107

Compensation related to stock option grants	1,932,846	4,034,864

Changes in operating assets and liabilities	(576,696)	(21,773)

Net cash provided by (used in) operating activities	958,212	(3,129,089)

Investing activities:

Purchases of property, plant and equipment and long-term assets	(16,522,372)	(8,280,324)

Net sales (purchases) of marketable securities	10,609,544	(31,182,162)

Net cash used in investing activities	(5,912,828)	(39,462,486)

Financing activities:

Proceeds from sale of preferred and common stock, net of

issuance costs	31,888,047	60,772,386

Proceeds from exercise of stock options and shares

issued under the employee stock purchase plan	1,193,274	718,708

Proceeds from the issuance of long-term debt	—	2,000,000

Payment on long-term debt	—	(1,702,397)

Net cash provided by financing activities	33,081,321	61,788,697

Net increase in cash and cash equivalents	28,126,705	19,197,122

Cash and cash equivalents, beginning of period	17,961,699	3,846,407

Cash and cash equivalents, end of period*	$46,088,404	$23,043,529

*	Excludes marketable securities totaling $18,912,027 and $33,219,286 as of March 31, 2002 and 2001, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1: Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2001, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 27, 2001, with the Securities and Exchange Commission.

Note 2: Reclassifications

         Certain reclassifications have been made to the prior period’s amounts to conform to the current period’s presentation. These reclassifications had no impact on the reported results of operations.

Note 3: Cash Equivalents and Marketable Securities

         Management has determined that certain cash equivalents and marketable securities held by the Company at March 31, 2002 and June 30, 2001, were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

Note 4: Inventory Components

	March 31,	June 30,
	2002	2001

Fine chemicals	$1,731,048	$1,110,015

Lead Generation Libraries, custom libraries

and Optimer building blocks	5,395,585	3,027,092

Total inventories	$7,126,633	$4,137,107

Note 5: Comprehensive Income

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income/loss, which includes, in addition to net loss, other comprehensive income/loss consisting of unrealized gains and losses, which are not previously included in the traditional statement of operations. A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(864,278)	$(1,689,156)	$(3,635,157)	$(9,006,287)

Change in unrealized gain (loss) on

marketable securities	(173,049)	100,025	(228,585)	100,025

Total comprehensive loss	$(1,037,327)	$(1,589,131)	$(3,863,742)	$(8,906,262)

Note 6: Preferred and Common Stock

         On August 31, 2000, the Company issued 1,666,667 shares of its Series C convertible preferred stock at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. All outstanding shares of Series C convertible preferred stock converted on a one-for-one basis into shares of common stock upon the effectiveness of the Company’s initial public offering. Subsequent to the commencement of the initial public offering process, the Company reevaluated the fair value of its Series C convertible preferred stock as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C convertible preferred stock. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders’ equity. The deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

         On November 17, 2000, the Company completed an initial public offering of 7,475,000 shares of its common stock, including 975,000 shares for the exercise of the underwriters’ over-allotment option. Concurrent with the initial public offering, all of the 11,501,666 shares of convertible preferred stock outstanding automatically converted into common stock at a one-to-one ratio. The Company received net proceeds of $50.8 million from its initial public offering, net of $5.3 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

         On February 13, 2002, the Company completed a public offering of 3,450,000 shares of its common stock, including 450,000 shares for the exercise of the underwriters’ over-allotment option. The Company received net proceeds of $31.9 million from this public offering, net of $2.6 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

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

Note 9: Stockholder Rights Plan

         In August 2001, the Company adopted a Stockholder Rights Plan designed to ensure that the Company’s stockholders receive fair and equal treatment in the event of an unsolicited attempt to take control of the Company and to deter coercive or unfair tactics by potential acquirers. The Stockholder Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company’s outstanding common stock without the approval of the Company’s Board of Directors. Under the Stockholder Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on August 27, 2001. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for an exercise price of $70.00 per share. The rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company’s common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase upon the payment of the exercise price a number of shares of the Company’s common stock having a value of two times the exercise price. If the Company is not the surviving entity in a merger or stock exchange, or 50% or more of the Company’s assets or earning power are sold in one or more related transactions, each right would entitle the holder thereof to purchase for the exercise price a number of shares of common stock of the acquiring company having a value of two times the exercise price. The rights expire on August 2, 2011.

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

         In August 2001, the Company entered into a collaboration agreement with Vertex Pharmaceuticals Incorporated to discover and develop small molecule drugs directed at two specific targets in the phosphatase protein family. Under this agreement, Vertex will provide the Company with an up-front fee and research funding over three years. The Company will be responsible for the initial drug discovery, including lead generation and lead optimization. Vertex will be responsible for all aspects of clinical development and commercialization, and the Company is entitled to receive clinical milestone payments. If products are commercialized as a result of this collaboration, the Company is also entitled to additional milestone payments. These milestones, if earned, would be paid on an annual basis for a defined term and are tied to predetermined sales levels.

         In August 2001, the Company entered into a new drug discovery collaboration agreement with ICOS Corporation to discover and develop small molecule drugs directed at two specific disease targets containing the I-Domain allosteric site, or IDAS, structural motif. IDAS-targeted drugs regulate function of the target proteins through a novel allosteric mechanism. ICOS has identified key structural features of proteins containing the IDAS motif that will be exploited by the Company’s scientists to systematically produce drugs against targets of this class. Under the terms of this agreement, ICOS will provide the Company with research funding over two years. The Company and ICOS scientists will collaborate in all aspects of lead generation and lead optimization. ICOS will be responsible for clinical development and commercialization. The Company is entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

         In October 2001, the Company entered into a compound library agreement with Pfizer Inc, which expires October 2003, to provide non-exclusive access on a per-compound fee basis to compounds in the Company’s Lead Generation Libraries for Pfizer’s internal lead generation efforts. Pfizer has the option to gain exclusive rights to compounds upon payment of either a one-time activation fee or annual fees. The Company retains all ownership of the intellectual property rights to the compounds and to its Lead Generation Libraries as well as any inventions made by its scientists working under this agreement. This agreement is terminable only upon breach or insolvency of a party.

         The Company entered into a research and license agreement with Amgen Inc., in October 2000. Under this agreement, the Company granted Amgen an exclusive license to one of its proprietary research programs, and initiated joint research on potential drug candidates targeting PTP-1B, a target for diabetes. In November 2001, Amgen initiated a new drug discovery program with the Company, which replaced the PTP-1B program. The Company retained all rights to the existing PTP-1B program. Under the new program, Amgen will pay the Company an up-front fee and fees based on the number of its scientists working on the research phase of the agreement. The Company is also entitled to receive success payments based on the attainment of certain milestones.

         In March 2002, the Company entered into a drug discovery collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. to create small molecule therapeutics against a proprietary Japan Tobacco target. Japan Tobacco will pay fees to the Company based on the number of Company scientists working on the research phase of the agreement. The Company is entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

         In March 2002, the Company entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. The Company will work exclusively with Aptus on a select number of GPCR targets and will provide Aptus access to its Lead Generation Libraries in exchange for common stock in Aptus. The Company will use the Array Discovery Platform to optimize leads resulting from the collaboration, and will receive research funding and be entitled to milestones and royalties based on development and commercial success. The Company will have the option to jointly fund, develop and own a limited number of leads identified by this collaboration. In addition, the Company has agreed to make an investment in Aptus preferred stock of up to $1.5 million subject to specific conditions, including a favorable due diligence review by the Company, which must be met prior to December 31, 2002. At this time, none of these conditions have been satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, our ability to create successful drug candidates, and our ability to attract and retain experienced scientists and management and the risk factors contained in the Final Prospectus filed by Array with the Securities and Exchange Commission on February 12, 2002. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

         Array BioPharma is a drug discovery company creating small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use an integrated set of drug discovery technologies, which we call the Array Discovery Platform, to invent small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and to build our own pipeline of proprietary drug candidates.

         We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of March 31, 2002, we had an accumulated deficit of $23.7 million.

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

         We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential to become drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, seven of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and seven of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Three of our collaboration agreements provide for an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days prior notice. During November 2001, we earned our first milestone payment from ICOS Corporation with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

         We have increased the number of our collaboration agreements, which has diversified our revenue base. During the nine months ended March 31, 2002, Pfizer Inc., ICOS Corporation, Eli Lilly and Company and Merck & Co., Inc. accounted for 22%, 16%, 14% and 12%, respectively, of our total revenue. During fiscal year 2001, ICOS, Eli Lilly and Merck accounted for 24%, 24% and 12%, respectively, of our total revenue.

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

         We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% of our total revenue during both fiscal years 2000 and 2001 and 13% for the first nine months of fiscal year 2002. The majority of our international revenue was attributed to European sales in the fiscal year 2000 and to Japanese sales in the fiscal year 2001. During the first nine months of fiscal year 2002, international revenue was attributed to both European and Japanese sales. All of our collaboration agreements and purchase orders are denominated in United States dollars.

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

Deferred Stock Compensation

         During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $13.1 million. We recorded compensation expense related to stock option grants of $1.1 million for fiscal year 2000, $4.7 million for fiscal year 2001 and $1.9 million for the nine months ended March 31, 2002. As of March 31, 2002, we had a total of $5.4 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through March 31, 2002, as follows: approximately $588,000 during the remainder of fiscal year 2002; $2.4 million in fiscal year 2003; $2.3 million in fiscal year 2004; and approximately $183,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may include a partial cash component in addition to stock-based compensation.

Deemed Dividend upon Issuance of Convertible Preferred Stock

         On August 31, 2000, we issued 1,666,667 shares of our Series C convertible preferred stock at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. All outstanding shares of Series C convertible preferred stock converted on a one-for-one basis into shares of common stock upon the effectiveness of our initial public offering. Subsequent to the commencement of the initial public offering process, we reevaluated the fair value of our Series C convertible preferred stock as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on the Series C convertible preferred stock. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders’ equity. The deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

Results of Operations

Nine Months Ended March 31, 2002 and 2001

         Revenue. Total revenue increased to $25.1 million for the nine months ended March 31, 2002, up 121% from $11.3 million in the same period of the prior year. This increase was primarily the result of $7.0 million of additional revenue generated from our lead optimization collaborations with ICOS, Vertex, Takeda, Amgen Inc. and Eli Lilly, and our custom library collaboration with Merck. In addition, subscriptions to our Lead Generation Libraries and sales of our Optimer building blocks increased by $6.5 million for the nine months ended March 31, 2002, compared to the same period in the prior year. This increase was primarily attributed to our shipment of $5.5 million of Lead Generation Libraries and Optimer building blocks to a single major pharmaceutical company.

         Cost of revenue. Cost of revenue increased to $14.8 million for the nine months ended March 31, 2002, from $9.1 million in the same period of the prior year. This increase reflects the increased cost to support our revenue growth over the same period. The cost increase was primarily attributed to recruiting and relocating additional scientific staff along with associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

         Research and development expenses. Research and development expenses increased to $9.7 million for the nine months ended March 31, 2002, from $6.0 million in the same period of the prior year. The increase in research and development expenses was primarily attributed to expanded research efforts for our Lead Generation Libraries, custom library collaborations and our own proprietary drug discovery efforts. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

         Selling, general and administrative expenses. Selling, general and administrative expenses totaled $5.3 million for the nine months ended March 31, 2002, compared to $6.2 million in the same period of the prior year. After deducting compensation related to stock option grants, selling, general and administrative expenses were $4.7 million for the nine months ended March 31, 2002, up from $3.4 million in the same period of the prior year. This increase was primarily attributed to our increased staffing levels, expanded management, higher relocation expenses and other costs associated with being a publicly traded company.

         Compensation related to stock option grants. Compensation expense related to stock option grants was approximately $1.9 million for the nine months ended March 31, 2002, down from $4.0 million in the same period of the prior year. Compensation expense related to stock option grants was higher in the prior fiscal year period due to options that vested upon the closing of our initial public offering in November 2000. These noncash charges are recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

         Interest income or expense. Interest income decreased by approximately $350,000 during the nine months ended March 31, 2002, over the same period of the prior year primarily due to lower interest rates earned on investments. Interest expense decreased by approximately $501,000 during the nine months ended March 31, 2002 over the comparable periods of the prior year. This decrease resulted from the full repayment in May and June 2001 of all outstanding equipment loan facilities and lines of credit obligations.

Liquidity and Capital Resources

         As of March 31, 2002, cash, cash equivalents and marketable securities totaled $65.0 million compared to $47.7 million at June 30, 2001. Net cash provided by operating activities was approximately $958,000 for the nine-month period ended March 31, 2002, which included a net loss for the same period of $3.6 million, reduced by noncash charges of $5.2 million. For the same period ended March 31, 2001, net cash used in operating activities was $3.1 million which included a net loss for the same period of $9.0 million, reduced by noncash charges of $5.9 million. The improvement in net cash provided by operating activities for the first nine months of fiscal year 2002 over the prior year was primarily a result of the decreased net loss for the period partially offset by higher depreciation charges. The decrease in our net loss for the nine-month period ended March 31, 2002, was attributable to additional collaborations and growth in our total revenue.

         During the nine months ended March 31, 2002, we invested $16.5 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Net sales of marketable securities provided $10.6 million of cash. Financing activities provided $33.1 million of cash consisting of $31.9 million in net proceeds from our public offering and $1.2 million from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan.

         Our future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments and potential future merger and acquisition activity. We believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	the progress of the drug development efforts of our collaborators;

•	our ability to establish and maintain current and new collaboration agreements;

•	the costs involved in enforcing patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals; and

•	the costs of establishing business development and distribution capabilities.

         Future capital requirements will also depend on the extent to which we acquire or invest in other products, technologies and businesses. Until we can generate sufficient levels of cash from our operations to fund the planned investment in our capital equipment and leasehold improvements, which we do not expect to achieve in the foreseeable future, we expect to continue to use our existing cash and marketable securities resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure you that we will be successful in obtaining collaboration agreements, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

         In February 2002, the Company entered into a lease agreement for a building adjacent to its current Longmont, Colorado facility. The lease contains an annual commitment of approximately $300,000 and a term of six years. No other significant operating leases were executed during the current fiscal year.

         In March 2002, the Company entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. In connection with entering into that agreement, the Company has agreed to make an investment in Aptus preferred stock of up to $1.5 million subject to specific conditions, including a favorable due diligence review by the Company, which must be met prior to December 31, 2002. At this time, none of these conditions have been satisfied.

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

On November 22, 2000, the Company closed the sale of 6,500,000 shares of its Common stock, par value $0.001 per share, in its initial public offering (the “IPO”), and on December 4, 2000, the Company closed the sale of an additional 975,000 shares of its Common Stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-45922) filed by the Company was declared effective by the Securities and Exchange Commission on November 16, 2000.

There has been no material change in the planned use of proceeds as described in the Company’s final prospectus. As of March 31, 2002, the Company has used $42.7 million of the net proceeds from the IPO for collaboration opportunities, the improvement and expansion of its facilities including new laboratory space and equipment to support the growth of its operations, the recruitment and hiring of additional personnel, particularly related to expansion of research and development efforts and collaboration agreements and the repayment of the Company’s indebtedness.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 11, 2002.

(b)	Reports on Form 8-K The Company filed a Current Report on Form 8-K dated January 15, 2002 to file the following documents as exhibits; an agreement for the supply of compounds, a research agreement and the form of purchase order for the purchase of chemical compounds and building blocks. On February 6, 2002, the Company filed a Current Report on Form 8-K/A to amend certain exhibits filed in the previous Form 8-K described above.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: May 13, 2002	By:	/s/ Robert E. Conway Robert E. Conway Chief Executive Officer

Dated: May 13, 2002	By:	/s/ R. Michael Carruthers R. Michael Carruthers Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 11, 2002.