Form 10-K
period 2002-06-30
ARRAY BIOPHARMA INC
filed 2002-09-30
CIK 1100412

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission File Number: 000-31979

Array BioPharma Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	84-1460811 (I.R.S. Employer Identification No.)

3200 Walnut Street, Boulder, Colorado 80301
(Address of principal executive offices)

(303) 381-6600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of August 30, 2002 was approximately $180,362,084. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

        As of August 30, 2002, the registrant had 27,545,100 shares of common stock, par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Registrant's definitive Proxy Statement, which will be filed on or before October 1, 2002 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on October 31, 2002 is incorporated by reference into Part III of this Report.

        This annual report filed on form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below under the heading "Risk Factors" and elsewhere in this annual report. We are providing this information as of September 27, 2002. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

RISK FACTORS

Risks Related to Our Business

WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

        We are at an early stage of executing our business plan, and we have a limited history of offering our drug discovery capabilities. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2002, we had an accumulated deficit of $24.6 million. We had net losses of $4.5 million, $10.6 million and $5.1 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. We may continue to incur operating and net losses, due in part to anticipated increases in expenses for research and development, expansion of our personnel and our business development capabilities, and acquisitions of complementary businesses and technologies. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

OUR BUSINESS IS DEPENDENT UPON THE EXTENT TO WHICH THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COLLABORATE WITH DRUG DISCOVERY COMPANIES FOR ONE OR MORE ASPECTS OF THEIR DRUG DISCOVERY PROCESS.

        We are highly dependent on pharmaceutical and biotechnology companies continuing to collaborate with outside companies to obtain drug discovery expertise and on their willingness to spend significant funds on research and development. Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to expand or continue drug discovery collaborations to enhance their research and development process is based on several factors, such as their ability to hire and retain qualified scientists, the resources available for entering into drug discovery collaborations, the spending priorities among various types of research activities and their policies regarding the balance of research expenditures versus cost containment. Any of these factors could cause our revenue to decline. In addition, our ability to convince these companies to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

  •
  provide scientists and technologies that are of the highest caliber;

  •
  develop drug discovery technologies that will result in the identification of higher quality drug candidates;

  •
  achieve intended results in a timely fashion, with acceptable quality and at an acceptable cost; and

  •
  design, create and manufacture sufficient quantities of our chemical compounds for our collaborators.

        The importance of these factors varies from company to company, and although we believe we currently address them for our collaborators, we may be unable to meet any or all of them for some of our collaborators in the future. Even if we are able to address these factors, these companies may still decide to perform these activities internally or with other companies that provide drug research and development expertise similar to ours.

BECAUSE WE RELY ON A SMALL NUMBER OF COLLABORATORS FOR A SIGNIFICANT PORTION OF OUR REVENUE, IF ONE OR MORE OF OUR MAJOR COLLABORATORS TERMINATES OR REDUCES THE SCOPE OF THEIR AGREEMENT WITH US, OUR REVENUE MAY SIGNIFICANTLY DECREASE AND OUR RESULTS OF OPERATIONS MAY BE HARMED.

        A relatively small number of collaborators account for a significant portion of our revenue. During the fiscal year ended June 30, 2002, revenue from, ICOS Corporation, Pfizer Inc, Merck & Co., Inc. and Eli Lilly and Company accounted for 17%, 16%, 15% and 14%, respectively, of our total revenue. One of our agreements with Merck is terminable upon payment of a termination fee; one of our agreements with ICOS terminates as early as July 2003; our agreement with Eli Lilly terminates in March 2005, or earlier upon payment of a termination fee; and our agreement with Pfizer expires in October 2003. We expect that revenue from a limited number of collaborators will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 30 to 90 days' notice for a number of reasons or, in some cases, for no reason. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may decrease.

WE MAY FAIL TO EXPAND COLLABORATOR RELATIONSHIPS.

        One of our business strategies is to continue to expand our existing collaborator relationships across the full spectrum of the Array Discovery Platform. The number of large pharmaceutical and biotechnology companies that could potentially use our capabilities is limited. As a result, we must expand our existing collaborator relationships in order to maximize our potential revenue. However, we may not be able to expand these existing relationships. We currently provide our drug discovery capabilities to 160 companies, and only 20 of them have chosen to expand their relationship with us to additional types of collaborations.

WE MAY NOT SUCCESSFULLY DEVELOP A DRUG CANDIDATE THAT BECOMES A COMMERCIALLY AVAILABLE DRUG OR ENTER INTO ADDITIONAL COLLABORATIONS THAT ALLOW US TO PARTICIPATE IN THE FUTURE SUCCESS OF OUR PROPRIETARY DRUG CANDIDATES THROUGH MILESTONE, ROYALTY AND/OR LICENSE PAYMENTS.

        One of our business strategies is to create our own proprietary drug candidates and collaborate with a partner for co-development and commercialization, allowing us to earn milestone, royalty and/or license payments. Our proprietary drug discovery program is in its early stage of development and unproven. We have received limited license fees, one milestone payment and limited royalties to date. Although we have expended, and continue to expend, time and money on internal research and development programs, we may not be successful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive additional milestone, royalty and/or license payments. Even if we are able to negotiate additional collaborations, we have not, and may never discover drug candidates that ultimately lead to a commercially viable drug.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE EXPERIENCED SCIENTISTS AND MANAGEMENT WE NEED TO COMPETE IN THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY.

        We have 245 full-time employees as of June 30, 2002, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to attract new collaborators and retain, renew and expand existing collaborations, depends on our ability to hire and retain scientists with the skills necessary to provide appropriate drug discovery expertise.

Competition for experienced scientists is intense. We compete with pharmaceutical and biotechnology companies, including our collaborators, medicinal chemistry outsourcing companies, contract research companies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or management or in retaining or motivating our existing personnel. The shortage of experienced scientists, and other factors, may lead to increased recruiting, relocation and compensation costs for such scientists, which may exceed our expectations and resources. These increased costs may reduce our profit margins or make hiring new scientists impractical.

        Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Robert E. Conway, our Chief Executive Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; Dr. Anthony D. Piscopio, our Vice President, Chemistry and Director, Process Chemistry; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with all of the above personnel that are terminable upon 30 days' prior notice. If we cannot attract and retain qualified scientists and management, we will not be able to continue to provide or expand our drug discovery offerings.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MANAGE OUR GROWTH.

        We began operations in 1998 and have grown rapidly since inception. We expect to continue to experience growth in the number of our employees and the scope of our operations. Growth in our operations continues to place significant strain on our systems and operational, human and financial resources. Our ability to compete effectively will depend, in large part, on our ability to expand, improve and effectively use our operating, management, business development and financial systems to accommodate our expanded operations. The physical expansion of our facilities to accommodate future growth may lead to significant costs and may divert management and business development resources. If we fail to effectively anticipate, implement or manage the changes required to sustain our growth, we may not be able to compete successfully.

WE MAY NOT BE ABLE TO ACCELERATE THE DRUG DISCOVERY PROCESS.

        One of our business strategies is to accelerate the drug discovery process to identify drug candidates using the Array Discovery Platform. It is uncertain whether we will be able to make the drug discovery process more efficient or create higher quality drug candidates. Our ability to accelerate the drug discovery process depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

WE MAY NOT BE ABLE TO MEET THE DELIVERY AND PERFORMANCE REQUIREMENTS SET FORTH IN OUR COLLABORATION AGREEMENTS.

        In order to maintain our current collaborator relationships and to meet the performance and delivery requirements in our agreements, we must be able to provide drug discovery capabilities at appropriate levels, with acceptable quality and at an acceptable cost. Our ability to deliver the drug discovery capabilities we offer to our collaborators is limited by many factors, including the difficulty of the chemistry and biology, the lack of predictability in the scientific process and the shortage of qualified scientific personnel. In particular, a large portion of our revenue depends on producing collections of chemical compounds, which requires a high rate of production. Some of our collaborators can influence the time at which we provide our drug discovery capabilities under their contracts, which could increase our current contractual commitments to provide chemical compounds even further. If we are unable to increase or maintain our current rate of compound synthesis to meet our existing or future contractual commitments, it may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships.

OUR QUARTERLY OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY.

        Sales of our drug discovery capabilities, including our Lead Generation Libraries, typically involve significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, the sales cycles are lengthy and subject to a number of significant risks, including collaborators' budgetary constraints and internal acceptance reviews. In addition, some of our collaborators can influence when we deliver products and perform services under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

        Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. If we do not meet analysts' and/or investors' expectations, our stock price could decline.

WE MAY NOT OBTAIN REGULATORY APPROVAL FOR THE SALE AND MANUFACTURE OF DRUG CANDIDATES THAT WE DEVELOP WITH OUR COLLABORATORS OR ON OUR OWN.

        The development and commercialization of drug candidates for our collaborators and our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. Approval of a drug candidate as safe and effective for use in humans is never certain and these agencies may delay or deny approval of the products for commercialization despite the substantial time and resources required to obtain approvals and to comply with appropriate statutes and regulations. Regulatory agencies may also delay or deny approval based on additional government regulation or administrative action or on changes in regulatory policy during the period of clinical trials in humans and regulatory review. Similar delays and denials may be encountered in foreign countries. None of our collaborators have obtained regulatory approval to manufacture and sell drug candidates owned by us or identified and/or developed under an agreement with us. If we and/or our collaborators cannot obtain this approval, we may not realize milestone or royalty payments based on commercialization goals for these drug candidates. Even if regulatory approval is obtained, clinical studies may be required after sales of a drug have begun. In addition, the identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials and changes in labeling. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs.

OUR DEVELOPMENT, TESTING AND MANUFACTURE OF POTENTIAL DRUG CANDIDATES MAY EXPOSE US TO PRODUCT LIABILITY LAWSUITS.

        We develop, test and manufacture the precursors to therapeutic drugs generally intended for use in humans. Our drug discovery activities that result in the future manufacture and sale of drugs by our collaborators expose us to the risk of liability for personal injury or death to persons using these drugs. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $2.0 million per occurrence and in the aggregate, which we believe is customary in our industry. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain insurance policies at acceptable costs or at all.

IF OUR USE OF CHEMICAL AND HAZARDOUS MATERIALS VIOLATES APPLICABLE LAWS OR REGULATIONS OR CAUSES PERSONAL INJURY, WE MAY BE LIABLE FOR DAMAGES.

        Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the U.S. Department of Transportation, the U.S. Drug Enforcement Agency, the U.S. Department of Energy, the Colorado Department of Public Health and Environment, and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be liable for any damages that result, and any such liability could exceed our resources and disrupt our business.

OUR cGMP FACILITY AND PRACTICES MAY FAIL TO COMPLY WITH FDA REGULATIONS OR COLLABORATOR REQUIREMENTS.

        All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with current good manufacturing practices (cGMP) as established by the FDA. We have completed construction of a cGMP manufacturing facility and are validating this capability for compliance with FDA regulations. Once the facility and our cGMP practices are validated, they would be subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements of our collaborators, which may exceed FDA requirements. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

OUR OPERATIONS COULD BE INTERRUPTED BY DAMAGE TO OUR SPECIALIZED LABORATORY FACILITIES.

        Our operations are dependent upon the continued use of our highly specialized laboratories and equipment in Boulder and Longmont, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these areas is extremely limited, and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our collaborators. We maintain business interruption insurance in the amount of $12.0 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators' needs in a timely manner could create.

OUR COLLABORATORS MAY RESTRICT OUR USE OF SCIENTIFIC INFORMATION.

        Our ability to improve the efficiency of drug discovery by, among other things, developing an effective database designed to predict chemical compound interactions with targets, depends in part on our generation and use of information that we derive from performing these services and that is not proprietary to our collaborators. However, our collaborators may not allow us to use this information with others, such as the general interaction between chemical compounds and targets that we generate when performing drug discovery services for them. Without the ability to use this information, we may not be able to develop a database, which may limit our ability to improve the efficiency of the drug discovery services we provide.

THE ABILITY OF OUR STOCKHOLDERS TO CONTROL OUR POLICIES AND EFFECT A CHANGE OF CONTROL OF OUR COMPANY IS LIMITED, WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

        There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These include the following provisions in our certificate of incorporation:

  •
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

  •
  our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

        In addition, our board of directors approved on August 2, 2001, a Rights Agreement, which could deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding common stock. We are also subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock.

Risks Related to Operating in Our Industry

THE CONCENTRATION OF THE PHARMACEUTICAL INDUSTRY AND ANY FURTHER CONSOLIDATION COULD REDUCE THE NUMBER OF OUR POTENTIAL COLLABORATORS.

        We believe there are a limited number of large pharmaceutical companies and these companies represent a significant portion of the market for our capabilities. The number of our potential collaborators could decline even further through consolidation among these companies. If the number of our potential collaborators declines even further, they may be able to negotiate price discounts or other terms that are unfavorable to us.

CAPITAL MARKET CONDITIONS MAY REDUCE OUR BIOTECHNOLOGY COLLABORATORS' ABILITY TO FUND RESEARCH.

        Traditionally, many biotechnology companies lacking profitability funded their research and development expenditures through raising capital in the equity markets. Declines in these markets have severely restricted raising new capital in the past two years and may begin to affect these companies' ability to continue to expand or fund existing research and development efforts. If our current or future biotechnology collaborators are unable to raise sufficient capital to fund research and development expenditures, we may not be able to expand or maintain current revenues.

HEALTH CARE REFORM COULD REDUCE THE PRICES PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES CAN CHARGE FOR DRUGS THEY SELL WHICH, IN TURN, COULD REDUCE THE AMOUNTS THAT THEY HAVE AVAILABLE TO RETAIN OUR SERVICES.

        We generate a majority of our revenues from contracts with pharmaceutical and biotechnology companies. We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn profits on the drugs they market to devote substantial resources to the research and development of new drugs. Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. Such laws may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs, which could reduce the amount of services that we perform and our resulting revenues.

THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY HAS A HISTORY OF PATENT AND OTHER INTELLECTUAL PROPERTY LITIGATION, AND WE MAY BE INVOLVED IN COSTLY INTELLECTUAL PROPERTY LAWSUITS.

        The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits will likely continue. Because we produce and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar capabilities or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, whether we win or lose. The cost of such litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including triple damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

THE INTELLECTUAL PROPERTY RIGHTS WE RELY ON TO PROTECT THE TECHNOLOGY UNDERLYING OUR TOOLS AND TECHNIQUES MAY BE INADEQUATE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY OR DEVELOPING COMPETING CAPABILITIES OR TO PROTECT OUR INTERESTS IN OUR PROPRIETARY DRUG CANDIDATES.

        Our success will depend in part on our ability to protect patents or maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. In addition, one of our business strategies is to develop our own proprietary drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of these drug candidates. In order to protect our rights to our proprietary drug candidates, we must obtain and maintain the intellectual property rights to such drug candidates. We currently have four issued patents and nine patent applications on file in the United States, including one that has been allowed. We are also pursuing limited patent coverage in foreign countries. Any patents that we may own or license now or in the future may not afford meaningful protection for our technology and tools. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. In addition, other companies may challenge our patents and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license the technology from third parties. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on similar technology that is not covered by our patents.

        In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY IS HIGHLY COMPETITIVE, AND WE COMPETE WITH SOME COMPANIES THAT OFFER A BROADER RANGE OF CAPABILITIES AND HAVE BETTER ACCESS TO RESOURCES THAN WE DO.

        The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the development and production of chemistry discovery capabilities. Our major competitors are medicinal chemistry outsourcing companies, including Albany Molecular Research Inc., ArQule, Inc., Discovery Partners International, Inc., and Evotec OAI; and drug discovery companies, including 3-Dimensional Pharmaceuticals, Inc., Gilead Sciences, Inc., Tularik Inc., and Vertex Pharmaceuticals Incorporated. Some of our competitors offer a broader range of capabilities and have greater access to financial, technical, scientific, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or technologies, thereby rendering our technologies obsolete or uneconomical. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Risks Related to Our Stock

OUR OFFICERS AND DIRECTORS WILL HAVE SIGNIFICANT CONTROL OVER US AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OUR STOCKHOLDERS.

        At June 30, 2002, our directors and officers beneficially owned or controlled approximately 24% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring shareholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

BECAUSE OUR STOCK PRICE MAY BE VOLATILE, OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES.

        The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. In addition, during the past 12 months, the stock market in general, and the stocks of life sciences companies in particular, have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

PART I

Item 1. Business

Overview of Array's Business

        We are a drug discovery company creating new small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use the Array Discovery Platform, our integrated set of drug discovery technologies, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and to build our own pipeline of proprietary drug candidates.

        The drug industry is experiencing revolutionary change fueled by genomics and by the tremendous progress in the biological understanding of disease. Historically, a key bottleneck in the development of new drugs has been the identification of targets, which are proteins that may play a role in disease. However, recent advances in genomics and biology have resulted in the identification of thousands of new potential targets. As a result of the proliferation of new targets, we believe the drug research and development bottleneck is shifting from the identification of new targets to the creation of safe and effective new small molecule or protein-based therapeutics.

        Small molecule drugs are invented by chemists and are generally taken as a pill, as opposed to protein-based therapeutics which are generally given by injection. We believe small molecule drugs have inherent advantages over protein-based therapeutics, including a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and patient preference for a pill over an injection. Although a high proportion of biotechnology research has historically been devoted to protein-based therapeutics, approximately 88% of the top 200 prescription drugs, based on worldwide sales in 2001, are small molecule drugs. Accordingly, we believe that there will be increased emphasis on small molecule drug discovery in the biotechnology industry.

        Our aim is to be the industry leader in small molecule drug discovery by utilizing the Array Discovery Platform to efficiently create high-quality drug candidates. Early in the drug discovery process, our scientists use the Array Discovery Platform to engineer into a drug candidate desirable drug characteristics, such as improved potency, specificity and dosing regimen and reduced side effect profile. We believe that the early optimization of superior drug characteristics will reduce the failure rate of drug candidates, thus increasing research productivity.

        To capitalize upon opportunities in drug discovery, we believe that an experienced scientific team with a track record of success in drug discovery is crucial. Accordingly, we have grown our staff to 245 full-time employees as of June 30, 2002, including 179 scientists, of whom 110 have Ph.D.s and 85 have experience at large pharmaceutical or biotechnology companies. Members of our scientific staff have contributed during their careers to more than 20 Investigational New Drug applications, or INDs, and are inventors on over 200 drug-related patents and patent applications and are authors on over 1,100 scientific publications. Additionally, we have increased the laboratory space necessary for our continued growth by securing long-term leases, which will provide a total of 219,000 square feet over the next two years to accommodate up to 350 scientists.

        Achievements. Our fiscal 2002 achievements include:

  •
  Increasing revenues by 106% to $35.1 million compared to $17.0 million in fiscal year 2001;

  •
  Achieving positive EBITDA of $997,000 for fiscal year 2002, compared to a negative EBITDA of $4.7 million in fiscal year 2001, realizing a $5.7 million improvement. EBITDA is calculated as net loss as reported, minus net interest income, plus depreciation, plus compensation related to stock option grants;

  •
  In collaboration with ICOS Corporation, our first drug discovery agreement resulted in a clinical candidate. In November 2001, ICOS initiated a clinical trial with IC485 and subsequently made a milestone payment to us;

  •
  Initiating success-based collaboration agreements, which include research funding and potential milestone and/or royalty payments, with the following companies: Amgen Inc.; Aptus Pharmaceuticals; ICOS; Japan Tobacco Inc.; Takeda Chemical Industries, Inc.; Syrrx, Inc.; Trimeris, Inc.; and Vertex Pharmaceuticals Incorporated;

  •
  Tripling the investment in Array's proprietary research to $5.5 million, compared to $1.6 million in the prior year. We advanced three internal drug discovery programs into lead optimization. These programs are focused on the kinase family of protein targets for inflammation and oncology indications;

  •
  Expanding our access to novel targets for Array's proprietary research through a joint development program with Callisto Pharmaceuticals Inc. The program brings together Callisto's expertise in identifying important targets and the Array Discovery Platform. The parties will jointly own and fund the research and development of products that result from this agreement; and

  •
  Completing construction of our current Good Manufacturing Practices (cGMP) manufacturing facility, which will allow us to produce cGMP compliant compounds for Phase I clinical testing. We are validating this capability for compliance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign in the second half of calendar 2002.

        Strategy. Our objective is to build the industry's premier drug discovery company by:

  •
  Continuing to enhance the Array Discovery Platform by developing novel tools and implementing new technologies to be the industry's most efficient inventor of small molecule drug candidates;

  •
  Identifying drug candidates in collaboration with leading pharmaceutical and biotechnology companies, where we receive research funding and share in the success we create through potential milestone and royalty payments; and

  •
  Using the Array Discovery Platform to build our own pipeline of proprietary drug candidates, which we intend to continue to license for co-development and commercialization with partners.

Drug Discovery and Development

        Drug discovery and development is the process of creating and evaluating drugs for the safe and effective treatment of human disease. Today, this process requires biological, chemical and informatics expertise. The role of biology in drug discovery includes understanding the mechanism of diseases, identifying potential targets for therapeutic intervention and evaluating potential drug candidates. The role of chemistry in drug discovery is the invention of safe and effective new chemical entities, or drug candidates, to address these targets. The role of informatics in drug discovery is to improve decision-making by identifying and replicating the characteristics of successful drugs, efficiently sharing current knowledge and creating databases to predict future clinical success. Drug discovery and development comprises a number of interrelated disciplines.

        Target identification.    Targets are proteins that may play a fundamental role in the onset or progression of a particular disease. Biologists identify targets against which chemists create drug candidates. Until recently, pharmaceutical researchers were limited to studying approximately 500 biological targets. The number of available biological targets is being vastly expanded through genomics. Pharmaceutical and biotechnology companies are advancing many of these newly identified potential targets into drug discovery. Many other potential targets have yet to be validated, meaning that their roles in causing disease are not completely understood.

        Drug discovery.    Drug discovery includes structural biology, lead generation, lead optimization and process research and development.

  •
  Structural biology. Structural biology is the process of cloning, expressing and purifying protein targets to create information about their functions and how they interact with drug candidates.

  •
  Lead generation. Lead generation is the process of identifying lead molecules that interact with a target with sufficient potency and selectivity to warrant further testing and refinement as possible drug candidates. During lead generation, researchers develop tests, called assays, to screen libraries, or large collections of potential lead compounds, against targets to evaluate their therapeutic value.

  •
  Lead optimization. Lead optimization is the complex, iterative process of refining the chemical structure of a compound to improve its drug characteristics with the goal of producing a preclinical drug candidate. Researchers focus on a number of considerations in optimizing a drug candidate, including the following drug characteristics:

Potency	—	The amount of a drug required to effectively treat the disease; the greater the potency, the smaller the required dose;
Selectivity	—	The extent to which a drug interacts only with the target; enhancing selectivity may lower the probability of harmful side effects;
Toxicity	—	The presence and significance of any harmful side effects;
Metabolism	—	How rapidly the drug works and how long it stays effective; and
Formulation	—	How the drug is administered to patients; for example, orally or by injection.
  •
  Process research and development. In the earlier stages of drug discovery, small, typically milligram quantities of the compound are used. Before a drug candidate can be taken into clinical trials, larger, typically kilogram quantities often must be synthesized. The goal of process research is to streamline the synthesis of larger quantities of the compound by minimizing the number of synthetic steps chemists must perform and reducing the time and cost of production. Once a successful process is developed, batches of compounds produced in accordance with cGMP processes are synthesized for animal and human testing in the preclinical and clinical development phases.

        Preclinical development.    Prior to human clinical testing, a potential drug candidate must undergo extensive in vitro, or laboratory, and in vivo, or animal model, studies to predict human drug safety. These studies investigate toxicity over a wide range of doses and the mechanism by which the drug is metabolized. The objective of preclinical testing is to obtain results that will allow a drug candidate to enter human clinical trials through approval of an IND application by the Food and Drug Administration.

        Clinical development.    Clinical trials, or human tests to determine the safety and efficacy of potential drug candidates, are typically conducted in three sequential phases, although the phases may overlap. Successful clinical trials will result in the filing of a New Drug Application, or NDA, with the FDA in order to obtain approval to market the drug in the United States. Similarly, clinical trials must be conducted and regulatory approvals secured before a drug can be marketed in other countries.

Issues and Opportunities in Drug Discovery

        Inefficiencies in drug discovery and development.    Despite all of the recent technological advances and investment in genomics, biology, chemistry and informatics, drug research and development remains slow, expensive and risky. It is estimated that from 1991 to 2001 annual research and development spending more than tripled, while the number of new drugs approved by the FDA during the ten-year period ended in 2001 only increased by 35% over the ten-year period ended in 1991. We believe this disparity between the increase in research and development spending and the significantly lower increase in approved new drugs indicates the need for improved productivity in the drug discovery process.

        The challenge of turning genomics information from targets into drugs.    The research and development process is experiencing a fundamental change fueled by the revolution in genomics, which has resulted in the identification of many new targets. We believe the resulting proliferation of targets from 500 to between 3,000 and 10,000 has shifted the bottleneck in drug research and development from the identification of new targets to the creation of safe and effective drugs for these targets. We believe the knowledge gained from genomics and biology and the resulting drug discovery bottleneck, coupled with the advantages of small molecule drugs, will lead to a dramatic increase in the investment in small molecule drug discovery.

        Importance of chemistry in the drug discovery process.    The chemical make-up or structure of a drug is the key determinant of its potency, specificity, dosing regimen and side effect profile. Minor modifications in chemical structure can differentiate drugs and determine their success or failure in the marketplace. While targets are used for evaluating the drug characteristics of chemical compounds, chemistry is necessary to invent the composition of the actual drug. Therefore, while the ultimate value of intellectual property associated with newly identified targets is currently unknown, the value of intellectual property associated with drugs invented by chemists is known to be significant.

        Need for additional capacity and improved research productivity within the pharmaceutical industry. The demands for new and improved drugs, coupled with the emerging potential of new targets, have increased competition for qualified chemists. A number of pharmaceutical companies have revealed plans to increase their discovery chemistry capacity over the next five years. Consequently, we believe competition for qualified chemists to fill these positions will continue.

        Need for drug discovery capabilities within the biotechnology industry.    Many biotechnology companies are increasing their focus on creating drugs against their proprietary targets. Historically, they have partnered with pharmaceutical companies to create small molecule drugs. These arrangements have often resulted in biotechnology companies relinquishing much of the potential economic value resulting from their discoveries. Accordingly, several biotechnology companies have announced their intention to build small molecule drug discovery capabilities internally or through acquisitions. We believe they face significant barriers in creating a competitive drug discovery platform, which include: the difficulty of hiring multidisciplinary teams of scientists with drug discovery experience; the significant investment necessary to build and equip specialized laboratories; the difficulty in identifying and integrating acquisition opportunities; and, most importantly, the opportunity cost in time required to build an effective drug discovery capability.

The Array Solution

        Our solution to address the issues and opportunities in drug discovery is the Array Discovery Platform, our integrated suite of drug discovery technologies, which is designed to increase research productivity through creating higher quality drug candidates and lowering clinical attrition rates. This platform includes the pragmatic integration of appropriate drug discovery technologies, enabling research tools and knowledge management through an electronic notebook and predictive computational modeling. We utilize predictive computational modeling to improve experimental design and predict favorable drug characteristics. Our experienced scientists focus on data quality, not quantity, creating superior drug candidates through improved decision-making. We believe we have implemented a unique solution to bridge the gap between target discovery and clinical development and to address the issues and opportunities in drug discovery by:

  •
  Hiring experienced scientists and organizing them into multidisciplinary teams;

  •
  Enhancing the Array Discovery Platform by continuing to develop, acquire and integrate appropriate new technologies that emphasize high quality data generation;

  •
  Creating and utilizing enabling research tools to accelerate the execution of experiments;

  •
  Building knowledge management tools to improve the design of experiments and predict favorable drug characteristics; and

  •
  Identifying lead compounds and designing drug candidates against multiple targets within protein families in a parallel fashion.

        We have assembled a scientific team with experience in both the pharmaceutical and biotechnology industries to implement our solutions. During their careers, these scientists have contributed to more than 20 INDs, and have been inventors on over 200 drug-related patents and patent applications and authors on over 1,100 scientific publications.

Strategy

        Our objective is to become the leading inventor of high-quality drug candidates by building the Array Discovery Platform into the industry's premier drug discovery capability. Our strategies to achieve this objective are as follows:

        Accelerate the creation of high-quality drug candidates.    Our integrated drug discovery approach simultaneously leverages multiple technologies within the Array Discovery Platform to enable our scientists to share knowledge and is designed to improve decision-making across the organization. Our experienced scientists utilize the Array Discovery Platform to invent drug candidates by understanding the complex relationships between chemical structure and desirable drug characteristics. We believe this approach speeds the creation of high-quality drug candidates.

        Become the drug discovery partner of choice.    We provide collaborators with a fully integrated drug discovery capability to create drug candidates against their targets. While collaborators can access individual components of this capability, we intend to continue expanding collaborations across the entire Array Discovery Platform to become the drug discovery partner of choice.

        Invent our own drug candidates.    Our investment in our own proprietary research is intended to enhance the long-term value of our company. We use the Array Discovery Platform to invent our own proprietary drug candidates against known, validated targets and expect to increase our investment in our proprietary research efforts. Our focus is on improving current drug therapies for which we have identified deficiencies. We intend to commercialize these drug candidates by entering into collaborations to co-develop and commercialize these drug candidates with pharmaceutical and biotechnology partners.

        Create a world-class scientific research environment.    We expect to grow our business by continuing to aggressively recruit experienced scientists. Our continued success in recruiting and retaining these scientists depends upon the maintenance of our culture, which emphasizes quality science, innovation and empowerment of our scientists, and our ability to provide industry competitive salaries and equity participation in our company. We are committed to continuous process improvement, implementation of new technologies, shared learning among our scientists and innovative organizational design.

        Expand our capabilities through internal development and acquisitions.    We intend to acquire or develop new technologies and capabilities to expand the Array Discovery Platform. We have completed construction of a cGMP manufacturing facility, which will allow us to produce chemical compounds that meet cGMP requirements in quantities for Phase I clinical trials. We are validating this capability for compliance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign in the second half of calendar 2002. In the future, we may acquire additional laboratory sites to meet future needs and better attract scientific talent.

The Array Discovery Platform

        The Array Discovery Platform includes the following capabilities:

        Structural biology.    Our experienced biology teams are creating a better understanding of how small molecule drugs interact with targets. These teams clone, express and purify related families of protein targets across multiple therapeutic areas to gain insights into their function. X-ray crystallography and computational modeling are used to define the three-dimensional structures of these proteins. This process provides valuable information about the interactions between leads and targets.

        High throughput screening.    We develop our own assays or format assays supplied by a collaborator for high throughput screens and can screen up to 100,000 compounds per week. These assays are then used to screen against tens of thousands of small molecule compounds to obtain quantitative measures of drug quality. We also screen selected compounds against metabolism and toxicology assays both to establish quality and to populate our predictive databases. Our computational and medicinal chemists then mine this information to design focused libraries of small molecule drug candidates. This approach is designed to accelerate the discovery process by taking advantage of the similarities within target families.

        Predictive informatics.    Predicting drug characteristics, such as potency, dosing frequency and potential side effects, requires powerful data mining and management tools. Our informatics teams comprise computational chemistry, scientific computing and medicinal chemistry experts who work together to increase the probability of creating a successful drug. Our proprietary software enables our scientists to search databases of existing drugs, to generate novel predictive databases and to create modeling programs designed to better forecast drug characteristics. In addition, we use an electronic notebook to allow our scientists to collect and access information directly in the laboratory and throughout the organization. We believe the integration of these technologies improves scientific decision-making, resulting in higher quality drug candidates.

        Lead generation.    Our lead generation teams create and identify chemical compounds that demonstrate desirable drug characteristics when screened against a target. Compounds that warrant further testing and refinement as potential drug candidates are called leads.

      Optimer building blocks

        We believe that chemists can create high value compounds more rapidly by using quality building blocks and automated chemical synthesis techniques. We recognize that a constraint in drug discovery is the availability of these high quality building blocks. Our chemists have used our proprietary software, RADICAL, and their experience in assessing drug-relevant chemical structures to design a series of building blocks with desirable drug-relevant properties. These building blocks are added to a core chemical structure, or a scaffold, during compound synthesis and are an important component of our overall drug discovery strategy. We produce primary building block sets for construction of our Lead Generation Libraries. We then use sets of complementary secondary building blocks for creating focused libraries to determine structure activity relationships, or SARs, in lead optimization programs.

      Lead Generation Libraries

        A critical rate-limiting step in the drug discovery process is the availability of high-quality compound libraries that have been designed for screening specifically against important target classes and for subsequent rapid lead optimization. We believe that the production of large compound libraries, by itself, has limited value for creating high-quality leads. Instead, we design our libraries so that any leads require less optimization. We believe this approach will result in clinical candidates with a greater likelihood of clinical success.

        We design our libraries according to the following criteria:

  •
  Biologically-relevant diversity. We have established specific computational parameters to define the diversity of our compound libraries. Our proprietary informatics tools categorize how changes in chemical structure correlate with the biological activity of known drugs and use this information to define our diversity parameters. Libraries can be constructed to optimize diversity and therefore maximize the information provided by each library compound.

  •
  Capture full patent potential. Our scientists maximize the number of distinct three-dimensional drug-like shapes, or pharmacophores, during library design. This approach is designed to optimize the number of discrete, patentable compound sets within a library, with the goal of identifying the key structural features of drug-target interactions.

  •
  Target-directed chemical scaffolds. Our chemists create scaffolds designed for disease-related families of targets. We believe this scaffold strategy allows us to increase the probability of finding a high-quality lead for a given target. We attach our novel building blocks to these scaffolds to create our library compounds.

  •
  Drug-relevant building blocks. We use drug-relevant building blocks to synthesize libraries. We design the library to identify the least complex structure that will interact with a target. Any lead generated from our Lead Generation Libraries can be readily optimized through the use of more complex building block sets. These focused libraries provide initial SAR around any lead.

  •
  Optimized chemical synthetic processes for high purity. We invest significant effort in the process design and synthesis of each library to ensure that the compounds generated are highly pure and can be readily optimized. The library undergoes analysis during each stage of its development to ensure the identity of each compound and maintain overall quality.

        We provide chemical compounds from our Lead Generation Libraries to our collaborators under a non-exclusive license for internal research. We also synthesize custom libraries, which we typically offer on an exclusive basis to individual collaborators, focused on specific target families or our collaborators' proprietary scaffolds. We retain all other rights to the compounds in our Lead Generation Libraries, including the right to use these compounds for our internal and collaborative programs, as well as the rights to the synthetic processes used to create these compounds. We create sub-libraries that interact with specific target families, including G-protein coupled receptors, nuclear receptors, enzymes and protein-protein interactions. The majority of all drugs on the market today are aimed at targets within these families.

        Analytical chemistry.    High-purity compounds are critical to the success of high throughput screening strategies in lead generation. In our experience, low-purity compounds result in a higher proportion of false leads, which waste discovery resources. Our analytical chemistry teams use automated instrumentation to evaluate the purity of chemical compounds, analyze the chemical processes used to synthesize these compounds and measure important drug properties. This capability allows for the high throughput analysis and purification of thousands of compounds per week.

        Lead optimization.    Leads that interact with targets may come from several sources, including our libraries, rational drug design, scientific literature and our collaborations or joint ventures. Regardless of the source, we apply the same defined processes to optimize these leads to clinical drug candidates. We first utilize information regarding the three-dimensional structure of the target-lead interaction to design novel sets of compounds with the potential for better potency for synthesis. Next, we use our informatics capability to eliminate certain compounds that are predicted to have poor drug characteristics. We then synthesize, analyze and purify this refined set in a parallel format and screen these compounds in select assays to quantify drug characteristics. An iterative process of making small changes in chemical structure, evaluating the results and engineering improvements into the drug candidate is used to optimize its interaction with a target and refine its drug characteristics.

        Drug metabolism.    When optimizing desirable drug characteristics, it is often critical to determine how drugs are modified by the body at an early stage in the discovery process. We have established a series of assays to identify these metabolic changes. These assays include human liver enzyme assays, cellular assays and assays based upon fluids obtained from animals dosed with the compounds. We measure both the rate at which compounds are metabolized and how they are metabolized using mass spectrometry techniques. We also screen selected compounds in these assays to build drug metabolism databases to help predict clinical success of our future compounds.

        Process research and development.    Our process chemists improve complex synthetic procedures to allow for more efficient scale-up and production of drug candidates. We design proprietary processes to lower the cost and increase the rate at which drug candidates can be synthesized. We believe the experience of our process chemists in resolving complex synthetic problems allows us to rapidly develop new synthetic procedures and to accelerate the development of valuable drug candidates for human testing. Our goal is to apply these skills and this experience to create novel yet efficient processes to synthesize complex molecules.

  •
  Process design and scale-up. Once a potential drug candidate has been identified, it is critical to reach a rapid decision whether to advance the candidate into the clinic. In many cases, lack of an adequate quantity of a specific compound for preclinical testing delays that decision. Our efforts reduce the number of steps in complex medicinal chemistry processes and improve yields to allow for the rapid synthesis and scale-up of preclinical and clinical drug candidates.

  •
  Custom synthesis. Our chemists can undertake challenging syntheses on a custom basis to produce building blocks, complex intermediates and final products in either small scale or bulk quantities. We synthesize compounds both on a proprietary and non-proprietary basis. We have synthesized for a number of collaborators increasingly larger quantities of compounds, to meet their research needs. We intend to create proprietary processes that can be licensed to collaborators as they advance potential drug candidates into clinical trials. We have the capacity to produce lots of up to 10 kilograms.

  •
  cGMP manufacturing. Array's chemists are skilled in rapidly producing the first qualified Active Pharmaceutical Ingredient lot with the goal of ultimately reducing a collaborator's timeline for entering clinical trials. We have completed construction of a cGMP manufacturing facility, which will allow us to produce chemical compounds that meet cGMP requirements for Phase I clinical testing. We are validating this capability for compliance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign in the second half of calendar 2002. This capability features a facility with three cGMP kilo-labs, including 100-liter equipment, and will allow us to manufacture and qualify analytical reference standards and impurities.

        We believe the Array Discovery Platform, our integrated approach to drug discovery, enables both our collaborators and our internal discovery teams to create higher quality drugs more quickly and less expensively.

Proprietary Drug Discovery

        We use the Array Discovery Platform to invent our own proprietary drug candidates. We plan to co-develop and commercialize these drug candidates in partnership with pharmaceutical and biotechnology companies. Our pragmatic chemical-proteomics approach is designed to increase research productivity by taking advantage of the similarities in drug design strategies for related targets within a protein family. We identify and access disease-associated targets through publicly available human genomics information and scientific literature as well as through collaborations and joint ventures. These protein families will typically have similar three-dimensional structures and related biological function and/or enzymatic activity. More importantly, the experimental design expertise required to create drugs against a given target is captured and replicated against the entire target family. In parallel, we synthesize focused compound libraries, which are designed to interact with targets within a family. By screening these libraries against several targets within a family, we seek to generate multiple leads with desirable drug characteristics. Our scientists then optimize the drug characteristics of these leads to provide clinical development candidates.

        Our multidisciplinary project teams focus on biologic functions, or pathways, that have been validated as important to the treatment of human disease. We are currently working on a number of target families, including cytokine receptors, kinases, proteases and G-protein coupled receptors, which are important targets for the treatment of arthritis, diabetes, Alzheimer's disease and cancer. We have identified proprietary lead series against certain kinases that regulate Tumor Necrosis Factor, or TNF, biosynthesis useful for the treatment of rheumatoid arthritis. We have also identified proprietary lead series against certain kinases that regulate cellular proliferation for the treatment of cancer. In addition, we have proprietary X-ray crystallographic structural data involving a small molecule bound to the Interleukin 1 receptor. This information may facilitate the creation of new oral treatments for arthritis. In each case, drugs that affect these targets have shown efficacy in human clinical trials or animal models of human disease. However, they have significant deficiencies related to mode of delivery, dosing frequency or side effect profile that may limit their use.

        Once we have qualified a valuable lead through secondary screening, or have created a significant intellectual property position, we will seek to maximize its risk-adjusted value by advancing the research program independently as far as Phase I clinical testing or initiating collaborations earlier with partners for subsequent lead optimization, co-development and commercialization. Our research efforts on specific phosphatase target family members resulted in collaboration agreements with Amgen and Vertex providing an up-front fee, license fees, research funding and/or milestone payments and royalties. At the end of 2001, we regained the rights to the Amgen program while initiating a new research program with Amgen. We expect to enter into future collaborations that may provide similar fees and allow us to participate in the success of potential drug candidates through milestone and royalty payments. With other programs where value is especially high and research progress is rapid, we plan to move selected compounds into Phase I clinical development.

Commercialization

        We intend to maximize the value we capture by focusing our scientific resources on collaborations that use the full breadth of our capabilities and on our proprietary drug programs that enable us to participate in the success of the drug candidates that we create.

        Our intent is to increase revenue by continuing to expand our collaborations across the Array Discovery Platform. We enter into collaborations with pharmaceutical and biotechnology companies and receive fees for each scientist dedicated to these programs. In addition, in a number of our current collaboration agreements we are entitled to up-front fees, milestone payments upon achievement of certain drug discovery objectives and/or royalties based upon sales of products commercialized by our collaborators as a result of these agreements. We also sell or license research tools, including our

Optimer building blocks and our Lead Generation Libraries, on a non-exclusive basis to multiple collaborators, creating a recurring revenue stream.

        We create proprietary drug candidates with the intent of furthering their development and increasing their potential commercial value through collaborations with biotechnology or pharmaceutical partners. In the future, we may choose to advance certain drug candidates as far as early clinical development before entering into a collaboration agreement to maximize the value we retain. As we advance candidates, we will seek collaborations that provide us with an initial licensing fee for exclusive rights to our intellectual property, payments for continued research and down-stream payments that include milestone and/or royalty payments.

Our Collaborators

        A key element of our strategy is to increase the value we provide collaborators by expanding our relationships with them across complementary development efforts. Below, we describe our most significant collaborations:

        Amgen Inc.    In April 2000, Amgen began working with us by purchasing building blocks from our Optimer collection on a non-exclusive basis. In October 2000, we entered into a research and license agreement with Amgen. Under this agreement, we granted Amgen an exclusive license to one of our proprietary research programs and initiated joint research on potential drug candidates targeting PTP-1B, a target for diabetes. In November 2001, Amgen initiated a new drug discovery program with us, which replaced the PTP-1B program. We retained all rights to the existing PTP-1B program. Under the new program, Amgen will pay an up-front fee and fees based upon the number of our scientists working on the research phase of the agreement. We are also entitled to receive success payments based on the attainment of certain milestones.

        Eli Lilly and Company.    In March 2000, we entered into a research agreement with Eli Lilly to form a chemistry-based research collaboration. Under the terms of the agreement, up to 30 of our scientists will provide drug research in collaboration with Eli Lilly scientists on identified Eli Lilly drug discovery projects. We are compensated based upon an annual rate for each full-time equivalent employee working on an Eli Lilly project. Initially, this collaboration focused on certain aspects of our lead optimization chemistry. However, Eli Lilly has since expanded these joint efforts to other aspects of the Array Discovery Platform. Our agreement with Eli Lilly terminates in March 2005, but Eli Lilly may terminate the agreement at any time upon payment of an early termination fee.

        ICOS Corporation.    ICOS was our first drug discovery collaborator and has now taken advantage of the entire Array Discovery Platform. Our first agreement with ICOS, initiated in December 1998, addressed lead optimization of up to four ICOS targets. Under this agreement, our scientists, in collaboration with ICOS' scientists, developed clinical candidates from ICOS' preliminary leads. Based upon the success of this program, ICOS expanded our collaboration in the spring of 1999, by both initiating a second lead optimization program on a separate set of targets and subscribing to our Lead Generation Libraries. In less than one year, our initial collaboration led to the development of a clinical candidate, IC485, for a target called phosphodiesterase 4, or PDE4, for the treatment of inflammatory conditions. To speed the development of this clinical candidate, ICOS chose to access our chemistry process research to refine the production process to produce sufficient quantities for preclinical and early phase clinical testing. In November 2001, ICOS announced the initiation of a Phase I clinical trial for IC485, and we received a milestone payment for the achievement of this objective. We are entitled to additional milestone payments upon the achievement of specific clinical objectives.

        In July 2000, we consolidated and expanded our lead optimization agreements with ICOS into a drug discovery collaboration agreement for lead optimization on undisclosed targets. Under this agreement, ICOS has the exclusive worldwide right to develop and market any products resulting from the collaboration. We are compensated based on an annual rate for each full-time equivalent employee working on an ICOS project and are entitled to milestone payments upon achievement of identified development and commercialization goals for products resulting from the collaboration. In March 2001, we expanded this lead optimization agreement and entered into a compound library agreement with ICOS. The agreement expires in July 2003, and may be terminated upon 90 days' notice by ICOS.

        In August 2001, we entered into an additional drug discovery collaboration agreement to discover and develop small molecule drugs directed at two specific targets containing the I-Domain allosteric site, or IDAS, structural motif. IDAS-targeted drugs regulate function of the target proteins through a novel allosteric mechanism. ICOS has identified key structural features of proteins containing the IDAS motif that will be exploited by our scientists to systematically produce drugs against targets of this class. Under the terms of this agreement, ICOS will provide us with research funding over two years. Our scientists and ICOS' scientists will collaborate in all aspects of lead generation and lead optimization. ICOS will be responsible for clinical development and commercialization. We are entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

        Japan Tobacco Inc.    In March 2002, we entered into a drug discovery collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. to create small molecule therapeutics against a proprietary Japan Tobacco target. Japan Tobacco will fund drug discovery research conducted by us based upon the number of Array scientists working on the research phase of the agreement. We will be entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as royalties on net sales of products derived from the collaborative efforts.

        Merck and Co., Inc.    In May 1999, Merck purchased building blocks from our Optimer collection on a non-exclusive basis. This initial introduction led to an agreement for the exclusive development and supply of custom synthesized compounds for Merck. Building on this relationship, in September 2000, we announced an agreement with Merck for process research, synthesis and supply of custom libraries for Merck's drug discovery programs. We will develop processes for the synthesis of each library in collaboration with Merck scientists and utilize our proprietary high-speed synthesis and parallel purification platforms to create these high-quality libraries. Under the terms of the agreement, which expires in December of 2003, Merck will provide us with research funding as well as payment upon delivery of compounds.

        Pfizer Inc.    In October 2001, we entered into a compound library agreement with Pfizer, which expires October 2003, to provide non-exclusive access on a per-compound fee basis to compounds in our Lead Generation Libraries for Pfizer's internal lead generation efforts. Pfizer has the option to gain exclusive rights to compounds upon payment of either a one-time activation fee or annual fees. We retain all ownership of the intellectual property rights to the compounds and to our Lead Generation Libraries as well as any inventions made by our scientists working under this agreement. This agreement is terminable only upon breach or insolvency of a party.

        Takeda Chemical Industries, Ltd.    In July 2001, we entered into a lead generation collaboration agreement with Takeda to create a series of small molecule drug leads against a proprietary Takeda target. Takeda will pay us fees based upon the number of our scientists working on the research phase of the agreement. We are entitled to receive success payments based upon the attainment of certain development milestones and royalties based upon sales of products resulting from the collaboration.

        Tularik Inc.    In February 1999, Tularik acquired a small subset of our Lead Generation Libraries to evaluate the quality of our libraries. Within three months, Tularik initiated a one-year subscription to all of our Lead Generation Libraries. Six months later, Tularik exercised an option to subscribe to our second-year Lead Generation Libraries. We have also expanded our relationship with Tularik by creating focused libraries for a class of targets called orphan nuclear receptors.

        Vertex Pharmaceuticals Incorporated.    In March 2000, Vertex purchased building blocks from our Optimer collection on a non-exclusive basis. This initial introduction led, in August 2001, to a collaboration agreement to discover and develop small molecule drugs directed at two specific targets in the phosphatase protein family. Under this agreement, Vertex provided us with an up-front fee and will provide research funding over three years. We are responsible for the initial drug discovery, including lead generation and lead optimization. Vertex will be responsible for all aspects of clinical development and commercialization, and we are entitled to receive clinical milestone payments. If products are commercialized as a result of this collaboration, we are entitled to additional milestone payments. These milestones, if earned, would be paid on an annual basis for a defined term and are tied to predetermined sales levels.

        Compound library agreements.    We have entered into agreements with customers, including Tularik in June 1999, which Tularik extended in January 2000, and which expires in January 2003; DuPont in August 2000, which expires in December 2005; Hoffmann-La Roche Inc. in June 2001, which expires in June 2006; and Pfizer in October 2001, which expires October 2003, to provide non-exclusive access on a per-compound basis to compounds in our Lead Generation Libraries for their internal lead generation efforts. These customers have the option to gain exclusive rights to compounds upon payment of either a one-time activation fee or annual fees. We retain all ownership of the intellectual property rights to the compounds and to our Lead Generation Libraries as well as any inventions made by our scientists working under these agreements. These agreements are terminable only upon breach or insolvency of a party.

Business Development

        To date, our business development activities have been conducted primarily through direct customer contact by our senior management and scientists and through customer referrals. Because our collaborators are primarily skilled scientists, we use our scientific expertise to initiate and build strong customer relationships. We have relied upon the services of a consulting company, Transpect, Inc., to aid in our business development efforts in Japan. We market our Optimer building blocks through multiple channels, including targeted mailing of a hard copy catalog and through an Internet catalog. We plan to continue to grow our business development resources.

Research and Development

        Our research and development expenses were $4.0 million in fiscal year 2000, $8.3 million in fiscal year 2001 and $13.7 million in fiscal year 2002. We conduct research and development in the following areas:

          Assay development and high throughput screening automation. We are investing in the development of new assay and high-speed screening technologies to more effectively evaluate potential drug compounds for their therapeutic value, including specificity and metabolism, and to increase our screening capacity.

          Informatics. We are continuing our development of database technology to more effectively capture, organize and link the data generated by our scientists and to make this information more seamlessly accessible for any of our drug discovery efforts. In addition, we continue the development of internal software technologies designed to increase the speed and efficacy of our lead generation and lead optimization chemistry.

          Libraries. We have ongoing projects to develop and refine technologies necessary to create high-quality compound libraries composed of drug-relevant compounds that can be rapidly optimized. Our research is focused in the areas of designing drug-relevant building blocks and scaffolds, maximizing drug-like characteristics of our library compounds, optimizing library synthesis processes and maximizing biologically-relevant compound diversity.

          Internal drug discovery projects. We will continue to invest in internal drug discovery programs intended to create a pipeline of proprietary drug candidates. We intend to co-develop and commercialize any resulting drug candidates through collaborations with pharmaceutical and biotechnology companies.

Competitors

        Competition across the range of our drug discovery focus is currently fragmented. We compete with a number of companies in each of the functional areas of drug discovery that we serve. Our major competitors among medicinal chemistry outsourcing companies include: Albany Molecular Research Inc.; ArQule, Inc.; Discovery Partners International, Inc.; and Evotec OAI. Our major competitors among drug discovery companies include: 3-Dimensional Pharmaceuticals, Inc.; Gilead Sciences, Inc.; Tularik Inc.; and Vertex Pharmaceuticals Incorporated. In addition, we compete with the internal research departments of biotechnology and pharmaceutical companies. Many of these companies, some of which are our collaborators and some of which represent market opportunities for us, are developing or already possess internally the technologies we offer. Academic institutions and other research organizations are also conducting research in areas in which we provide our capabilities, either on their own or through collaborative efforts.

Government Regulation

        In the course of our business, we handle, store and dispose of chemicals and biological samples. We are subject to various federal, state and local laws and regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. These environmental laws generally impose liability regardless of the negligence or fault of a party and may expose us to liability for the conduct of, or conditions caused by, others. We have not incurred, and do not expect to incur, material costs to comply with these laws and regulations.

        Our customers and collaborators are subject to substantial regulation by governmental agencies in the United States and other countries. Virtually all pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Various federal and state laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these pharmaceutical products. This approval process is time-consuming and expensive, and there are no assurances that approval will be granted on a timely basis, or at all. Even if regulatory approvals are granted, a marketed product is subject to continual review.

        All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with current good manufacturing practices (cGMP) as established by the FDA. We have completed construction of a cGMP manufacturing facility, which will allow us to produce cGMP compliant compounds for Phase I clinical testing. We are validating this capability for compliance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign in the second half of calendar 2002. At that time, our cGMP facility will be subject to periodic regulatory inspections to ensure compliance with cGMP requirements. We could also be required to comply with specific requirements or specifications of our collaborators, which may be more stringent than regulatory requirements. If we fail to comply with applicable regulations, the FDA could require us to cease ongoing research or disqualify the data submitted to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

        We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the United States Department of Agriculture, and regulations under other federal, state and local laws.

Intellectual Property

        Our success will depend in part on our ability to protect our proprietary software, potential drug candidates and other intellectual property rights. To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts with collaborators.

        We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions, original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, we may not have an adequate remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competing technologies or reverse-engineer our trade secrets or other technology.

        We have also implemented a patent strategy designed to protect technology, inventions and improvements to inventions that are commercially important to our business. As of September 2002, we have four issued United States patents and nine patent applications on file in the United States, including one patent application that has been allowed. We are also pursuing limited patent coverage in foreign countries. Six of our United States patent applications relate to proprietary compounds, including pharmaceutical candidates, and three relate to inventions based on and used in our research efforts. Two of our issued United States patents relating to proprietary pharmaceutical candidates, along with related foreign patent rights, were assigned to us by Amgen in November 1998.

        United States patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the application filing date or earlier claimed priority. All of our patent applications were filed after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Because the time from filing patent applications to issuance of patents is often several years, this process may result in a period of patent protection significantly shorter than 20 years, which may adversely affect our ability to exclude competitors from our markets. Our success will depend in part upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering newly developed products and technologies. We may not, however, commercialize the technology underlying any or all of our existing or future patent applications.

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

Employees

        As of June 30, 2002, we had 245 full-time employees, including 179 scientists, 110 of whom have Ph.D.s and 85 have experience at large pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Item 2. Properties

        We are headquartered in Boulder, Colorado, where we lease approximately 80,000 square feet of space under a lease that expires April 1, 2008. We have also agreed under this lease to occupy an additional 64,000 square feet of space in our Boulder campus prior to May 1, 2004. We have options to extend the entire Boulder lease for three additional terms for up to 18 years. We also lease two adjacent buildings of approximately 46,000 and 29,000 square feet in Longmont, Colorado under two leases that expire on May 31, 2005 and March 31, 2008, respectively. We have four sequential options to renew the first lease for up to 16 years and three sequential options to renew the second lease for up to 13 years. We believe that these facilities will be sufficient for our anticipated growth for the next 12 months.

Item 3. Legal Proceedings

        We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year ending June 30, 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock has been trading on the Nasdaq National Market under the symbol "ARRY" since our initial public offering on November 17, 2000. Prior to that time, there had not been a public market for the common stock or any of our other securities.

        The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for Array's common stock.

	High	Low
Fiscal Year Ended June 30, 2002
First Quarter	$11.15	$8.00
Second Quarter	14.95	8.75
Third Quarter	14.85	9.54
Fourth Quarter	12.85	8.26
Fiscal Year Ended June 30, 2001
Second Quarter (from November 17, 2000)	$11.50	$7.75
Third Quarter	9.00	4.81
Fourth Quarter	9.10	4.94

        As of August 30, 2002, there were approximately 173 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

					Period from February 6, 1998 (inception) to June 30, 1998
	Years Ended June 30,
	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data
Revenue
Collaboration revenue	$33,854	$16,364	$6,774	$1,504	$—
License, royalty and milestone revenue	1,235	642	—	—	—

Total revenue	35,089	17,006	6,774	1,504	—

Cost of revenue*	20,451	12,965	4,445	1,033	—
Research and development expenses*	13,699	8,265	3,963	3,301	—
Selling, general and administrative expenses*	6,903	7,668	3,470	1,522	62

Total operating expenses	41,053	28,898	11,878	5,856	62

Loss from operations	(5,964)	(11,892)	(5,104)	(4,352)	(62)
Interest expense, including loss from early extinguishment of debt	—	(812)	(384)	(136)	—
Interest income	1,483	2,092	356	181	13

Net loss	(4,481)	(10,612)	(5,132)	(4,307)	(49)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(5,000)	—	—	—

Net loss applicable to common stockholders	$(4,481)	$(15,612)	$(5,132)	$(4,307)	$(49)

Basic and diluted net loss per share applicable to common stockholders	$(0.18)	$(0.99)	$(1.68)	$(1.48)	$(0.06)

Number of shares used to compute per share data	24,920	15,693	3,063	2,918	864

* Includes compensation related to option grants
Cost of revenue	$1,040	$998	$43	$—	$—
Research and development expenses	691	644	35	—	—
Selling, general and administrative expenses	690	3,012	1,040	—	—

Total	$2,421	$4,654	$1,118	$—	$—

Balance Sheet Data
Cash, cash equivalents and marketable securities	$59,598	$47,712	$5,784	$2,186	$2,608
Property, plant and equipment, net	35,788	17,421	6,911	2,872	6
Working capital	57,350	44,917	2,210	1,260	2,743
Total assets	107,915	70,950	15,823	7,125	2,810
Long-term debt, less current portion	—	—	2,833	1,824	—
Total stockholders' equity	93,901	62,468	6,652	2,557	2,753

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully under the caption "Risk Factors" above and elsewhere in this report, and in other reports we have filed with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, and our ability to attract and retain experienced scientists and management. We are providing the information in this annual report filed on Form 10-K as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

Overview

        We are a drug discovery company creating new small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use the Array Discovery Platform, our integrated set of drug discovery technologies, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and to build our own pipeline of proprietary drug candidates.

        We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of June 30, 2002, we had an accumulated deficit of $24.6 million.

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

        Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization services to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for clinical testing. We have completed construction of a cGMP manufacturing facility, which will allow us to produce chemical compounds that meet cGMP requirements for Phase I clinical testing. We are validating this capability for compliance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign in the second half of calendar 2002.

        We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, eight of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and eight of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Three of our collaboration agreements provide for an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. During November 2001, we earned our first milestone payment from ICOS Corporation with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

        We have increased the number of our collaboration agreements, which has diversified our revenue base. During the fiscal year ended June 30, 2002, ICOS, Pfizer Inc, Merck & Co., Inc., and Eli Lilly and Company accounted for 17%, 16%, 15% and 14%, respectively, of our total revenue. During fiscal year 2001, ICOS, Eli Lilly and Merck accounted for 24%, 24% and 12%, respectively, of our total revenue.

        We recognize revenue from full-time equivalent fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract.

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

        We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% of our total revenue during both fiscal years 2000 and 2001 and 12% for fiscal year 2002. The majority of our international revenue was attributed to European sales in fiscal year 2000 and to Japanese sales in fiscal year 2001. During fiscal year 2002, international revenue was attributed to both European and Japanese sales. All of our collaboration agreements and purchase orders are denominated in United States dollars.

        We plan to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments. We also expect to enter into agreements to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, milestone and/or royalty payments. We expect our growth to require significant ongoing investment in facilities, scientific personnel and business development resources.

Deferred Stock Compensation

        During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $12.9 million. We recorded compensation expense related to stock option grants of $1.1 million for fiscal year 2000, $4.7 million for fiscal year 2001 and $2.4 million for fiscal year 2002. The compensation expense related to stock option grants is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of each employee. As of June 30, 2002, we had a total of $4.7 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through June 30, 2002, as follows: $2.3 million in fiscal year 2003; $2.2 million in fiscal year 2004; and approximately $183,000 in fiscal year 2005. To date, we have granted our employees stock options as annual incentive bonus awards. Any future annual incentive bonus awards may be paid in either cash, stock-based compensation or a combination of the two.

Deemed Dividend upon Issuance of Convertible Preferred Stock

        On August 31, 2000, we issued 1,666,667 shares of our Series C convertible preferred stock at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. All outstanding shares of Series C convertible preferred stock converted on a one-for-one basis into shares of common stock upon the effectiveness of our initial public offering. Subsequent to the commencement of the initial public offering process, we reevaluated the fair value of our Series C convertible preferred stock as of August 31, 2000, and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, was deemed to be the equivalent of a dividend on our Series C convertible preferred stock. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and all related interim periods.

Results of Operations

        The following table presents our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the three years in the period ended June 30, 2002. This information has been compiled from our audited financial statements. EBITDA is not a measurement defined by generally accepted accounting principles and should be considered in addition to, but not as a substitute for loss from operations, net loss and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in our financial statements. Our calculation of EBITDA may be different from the calculation used by other companies and therefore may not be comparable to similarly titled measures reported by other companies.

        Earnings before interest, taxes, depreciation and amortization:

	Years Ended June 30,
	2002	2001	2000
	(in thousands)
Net loss as reported	$(4,481)	$(10,612)	$(5,132)
Minus: net interest income, (expense)	1,483	1,280	(28)
Plus: depreciation	4,540	2,554	989
Plus: compensation related to option grants	2,421	4,654	1,118

EBITDA:	$997	$(4,684)	$(2,997)

Fiscal Years Ended June 30, 2002 and 2001

        Revenue.    Total revenue increased to $35.1 million in fiscal year 2002 from $17.0 million in fiscal year 2001. This is the result of increased sales in all business areas, and most significantly from subscriptions to our Lead Generation Libraries and sales of our Optimer building blocks, as well as collaborations for lead optimization and custom libraries. Sales of our Lead Generation Libraries and Optimer building blocks increased by $8.1 million in fiscal year 2002. Approximately 68% of this increase is attributed to a single major pharmaceutical company. Revenue from our lead optimization collaborations increased by $6.4 million in fiscal year 2002. This increase was primarily the result of our new collaboration agreements in fiscal year 2002, as well as expanded collaborations with our existing customers. Revenue from our custom library collaboration increased by $3.0 million resulting from additional delivered compounds.

        Cost of revenue.    Cost of revenue increased to $20.5 million in fiscal year 2002 from $13.0 million in fiscal year 2001, reflecting the increased cost to support our revenue growth. The cost increases in fiscal year 2002 were primarily attributed to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Cost of revenue was 58% of revenue in fiscal year 2002, compared to 76% in fiscal year 2001. The decreased cost of revenue as a percentage of revenue in 2002 as compared to 2001 was due primarily to a greater percentage of total revenue in 2002 from our Lead Generation Libraries and Optimer building block sales and relatively stable recruiting and relocation and other fixed costs, and declining compensation related to stock option grants.

        Research and development expenses.    Research and development expenses increased to $13.7 million in fiscal year 2002 from $8.3 million in fiscal year 2001. Approximately $3.9 million of the increase in research and development expenses in fiscal year 2002 was attributed to expansion of our own proprietary drug discovery, while the remainder of the increase was for our Lead Generation Libraries, Optimer building blocks and custom library collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

        Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $6.9 million in fiscal year 2002, compared to $7.7 million in fiscal year 2001. The decrease in selling, general and administrative expenses in fiscal year 2002 was attributed to the decline in compensation related to stock option grants, which exceeded the added cost of our increased staffing levels and expanded management.

        Compensation related to stock option grants.    Compensation expense related to stock option grants was $2.4 million in fiscal year 2002, compared to $4.7 million in fiscal year 2001. Compensation expense related to stock option grants was higher in the prior fiscal year due to options that vested upon the closing of our initial public offering in November 2000. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

        Interest income or expense.    We had interest income of $1.5 million in fiscal year 2002, compared to $2.1 million in fiscal year 2001. The decrease in interest income is the result of lower interest rates earned on investments, which more than offset our increased average cash balance. We did not incur interest expense in fiscal year 2002, compared to approximately $812,000 in fiscal year 2001. The decrease resulted from the full repayment of all equipment loan facilities and lines of credit obligations in May and June 2001. During fiscal year 2001, in connection with the early extinguishment of these debts, we incurred approximately $225,000 of charges related to prepayment penalties charged by the respective financial institutions. Included in this amount was a noncash charge of approximately $90,000 related to the remaining accreted interest expense associated with warrants issued to the lenders. In fiscal year 2001, we accounted for the loss from early extinguishment of debt as an extraordinary item. In accordance with early adoption of SFAS 145, we restated our financial statements for fiscal year 2001 to account for losses on early extinguishment of debt within net loss.

        Income taxes.    There is no current or deferred tax expense for the fiscal years ended June 30, 2002 and 2001. At June 30, 2002, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of $18.9 million, which will expire beginning in 2018 and continuing through 2022. We have provided a 100% valuation allowance against the related deferred tax assets, as realization of such tax benefits is not assured.

Fiscal Years Ended June 30, 2001 and 2000

        Revenue.    Total revenue increased to $17.0 million in fiscal year 2001 from $6.8 million in fiscal year 2000. This is the result of increased sales in all business areas, and most significantly in collaborations involving lead optimization and custom libraries and product sales from our Lead Generation Libraries. Collaboration revenue increased $7.5 million in fiscal year 2001 over fiscal year 2000. This increase was primarily a result of our new collaboration agreements in fiscal year 2001 as well as expanded collaborations with existing customers.

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

        Research and development expenses.    Research and development expenses increased to $8.3 million in fiscal year 2001 from $4.0 million in fiscal year 2000. The increase in research and development expenses in fiscal year 2001 was primarily attributed to expanded research efforts for our Lead Generation Libraries, custom library collaborations and our own proprietary drug discovery. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

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

        Compensation related to stock option grants.    Compensation expense related to stock option grants was $4.7 million in fiscal year 2001, compared to $1.1 million in fiscal year 2000. The expense for fiscal year 2001 relates most significantly to the selling, general and administrative functional area.

        Interest income or expense.    We had net interest income of $1.3 million in fiscal year 2001, compared to net interest expense of approximately $28,000 in fiscal year 2000. The net interest income in fiscal year 2001 compared with net interest expense in fiscal year 2000 was primarily due to larger balances of cash, cash equivalents and marketable securities in fiscal year 2001 resulting from our Initial Public Offering in November 2000. During fiscal year 2001, we fully repaid all obligations related to equipment loan facilities and lines of credit. In connection with the early extinguishment of these debts, we incurred approximately $225,000 of charges related to prepayment penalties charged by the respective financial institutions, including a noncash charge of approximately $90,000 related to the remaining accreted interest expense associated with warrants issued to the lenders.

        Income taxes.    There is no current or deferred tax expense for the fiscal years ended June 30, 2001 and 2000. At June 30, 2001, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of $15.0 million, which will expire beginning in 2018 and continuing through 2021. We have provided a 100% valuation allowance against the related deferred tax assets, as realization of such tax benefits is not assured.

Liquidity and Capital Resources

        As of June 30, 2002, cash, cash equivalents and marketable securities totaled $59.6 million compared to $47.7 million at June 30, 2001. During fiscal year 2002, net cash provided by operating activities was $1.4 million, an improvement from net cash used of $2.4 million for fiscal year 2001. This improvement is the result of the reduced net loss in fiscal year 2002. Our net loss of $4.5 million in fiscal year 2002 included noncash charges of $4.5 million for depreciation and $2.4 million for compensation related to stock option grants. Working capital increased during fiscal year 2002 by $1.0 million due to the increase in our inventories and accounts receivable, as a result of our growth, which exceeded the increase in accounts payable and advance payments from customers.

        In fiscal year 2002, we invested $22.9 million in capital equipment and leasehold improvements. Equity financing activities provided $33.6 million of cash consisting of $31.8 million in net proceeds from our public offering of common stock in February 2002 and $1.8 million from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan.

        Our future capital requirements will depend on a number of factors, including the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future collaborators to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. We believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

  •
  the progress of our research activities;
  •
  the number and scope of our research programs;
  •
  the progress of our preclinical and potential clinical development activities;
  •
  the progress of the development efforts of our collaborators;
  •
  our ability to establish and maintain current and new collaboration agreements;

  •
  the ability of our collaborators to fund research and development programs;
  •
  the costs involved in enforcing patent claims and other intellectual property rights;
  •
  the costs and timing of regulatory approvals; and
  •
  the costs of establishing business development and distribution capabilities.

        Future capital requirements will also depend upon the extent to which we acquire or invest in other businesses, products and technologies. Until we can generate sufficient levels of cash from our operations to fund the planned investment in our capital equipment and leasehold improvements, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were primarily generated from the proceeds of our equity offerings. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing collaboration agreements, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as an ongoing concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

        The following table shows our obligations and commitments to make future payments under contracts.

	Payments Due as of June 30, 2002
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$2,951,727	$8,059,417	$8,895,018	$3,447,072	$23,353,234
Leasehold improvement obligations	4,101,362	—	—	—	4,101,362

        We are obligated under noncancelable operating leases for our facilities and certain equipment. Lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

        We have contracted with a general contractor for the construction of our leasehold improvements at our expanded leased facilities in both Boulder and Longmont, Colorado. The agreement with the general contractor, covering both construction and design fees for the buildings, requires future progress payments based upon completion of certain construction projects.

        In March 2002, we entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. In connection with entering into that agreement, we agreed to make an investment in Aptus preferred stock of up to $1.5 million subject to specific conditions, including a favorable due diligence review by the Company, which must be met prior to December 31, 2002. At this time, none of these conditions have been satisfied.

Critical Accounting Policies

        We believe the policies identified below are critical to the understanding of our results of operations and require our management to make significant judgments in preparing the financial statements included in this report. Management has made estimates and assumptions based on these policies, and others described in the Notes to the Financial Statements filed with this Annual Report. We do not believe that there is a great likelihood that materially different amounts would be reported if different assumptions were used. However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K.

  Revenue Recognition

        We believe our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 101, which requires that a series of criteria be met in order to recognize revenue related to the performance of services or the shipment of products. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize revenue when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectibility is assured.

        We recognize revenue from full-time equivalent fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis based on estimated total contract revenue and costs. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract. In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Any payments received in advance from these agreements are recorded as advanced payments from customers until the revenue is earned. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of agreements, or extended over longer periods in the event of extensions to agreements.

  Inventory Valuation

        Our inventories are a significant component of our total assets. In addition, the value at which we carry our inventory directly impacts our results of operations. Our inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, our Lead Generation Libraries, custom libraries and commercially available fine chemicals. Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We design and produce chemical compounds comprising our Lead Generation Libraries, custom libraries and Optimer building blocks and for our proprietary research activities, and begin capitalizing costs into inventory only after technological feasibility has been established. We review inventories periodically and reduce items considered to be slow moving or obsolete to estimated net realizable value through an appropriate reserve. If our estimates of the market value of our inventory are more favorable than actual market conditions, we may be required to make additional inventory write-downs in the future.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets and requires us to perform impairment tests at least annually on all goodwill and other intangible assets. These statements were required to be adopted by Array on July 1, 2001, for SFAS 141 and on July 1, 2002, for SFAS 142. The adoption of SFAS 141 and SFAS 142 does not currently impact our financial statements.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted by Array on July 1, 2002. The adoption of SFAS 143 is not expected to have a significant impact on our financial statements.

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of long-lived assets. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS 144 is required to be adopted by Array on July 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on our financial statements.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is required to be adopted by Array on July 1, 2002. Array has elected to early adopt SFAS 145, which results in the loss from early extinguishment of debt being reclassed and included in the net loss for fiscal year 2001.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on our financial statements.

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

        Foreign currency rate fluctuations.    All of our collaboration agreements and purchase orders are denominated in United States dollars. Therefore, we are not exposed to changes in foreign currency exchange rates.

        Inflation.    We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Array BioPharma Inc.

        We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
July 30, 2002,
Except for Footnote 11,
as to which the date is
September 13, 2002

ARRAY BIOPHARMA INC.

BALANCE SHEETS

	As of June 30,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$35,385,675	$17,961,699
Marketable securities	24,212,076	29,750,156
Accounts receivable, net of allowances of $25,000 and $15,000 at June 30, 2002 and 2001, respectively	2,491,749	979,874
Deposits	98,485	84,858
Inventories, net	8,469,663	4,137,107
Prepaid expenses and advances	706,759	486,556

Total current assets	71,364,407	53,400,250
Property, plant and equipment, net	35,788,062	17,420,883
Other assets	762,516	129,291

Total assets	$107,914,985	$70,950,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$6,369,541	$2,873,468
Advance payments from customers	5,897,467	4,496,591
Accrued compensation and benefits	1,102,402	819,711
Other current liabilities	644,539	293,153

Total current liabilities	14,013,949	8,482,923
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 27,520,780 and 23,262,878 shares issued and outstanding at June 30, 2002 and 2001, respectively	27,520	23,262
Additional paid-in capital	123,274,749	90,023,407
Accumulated deficit	(24,581,893)	(20,101,258)
Notes receivable for common stock-related party	(155,625)	(266,625)
Accumulated other comprehensive income	33,300	116,801
Deferred compensation	(4,697,015)	(7,328,086)

Total stockholders' equity	93,901,036	62,467,501

Total liabilities and stockholders' equity	$107,914,985	$70,950,424

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2002	2001	2000
Revenue
Collaboration revenue	$33,853,996	$16,363,538	$6,773,634
License, royalty and milestone revenue	1,235,086	642,222	—

Total revenue	35,089,082	17,005,760	6,773,634
Costs and expenses
Cost of revenue*	20,450,999	12,965,378	4,444,958
Research and development expenses*	13,698,433	8,264,406	3,962,969
Selling, general and administrative expenses*	6,903,266	7,668,302	3,469,969

Total operating expenses	41,052,698	28,898,086	11,877,896

Loss from operations	(5,963,616)	(11,892,326)	(5,104,262)
Interest expense, including loss from early extinguishment of debt	—	(811,730)	(384,378)
Interest income	1,482,981	2,091,911	356,237

Net loss	(4,480,635)	(10,612,145)	(5,132,403)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(5,000,001)	—

Net loss applicable to common stockholders	$(4,480,635)	$(15,612,146)	$(5,132,403)

Basic and diluted net loss per share applicable to common stockholders	$(0.18)	$(0.99)	$(1.68)

Number of shares used to compute per share data	24,920,103	15,692,985	3,063,439

* Includes compensation related to option grants
Cost of revenue	$1,040,009	$998,039	$42,689
Research and development expenses	690,511	643,715	34,928
Selling, general and administrative expenses	690,163	3,011,798	1,040,179

Total	$2,420,683	$4,653,552	$1,117,796

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Notes Receivable for Common Stock - Related Party	Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation
	Shares	Amount	Shares	Amount						Total
Balance at June 30, 1999	6,635,000	$6,635	2,923,367	$2,923	$7,276,776	$(4,356,710)	$(372,750)	$—	$—	$2,556,874
Issuance of Series B convertible preferred stock, net of issuance costs of $63,204	3,199,999	3,200	—	—	7,933,594	—	—	—	—	7,936,794
Exercise of stock options	—	—	446,840	447	104,561	—	—	—	—	105,008
Interest accrued on notes receivable	—	—	—	—	—	—	(21,000)	—	—	(21,000)
Compensation related to stock option grants	—	—	—	—	5,763,647	—	—	—	(4,645,851)	1,117,796
Warrants issued in connection with equipment financing	—	—	—	—	89,500	—	—	—	—	89,500
Net loss	—	—	—	—	—	(5,132,403)	—	—	—	(5,132,403)

Balance at June 30, 2000	9,834,999	9,835	3,370,207	3,370	21,168,078	(9,489,113)	(393,750)	—	(4,645,851)	6,652,569
Issuance of Series C convertible preferred stock, net of issuance costs of $28,180	1,666,667	1,667	—	—	9,970,155	—	—	—	—	9,971,822
Conversion of preferred stock to common stock	(11,501,666)	(11,502)	11,501,666	11,502	—	—	—	—	—	—
Issuance of common stock for cash-public offering, net of offering costs of $5,265,840	—	—	7,475,000	7,475	50,789,185	—	—	—	—	50,796,660
Issuance of common stock under stock option and employee stock purchase plans	—	—	876,673	876	760,241	—	—	—	—	761,117
Issuance of common stock upon the exercise of warrants	—	—	39,332	39	(39)	—	—	—	—	—
Interest accrued on notes receivable	—	—	—	—	—	—	(17,875)	—	—	(17,875)
Repayment of notes receivable	—	—	—	—	—	—	145,000	—	—	145,000
Compensation related to stock option grants	—	—	—	—	7,335,787	—	—	—	(2,682,235)	4,653,552
Net loss	—	—	—	—	—	(10,612,145)	—	—	—	(10,612,145)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	116,801	—	116,801

Comprehensive loss										(10,495,344)

Balance at June 30, 2001	—	—	23,262,878	23,262	90,023,407	(20,101,258)	(266,625)	116,801	(7,328,086)	62,467,501
Issuance of common stock for cash-public offering, net of offering costs of $2,710,106	—	—	3,450,000	3,450	31,786,444	—	—	—	—	31,789,894
Issuance of common stock under stock option and employee stock purchase plans	—	—	774,465	775	1,675,319	—	—	—	—	1,676,094
Issuance of common stock upon the exercise of warrants	—	—	33,437	33	(33)	—	—	—	—	—
Interest accrued on notes receivable	—	—	—	—	—	—	(13,099)	—	—	(13,099)
Repayment of notes receivable	—	—	—	—	—	—	124,099	—	—	124,099
Compensation related to stock option grants	—	—	—	—	—	—	—	—	2,420,683	2,420,683
Reversal of prior year deferred stock compensation for terminated employees	—	—	—	—	(210,388)	—	—	—	210,388	—
Net loss	—	—	—	—	—	(4,480,635)	—	—	—	(4,480,635)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	(83,501)	—	(83,501)

Comprehensive loss										(4,564,136)

Balance at June 30, 2002	—	$—	27,520,780	$27,520	$123,274,749	$(24,581,893)	$(155,625)	$33,300	$(4,697,015)	$93,901,036

See accompanying notes

ARRAY BIOPHARMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2002	2001	2000
Operating activities
Net loss	$(4,480,635)	$(10,612,145)	$(5,132,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,540,222	2,553,642	989,127
Accrued interest on notes receivable for common stock	(13,099)	(17,875)	(21,000)
Compensation related to stock option grants	2,420,683	4,653,552	1,117,796
Accreted interest related to warrants	—	122,839	15,053
Changes in operating assets and liabilities:
Accounts receivable	(1,511,875)	(94,352)	(378,280)
Deposits	(13,627)	35,271	132,759
Inventories	(4,332,556)	(2,579,731)	(578,218)
Prepaid expenses and advances	(220,203)	(284,996)	(122,237)
Accounts payable trade	3,496,073	1,164,718	995,371
Advance payments from customers	900,876	2,556,158	876,679
Accrued compensation and benefits	282,691	459,840	294,744
Other current liabilities	351,386	(312,156)	467,515

Net cash provided by (used in) operating activities	1,419,936	(2,355,235)	(1,343,094)
Investing activities
Purchases of property, plant and equipment	(22,907,401)	(13,063,768)	(5,028,030)
Purchases of marketable securities	(39,201,421)	(33,686,345)	(2,618,099)
Proceeds from sale or maturity of marketable securities	44,656,000	5,990,089	681,000
(Additions) reductions to other long-term assets	(133,225)	235,051	(116,098)

Net cash used in investing activities	(17,586,047)	(40,524,973)	(7,081,227)
Financing activities
Proceeds from sale of preferred and common stock, net of issuance costs	31,789,894	60,768,482	7,936,794
Proceeds from exercise of stock options, warrants and shares issued under the employee stock purchase plan	1,800,193	906,117	105,008
Proceeds from the issuance of long-term debt	—	2,000,000	2,913,792
Payment on long-term debt	—	(6,679,099)	(870,781)

Net cash provided by financing activities	33,590,087	56,995,500	10,084,813

Net increase in cash and cash equivalents	17,423,976	14,115,292	1,660,492
Cash and cash equivalents, beginning of period	17,961,699	3,846,407	2,185,915

Cash and cash equivalents, end of period*	$35,385,675	$17,961,699	$3,846,407

*
Excludes marketable securities totaling $24,212,076, $29,750,156 and $1,937,099 as of June 30, 2002, 2001 and 2000, respectively. See Note 2 to the financial statements for further details.

Supplemental disclosure of cash flow information

        Cash paid for interest was $0, $711,404 and $301,111 in the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company has excluded the effect of non-cash transactions from the advance payments from customers and other long-term asset balances above. See Note 5 to the financial statements for further details.

See accompanying notes.

ARRAY BIOPHARMA INC.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business Operations

        Array BioPharma Inc. (the "Company") is a drug discovery company inventing small molecule drugs through the integration of chemistry, biology and informatics. The Company's experienced scientists use the Array Discovery Platform, an integrated set of drug discovery technologies, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and to build a pipeline of proprietary drug candidates.

Cash Equivalents and Marketable Securities

        Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate notes and bonds with high credit quality and auction rate securities. The fair market value, based on quoted market prices, of cash equivalents and marketable securities is substantially equal to their carrying value at June 30, 2002 and 2001.

        At June 30, 2002 and 2001, management determined that cash equivalents and marketable securities held by the Company were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

Inventories

        Inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries, custom libraries and commercially available fine chemicals. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company designs and produces the chemical compounds comprising its Lead Generation Libraries, custom libraries and Optimer building blocks and begins capitalizing costs into inventory only after technological feasibility has been established. Inventories are reviewed periodically, and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized.

Depreciation and amortization of equipment are computed using the straight-line method based on the following estimated useful lives:

Type of Property and Equipment	Estimated Useful Life
Computer hardware and software	3 years
Laboratory and analytical equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	15 years

Leasehold improvements were depreciated over 7 years prior to fiscal year 2002. During 2002, the Company entered into a new building lease and modified an existing one, and in this process obtained options for extending all significant building leases up to, and beyond, 15 years. The Company has incurred significant expenditures for leasehold improvements and believes the current facilities are very suitable for continued use over the option periods. As a result, the estimated useful lives of the leasehold improvements have been revised to 15 years.

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

Long-Lived Assets

        Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed the projected discounted future net cash flows arising from the assets.

Revenue Recognition

        The Company recognizes revenue from full-time equivalent fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. The Company maintains its cash balances in the form of bank demand deposits. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate notes and bonds with high credit quality and auction rate securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. The Company has had no bad debt since inception.

        During fiscal year 2002, revenue from four of the Company's customers represented approximately 17%, 16%, 15% and 14% of total revenue. During fiscal year 2001, revenue from three of the Company's customers represented approximately 24%, 24% and 12% of total revenue.

Research and Development Costs

        Research and development costs are expensed as incurred.

Advertising and Promotion Expenses

        Advertising and promotion costs are expensed when incurred. The amount charged against operations for the years ended June 30, 2002, 2001 and 2000 was approximately $155,000, $293,000 and $70,000, respectively.

Fair Value of Financial Instruments

        At June 30, 2002 and 2001, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying amounts of these instruments approximate fair value due to their short-term nature.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

        The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related pronouncements. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

Segment Information

        Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

        The Company enters into agreements directly with pharmaceutical and biotechnology companies throughout the United States, Europe and Japan. International revenue represented 12%, 9% and 9% of the Company's total revenue during fiscal years 2002, 2001 and 2000, respectively.

Software Development Costs

        The Company accounts for its software and information technology in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. Total capitalized costs were approximately $929,000 and $683,000 for fiscal year 2002 and 2001, respectively, and are being amortized over a period of three years.

Net Loss Per Share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if their effect is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible preferred stock. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive. For fiscal year 2001, the weighted average number of shares of common stock outstanding included 11,501,666 shares of preferred stock that converted to common stock on the date of the Company's initial public offering (the "IPO") as of November 17, 2000. The number of common share equivalents excluded from the diluted loss per share calculations for the years ended June 30, 2002, 2001 and 2000 were 938,181 shares, 1,212,112 shares and 1,115,702 shares, respectively.

Reclassifications

        Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation. These reclassifications had no impact on the reported results of operations.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements were required to be adopted by the Company on July 1, 2001, for SFAS 141 and on July 1, 2002, for SFAS 142. The adoption of SFAS 141 and SFAS 142 does not currently impact the Company's financial statements.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted by the Company on July 1, 2002. The adoption of SFAS 143 is not expected to have a significant impact on the Company's financial statements.

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of long-lived assets. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS 144 is required to be adopted by the Company on July 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is required to be adopted by the Company on July 1, 2002. The Company has elected to early adopt SFAS 145, which results in the loss from early extinguishment of debt being reclassed and included in the net loss for fiscal year 2001.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company's financial statements.

Change in Accounting Policy

        The Company accounted for the loss from early extinguishment of debt as an extraordinary item in fiscal year 2001, whereas the Company now includes gains/losses from early extinguishment of debt within net loss. The new method of accounting for loss on early extinguishment of debt is the result of early adopting SFAS 145. Prior year financial statements have been restated to apply the new method retroactively.

2.    Cash, Cash Equivalents and Marketable Securities

        All cash, cash equivalents and marketable securities as of June 30, 2002 and 2001 are classified as available-for-sale securities and consist of the following:

	As of June 30,
	2002	2001
Cash and cash equivalents:
Cash	$1,864	$513,042
Money market fund	16,515,350	13,289,827
Auction rate securities	18,868,461	4,158,830

Total	$35,385,675	$17,961,699

Marketable securities:
U.S. government agency obligations	$24,212,076	$19,466,243
Corporate notes/bonds	—	5,288,868
Commercial paper	—	4,995,045

Total	$24,212,076	$29,750,156

        Unrealized gains on available-for-sale securities at June 30, 2002, were $33,300. Unrealized gains on available-for-sale securities at June 30, 2001, were $116,801. Gross realized gains and losses on sales of available-for-sale securities during the years ended June 30, 2002 and 2001 were immaterial.

        Debt securities at June 30, 2002 and 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	As of June 30,
	2002	2001
Marketable securities:
Due in one year or less	$2,013,602	$24,496,523
Due after one year through four years	22,198,474	5,253,633

Total	$24,212,076	$29,750,156

        At June 30, 2002, the Company had restricted cash of approximately $970,000 as a compensating balance to support an outstanding letter of credit. Letters of credit were issued during the fiscal year 2002 in relation to the Company's facilities leases.

3.    Balance Sheet Components

	As of June 30,
	2002	2001
Inventories:
Fine chemicals	$2,624,354	$1,168,436
Lead Generation Libraries, custom libraries and Optimer building blocks	6,464,234	3,303,601

Total inventories at cost	9,088,588	4,472,037
Less reserves	(618,925)	(334,930)

Total inventories, net	$8,469,663	$4,137,107

Property, plant and equipment:
Laboratory and analytical equipment	$18,889,983	$12,287,497
Computer hardware and software	5,261,378	2,789,100
Furniture and fixtures	826,471	1,308,845
Leasehold improvements	15,417,899	2,936,321
Construction in progress	3,969,504	2,135,819

	44,365,235	21,457,582
Less accumulated depreciation	(8,577,173)	(4,036,699)

Total property, plant and equipment, net	$35,788,062	$17,420,883

4.    Loss from Early Extinguishment of Debt

        In May and June 2001, the Company fully repaid all obligations related to equipment loan facilities and lines of credit. In connection with the early extinguishment of these debts, the Company incurred $225,176 of charges related to prepayment penalties, including a noncash charge of approximately $90,000 related to the remaining accreted interest expense associated with warrants issued to the lenders as discussed below. In accordance with the early adoption of SFAS 145, the Company has included the loss on early extinguishments of debt within net loss.

        In connection with the negotiated equipment loan facilities during 1999 and 2000, the Company issued warrants to purchase 110,750 shares of its preferred stock at exercise prices ranging from $1.00 to $5.00 per share. The warrants expired on various dates through fiscal year 2009. In accordance with EITF 86-35, Debenture with Detachable Stock Purchase Warrants, the Company was required to assess the value of these warrants, and allocate the debt proceeds between the debt liability and the related warrant. The Company assessed the value of these warrants using the Black-Scholes methodology, which ascribed a cumulative value of $144,575 to these warrants. As a result, an allocation between the warrant and the related loan was made for these warrant grants. Total accreted interest expense was $0, $32,839 and $15,053, respectively, during fiscal years 2002, 2001 and 2000.

5.    Commitments

        The Company leases facilities and equipment under various noncancelable operating lease agreements. Rent expense under these agreements was $2,455,924, $1,129,049 and $682,551 for the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002, future minimum rental commitments, by fiscal year and in the aggregate, for the Company's operating leases are as follows:

Amount
2003	$2,951,727
2004	3,286,613
2005	4,772,804
2006	4,392,765
2007	4,502,253
Thereafter	3,447,072

Total minimum lease payments	$23,353,234

        The Company has options to extend the lease terms on all of its existing facilities leases in Boulder and Longmont, Colorado. The Boulder lease, expiring on April 1, 2008, offers options to renew the lease for three additional terms for up to 18 years. One of the Longmont leases, expiring on May 31, 2005, offers options to renew for four additional terms for up to 16 years. The other Longmont lease expires on March 31, 2008 and offers the options to renew for three additional terms for up to 13 years. All options to renew are at the then-prevailing market rental rates.

        The Company has contracted with a general contractor for the construction of leasehold improvements at the Company's expanded leased facilities in both Boulder and Longmont, Colorado. The agreement with the general contractor, covering both construction and design fees for the buildings, requires future progress payments totaling $4.1 million to be paid during the fiscal year 2003 based upon completion of certain construction projects.

        In March 2002, the Company entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. The Company will work exclusively with Aptus on a select number of GPCR targets and will provide Aptus access to its Lead Generation Libraries in exchange for $500,000 of common stock in Aptus. The Company will use the Array Discovery Platform to optimize leads resulting from the collaboration, and will receive research funding and be entitled to milestones and royalties based on development and commercial success. The Company will have the option to jointly fund, develop and own a limited number of leads identified by this collaboration. In addition, the Company has agreed to make an investment in Aptus preferred stock of up to $1.5 million subject to specific conditions, including a favorable due diligence review by the Company, which must be met prior to December 31, 2002. At this time, none of these conditions have been satisfied.

6.    Employee Savings Plan

        The Company has a 401(k) plan that allows participants to contribute 1% to 60% of their salary; subject to eligibility requirements and annual limits. All eligible employees can participate in the plan on January 1, April 1, July 1 or October 1. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. During fiscal year 2002 and 2001, the Company paid matching contributions of approximately $269,000 and $84,000, respectively. The Company did not contribute to the 401(k) plan in any other previous fiscal years. Company contributions are fully vested after four years of employment.

7.    Stock Compensation Plans, Stock Warrants and Stockholder Rights Plan

Stock Options

        In September 2000, the Company's Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Plan"), which is the successor equity incentive plan to the Company's 1998 Stock Option Plan (the "1998 Plan"), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company's IPO, the Plan became effective and no additional grants were made under the 1998 Plan. A total of 7,978,370 shares of common stock have been reserved for issuance under the Plan to eligible employees, consultants and directors of the Company. Additional authorized shares may be reserved on any given day in an amount equal to the difference between: (i) 25% of the Company's issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Plan plus the number of shares available for future grants of awards under the Plan on that date. The number of shares available for issuance under the Plan as incentive stock options may not exceed 7,500,000 shares. The Plan provides that this number will increase on January 1 of each year by 250,000 shares, provided that this number may not exceed the total number of shares reserved under the Plan.

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

	Number of Options	Weighted-Average Exercise Price
Balance, June 30, 1999	1,496,500	$0.235
Granted	1,815,740	0.469
Exercised	446,840	0.235
Terminated or expired	10,556	0.235

Balance, June 30, 2000	2,854,844	0.384
Granted	1,951,788	2.594
Exercised	786,914	0.445
Terminated or expired	528,069	0.584

Balance, June 30, 2001	3,491,649	1.575
Granted	2,760,482	9.796
Exercised	515,699	0.689
Terminated or expired	260,983	6.451

Balance, June 30, 2002	5,475,449	$5.571

        A summary of options outstanding as of June 30, 2002, is as follows:

	Outstanding Options			Exercisable Options
Exercise Price	Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Currently Exercisable	Weighted-Average Exercise Price
$0.00-$0.24	837,236	6.5	$0.235	621,979	$0.235
$0.25-$0.60	1,347,978	7.7	0.600	834,304	0.600
$0.61-$3.00	213,378	8.3	3.000	83,808	3.000
$3.01-$8.50	498,150	8.8	7.251	127,781	7.100
$8.51-$8.60	545,007	9.0	8.600	—	—
$8.61-$9.25	1,196,500	9.7	9.172	28,450	8.992
$9.26-$14.28	837,200	9.5	11.448	—	—

	5,475,449	8.5	$5.571	1,696,322	$1.215

Fair Value Disclosure

        As described in Note 1, the Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

        Pro forma information regarding net loss is required by SFAS 123, Accounting and Disclosure of Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options for fiscal year 2000 was estimated at the date of grant using the minimum value method available to nonpublic companies under SFAS 123. Under this method, option value is determined as the excess of the fair value of the stock at the date of grant over the present value of both the exercise price (lump sum) and the expected dividend payments (annuity), each discounted at the risk-free rate, over the expected exercise life of the option. For the fiscal year 2000 a risk-free interest rate of 6.25%, a dividend yield of 0%, and an expected life of five years was applied for all 2000 grants. Upon the completion of the Company's IPO in fiscal year 2001, the Company began using the Black-Scholes option pricing model under SFAS 123 and used the following weighted average assumptions: risk-free interest rate of 4.03% for 2002 and 4.63% for 2001; a dividend yield of 0% for 2002 and 2001; volatility factor of the expected market price of the Company's common stock of 79.2% for 2002 and 98.9% for 2001; and a weighted-average expected option life of five years for 2002 and 2001. The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $6.48, $7.31 and $1.81 per share, respectively.

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

	Years Ended June 30,
	2002	2001	2000
Pro forma net loss	$(7,572,658)	$(11,444,128)	$(5,132,403)
Pro forma net loss applicable to common stock	$(7,572,658)	$(16,444,129)	$(5,132,403)
Pro forma loss per share (basic and diluted)	$(0.30)	$(1.05)	$(1.68)

Deferred Stock-Based Compensation

        As of June 30, 2002 and June 30, 2001, the Company has recorded $4,697,015 and $7,328,086 of deferred stock compensation, respectively, in accordance with APB 25, SFAS 123 and FIN 44, related to certain stock options granted to employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, which is generally four years, except for options with performance-based vesting provisions. During fiscal year 2001, 75% of the performance-based options vested upon the completion of the Company's IPO in November 2000. The remaining performance-based options vested in November 2001. The Company recognized stock compensation expense of $2,420,683, $4,653,552 and $1,117,796 for the fiscal years 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

        During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, we permit periodic purchases of stock, known as purchase periods. The current offering period, which ends December 31, 2002, is a two-year period. The purchase periods are currently three-month periods. The Compensation Committee may modify the duration of the offering periods and the purchase periods in the future. At the end of each of four purchase periods during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. The purchase periods under the Purchase Plan end on March 31, June 30, September 30 and December 31 of each year. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan. For the fiscal years 2002 and 2001, total shares issued under the Purchase Plan were 258,766 and 89,759, respectively.

Stock Warrants

        During fiscal years 1999 and 2000 the Company had issued warrants to purchase shares of the Company's preferred stock, generally in connection with the Company's equipment financing. Upon the closing of the Company's IPO, in conjunction with the automatic conversion of the preferred stock, these warrants became exercisable for the same number of shares of common stock. The warrants expired on various dates through fiscal year 2009. During May 2001, warrants to acquire 47,000 shares of common stock were exercised on a "net" basis, resulting in the issuance of 39,332 shares of common stock. During July 2001, warrants to acquire 63,750 shares of common stock were exercised on a "net" basis, resulting in the issuance of 33,437 shares of common stock. As of June 30, 2002, no warrants were outstanding.

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

8.    Preferred and Common Stock

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

Common Stock

        Concurrent with the incorporation of the Company, the Company issued 1,001 shares of its common stock to the Company's founders. In connection with the subsequent May 1998 sale of Series A preferred, the Company completed private sales of 2,912,366 shares of its common stock to a group of private investors and the Company's founders at a purchase price of $0.235 per share. The net proceeds to the Company from the sale were $334,406, plus notes receivable from three of the Company's founders, having an aggregate principal balance of $350,000. During fiscal year 2002 and 2001, two of the founders fully repaid their outstanding notes receivable balances, including accrued interest in the amounts of $124,099 and $145,000, respectively. The outstanding notes, including accrued interest at 6.0% per year, totaled $155,625 and $266,625 as of June 30, 2002 and 2001, respectively. The remaining note receivable is payable in full in September 2002, or earlier, if the founders' services with the Company terminates. The notes are secured and have been included with related accrued interest as a component of stockholders' equity.

        On November 17, 2000, the Company completed its IPO of 7,475,000 shares of it common stock, including 975,000 shares for the exercise of the underwriters' over-allotment option. The Company received net proceeds of $50.8 million from its IPO, net of $5.3 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

        On February 12, 2002, the Company completed a public offering of 3,450,000 shares of its common stock, including 450,000 shares for the exercise of the underwriters' over-allotment option. The Company received net proceeds of $31.8 million from this public offering, net of $2.7 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

9.    Income Taxes

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

        The Company's effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended June 30,
	2002	2001	2000
Expected federal income tax expense at statutory rate	34.0%	34.0%	34.0%
Effect of permanent differences	0.5	42.0	22.1
State income tax expense, net of federal benefit	3.1	1.8	2.4
Valuation allowance	(37.6)	(77.8)	(58.5)

	—%	—%	—%

        The components of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$7,003,794	$5,541,393
Research and development credit carryforwards	1,058,523	615,268
Deferred revenue	436,866	443,846
Inventory reserve	229,348	124,111
Other	196,058	79,351

	8,924,589	6,803,969
Valuation allowance	(8,053,587)	(5,959,306)

	871,002	844,663
Deferred tax liabilities:
Depreciation	(871,002)	(844,663)

Net deferred tax assets and liabilities	$—	$—

        The Company has recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized.

        At June 30, 2002, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

Expiration date:	Net Operating Losses	Research and Development Credits
2018	$49,000	$—
2019	4,468,000	—
2020	4,494,000	282,000
2021	5,943,000	333,000
2022	3,947,000	444,000

	$18,901,000	$1,059,000

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

10.  Collaborative Agreements

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

        In August 2001, the Company entered into a collaboration agreement with Vertex Pharmaceuticals Incorporated to discover and develop small molecule drugs directed at two specific targets in the phosphatase protein family. Under this agreement, Vertex provided the Company with an up-front fee and will provide research funding over three years. The Company will be responsible for the initial drug discovery, including lead generation and lead optimization. Vertex will be responsible for all aspects of clinical development and commercialization, and the Company is entitled to receive clinical milestone payments. If products are commercialized as a result of this collaboration, the Company is also entitled to additional milestone payments. These milestones, if earned, would be paid on an annual basis for a defined term and are tied to predetermined sales levels.

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

        The Company entered into a research and license agreement with Amgen Inc., in October 2000. Under this agreement, the Company granted Amgen an exclusive license to one of its proprietary research programs, and initiated joint research on potential drug candidates targeting PTP-1B, a target for diabetes. In November 2001, Amgen initiated a new drug discovery program with the Company, which replaced the PTP-1B program. The Company retained all rights to the existing PTP-1B program. Under the new program, Amgen will pay the Company an up-front fee and fees based upon the number of its scientists working on the research phase of the agreement. The Company is also entitled to receive success payments based on the attainment of certain milestones.

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

        In June 2002, the Company entered into a drug discovery collaboration agreement with Syrrx, Inc. to create small molecule therapeutics against a proprietary Syrrx target. Syrrx will pay fees to the Company based on the number of Company scientists working on the research phase of the agreement. The Company is entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

11.  Subsequent Events

        In September 2002, the Company received $157,183 from a Company founder as full repayment of an outstanding note receivable balance, including accrued interest. All notes receivable for common stock have been fully repaid by the Company founders.

        In September 2002, the Company entered into a drug discovery collaboration agreement with InterMune, Inc. to create small molecule therapeutics against an InterMune target. InterMune will fund drug discovery research conducted by the Company based on the number of Company scientists working on the research phase of the agreement. InterMune will be responsible for all development and commercialization. The Company will be entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as royalties on net sales of products derived from the collaborative efforts.

12.  Selected Quarterly Financial Data (Unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for the 2002 and 2001 fiscal year periods.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
FISCAL YEAR 2002
Total revenue	$7,192,319	$8,358,313	$9,503,501	$10,034,949
Cost of revenue	4,533,450	5,004,023	5,254,253	5,659,273
Net loss	(1,493,981)	(1,276,898)	(864,278)	(845,478)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.03)	$(0.03)

FISCAL YEAR 2001
Total revenue	$2,761,204	$3,832,886	$4,741,212	$5,670,458
Cost of revenue	2,407,992	3,291,375	3,415,493	3,850,518
Net loss	(3,085,843)	(4,231,288)	(1,689,156)	(1,605,858)
Deemed dividend related to beneficial conversion feature of preferred stock	(5,000,001)	—	—	—
Net loss to common stockholders	(8,085,844)	(4,231,288)	(1,689,156)	(1,605,858)
Basic and diluted net loss per share	$(2.17)	$(0.33)	$(0.07)	$(0.07)

        See Note 8 for a discussion of the preferred stock deemed dividend.

ARRAY BIOPHARMA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2000, 2001 AND 2002

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 30, 2000	$—	$—	$—	$—
Fiscal year ended June 30, 2001	—	15,000	—	15,000
Fiscal year ended June 30, 2002	15,000	10,000	—	25,000
Inventory reserve
Fiscal year ended June 30, 2000	$51,535	$29,359	$—	$80,894
Fiscal year ended June 30, 2001	80,894	254,036	—	334,930
Fiscal year ended June 30, 2002	334,930	283,995	—	618,925

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the information under the captions "Proposal 1—Election of Directors", "Executive Officers and Other Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 31, 2002.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to the information under the captions "Principal Stockholders" and "Equity compensation Plan Information" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 31, 2002.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Transactions" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 31, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1. FINANCIAL STATEMENTS

        The financial statements are listed under Part II, Item 8 of this report.

        Index to Financial Statements

  (a)
  Balance Sheets at June 30, 2002 and 2001

  (b)
  Statements of Operations for each of the three years in the period ended June 30, 2002

  (c)
  Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2002

  (d)
  Statements of Cash Flows for each of the three years in the period ended June 30, 2002

  (e)
  Notes to Financial Statements

  2.
  FINANCIAL STATEMENT SCHEDULES

  The following financial schedule of Array BioPharma Inc. is included under Part II, Item 8 of this report. Schedule II—Valuation and Qualifying Accounts

  Schedules other than that which is listed above have been omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

  3.
  EXHIBITS

  Exhibits are set forth in the "Index to Exhibits" below

(b)
REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2002

        None.

(c)
EXHIBITS—Registrant hereby files as part of this Annual Report on form 10-K the exhibits listed on the "Index to Exhibits" below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
By:	/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer
Signature	Title	Date

/s/ ROBERT E. CONWAY Robert E. Conway	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2002
/s/ KYLE LEFKOFF Kyle Lefkoff	Chairman of the Board of Directors	September 27, 2002
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2002
/s/ FRANCIS J. BULLOCK, PH.D. Francis J. Bullock, Ph.D.	Director	September 27, 2002
/s/ MARVIN H. CARUTHERS, PH.D. Marvin H. Caruthers, Ph.D.	Director	September 27, 2002
/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	September 27, 2002
/s/ KEVIN KOCH, PH.D. Kevin Koch, Ph.D.	Director	September 27, 2002
/s/ ROBERT W. OVERELL, PH.D. Robert W. Overell, Ph.D.	Director	September 27, 2002
/s/ DAVID L. SNITMAN, PH.D. David L. Snitman, Ph.D.	Director	September 27, 2002
/s/ JOHN L. ZABRISKIE, PH.D. John L. Zabriskie, Ph.D.	Director	September 27, 2002

I, Robert E. Conway, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Array BioPharma Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer

I, R. Michael Carruthers, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Array BioPharma Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(1)	Amended and Restated Bylaws of Array BioPharma Inc.
3.3	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
10.1	(1)	1998 Stock Option Plan effective July 1, 1998, as amended
10.2	(1)	Amended and Restated Stock Option and Incentive Plan
10.3	(1)	Employee Stock Purchase Plan
10.4	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.5	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.6	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.7	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.8	(1)	Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated July 1998
10.9	(1)	First Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 1999
10.10	(6)	Second Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 2001
10.11	(6)	Option Agreement by and between Registrant, as Subtenant, and Boulder Headquarters LLC, as Landlord, dated April 1, 2001
10.12	(1)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 28, 2000
10.13	(4)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 11, 2002
10.14	(2)	Revised Employment Agreement by and between Registrant and Robert E. Conway dated November 15, 2001
10.15	(1)	Form of Employment Agreement dated September 1, 2000 by and between Registrant and each of Laurence Burgess, Jonathan Josey, Anthony D. Piscopio, David L. Snitman, Kevin Koch and R. Michael Carruthers
10.16		Employment Agreement effective as of March 2002 between Registrant and John Moore
10.17	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.18	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.19	(1)	Custom Synthesis Fee-For-Service Agreement between Registrant and Merck & Co., Inc. dated May 14, 1999

10.20	(1)	Array Library Screening Agreement between Registrant and E.I. du Pont de Nemours and Company dated August 1, 2000
10.22	(1)	Drug Discovery Collaboration Agreement between Registrant and ICOS Corporation dated July 31, 2000
10.22	(1)	Diversity Library Screening Agreement between Registrant and Tularik Inc. dated June 10, 1999, as amended
10.23	(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.24	(1)	Custom Synthesis Development and Supply Agreement between Registrant and Merck & Co., Inc. dated September 6, 2000
10.25	(1)	Research and License Agreement between Registrant and Amgen Inc. dated October 26, 2000
10.26	(6)	Letter Agreement dated March 17, 2001 by and between Registrant and ICOS Corporation amending the Drug Discovery Collaboration Agreement dated July 31, 2000
10.27	(3)	Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001
10.28	(3)	Collaboration Agreement by and between Registrant and Vertex Pharmaceuticals Incorporated, dated August 1, 2001
10.29	(3)	Drug Discovery Collaboration Agreement by and between Registrant and ICOS Corporation, dated August 7, 2001
10.30	(5)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.31	(7)	Agreement for the Supply of Compounds between Registrant and Pfizer Inc dated as of October 15, 2001
10.32	(7)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001
10.33	(8)	Form of purchase order for the purchase of chemical compounds and building blocks
23.1		Consent of Ernst & Young LLP

(1)
Incorporated herein by reference to the Registrant's registration statement on Form S-1 (File No. 333-45922).

(2)
Incorporated herein by reference to the Registrant's registration statement on Form S-3 (File No. 333-76828).

(3)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-31979).

(4)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 (File No. 000-31979).

(5)
Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001 (File No. 000-31979).

(6)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 000-31979).

(7)
Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 000-31979).

(8)
Incorporated herein by reference to the Current Report on Form 8-K as of January 15, 2002 (File No. 000-31979).

QuickLinks

RISK FACTORS
Risks Related to Operating in Our Industry
Risks Related to Our Stock
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
ARRAY BIOPHARMA INC. BALANCE SHEETS
ARRAY BIOPHARMA INC. STATEMENTS OF OPERATIONS
ARRAY BIOPHARMA INC. STATEMENTS OF CASH FLOWS
ARRAY BIOPHARMA INC. NOTES TO FINANCIAL STATEMENTS
ARRAY BIOPHARMA INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FISCAL YEARS ENDED JUNE 30, 2000, 2001 AND 2002
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX