Form 10-Q
period 2002-09-30
ARRAY BIOPHARMA INC
filed 2002-11-13
CIK 1100412

Use these links to rapidly review the document
ARRAY BIOPHARMA INC. TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-31979

Array BioPharma Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1460811 (I.R.S. Employer Identification No.)
3200 Walnut Street, Boulder, CO (Address of Principal Executive Offices)	80301 (Zip Code)

(303) 381-6600
(Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

As of November 8, 2002, the registrant had 27,716,031 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.
TABLE OF CONTENTS

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.
CONDENSED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,985,747	$35,385,675
Marketable securities	18,110,532	24,212,076
Accounts receivable, net	3,876,819	2,491,749
Inventories, net	9,454,566	8,469,663
Prepaid expenses, advances and deposits	788,224	805,244

Total current assets	66,215,888	71,364,407
Property, plant and equipment, net	38,924,147	35,788,062
Other assets	767,047	762,516

Total assets	$105,907,082	$107,914,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade	$5,265,027	$6,369,541
Advance payments from customers	5,426,836	5,897,467
Accrued compensation and benefits	882,073	1,102,402
Other current liabilities	434,576	644,539

Total current liabilities	12,008,512	14,013,949
Stockholders' equity:
Preferred stock	—	—
Common stock	27,674	27,520
Additional paid-in capital	123,759,312	123,274,749
Accumulated deficit	(25,796,096)	(24,581,893)
Notes receivable for common stock—related party	—	(155,625)
Accumulated other comprehensive income	29,130	33,300
Deferred compensation	(4,121,450)	(4,697,015)

Total stockholders' equity	93,898,570	93,901,036

Total liabilities and stockholders' equity	$105,907,082	$107,914,985

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenue
Collaboration revenue	$10,223,930	$6,915,980
License, royalty and milestone revenue	279,816	276,339

Total revenue	10,503,746	7,192,319
Costs and expenses
Cost of revenue*	5,999,649	4,533,450
Research and development expenses*	3,888,586	2,785,047
Selling, general and administrative expenses*	2,086,159	1,829,028

Total operating expenses	11,974,394	9,147,525

Loss from operations	(1,470,648)	(1,955,206)
Interest income	256,445	461,225

Net loss	$(1,214,203)	$(1,493,981)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Number of shares used to compute per share data	27,558,285	23,350,869

* Includes compensation related to option grants
Cost of revenue	$264,902	$270,755
Research and development expenses	176,602	180,503
Selling, general and administrative expenses	134,061	248,591

Total	$575,565	$699,849

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(1,214,203)	$(1,493,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,521,485	900,115
Compensation related to stock option grants	575,565	699,849
Changes in operating assets and liabilities	(4,359,948)	(1,385,352)

Net cash used in operating activities	(3,477,101)	(1,279,369)
Investing activities
Purchases of property, plant and equipment and long-term assets	(4,662,101)	(6,963,856)
Purchases of marketable securities	(12,902,626)	(8,910,607)
Proceeds from sale or maturity of marketable securities	19,000,000	10,000,000

Net cash provided by (used in) investing activities	1,435,273	(5,874,463)
Financing activities
Proceeds from repayment of notes receivable for common stock	157,183	—
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	484,717	264,593

Net cash provided by financing activities	641,900	264,593

Net decrease in cash and cash equivalents	(1,399,928)	(6,889,239)
Cash and cash equivalents, beginning of period	35,385,675	17,961,699

Cash and cash equivalents, end of period*	$33,985,747	$11,072,460

*
Excludes marketable securities totaling $18,110,532 and $28,706,897 as of September 30, 2002 and 2001, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1: Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2002, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the "Company" or "Array") filed on September 30, 2002, with the Securities and Exchange Commission.

Note 2: Cash Equivalents and Marketable Securities

        Management has determined that certain cash equivalents and marketable securities held by the Company at September 30, 2002 and June 30, 2002, were classified as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

Note 3: Inventory Components

	September 30, 2002	June 30, 2002
Fine chemicals	$2,793,265	$2,624,354
Lead Generation Libraries, custom libraries and Optimer building blocks	7,301,341	6,464,234

Total inventories at cost	10,094,606	9,088,588
Less reserves	(640,040)	(618,925)

Total inventories, net	$9,454,566	$8,469,663

Note 4: Comprehensive Income

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

	Three Months Ended September 30,
	2002	2001
Net loss	$(1,214,203)	$(1,493,981)
Change in unrealized gain (loss) on marketable securities	(4,170)	46,134

Total comprehensive loss	$(1,218,373)	$(1,447,847)

Note 5: Preferred and Common Stock

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

        On February 12, 2002, the Company completed a follow-on public offering of 3,450,000 shares of its common stock, including 450,000 shares for the exercise of the underwriters' over-allotment option. The Company received net proceeds of $31.8 million from this public offering, net of $2.7 million in expenses and underwriters' discount relating to the issuance and distribution of the securities.

        In September 2002, the Company received $157,183 from a Company founder as full repayment of an outstanding note receivable balance, including accrued interest, payable in connection with the purchase by the founder of shares of the Company's common stock in May 1998. All notes receivable for common stock have been fully repaid by the Company founders.

Note 6: Revenue Recognition

        The Company recognizes revenue from full-time equivalent fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of the Company's performance obligations under the related contract.

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

Note 7: Net Loss Per Share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if their effect is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive.

Note 8: Stockholder Rights Plan

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

Note 9: Collaboration Agreements

        In September 2002, the Company entered into a drug discovery collaboration agreement with InterMune, Inc. to create small molecule therapeutics for hepatitis. InterMune will fund drug discovery research conducted by the Company based on the number of Company scientists working on the research phase of the agreement. InterMune will be responsible for all development and commercialization. The Company will be entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as royalties on net sales of products derived from the collaborative efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, our ability to create successful drug candidates, and our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission on September 30, 2002. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

        Array BioPharma is a drug discovery company creating new small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use the Array Discovery Platform, our integrated set of drug discovery technologies, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and to build our own pipeline of proprietary drug candidates.

        We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of September 30, 2002, we had an accumulated deficit of $25.8 million.

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

        Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization services to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for clinical testing. We have completed construction of a cGMP manufacturing facility, which will allow us to produce chemical compounds that meet cGMP requirements for Phase I clinical testing. We recently completed validation of this capability in accordance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign during fiscal year 2003.

        We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, nine of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and nine of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Three of our collaboration agreements provide for an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. During November 2001, we earned our first milestone payment from ICOS Corporation with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

        We have increased the number of our collaboration agreements, which has diversified our revenue base. During the three months ended September 30, 2002, ICOS Corporation, Merck & Co., Inc., Amgen Inc., and Eli Lilly and Company accounted for 18%, 16%, 12% and 10%, respectively, of our total revenue. During fiscal year 2002, ICOS, Pfizer Inc, Merck and Eli Lilly accounted for 17%, 16%, 15% and 14%, respectively, of our total revenue.

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

        We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% and 12% of our total revenue during fiscal years 2001 and 2002, respectively, and 10% for the first three months of fiscal year 2003. During fiscal year 2001 as well as the first three months of fiscal year 2003, the majority of international revenue was attributed to Japanese sales. During fiscal year 2002 the majority of international revenue was attributed to both European and Japanese sales. All of our collaboration agreements and purchase orders are denominated in United States dollars.

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

Deferred Stock Compensation

        During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $12.9 million. We recorded compensation expense related to stock option grants of $1.1 million for fiscal year 2000, $4.7 million for fiscal year 2001, $2.4 million for fiscal year 2002 and approximately $576,000 for the three months ended September 30, 2002. As of September 30, 2002, we had a total of $4.1 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through September 30, 2002, as follows: $1.7 million during the remainder of fiscal year 2003; $2.3 million in fiscal year 2004; and approximately $183,000 in fiscal year 2005.

Results of Operations

Three Months Ended September 30, 2002 and 2001

        Revenue.    Total revenue increased to $10.5 million for the three months ended September 30, 2002, up 46% from $7.2 million in the same period of the prior year. This increase was primarily the result of $2.2 million of additional revenue generated from our lead optimization collaborations with ICOS, Vertex Pharmaceuticals Incorporated, Takeda Chemical Industries, Ltd., Japan Tobacco Inc. and Syrrx, Inc., and our custom library collaboration with Merck. In addition, subscriptions to our Lead Generation Libraries increased by $1.6 million while our Optimer building blocks decreased by approximately $514,000 for the three months ended September 30, 2002, compared to the same period in the prior year.

        Cost of revenue.    Cost of revenue increased to $6.0 million for the three months ended September 30, 2002, from $4.5 million in the same period of the prior year. This increase reflects the increased cost to support our revenue growth over the same period. The cost increase was primarily attributed to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Cost of revenue was 57% of revenue for the three months ended September 30, 2002, compared to 63% in the same period of the prior year. This decreased cost of revenue as a percentage of revenue for the three months ended September 30, 2002 was due primarily to a greater percentage of total revenue generated from our Lead Generation Libraries as well as relatively stable recruiting and relocation and other fixed costs.

        Research and development expenses.    Research and development expenses increased to $3.9 million for the three months ended September 30, 2002, from $2.8 million in the same period of the prior year. The increase in research and development expenses was primarily attributed to expansion of our own proprietary drug discovery efforts. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Research and development expenses related to our Lead Generation Libraries, Optimer building blocks and custom library collaborations remained constant for the three months ended September 30, 2002, compared to the same period in the prior year.

        Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $2.1 million for the three months ended September 30, 2002, compared to $1.8 million in the same period of the prior year. This increase was primarily attributed to increased staffing levels and expanded management.

        Compensation related to stock option grants.    Compensation expense related to stock option grants was approximately $576,000 for the three months ended September 30, 2002, compared to approximately $700,000 in the same period of the prior year. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

        Interest income.    Interest income decreased by approximately $205,000, to approximately $256,000, during the three months ended September 30, 2002, over the same period of the prior year primarily due to lower interest rates earned on investments, which more than offset our increased average cash balance.

Liquidity and Capital Resources

        As of September 30, 2002, cash, cash equivalents and marketable securities totaled $52.1 million compared to $59.6 million at June 30, 2002. Net cash used in operating activities was $3.5 million for the three-month period ended September 30, 2002. Our net loss for the same period of $1.2 million was reduced by noncash charges of $2.1 million, and our working capital increased by $4.4 million to account for the majority of net cash used in operations during the first quarter of 2003. Working capital rose due to increases in accounts receivable and inventory. Accounts payable, advance payments from customers and other liabilities also declined. The increase in these operating assets reflects the continued expansion of our business during the current fiscal year.

        During the three months ended September 30, 2002, we invested $4.7 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Financing activities provided approximately $485,000 of cash from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan. Approximately $157,000 was received from a Company founder as full repayment of an outstanding note receivable balance, including accrued interest.

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

Obligations and Commitments

        There has been no material change in the obligations and commitments of Array during the first quarter of fiscal year 2003.

        In March 2002, we entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. In connection with entering into that agreement, we agreed to make an investment in Aptus preferred stock of up to $1.5 million subject to specific conditions, including a favorable due diligence review by Array, which must be met prior to December 31, 2002. At this time, none of these conditions have been satisfied.

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

Item 4. Controls and Procedures.

        Within 90 days prior to the date of this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of the date of the evaluation, Array's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

        Subsequent to the date management conducted its evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation; therefore, no corrective actions were taken.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Form of Employment Agreement dated September 1, 2002 by and between Registrant and each of Anthony D. Piscopio, David L. Snitman, Kevin Koch and R. Michael Carruthers.
(b)
Reports on Form 8-K during the first quarter of Fiscal 2003

  The Company filed a Current Report on Form 8-K dated September 30, 2002 to file the certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, related to the Company's Annual Report on Form 10-K.

Items 1 to 5 are not applicable and have been omitted.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
Dated: November 13, 2002	By:	/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer
Dated: November 13, 2002	By:	/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

        I, Robert E. Conway, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Array BioPharma Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer

        I, R. Michael Carruthers, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Array BioPharma Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers Chief Financial Officer