Form 10-Q
period 2002-12-31
ARRAY BIOPHARMA INC
filed 2003-02-13
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-31979

Array BioPharma Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1460811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3200 Walnut Street, Boulder, CO	80301
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒   No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 7, 2003, the registrant had 27,909,066 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,374,074	$35,385,675
Marketable securities	24,209,953	24,212,076
Accounts receivable, net	2,240,652	2,491,749
Inventories, net	11,066,178	8,469,663
Prepaid expenses, advances and deposits	1,036,785	805,244
Total current assets	60,927,642	71,364,407

Property, plant and equipment, net	40,151,369	35,788,062

Other assets	801,095	762,516

Total assets	$101,880,106	$107,914,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$3,994,957	$6,369,541
Advance payments from customers	4,345,727	5,897,467
Accrued compensation and benefits	1,010,271	1,102,402
Other current liabilities	489,657	644,539
Total current liabilities	9,840,612	14,013,949

Stockholders’ equity
Preferred stock	—	—
Common stock	27,832	27,520
Additional paid-in capital	124,182,210	123,274,749
Accumulated deficit	(28,689,993)	(24,581,893)
Notes receivable for common stock - related party	—	(155,625)
Accumulated other comprehensive income	65,330	33,300
Deferred compensation	(3,545,885)	(4,697,015)
Total stockholders’ equity	92,039,494	93,901,036

Total liabilities and stockholders’ equity	$101,880,106	$107,914,985

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenue
Collaboration revenue	$9,011,492	$7,941,666	$19,235,422	$14,857,646
License, royalty and milestone revenue	490,947	416,647	770,763	692,986
Total revenue	9,502,439	8,358,313	20,006,185	15,550,632

Costs and expenses
Cost of revenue*	5,670,321	5,004,023	11,669,970	9,537,473
Research and development expenses*	4,755,005	3,262,430	8,643,591	6,047,477
Selling, general and administrative expenses*	2,201,345	1,719,704	4,287,504	3,548,732
Total operating expenses	12,626,671	9,986,157	24,601,065	19,133,682

Loss from operations	(3,124,232)	(1,627,844)	(4,594,880)	(3,583,050)

Interest income	230,335	350,946	486,780	812,171
Net loss	$(2,893,897)	$(1,276,898)	$(4,108,100)	$(2,770,879)

Basic and diluted net loss per share	$(0.10)	$(0.05)	$(0.15)	$(0.12)

Number of shares used to compute per share data	27,720,183	23,516,378	27,639,234	23,433,623

* Includes compensation related to option grants
Cost of revenue	$264,902	$270,755	$529,804	$541,510
Research and development expenses	176,602	180,503	353,204	361,006
Selling, general and administrative expenses	134,061	193,024	268,122	441,615
Total	$575,565	$644,282	$1,151,130	$1,344,131

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Operating activities
Net loss	$(4,108,100)	$(2,770,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,169,491	1,993,400
Compensation related to stock option grants	1,151,130	1,344,131
Changes in operating assets and liabilities	(6,751,854)	(50,148)
Net cash provided by (used in) operating activities	(6,539,333)	516,504

Investing activities
Purchases of property, plant and equipment and long-term assets	(7,571,377)	(11,967,600)
Purchases of marketable securities	(31,965,847)	(15,238,849)
Proceeds from sale or maturity of marketable securities	32,000,000	20,781,000
Net cash used in investing activities	(7,537,224)	(6,425,449)

Financing activities
Proceeds from exercise of stock options, shares issued under the employee stock purchase plan and repayment of notes receivable	1,064,956	619,056
Net cash provided by financing activities	1,064,956	619,056

Net decrease in cash and cash equivalents	(13,011,601)	(5,289,889)
Cash and cash equivalents, beginning of period	35,385,675	17,961,699
Cash and cash equivalents, end of period*	$22,374,074	$12,671,810

* Excludes marketable securities totaling $24,209,953 and $24,152,469 as of December 31, 2002 and 2001, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2002, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 30, 2002, with the Securities and Exchange Commission.

Note 2:   Inventory Components

	December 31, 2002	June 30, 2002
Fine chemicals	$3,002,361	$2,624,354
Lead Generation Libraries, custom libraries and Optimer building blocks	8,845,177	6,464,234
Total inventories at cost	11,847,538	9,088,588
Less reserves	(781,360)	(618,925)
Total inventories, net	$11,066,178	$8,469,663

Note 3:   Comprehensive Loss

The Company is required to disclose, in addition to net loss, comprehensive income (loss) and its components. A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(2,893,897)	$(1,276,898)	$(4,108,100)	$(2,770,879)
Change in unrealized gain (loss) on marketable securities	36,200	(101,670)	32,030	(55,536)
Total comprehensive loss	$(2,857,697)	$(1,378,568)	$(4,076,070)	$(2,826,415)

Note 4:   Preferred and Common Stock

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

On February 12, 2002, the Company completed a follow-on public offering of 3,450,000 shares of its common stock, including 450,000 shares for the exercise of the underwriters’ over-allotment option. The Company received net proceeds of $31.8 million from this public offering, net of $2.7 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

In September 2002, the Company received $157,183 from a Company founder as full repayment of an outstanding note receivable balance, including accrued interest, payable in connection with the purchase by the founder of shares of the Company’s common stock in May 1998. All notes receivable for common stock have been fully repaid by the Company founders.

Note 5:   Revenue Recognition

The Company recognizes revenue from fees under its collaboration agreements on a monthly basis as research is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of the Company’s performance obligations under the related contract.

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Any payments received in advance from these agreements are recorded as deferred revenue until earned. The Company reports revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue in its statement of operations. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

Note 6:   Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

Note 7:   Stockholder Rights Plan

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

Note 8:   Collaboration Agreement

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

We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff, continue to scale-up our operations and increase our investment in our own proprietary drug candidates. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of December 31, 2002, we had an accumulated deficit of $28.7 million.

We generate revenue by researching, designing, synthesizing and screening chemical compounds for the invention of drug candidates for our collaborators. We report revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue in our statement of operations. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation capabilities, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization capabilities to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for clinical testing.  We have completed construction of a manufacturing facility, which will allow us to produce chemical compounds that meet current good manufacturing practices (cGMP) requirements for Phase I clinical testing. We recently completed validation of this capability in accordance with FDA regulations and anticipate being able to initiate our first cGMP manufacturing campaign during fiscal year 2003.

We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, nine of our collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and nine of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Three of our collaboration agreements provide for an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days’ prior notice. During November 2001, we earned our first milestone payment from ICOS Corporation with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

We have increased the number of our collaboration agreements, which has diversified our revenue base. During the six months ended December 31, 2002, ICOS Corporation, Merck & Co., Inc., Amgen Inc., and Eli Lilly and Company accounted for 18%, 17%, 11% and 11%, respectively, of our total revenue. During fiscal year 2002, ICOS, Pfizer Inc, Merck and Eli Lilly accounted for 17%, 16%, 15% and 14%, respectively, of our total revenue.

We recognize revenue from fees under our collaboration agreements on a monthly basis as research is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract.

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

We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% and 12% of our total revenue during fiscal years 2001 and 2002, respectively, and 12% for the first six months of fiscal year 2003. During fiscal year 2001, as well as the first six months of fiscal year 2003, the majority of international revenue was attributed to Japanese sales. During fiscal year 2002, the majority of international revenue was attributed to both European and Japanese sales. All of our collaboration agreements and purchase orders are denominated in United States dollars.

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

Deferred Stock Compensation

During fiscal years 2000 and 2001, we recorded deferred stock compensation totaling $12.9 million. We recorded compensation expense related to stock option grants of $1.1 million for fiscal year 2000, $4.7 million for fiscal year 2001, $2.4 million for fiscal year 2002 and $1.2 million for the six months ended December 31, 2002. The compensation expense related to stock option grants is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of December 31, 2002, we had a total of $3.5 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through December 31, 2002, as follows: $1.1 million during the remainder of fiscal year 2003; $2.2 million in fiscal year 2004; and approximately $183,000 in fiscal year 2005.

Results of Operations

Six Months Ended December 31, 2002 and 2001

Revenue. Total revenue increased to $20.0 million for the six months ended December 31, 2002, up 29% from $15.6 million in the same period of the prior year. This increase was primarily the result of $5.1 million of additional revenue generated from our lead optimization collaborations with ICOS, Vertex Pharmaceuticals Incorporated, Takeda Chemical Industries, Ltd., Japan Tobacco Inc., Syrrx, Inc. and InterMune, Inc., and our custom library collaboration with Merck.  In addition, revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform decreased by approximately $703,000 for the six months ended December 31, 2002, compared to the same period in the prior year. This decrease is attributable to the sale of $1.7 million of chemical compounds to a single major pharmaceutical company during the six-month period ended December 31, 2001 compared to approximately $45,000 to this same company for the six months ended December 31, 2002.

Cost of revenue. Cost of revenue increased to $11.7 million for the six months ended

December 31, 2002, from $9.5 million in the same period of the prior year. This increase reflects the increased cost to support our revenue growth over the same period. The cost increase was primarily attributed to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Cost of revenue was 58% of revenue for the six months ended December 31, 2002, compared to 61% in the same period of the prior year. This decreased cost of revenue as a percentage of revenue for the six months ended December 31, 2002 was due primarily to relatively stable recruiting and relocation and other fixed costs.

Research and development expenses.  Research and development expenses increased to $8.6 million for the six months ended December 31, 2002, from $6.0 million in the same period of the prior year. The increase in research and development expenses was primarily attributed to expansion of our own proprietary drug discovery efforts. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Research and development expenses related to our Lead Generation Libraries, Optimer building blocks and custom library collaborations increased slightly for the six months ended December 31, 2002, compared to the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $4.3 million for the six months ended December 31, 2002, compared to $3.5 million in the same period of the prior year. This increase was primarily attributed to increased staffing levels and expanded management.

Compensation related to stock option grants. Compensation expense related to certain stock option grants was $1.2 million for the six months ended December 31, 2002, compared to $1.3 million in the same period of the prior year. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income decreased by approximately $325,000, to approximately $487,000, during the six months ended December 31, 2002, over the same period of the prior year primarily due to lower interest rates earned on investments, which more than offset our increased average cash balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of December 31, 2002, cash, cash equivalents and marketable securities totaled $46.6 million compared to $59.6 million at June 30, 2002. Net cash used in operating activities was $6.5 million for the six months ended December 31, 2002, compared to net cash provided by operating activities of approximately $517,000 for the same period in 2001. During the first six months of fiscal year 2003, our net loss of $4.1 million was reduced by noncash charges of $4.3 million, and our working capital increased by $6.8 million to account for the majority of net cash used in operations. Working capital rose due to increases in inventory, while accounts payable and advance payments from customers declined. The increase in these operating assets reflects the continued expansion of our business during the current fiscal year.

During the six months ended December 31, 2002, we invested $7.6 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Financing activities provided approximately $908,000 of cash from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan. Approximately $157,000 was received from one of Array’s founders as full repayment of an outstanding note receivable balance, including accrued interest.

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

Obligations and Commitments

There has been no material change in the obligations and commitments of Array during the first six months of fiscal year 2003.

Our obligation under the March 2002 drug discovery collaboration agreement with Aptus Genomics to make an investment in Aptus preferred stock of up to $1.5 million terminated as of December 31, 2002 because certain conditions to our investment were not met.

At December 31, 2002, the Company had restricted cash of approximately $970,000 as a compensating balance to support outstanding letters of credit that were issued during the prior fiscal year in relation to the Company’s facilities leases.

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

Item 4.   Controls and Procedures.

Within 90 days prior to the date of this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of the date of the evaluation, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

PART II

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on October 31, 2002. At that meeting, five proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three Class II directors to serve a three-year term expiring on the date of the 2005 annual meeting of stockholders. The three nominees for Class II director were Robert E. Conway, Kyle Lefkoff and Marvin H. Caruthers, Ph.D.  Proposal 2 was a proposal to amend the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan increasing the number of shares of common stock reserved for grant thereunder by 2,750,000 shares. Proposal 3 was a proposal to amend the Array

BioPharma Inc. Employee Stock Purchase Plan (the “ESPP”) increasing the number of shares of common stock reserved for issuance thereunder by 400,000 shares. Proposal 4 was a proposal to amend the ESPP removing an eligibility requirement prohibiting employees whose customary employment is less than 20 hours per week from participating in the ESPP. Proposal 5 was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2003. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2002. The stockholders approved all proposals as follows:

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Not Voted
Proposal 1 — Election of Class II directors
Robert E. Conway	21,425,576	—	3,347,900	—
Kyle Lefkoff	24,210,309	—	563,167	—
Marvin H. Caruthers, Ph.D.	24,471,924	—	301,552	—

Proposal 2 — Amendment to the Amended and Restated Stock Option and Incentive Plan	13,798,525	6,851,083	17,249	4,106,619

Proposal 3 — Amendment to the Employee Stock Purchase Plan increasing the number of shares	20,291,026	365,791	10,040	4,106,619

Proposal 4 — Amendment to the Employee Stock Purchase Plan removing an eligibility requirement	24,236,939	258,036	278,501	—

Proposal 5 — Ratification of the appointment of Ernst & Young LLP	24,573,542	189,098	10,836	—

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

None

(b)                                 Reports on Form 8-K during the second quarter of Fiscal 2003

The Company filed a Current Report on Form 8-K dated November 13, 2002 to file the certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, related to the Company’s Annual Report on Form 10-K.

The Company filed a Current Report on Form 8-K dated December 19, 2002 to file a press release announcing adjusted growth expectations for fiscal year 2003.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated:	February 13, 2003	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated:	February 13, 2003	By:	/s/ R. Michael Carruthers
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
	/s/	R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer