Form 10-Q
period 2003-03-31
ARRAY BIOPHARMA INC
filed 2003-05-14
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

As of May 9, 2003, the registrant had  28,102,177 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$26,837,163	$35,385,675
Marketable securities	14,171,485	24,212,076
Accounts receivable, net	1,433,659	2,491,749
Inventories, net	12,254,466	8,469,663
Prepaid expenses, advances and deposits	563,634	805,244
Total current assets	55,260,407	71,364,407

Property, plant and equipment, net	39,566,151	35,788,062

Other assets	870,492	762,516

Total assets	$95,697,050	$107,914,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,818,351	$6,369,541
Advance payments from customers	3,740,621	5,897,467
Accrued compensation and benefits	1,206,309	1,102,402
Other current liabilities	1,188,592	644,539
Total current liabilities	8,953,873	14,013,949

Stockholders’ equity
Preferred stock	—	—
Common stock	28,069	27,520
Additional paid-in capital	124,457,306	123,274,749
Accumulated deficit	(34,803,488)	(24,581,893)
Notes receivable for common stock - related party	—	(155,625)
Accumulated other comprehensive income	31,610	33,300
Deferred compensation	(2,970,320)	(4,697,015)
Total stockholders’ equity	86,743,177	93,901,036

Total liabilities and stockholders’ equity	$95,697,050	$107,914,985

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue
Collaboration revenue	$7,744,103	$9,241,968	$26,979,525	$24,099,614
License, royalty and milestone revenue	282,414	261,533	1,053,177	954,519
Total revenue	8,026,517	9,503,501	28,032,702	25,054,133

Costs and expenses
Cost of revenue*	5,753,574	5,254,253	17,423,544	14,791,726
Research and development expenses*	6,013,884	3,663,681	14,657,475	9,711,158
Selling, general and administrative expenses*	2,544,759	1,726,831	6,832,263	5,275,563
Total operating expenses	14,312,217	10,644,765	38,913,282	29,778,447

Loss from operations	(6,285,700)	(1,141,264)	(10,880,580)	(4,724,314)

Interest income	172,205	276,986	658,985	1,089,157
Net loss	$(6,113,495)	$(864,278)	$(10,221,595)	$(3,635,157)

Basic and diluted net loss per share	$(0.22)	$(0.03)	$(0.37)	$(0.15)

Number of shares used to compute per share data	27,930,326	25,437,724	27,734,848	24,091,905

* Includes compensation related to option grants
Cost of revenue	$264,902	$270,755	$794,706	$812,265
Research and development expenses	176,602	180,504	529,806	541,510
Selling, general and administrative expenses	134,061	137,456	402,183	579,071
Total	$575,565	$588,715	$1,726,695	$1,932,846

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(10,221,595)	$(3,635,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,166,198	3,237,219
Compensation related to stock option grants	1,726,695	1,932,846
Changes in operating assets and liabilities	(7,546,737)	(576,696)
Net cash provided by (used in) operating activities	(10,875,439)	958,212

Investing activities
Purchases of property, plant and equipment and long-term assets	(9,052,263)	(16,522,372)
Purchases of marketable securities	(32,002,379)	(29,046,456)
Proceeds from sale or maturity of marketable securities	42,041,280	39,656,000
Net cash provided by (used in) investing activities	986,638	(5,912,828)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	31,888,047
Proceeds from exercise of stock options, shares issued under the employee stock purchase plan and repayment of notes receivable	1,340,289	1,193,274
Net cash provided by financing activities	1,340,289	33,081,321

Net increase (decrease) in cash and cash equivalents	(8,548,512)	28,126,705
Cash and cash equivalents, beginning of period	35,385,675	17,961,699
Cash and cash equivalents, end of period*	$26,837,163	$46,088,404

* Excludes marketable securities totaling $14,171,485 and $18,912,027 as of March 31, 2003 and 2002, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2002, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 30, 2002, with the Securities and Exchange Commission.

Note 2: Inventory Components

	March 31, 2003	June 30, 2002
Fine chemicals	$3,145,512	$2,624,354
Lead Generation Libraries, custom libraries and Optimer building blocks	9,984,263	6,464,234
Total inventories at cost	13,129,775	9,088,588
Less reserves	(875,309)	(618,925)
Total inventories, net	$12,254,466	$8,469,663

Note 3: Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss	$(6,113,495)	$(864,278)	$(10,221,595)	$(3,635,157)
Change in unrealized gain (loss) on marketable securities	(33,720)	(173,049)	(1,690)	(228,585)
Total comprehensive loss	$(6,147,215)	$(1,037,327)	$(10,223,285)	$(3,863,742)

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

Note 8: Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related pronouncements. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

The Company adopted the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share for annual and interim financial statements.  The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(6,113,495)	$(864,278)	$(10,221,595)	$(3,635,157)
Add: Stock-based employee compensation expense included in reported net loss	575,565	588,715	1,726,695	1,932,846

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(2,110,533)	(1,380,597)	(6,264,350)	(4,016,569)
Pro forma net loss	$(7,648,463)	$(1,656,160)	$(14,759,250)	$(5,718,880)

Net loss per share:
Basic and diluted - as reported	$(0.22)	$(0.03)	$(0.37)	$(0.15)
Basic and diluted - pro forma	$(0.27)	$(0.07)	$(0.53)	$(0.24)

Note 9: Restructuring

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 during the third quarter of fiscal 2003. In March 2003, the Company reduced its workforce in order to reduce costs and match its headcount resources with the near-term demand for its collaboration programs. As of March 31, 2003, 31 employees were terminated across all employee levels and business functions. This reduction resulted in a charge to operations in the third quarter of fiscal 2003 of approximately $579,000 for termination-related costs. Termination costs include severance packages and out-placement services for affected employees and are included in selling, general and administrative expenses on the statement of operations and in other current liabilities on the balance sheet at March 31, 2003. As of March 31, 2003, approximately $39,000 in termination-related costs had been paid and the remaining termination costs are expected to be paid in full by June 30, 2003. The table below displays the activity and liability balance of this charge.

	Balance at 6/30/2002	Charges	Payments	Balance at 3/31/2003

Termination-related costs	$—	$579,300	$39,183	$540,117

Note 10: Financial Guarantees

At March 31, 2003, the Company had restricted cash of $1.1 million as a compensating balance to support outstanding letters of credit that were issued during the prior fiscal year in relation to its facilities leases.

Note 11: Collaboration Agreement

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, our ability to create successful drug candidates, and our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission on September 30, 2002.  We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

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

We have incurred net losses since inception and expect to incur losses in the near future as we increase our investment in our own proprietary drug candidates. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of March 31, 2003, we had an accumulated deficit of $34.8 million.

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

Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation capabilities, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization capabilities to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for clinical testing.  We have completed construction of a manufacturing facility, which will allow us to produce chemical compounds that meet current good manufacturing practices (cGMP) requirements for Phase I clinical testing. We recently completed validation of this capability in accordance with FDA regulations and initiated our first cGMP manufacturing campaign in January 2003 for a proprietary preclinical drug candidate.

We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, seven of our current and two of our past collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and provide for royalty payments based on sales of products created as a result of these collaborations. Three of our collaboration agreements provided an up-front license or technology access fee, and one of our collaboration agreements generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days’ prior notice. During November 2001, we earned our first milestone payment from ICOS Corporation with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

We have increased the number of our collaboration agreements, which has diversified our revenue base. During the nine months ended March 31, 2003, ICOS Corporation, Merck & Co., Inc., Eli Lilly and Company, and Amgen Inc. accounted for 19%, 15%, 11% and 10%, respectively, of our total revenue. During fiscal year 2002, ICOS, Pfizer Inc, Merck and Eli Lilly accounted for 17%, 16%, 15% and 14%, respectively, of our total revenue.

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

Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses. In addition, termination-related costs associated with a reduction in workforce completed in March 2003 are recorded as selling, general and administrative expenses.

We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 9% and 12% of our total revenue during fiscal years 2001 and 2002, respectively, and 13% for the first nine months of fiscal year 2003. During fiscal year 2001, as well as the first nine months of fiscal year 2003, the majority of international revenue was attributed to Japanese sales. During fiscal year 2002, the majority of international revenue was attributed to both European and Japanese sales. All of our collaboration agreements and purchase orders are denominated in United States dollars.

We plan to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments. We also expect to enter into agreements to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, milestone and/or royalty payments.

Deferred Stock Compensation

We recorded approximately $576,000 and $1.7 million of compensation expense related to stock option grants for the three and nine-month periods ended March 31, 2003, respectively. The compensation expense related to stock option grants is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of March 31, 2003, we had a total of $3.0 million of remaining deferred stock compensation to be amortized. We expect to amortize deferred stock compensation recorded through March 31, 2003, as follows: approximately $575,000 during the remainder of fiscal year 2003; $2.2 million in fiscal year 2004; and approximately $183,000 in fiscal year 2005.

Results of Operations

Three and Nine Months Ended March 31, 2003 and 2002

Revenue. Total revenue for the three months ended March 31, 2003 was $8.0 million, down 16% from $9.5 million in the same period of the prior year. This decrease was primarily the result of lower revenue from subscriptions and sales of our chemical compounds from our Array Discovery Platform, which decreased by $3.8 million during the third quarter of fiscal 2003 over the comparable period of fiscal 2002. The $3.8 million decrease is attributable to a single major pharmaceutical company. During the third quarter of fiscal 2003, our revenue from lead optimization collaborations increased by $2.3 million, compared to the same period in the prior year primarily from our new collaboration agreements with Japan Tobacco Inc., Syrrx, Inc. and InterMune, Inc., as well as our custom library collaboration with Merck. Total revenue increased to $28.0 million for the nine months ended March 31, 2003, up 12% from $25.1 million in the same period of the prior year. This increase was primarily the result of $7.4 million of additional revenue generated from our lead optimization collaborations with ICOS, Vertex Pharmaceuticals Incorporated, Takeda Chemical Industries, Ltd., Japan Tobacco, Syrrx, and InterMune, and our custom library collaboration with Merck.  In addition, revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform decreased by $4.5 million for the nine months ended March 31, 2003, compared to the same period in the prior year. This decrease is attributable to the net reduction of $5.5 million of sales of chemical compounds to a single major pharmaceutical company. Two of our lead optimization collaborations ended on March 31, 2003. As a result, we expect a decline in our revenue for the fourth quarter of fiscal 2003, compared to the levels achieved in the quarter ended March 31, 2003.

Cost of revenue. Cost of revenue increased to $5.8 million for the three months ended March 31, 2003, from $5.3 million in the same period of the prior year. Cost of revenue was $17.4 million and $14.8 million for the nine months ended March 31, 2003 and 2002, respectively.  These increases reflect the increased cost to support the growth in our lead optimization collaborations over the same period. The cost increase was primarily attributed to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. Cost of revenue increased to 72% of revenue for the three months ended March 31, 2003, from 55% in the same period of the prior year. Cost of revenue was 62% of revenue and 59% for the nine months ended March 31, 2003 and 2002, respectively.   The increased cost of revenue as a percentage of revenue for the three and nine months ended March 31, 2003, was due primarily to lower revenue being generated from subscriptions and sales of chemical compounds from our Array Discovery Platform.

Research and development expenses.  Research and development expenses increased to $6.0 million for the three months ended March 31, 2003, from $3.7 million in the same period of the prior year. Research and development expenses were $14.7 million and $9.7 million for the nine months ended March 31, 2003 and 2002, respectively. Approximately $1.4 million and $3.8 million of the increase in research and development expenses for the three and nine month periods ended March 31, 2003, respectively, was attributed to expansion of our own proprietary drug discovery efforts, while the remainder of the increase was for our Lead Generation Libraries, Optimer® building blocks and custom library collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2.5 million for the three months ended March 31, 2003, compared to $1.7 million in the same period of the prior year. Selling, general and administrative expenses were $6.8 million and $5.3 million for the nine months ended March 31, 2003 and 2002, respectively. During March 2003, we reduced our workforce by 31 employees in order to reduce costs and match our headcount resources with the near-term demand for our collaboration programs. This reduction resulted in a charge to operations of approximately $579,000 for termination-related costs consisting primarily of severance payments and out-placement services for affected employees. As of March 31, 2003, approximately $39,000 of these costs had been paid, and we expect that the remaining costs will be paid by June 30, 2003. Selling, general and administrative expenses for the three months ended March 31, 2003, without these termination-related costs, were $2.0 million, up from $1.7 million in the same period of the prior year. For the nine months ended March 31, 2003, selling, general and administrative expense without these termination-related costs were $6.3 million, up from $5.3 million in the same period of the prior year. These increases since the third quarter of the prior year were primarily attributed to expanded management and increased business development and administrative staffing levels as well as increased facilities-related expenditures during the current fiscal year.

Compensation related to stock option grants. Compensation expense related to certain stock option grants was approximately $576,000 for the three months ended March 31, 2003, compared to approximately $589,000 in the same period of the prior year. For the nine months ended March 31, 2003, these charges were $1.7 million, down from $1.9 million in the same period of the prior year. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income decreased to approximately $172,000 for the three months ended March 31, 2003, from approximately $277,000 in the same period of the prior year primarily due to lower interest rates on a lower average cash balance. For the nine months ended March 31, 2003, interest income decreased to approximately $659,000, from $1.1 million in the same period of the prior year primarily due to lower interest rates earned on investments, which more than offset our increased average cash balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of March 31, 2003, cash, cash equivalents and marketable securities totaled $41.0 million compared to $59.6 million at June 30, 2002. Net cash used in operating activities was $10.9 million for the nine months ended March 31, 2003, compared to net cash provided by operating activities of approximately $958,000 for the same period in 2002. During the first nine months of fiscal year 2003, our net loss of $10.2 million was reduced by noncash charges of $6.9 million, and our working capital increased by $7.5 million to account for the majority of net cash used in operations. Working capital rose due to increases in inventory, while accounts payable and advance payments from customers declined.

During the nine months ended March 31, 2003, we invested $9.1 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Financing activities provided $1.2 million of cash from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan. Approximately $157,000 was received in September 2002 from one of Array’s founders as full repayment of an outstanding note receivable balance, including accrued interest.

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

Obligations and Commitments

There has been no material change in the obligations and commitments of Array during the nine months of fiscal year 2003.

At March 31, 2003, we had restricted cash of $1.1 million as a compensating balance to support outstanding letters of credit that were issued during the prior fiscal year in relation to our facilities leases.

Critical Accounting Policies

We believe the policies identified below are critical to the understanding of our results of operations and require our management to make significant judgments in preparing the financial statements included in this report.  Management has made estimates and assumptions based on these policies. We do not believe that there is a great likelihood that materially different amounts would be reported if different assumptions were used.  However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Inventory Valuation

Our inventories are a significant component of our total assets. In addition, the value at which we carry our inventory directly impacts our results of operations. Our inventories primarily consist of individual chemical compounds in the form of Optimer® building blocks, our Lead Generation Libraries, custom libraries and commercially available fine chemicals. Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We design and produce chemical compounds comprising our Lead Generation Libraries, custom libraries and Optimer® building blocks and for our proprietary research activities, and begin capitalizing costs into inventory only after technological feasibility has been established. We review inventories periodically and reduce items considered to be slow moving or obsolete to estimated net realizable value through an appropriate reserve. If our estimates of the market value of our inventory are more favorable than actual market conditions, we may be required to make additional inventory write-downs in the future.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No 94-3”). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as previously required under EITF No. 94-3. Array adopted SFAS 146 during the period ended March 31, 2003 in conjunction with our workforce reduction. See Note 9 of the Notes to Condensed Financial Statements provided elsewhere in this report.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires certain guarantees (including standby letters of credit) to be disclosed in interim and annual financial statements and recognized as a liability in the financial statements at the inception of the guarantee, initially for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this interpretation are effective for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on our financial statements. Array adopted the disclosure requirements of FIN 45 during the period ended March 31, 2003. See Note 10 of the Notes to Condensed Financial Statements provided elsewhere in this report.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition to a voluntary change to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 is not expected to have a significant impact on our financial statements. Array adopted the disclosure requirements of SFAS 148 during the period ended March 31, 2003, which can be found in Note 8 of the Notes to Condensed Financial Statements,

contained elsewhere in this report.

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

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1                           Written Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K during the third quarter of Fiscal 2003

The Company filed a Current Report on Form 8-K dated February 13, 2003, to file the certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, related to the Company’s Quarterly Report on Form 10-Q.

The Company filed a Current Report on Form 8-K dated March 31, 2003, to file a press release announcing adjusted growth expectations for fiscal year 2003.

Items 1 through 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated:	May 14, 2003	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated:	May 14, 2003	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer