Form 10-K
period 2003-06-30
ARRAY BIOPHARMA INC
filed 2003-09-26
CIK 1100412

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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
 Common Stock, Par Value $.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 29, 2003 was approximately $128,903,931. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

Number of shares outstanding of the registrant's class of common stock as of August 29, 2003: 28,270,415.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders—Part III

        This annual report filed on Form 10-K and other documents we file with the Securities and Exchange Commission contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These statements do not relate to historical matters and reflect our current expectations concerning future events. Therefore our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to collaborate with and fund third parties on their drug discovery activities, the ability of our collaborators and of Array to meet drug discovery objectives tied to milestones and royalties, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, and our ability to attract and retain experienced scientists and management. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

PART I

Item 1. Business

Overview of Array's Business

        We are a drug discovery company creating small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use the Array Discovery Platform®, our integrated set of drug discovery technologies, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and for our own pipeline of proprietary drug candidates.

        The pharmaceutical industry has an ongoing need to fill their product pipelines with quality drug candidates. In-licensed drugs accounted for nearly a third of pharmaceutical company revenue in 2001. We believe this percentage will increase and the value of in-licensed clinical candidates will escalate. In addition, recent advances in biology, including the sequencing of the human genome, have revealed thousands of additional potential drug targets that can be modulated for the treatment of disease. As a result of the proliferation of new targets, we believe the drug research and development bottleneck is shifting from the identification of new targets to the creation of safe and effective therapeutics.

        As a small molecule drug discovery company, Array is well positioned to benefit from each of these trends. We believe small molecule drugs, typically invented by chemists, have inherent advantages over other types of therapeutics, such as protein-based drugs. Advantages include a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and patient preference for a pill over an injection. Although a high proportion of biotechnology research has historically been devoted to protein-based therapeutics, approximately 87% of the top 100 prescription drugs, based on worldwide sales in 2002, are small molecule drugs. Accordingly, we believe that there will be increased emphasis on small molecule drug discovery in the biotechnology industry.

        Our mission is to be the industry leader in small molecule drug discovery by utilizing the Array Discovery Platform to efficiently create high-quality drug candidates. The Array Discovery Platform is a fully integrated drug discovery capability containing technologies necessary to create a drug candidate. Early in the drug discovery process, our scientists engineer into a drug candidate desirable drug characteristics, such as improved potency, specificity and dosing regimen and reduced side effect profile. We believe that the early optimization of superior drug characteristics will reduce the failure rate of drug candidates, thus increasing research productivity.

        To capitalize upon opportunities in drug discovery, we believe that an experienced scientific team with a track record of success in drug discovery is crucial. Accordingly, we have grown our staff to 244 full-time employees as of June 30, 2003, including 183 scientists, of whom 106 have Ph.D.s and 74 have experience at large pharmaceutical or biotechnology companies. Members of our scientific staff have contributed during their careers to more than 20 Investigational New Drug applications, or INDs, and are inventors on over 200 drug-related patents and patent applications and are authors on over 1,100 scientific publications.

        Our objective is to build the industry's premier drug discovery company by:

  •
  Continuing to enhance the Array Discovery Platform by developing novel tools and implementing new technologies to be the industry's most efficient inventor of small molecule drug candidates;

  •
  Identifying drug candidates in collaboration with leading pharmaceutical and biotechnology companies, where we receive research funding and share in the success we create through potential milestone and/or royalty payments; and

  •
  Continuing to fill our pipeline of proprietary drug candidates, which we will license for co-development and commercialization with pharmaceutical and biotechnology partners.

        Our fiscal 2003 achievements include:

  •
  Increasing revenues to $35,125,000, a slight increase compared to $35,089,000 in fiscal 2002;

  •
  Initiating research collaborations with InterMune, Inc. and GenPath Pharmaceuticals, Inc., that include research funding and potential milestones and/or royalties;

  •
  Increasing investment in Array's proprietary research to $11.2 million, compared to $5.5 million in fiscal 2002

  •
  Advancing the MEK program into development with an anticipated IND filing in fiscal 2004

  •
  Moving two other proprietary programs into early preclinical testing, for cancer and inflammation indications with the expectation of nominating a clinical candidate from one of these programs in fiscal 2004

  •
  Progressing other proprietary programs that are in lead generation, with plans to move select programs into lead optimization in fiscal 2004;

  •
  Successfully completing Array's first in-house cGMP manufacturing campaign, producing bulk quantities of Array's proprietary MEK drug candidate for development through Phase I clinical testing;

  •
  Initiating research in our new pharmacology unit, a capability that includes early toxicity, pharmacology and drug metabolism testing to determine the safety and efficacy of compounds, and that will accelerate both collaborative and proprietary research programs;

  •
  Completing the renovation of 48,000 square feet of newly acquired laboratory space, bringing Array's total facilities to 165,000 square feet;

  •
  Strengthening corporate governance with the appointment of Gil J. Van Lunsen, former Managing Partner at KPMG LLP, to Array's Board of Directors, and as Audit Committee chair. In addition, Array's Corporate Governance, Audit and Compensation Committees were reorganized to include only independent directors; and

  •
  Hiring additional experienced scientists from major pharmaceutical and biotechnology companies and top universities; we employ 183 scientists, including 106 Ph.D.s, as of June 30, 2003.

Drug Discovery and Development

        Drug discovery and development is the process of creating and evaluating drugs for the safe and effective treatment of human disease. This process requires biological, chemical and informatics expertise. The role of biology includes understanding the mechanism of diseases, identifying potential targets for therapeutic intervention and evaluating potential drug candidates. Chemistry's role includes the invention of safe and effective new chemical entities, or drug candidates, to address these targets. Informatics improves decision-making by identifying and replicating the characteristics of successful drugs, efficiently sharing current knowledge and creating databases to predict future clinical success. The drug discovery and development process encompasses the following:

        Target identification.    Targets are proteins that may play a fundamental role in the onset or progression of a particular disease. Biologists identify targets against which chemists create drug candidates. Until recently, pharmaceutical researchers were limited to studying approximately 500 biological targets. This number is being vastly expanded through genomics. Pharmaceutical and biotechnology companies are advancing many of these newly identified potential targets into drug discovery. Many other potential targets have yet to be validated, meaning that their roles in disease have yet to be established or understood.

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

  •
  Lead optimization.  Lead optimization is the iterative process of refining the chemical structure of a compound to improve its drug characteristics with the goal of producing a preclinical drug candidate. Researchers focus on a number of considerations in optimizing a drug candidate, including the following drug characteristics:

Potency.	The amount of a drug required to effectively treat the disease; the greater the potency, the smaller the required dose;
Selectivity.	The extent to which a drug interacts only with the target; enhancing selectivity may lower the probability of harmful side effects;
Toxicity.	The presence and significance of any harmful side effects;
Metabolism.	How rapidly the drug works and how long it stays effective; and
Formulation.	How the drug is administered to patients; for example, orally or by injection.
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

        Preclinical development.    Prior to human clinical testing, potential drug candidates undergo extensive in vitro, or laboratory, and in vivo, or animal model, studies to predict human drug efficacy and safety. These studies investigate efficacy and toxicity over a wide range of doses and the mechanism by which drugs are metabolized. The objective of preclinical testing is to obtain results that will allow selection of a clinical candidate to enter human clinical trials through approval of an IND application by the FDA. Preclinical development often coincides with lead optimization.

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

Issues and Opportunities in Drug Discovery

        The drug industry's need to fill product pipelines.    The pharmaceutical industry has an ongoing need to fill their product pipelines with quality drug candidates. Faced with actual and impending loss of patent exclusivity on several important products, generic competition and cost containment initiatives from government and private healthcare providers, both pharmaceutical and biotechnology companies are under severe pressure to bring additional drugs to market. We believe this need creates significant opportunities for licensing high-quality drug candidates and entering drug discovery collaborations.

        Need for improved research productivity in drug discovery and development.    Despite the recent technological advances and investment in genomics, biology, chemistry and informatics, drug research and development remains slow, expensive and risky. Estimates indicate that annual research and development spending more than tripled from 1993 to 2002, while the number of new drugs approved by the FDA during the ten years ended in 2002 only increased by 36% over the ten-year period ended in 1992. We believe this disparity provides a significant opportunity for a drug discovery organization that can efficiently create higher-quality drug candidates resulting in reduced attrition in clinical development.

        The challenge of turning genomics information into drugs.    The research and development process is experiencing a fundamental change fueled by the revolution in genomics, which has resulted in the identification of many new potential drug targets. We believe the resulting proliferation of targets from 500 to between 3,000 and 10,000 has shifted the bottleneck in drug research and development from the identification of new potential drug targets to the creation of safe and effective drugs for these targets. We believe the knowledge gained from genomics and biology and the resulting drug discovery bottleneck, coupled with the advantages of small molecule drugs, will lead to increasing investment in small molecule drug discovery.

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

The Array Solution

        Our solution to address the issues and opportunities in drug discovery is the Array Discovery Platform, our integrated suite of drug discovery technologies, which is designed to increase research productivity through creating higher-quality drug candidates and lowering clinical attrition rates. This platform includes the pragmatic integration of appropriate drug discovery technologies, enabling research tools and knowledge management through an electronic notebook and predictive computational modeling. We utilize predictive computational modeling to improve experimental design and predict favorable drug characteristics. Our experienced scientists focus on data quality, not quantity, creating superior drug candidates through improved decision-making. We believe we have implemented a unique solution to bridge the gap between target discovery and clinical development and to address the issues and opportunities in drug discovery by:

  •
  Hiring experienced scientists and organizing them into multidisciplinary teams;

  •
  Enhancing the Array Discovery Platform by continuing to develop, acquire and integrate appropriate new technologies that emphasize high-quality data generation;

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

        Create a portfolio of proprietary drug candidates.    We use the Array Discovery Platform to invent our own proprietary drug candidates against known, commercially valuable targets and expect to increase our investment in our proprietary research efforts. Our focus is on improving current drug therapies, either in clinical development or on the market, for which we have identified deficiencies. We intend to collaborate with biotechnology and pharmaceutical partners to co-develop and commercialize these drug candidates.

        Accelerate the creation of high-quality drug candidates.    Our integrated drug discovery approach simultaneously leverages multiple technologies within the Array Discovery Platform to enable our scientists to share knowledge and is designed to improve decision-making across the organization. Our experienced scientists utilize the Array Discovery Platform to invent drug candidates by understanding the complex relationships between chemical structure and desirable drug characteristics. We believe this approach speeds the creation of high-quality drug candidates and will improve success in clinical development.

        Become the drug discovery partner of choice.    We provide collaborators with a fully integrated drug discovery capability to create drug candidates against their targets. While collaborators can access individual components of this capability, we intend to continue expanding collaborations across the entire Array Discovery Platform to become the drug discovery partner of choice.

        Create a world-class scientific research environment.    We expect to grow our business by continuing to recruit experienced scientists. Our continued success in recruiting and retaining these scientists depends upon the maintenance of our culture, which emphasizes quality science, innovation and empowerment of our scientists, and our ability to provide industry competitive salaries and equity participation in our company. We are committed to continuous process improvement, implementation of new technologies, shared learning among our scientists and innovative organizational design.

        Expand our capabilities through internal development and acquisitions.    We intend to acquire or develop new technologies and capabilities to expand the Array Discovery Platform. We have completed construction of a cGMP manufacturing facility, which allows us to produce chemical compounds that meet cGMP requirements in quantities for Phase I clinical trials. In addition, we have added a capability and the necessary expertise to conduct pharmacology and toxicology studies. These additions complete the Array Discovery Platform, providing all the major capabilities required to create a drug candidate for a particular drug target. In the future, we may acquire additional laboratory sites to meet future needs and better attract scientific talent.

The Array Discovery Platform

        We believe the Array Discovery Platform, our integrated approach to drug discovery, enables us to efficiently create higher-quality drug candidates. The Array Discovery Platform includes the following technologies:

        Structural biology.    Our experienced biology teams are creating a better understanding of how small molecule drugs interact with targets. These teams clone, express and purify related families of protein targets across multiple therapeutic areas to gain insights into their function. X-ray crystallography and computational modeling are used to define the three-dimensional structures of these proteins. Utilizing this structural information, chemists can design and synthesize new analogs of lead compounds that are likely to have a better fit with the target protein and improved potency.

        Predictive informatics.    Predicting drug characteristics, such as potency, dosing frequency and potential side effects, requires powerful data mining and management tools. Our informatics teams comprise computational chemistry, scientific computing and medicinal chemistry experts who work together to increase the probability of creating a successful drug. Our proprietary software enables our scientists to search databases of existing drugs, to generate novel predictive databases and to create modeling programs designed to better-forecast drug characteristics. In addition, we use an electronic notebook to allow our scientists to collect and access information directly in the laboratory and throughout the organization. We believe the integration of these technologies improves scientific decision-making, resulting in higher-quality drug candidates.

        High throughput screening.    We develop our own assays, or format assays supplied by a collaborator, for high throughput screens and can screen up to 100,000 compounds per week. These assays are then used to screen tens of thousands of small molecule compounds to obtain quantitative measures of drug quality. We also screen selected compounds in metabolism and toxicology assays both to establish quality and to populate our predictive databases. Our computational and medicinal chemists then mine this information to design focused libraries of small molecule drug candidates.

        Cell biology.    Our cell biology group performs screening, including in high throughput format, using intact cell-based assays to complement and extend our biochemical screening capabilities. Cell-based assays allow analysis of compound activity in an environment similar to the one in which a drug would act. We have developed novel functional and mechanistic assays to guide lead optimization efforts during the early drug discovery process. Additionally, the group is responsible for developing biomarker assays, or tests to determine the biological activity of a compound in humans, that may be used in clinical development to identify patient populations and to guide dosing.

        Lead generation.    Our lead generation teams create and identify chemical compounds that demonstrate desirable drug characteristics when screened against a target. Compounds that warrant further testing and refinement as potential drug candidates are called leads.

  Optimer® building blocks

        We believe that chemists can create high value compounds more rapidly by using quality building blocks and automated chemical synthesis techniques. We recognize that a constraint in drug discovery is the availability of these high-quality building blocks. Our chemists have used our proprietary software, RADICAL, and their experience in assessing drug-relevant chemical structures to design a series of building blocks with desirable drug-relevant properties. These building blocks are added to a core chemical structure, or scaffold, during compound synthesis and are an important component of our overall drug discovery strategy. We produce primary building block sets for construction of our Lead Generation Libraries. We then use sets of complementary secondary building blocks for creating focused libraries to determine structure activity relationships, or SARs, in lead optimization programs.

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

  •
  Maximize unique pharmacophores.  Our scientists maximize the number of distinct three-dimensional drug-like shapes, or pharmacophores, during library design. This approach is designed to optimize the number of discrete compound sets within a library, with the goal of identifying the key structural features of drug-target interactions.

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

        Lead optimization.    Leads that interact with targets may come from several sources, including our libraries, rational drug design, scientific literature and our collaborations. Regardless of the source, we apply the same defined processes to optimize these leads to clinical drug candidates. We first utilize information regarding the three-dimensional structure of the target-lead interaction to design novel sets of compounds with the potential for better potency for synthesis. Next, we use our informatics capability to eliminate certain compounds that are predicted to have poor drug characteristics. We then synthesize, analyze and purify this refined set in a parallel format and screen these compounds in select assays to quantify drug characteristics. An iterative process of making small changes in chemical structure, evaluating the results and engineering improvements into the drug candidate is used to optimize its interaction with a target and refine its drug characteristics.

        Pharmacology.    Our Pharmacology group determines the pharmacokinetic profile, potency, efficacy, selectivity and potential toxicity of lead compounds. The group uses pharmacological models, with a specific focus on oncology and inflammation, to evaluate efficacy and dosing regimen of lead compounds. Toxicology testing is conducted to determine the safety profile of a compound early in development. During preclinical development, our Pharmacology group designs and oversees the necessary studies, including regulated safety pharmacology and toxicity testing, for IND application submission.

        Drug metabolism.    When optimizing desirable drug characteristics, it is often critical to determine how drugs are modified by the body at an early stage in the discovery process. We have established a series of assays to identify these metabolic changes. These assays include human liver enzyme assays, cellular assays and assays based upon samples obtained from preclinical studies. We measure both the rate at which compounds are metabolized and how they are metabolized using mass spectrometry and nuclear magnetic resonance. We also screen selected compounds in these assays to build drug metabolism databases to help predict clinical success of our future compounds.

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

  •
  Custom synthesis.  Our chemists undertake challenging syntheses on a custom basis to produce building blocks, complex intermediates and final products in either small scale or bulk quantities. We have synthesized for a number of collaborators increasingly larger quantities of compounds to meet their research needs. We intend to create proprietary processes that can be licensed to collaborators as they advance potential drug candidates into clinical trials. We have the capacity to produce lots of up to 10 kilograms.

        cGMP manufacturing.    Our cGMP manufacturing facility allows us to produce chemical compounds that meet cGMP requirements for Phase I clinical testing. This capability features three cGMP labs, which are used to manufacture kilogram-quantity bulk material and to qualify analytical reference standards and impurities. Array's chemists are skilled in rapidly producing the first qualified lot of an Active Pharmaceutical Ingredient, accelerating the start of human clinical trials.

Proprietary Drug Discovery

        We use the Array Discovery Platform to invent our own proprietary drug candidates. We plan to co-develop and commercialize these products in partnership with pharmaceutical or biotechnology companies to maximize their risk-adjusted value. Our primary research interests are cancer and inflammatory disease. We focus on biologic functions, or pathways, that have been identified as important in the treatment of human disease. Our goal is to efficiently create drug candidates aimed at targets within those pathways that have been validated by drugs that are in development or on the market. Many of these drugs have therapeutic liabilities; we seek to create clinical candidates with improved drug characteristics that overcome the liabilities, providing a competitive advantage. In addition, we may selectively seek to create first-in-class drug candidates against novel targets of broad medical interest.

        Our approach is designed to increase research productivity by taking advantage of the similarities in drug design strategies for related targets within a protein family. We identify disease-associated pathways and access targets within those pathways through publicly available human genomics information and scientific literature. These protein families will typically have similar three-dimensional structures and related biological function and/or enzymatic activity. More importantly, the experimental design expertise required to create drugs against a given target is captured and replicated against the entire target family. In parallel, we synthesize focused compound libraries, which are designed to interact with targets within a family. By screening these libraries against several targets within a family, we seek to generate multiple leads with desirable drug characteristics. Our scientists then optimize the drug characteristics of these leads to provide clinical development candidates.

        We are currently working on a number of target families, including kinases, proteases and certain enzymes, which are important targets for the treatment of cancer, arthritis, diabetes, asthma, Inflammatory Bowl Disease and Chronic Obstructive Pulmonary Disease.

  Oncology programs

        One set of pathways of interest is the cellular proliferation pathways within tumor cells. Several drugs directed against these pathways are now in clinical testing or have reached the marketplace including IRESSA® (gefitinib), Gleevec® (imatinib mesylate) and Herceptin® (Trastuzumab). In one pathway of particular interest, the EGF activation pathway, we have developed proprietary inhibitors of EGFR, ErbB-2, raf and MEK kinase targets. Our most advanced program is directed against MEK, and has yielded a clinical development candidate. With this compound, we have observed no significant adverse effects in early toxicology testing and have demonstrated efficacy in cellular and rodent models of human cancer. We have completed the synthesis of cGMP clinical supplies of our MEK candidate and have initiated regulated safety testing. In addition, we have created a series of select inhibitors in our ErbB-2 program that are now undergoing efficacy studies in models of human disease and preclinical evaluation.

  Inflammation programs

        Other pathways of interest involve the biosynthesis of Tumor Necrosis Factor, or TNF. Several drugs that modulate TNF levels, including ENBREL® (etanercept), REMICADE® (infliximab), and Humira™ (adalimumab), have proven effective in the treatment of rheumatoid arthritis and other inflammatory diseases. Our primary TNF biosynthesis pathway of interest is the MKK, p38a and MK-2 kinase pathway. In our p38a program, we have created proprietary, potent compounds, which have demonstrated efficacy in cellular models of TNF production and animal models of inflammatory disease. These compounds arose from a de novo drug design program, using our proprietary molecular modeling techniques and X-ray crystallographic structural data.

        We are also generating leads against additional targets and expect to advance several of them into lead optimization in fiscal 2004.

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

        Eli Lilly and Company.    In March 2000, we entered into a research agreement with Eli Lilly to form a chemistry-based research collaboration. Under the terms of the agreement, up to 30 of our scientists provide drug research in collaboration with Eli Lilly scientists on identified Eli Lilly drug discovery projects. We are compensated based upon an annual rate for each full-time equivalent employee working on an Eli Lilly project. Initially, this collaboration focused on certain aspects of our lead optimization chemistry. However, Eli Lilly has since expanded these joint efforts to other aspects of the Array Discovery Platform. Our agreement with Eli Lilly terminates in March 2005, but Eli Lilly may terminate the agreement at any time upon payment of an early termination fee.

        GenPath Pharmaceuticals, Inc.    In June 2003, we entered into a drug discovery collaboration agreement with GenPath to identify small molecule drugs which target a novel tumor maintenance gene discovered in GenPath's proprietary genetic model systems. We believe the Array Discovery Platform will complement the biological discovery technology already in place at GenPath. GenPath will have access to Array's compound libraries, high throughput screening and medicinal chemistry resources. Under the agreement, we will receive research funding and be entitled to receive milestone payments based on the selection and progress of a development candidate. Our research program with GenPath terminates in June 2005, but GenPath may terminate the program earlier upon 90 days' notice.

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

        In July 2000, we consolidated and expanded our lead optimization agreements with ICOS into a drug discovery collaboration agreement for lead optimization on undisclosed targets. Under this agreement, ICOS has the exclusive worldwide right to develop and market any products resulting from the collaboration. We are compensated based on an annual rate for each full-time equivalent employee working on an ICOS project and are entitled to milestone payments upon achievement of identified development and commercialization goals for products resulting from the collaboration. In March 2001, we expanded this lead optimization agreement and entered into a compound library agreement with ICOS. The research program expired in July 2003, but was extended for one target through December 2003.

        In August 2001, we entered into an additional drug discovery collaboration agreement, to discover and develop small molecule drugs directed at two specific targets containing the I-Domain allosteric site, or IDAS, structural motif. IDAS-targeted drugs regulate function of the target proteins through a novel allosteric mechanism. ICOS identified key structural features of proteins containing the IDAS motif that our scientists exploited to systematically produce drugs against targets of this class. Under the terms of this agreement, ICOS provided us with research funding over two years, which ended in August 2003. Our scientists and ICOS' scientists collaborated in all aspects of lead generation and lead optimization. ICOS is responsible for clinical development and commercialization. We are entitled to receive success payments upon reaching certain development milestones and royalties based upon sales of products resulting from this collaboration.

        InterMune, Inc.    In September 2002, we entered into a drug discovery collaboration agreement with InterMune to create small molecule therapeutics targeting hepatitis. This agreement is representative of InterMune's stated strategy to expand their own internal applied research capabilities and efforts, which are focused on exploring new uses for leads and identifying promising drug candidates to build their pulmonary disease, infectious disease and anti-cancer franchises. InterMune funds drug discovery research conducted by us based on the number of scientists working on the research phase of the agreement and will be responsible for all development and commercialization. We are entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as royalties on net sales of products derived from the collaborative efforts. Our research program with InterMune terminates in September 2004, but InterMune may terminate the program and the agreement earlier upon 90 days' notice.

        Japan Tobacco Inc.    In March 2002, we entered into a drug discovery collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. to create small molecule therapeutics against a proprietary Japan Tobacco target. Japan Tobacco funds drug discovery research conducted by us based upon the number of Array scientists working on the research phase of the agreement. We are entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as royalties on net sales of products derived from the collaborative efforts. The research program will expire in March 2004.

        Merck and Co., Inc.    In May 1999, Merck purchased building blocks from our Optimer collection on a non-exclusive basis. This initial introduction led to an agreement for the exclusive development and supply of custom synthesized compounds for Merck. Building on this relationship, in September 2000, we announced an agreement with Merck for process research, synthesis and supply of custom libraries for Merck's drug discovery programs. Under this agreement we develop processes for the synthesis of each library in collaboration with Merck scientists and utilize our proprietary high-speed synthesis and parallel purification platforms to create these high-quality libraries. Under the terms of the agreement, which expires in December 2003, Merck provides us with research funding as well as payment upon delivery of compounds.

        Pfizer Inc.    In October 2001, we entered into a compound library agreement with Pfizer, which expires in October 2003, to provide non-exclusive access on a per-compound fee basis to compounds in our Lead Generation Libraries for Pfizer's internal lead generation efforts. Pfizer has the option to gain exclusive rights to compounds upon payment of either a one-time activation fee or annual fees. We retain all ownership of the intellectual property rights to the compounds and to our Lead Generation Libraries as well as any inventions made by our scientists working under this agreement. This agreement is terminable only upon breach or insolvency of a party.

        Takeda Chemical Industries, Ltd.    In July 2001, we entered into a lead generation collaboration agreement with Takeda to create a series of small molecule drug leads against a proprietary Takeda target. Takeda pays us fees based upon the number of our scientists working on the research phase of the agreement. We are entitled to receive success payments based upon the attainment of certain development milestones and royalties based upon sales of products resulting from the collaboration. The research program will expire in July 2004.

        Compound library agreements.    We have entered into agreements with customers, including Tularik in June 1999, which Tularik extended in January 2000, and which will expire in 2005; DuPont in August 2000, which expires in December 2005; Hoffmann-La Roche Inc. in June 2001, which expires in June 2006; and Pfizer in October 2001, which expires October 2003, to provide non-exclusive access on a per-compound basis to compounds in our Lead Generation Libraries for their internal lead generation efforts. These customers have the option to gain exclusive rights to compounds upon payment of either a one-time activation fee or annual fees. We retain all ownership of the intellectual property rights to the compounds and to our Lead Generation Libraries as well as any inventions made by our scientists working under these agreements. These agreements are terminable only upon breach or insolvency of a party.

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

Research and Development

        Our research and development expenses have increased each year since our inception. The following table shows our research and development expenses since inception for our collaborators and for our proprietary drug discovery programs.

	Research and development expenses(*)
Fiscal	For collaborations	For proprietary drug discovery	Total
	($ in millions)
2000	$2.8	$1.1	$3.9
2001	$6.0	$1.6	$7.6
2002	$7.5	$5.5	$13.0
2003	$8.4	$11.2	$19.6

      (*)
      Excludes compensation expense related to option grants

        We are currently conducting research and development in the following areas:

        Assay development and high throughput screening automation.    We are investing in the development of new assay and high-speed screening technologies to more effectively evaluate potential drug compounds for their therapeutic value, including specificity and metabolism, and to increase our screening capacity.

        Informatics.    We are continuing our development and enhancement of database technology to more effectively capture, organize and link the data generated by our scientists and to make this information more seamlessly accessible for any of our drug discovery efforts. In addition, we continue the development of internal software technologies designed to increase the speed and efficacy of our lead generation and lead optimization chemistry.

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

        Proprietary drug discovery projects.    We expect to continue to invest in internal drug discovery programs intended to create a pipeline of proprietary drug candidates. We intend to co-develop and commercialize any resulting drug candidates through collaborations with pharmaceutical and biotechnology companies.

Competitors

        Competition across the range of our drug discovery focus is currently fragmented. We compete with a number of companies in each of the functional areas of drug discovery that we serve. Our major competitors among medicinal chemistry outsourcing companies include: Albany Molecular Research Inc.; ArQule, Inc.; Discovery Partners International, Inc.; Evotec OAI; and Tripos, Inc. Our major competitors among drug discovery companies include: Celgene Corp.; OSI Pharmaceuticals, Inc.; Tularik Inc.; and Vertex Pharmaceuticals Incorporated. In addition, we compete with the internal research departments of biotechnology and pharmaceutical companies. Many of these companies, some of which are our collaborators and some of which represent market opportunities for us, are developing or already possess internally the technologies we offer. Academic institutions and other research organizations are also conducting research in areas in which we provide our capabilities, either on their own or through collaborative efforts.

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

        All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with current good manufacturing practices (cGMP) as established by the FDA. We have completed construction of a cGMP manufacturing facility, which will allow us to produce cGMP compliant compounds for Phase I clinical testing. We have validated this capability for compliance with FDA regulations and began our first cGMP manufacturing campaign in the second half of calendar 2002. At this time, our cGMP facility is subject to periodic regulatory inspections to ensure compliance with cGMP requirements. We could also be required to comply with specific requirements or specifications of our collaborators, which may be more stringent than regulatory requirements. If we fail to comply with applicable regulations, the FDA could require us to cease ongoing research or disqualify the data submitted to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

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

        We have also implemented a patent strategy designed to protect technology, inventions and improvements to inventions that are commercially important to our business. We currently have six issued United States patents and ten patent applications on file with the United States Patent and Trademark Office. We have three international patent applications and 31 patent applications filed in foreign countries that correspond to U.S. patents or patent applications.

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

        Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like pharmaceuticals and biotechnology, involve complex legal and factual determinations and, therefore, are characterized by some uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents may not issue from any of our patent applications or from applications licensed to us. The scope of any of our patents, if issued, may not be sufficiently broad to offer meaningful protection. In addition, our patents or patents licensed to us, if they are issued, may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. Any patents issued to us or our strategic partners may not provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages. Moreover, the patents held by others may adversely affect our ability to do business or to continue to use our technologies freely. In view of these factors, our intellectual property positions bear some degree of uncertainty.

        The source code for our proprietary software programs is protected both as a trade secret and as a copyrighted work.

Employees

        As of June 30, 2003, we had 244 full-time employees, including 183 scientists, of whom 106 have Ph.D.s and 74 have experience at large pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Available Information

        We were incorporated in February 1998 under the name Array BioPharma Inc. Our principal executive offices are located at 3200 Walnut Street, Boulder, Colorado 80301, and our telephone number is (303) 381-6600. Our web site can be found at www.arraybiopharma.com. Information on our web site does not constitute any part of this Annual Report on Form 10-K. The annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, that we file with or furnish to the SEC are available on our web site free of charge as soon as reasonably practicable following the filing or furnishing of these reports with the SEC.

Risk Factors

Risks Related to Our Business

WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

        We are at an early stage of executing our business plan, and we have a limited history of offering our drug discovery capabilities. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2003, we had an accumulated deficit of $44.2 million. We had net losses of $19.6 million, $4.5 million and $10.6 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We may continue to incur operating and net losses and negative cash flows, due in part to anticipated increases in expenses for research and development, expansion of our scientific and business development capabilities, and acquisitions of complementary businesses and technologies. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

OUR BUSINESS IS DEPENDENT UPON THE EXTENT TO WHICH THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COLLABORATE WITH DRUG DISCOVERY COMPANIES FOR ONE OR MORE ASPECTS OF THEIR DRUG DISCOVERY PROCESS.

        We are highly dependent on pharmaceutical and biotechnology companies continuing to collaborate with outside companies to obtain drug discovery expertise and on their willingness to spend significant funds on research and development. Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to expand or continue drug discovery collaborations to enhance their research and development process is based on several factors that are beyond our control, such as their ability to hire and retain qualified scientists, the resources available for entering into drug discovery collaborations, the spending priorities among various types of research activities and their policies regarding the balance of research expenditures versus cost containment. Any of these factors could cause our revenue to decline. In addition, our ability to convince these companies to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

  •
  provide scientists and technologies that are of the highest caliber;

  •
  develop drug discovery technologies that will result in the identification of higher-quality drug candidates;

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

        A relatively small number of collaborators account for a significant portion of our revenue. During the fiscal year ended June 30, 2003, revenue from, ICOS Corporation, Merck & Co., Inc. and Eli Lilly and Company accounted for 21%, 15% and 12%, respectively, of our total revenue. One of our agreements with Merck is terminable upon payment of a termination fee and otherwise expires in December 2003; our agreements with ICOS were completed in July and August 2003, and only a portion of one of them was renewed; our agreement with Eli Lilly terminates in March 2005, or earlier upon payment of a termination fee. We expect that revenue from a limited number of collaborators will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 30 to 90 days' notice for a number of reasons or, in some cases, for no reason. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may decrease.

WE MAY FAIL TO EXPAND COLLABORATOR RELATIONSHIPS.

        One of our business strategies is to continue to expand our existing collaborator relationships across the full spectrum of the Array Discovery Platform. The number of large pharmaceutical and biotechnology companies that could potentially use our capabilities is limited. As a result, we must expand our existing collaborator relationships in order to maximize our potential revenue. However, we may not be able to expand these existing relationships. We have worked with over 200 companies; approximately 10% of these companies have chosen to expand their relationship to access additional capabilities of the Array Discovery Platform.

WE MAY NOT SUCCESSFULLY DEVELOP A DRUG CANDIDATE THAT BECOMES A COMMERCIALLY AVAILABLE DRUG OR ENTER INTO ADDITIONAL COLLABORATIONS THAT ALLOW US TO PARTICIPATE IN THE FUTURE SUCCESS OF OUR PROPRIETARY DRUG CANDIDATES THROUGH MILESTONE, ROYALTY AND/OR LICENSE PAYMENTS.

        We have committed, and intend to continue to commit, significant resources to create our own proprietary drug candidates and collaborate with a partner for co-development and commercialization, allowing us to earn upfront, license, research funding, milestone and/or royalty payments. In fiscal 2003, we increased our investment in proprietary research to $11.2 million compared to $5.5 million for fiscal 2002. Our proprietary drug discovery program is in its early stage of development and unproven. We have received limited license fees, one milestone payment and limited royalties to date. Although we have expended, and continue to expend, time and money on internal research and development for our proprietary programs and for our collaborators, we may not be successful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive additional milestone, royalty and/or license payments. Moreover, our strategy is dependent on biotechnology and pharmaceutical companies continuing to license drug candidates to fill their product pipelines. Even if we are able to negotiate additional collaborations, the drug discovery process is highly uncertain and we have not discovered, and may never discover drug candidates that ultimately lead to a commercially viable drug. Product candidates that appear promising in the early phases of development may fail to become commercially viable drugs for a number of reasons, including: clinical trial results that indicate a candidate is not effective in treating a specified condition or illness in humans or has harmful side effects; the failure to obtain FDA or other regulatory approval; the assessment of our collaborators as to the commercial viability of manufacturing a particular drug; the intellectual property rights to a drug candidate that we or our collaborators cannot acquire on reasonable terms; and existing therapeutics that are more effective or economical to produce.

WE MAY NOT BE ABLE TO OFFER CERTAIN OF OUR RESEARCH TOOLS OR SERVICES THAT MEET THE REQUIREMENTS OF OUR COLLABORATORS OR OFFER THEM AT A COMPETITIVE PRICE.

        Requirements for research tools and services, such as Optimer Building Blocks, Lead Generation Libraries or custom synthesis, vary from collaborator to collaborator. We may be unable to meet these requirements for some of our collaborators. Other companies may offer research tools and services that more closely meet our collaborators' requirements, or our collaborators may decide to fulfill some or all of their needs internally. In addition, domestic and international competition may increase, and as a result, we may not be price competitive for certain of our research tools and services. Foreign competitors may have significantly lower cost structures, primarily resulting from lower scientific salaries.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE EXPERIENCED SCIENTISTS AND MANAGEMENT WE NEED TO COMPETE IN THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY.

        We have 244 full-time employees as of June 30, 2003, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to attract new collaborators and retain, renew and expand existing collaborations depends on our ability to hire and retain scientists with the skills necessary to provide appropriate drug discovery expertise. We compete with pharmaceutical and biotechnology companies, including our collaborators, medicinal chemistry outsourcing companies, contract research companies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or management or in retaining or motivating our existing personnel.

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

WE MAY NOT BE ABLE TO ACCELERATE THE DRUG DISCOVERY PROCESS.

        One of our business strategies is to accelerate the drug discovery process to identify drug candidates using the Array Discovery Platform. It is uncertain whether we will be able to make the drug discovery process more efficient or create higher-quality drug candidates. Our ability to accelerate the drug discovery process depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

WE MAY NOT BE ABLE TO MEET THE DELIVERY AND PERFORMANCE REQUIREMENTS SET FORTH IN OUR COLLABORATION AGREEMENTS.

        In order to maintain our current collaborative relationships and to meet the performance and delivery requirements in our agreements, we must be able to provide drug discovery capabilities at appropriate levels, with acceptable quality and at an acceptable cost. Our ability to deliver the drug discovery capabilities we offer to our collaborators is limited by many factors, including the difficulty of the chemistry and biology, the lack of predictability in the scientific process and having adequate scientific expertise. In particular, a significant portion of our revenue depends on producing collections of chemical compounds, which requires a high rate of production. The inability to increase or maintain our current rate of compound synthesis to meet our existing or future contractual commitments may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships.

OUR QUARTERLY OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY.

        Sales of our drug discovery capabilities, including our Lead Generation Libraries, typically involve significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, the sales cycles are lengthy and subject to a number of significant risks, including collaborators' budgetary constraints and internal acceptance reviews. In addition, some of our collaborators can influence when we deliver products and perform services under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

OUR cGMP AND PHARMACOLOGY FACILITIES AND PRACTICES MAY FAIL TO COMPLY WITH GOVERNMENT REGULATIONS.

        All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with current good manufacturing practices, or cGMP, as established by the FDA. Our cGMP facility and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements of our collaborators, which may exceed FDA requirements. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

        In addition, our pharmacology facility may be subject to the United States Department of Agriculture (USDA) regulations for certain animal species. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing pharmacology research. A finding that we had materially violated USDA requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our pharmacology facility for certain species.

OUR DEVELOPMENT, TESTING AND MANUFACTURE OF POTENTIAL DRUG CANDIDATES MAY EXPOSE US TO PRODUCT LIABILITY LAWSUITS.

        We develop, test and manufacture the precursors to therapeutic drugs generally intended for use in humans. Our drug discovery activities that result in the future manufacture and sale of drugs by our collaborators expose us to the risk of liability for personal injury or death to persons using these drugs. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $2.0 million per occurrence and in the aggregate, which we believe is customary in our industry. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance policies at acceptable costs or at all.

IF OUR USE OF CHEMICAL AND HAZARDOUS MATERIALS VIOLATES APPLICABLE LAWS OR REGULATIONS OR CAUSES PERSONAL INJURY WE MAY BE LIABLE FOR DAMAGES.

        Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Colorado Department of Public Health and Environment, and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be liable for any damages that result, and any such liability could exceed our resources and disrupt our business.

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

Risks Related to Operating in Our Industry

THE CONCENTRATION OF THE PHARMACEUTICAL INDUSTRY AND ANY FURTHER CONSOLIDATION COULD REDUCE THE NUMBER OF OUR POTENTIAL COLLABORATORS.

        There are a limited number of large pharmaceutical companies, and these companies represent a significant portion of the market for our capabilities. The number of our potential collaborators could decline even further through consolidation among these companies. If the number of our potential collaborators declines even further, they may be able to negotiate price discounts or other terms that are unfavorable to us.

CAPITAL MARKET CONDITIONS MAY REDUCE OUR BIOTECHNOLOGY COLLABORATORS' ABILITY TO FUND RESEARCH.

        Traditionally, many unprofitable biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines in these markets have severely restricted raising new capital in the past three years and have affected these companies' ability to continue to expand or fund existing research and development efforts. If our current or future biotechnology collaborators are unable to raise sufficient capital to fund research and development expenditures, we may not be able to expand or maintain current revenues.

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

        The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Because we produce and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar capabilities or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, whether we win or lose. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including triple damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

THE INTELLECTUAL PROPERTY RIGHTS WE RELY ON TO PROTECT THE TECHNOLOGY UNDERLYING OUR TOOLS AND TECHNIQUES MAY BE INADEQUATE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY OR DEVELOPING COMPETING CAPABILITIES OR TO PROTECT OUR INTERESTS IN OUR PROPRIETARY DRUG CANDIDATES.

        Our success will depend in part on our ability to protect patents or maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. In addition, one of our business strategies is to develop our own proprietary drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of these drug candidates. In order to protect our rights to our proprietary drug candidates, we must obtain and maintain the intellectual property rights to such drug candidates. We currently have six issued United States patents and ten patent applications on file with the United States Patent and Trademark Office. We have three international patent applications and 31 patent applications filed in foreign countries that correspond to U.S. patents or patent applications. Any patents that we may own or license now or in the future may not afford meaningful protection for our technology and tools. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. In addition, other companies may challenge our patents and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license the technology from third parties. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on similar technology that is not covered by our patents.

        In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY IS HIGHLY COMPETITIVE, AND WE COMPETE WITH SOME COMPANIES THAT OFFER A BROADER RANGE OF CAPABILITIES AND HAVE BETTER ACCESS TO RESOURCES THAN WE DO.

        The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in drug discovery outsourcing and the development and production of associated research tools, including Albany Molecular Research Inc.; ArQule, Inc.; Discovery Partners International, Inc.; and Evotec OAI. We also compete with companies engaged in the research and discovery of potential drug candidates for licensing, co-development and commercialization, including Gilead Sciences, Inc.; Tularik Inc.; and Vertex Pharmaceuticals Incorporated. Some of our competitors offer a broader range of capabilities and have greater access to financial, technical, scientific, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or technologies that would render our technologies obsolete or uneconomical. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Risks Related to Our Stock

OUR OFFICERS AND DIRECTORS WILL HAVE SIGNIFICANT CONTROL OVER US AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OUR STOCKHOLDERS.

        At June 30, 2003, our directors and officers beneficially owned or controlled approximately 17% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring shareholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

BECAUSE OUR STOCK PRICE MAY BE VOLATILE, OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES.

        The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing sale prices for our common stock were $9.60 and $2.26, respectively, in fiscal 2003, and were $14.95 and $8.00, respectively, in fiscal 2002. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility and market declines over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

        In addition, our board of directors approved on August 2, 2001, a Rights Agreement, which could prevent or deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding common stock. We are also subject to the business combination provisions of Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. As a result, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Item 2. Properties

        We are headquartered in Boulder, Colorado, where we lease approximately 91,000 square feet of space under a lease that expires April 1, 2008. We have also agreed under this lease to occupy an additional 64,000 square feet of space in our Boulder campus prior to May 1, 2004. We have options to extend the entire Boulder lease for three additional terms for up to 18 years. We also lease two adjacent buildings of approximately 46,000 and 29,000 square feet in Longmont, Colorado under two leases that expire on May 31, 2005 and March 31, 2008, respectively. We have four sequential options to renew the first lease for up to 16 years and three sequential options to renew the second lease for up to 13 years. We believe that these facilities will be sufficient for our anticipated growth for the next 12 months.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended June 30, 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock has been trading on the Nasdaq National Market under the symbol "ARRY" since our initial public offering on November 17, 2000. Prior to that time, there had not been a public market for the common stock or any of our other securities.

        The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for Array's common stock.

	High	Low
Fiscal Year Ended June 30, 2003
First Quarter	$9.60	$6.11
Second Quarter	8.84	5.30
Third Quarter	5.44	4.01
Fourth Quarter	4.44	2.26
Fiscal Year Ended June 30, 2002
First Quarter	$11.15	$8.00
Second Quarter	14.95	8.75
Third Quarter	14.85	9.54
Fourth Quarter	12.85	8.26

        As of August 29, 2003, there were approximately 144 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of June 30, 2003 about the shares of common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, which include the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan and the Array BioPharma Inc. Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-Average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by stockholders:
Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan	5,715,577	$6.15	2,825,181
Array BioPharma Inc. Employee Stock Purchase Plan	620,667	2.79	579,333
Equity compensation plans not approved by stockholders	—	—	—

Total	6,336,244	$5.82	3,404,514

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

	Years Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data
Revenue
Collaboration revenue	$33,633	$33,854	$16,364	$6,774	$1,504
License, royalty and milestone revenue	1,492	1,235	642	—	—

Total revenue	35,125	35,089	17,006	6,774	1,504
Cost of revenue*	25,913	20,451	12,965	4,445	1,033
Research and development expenses*	20,215	13,699	8,265	3,963	3,301
Selling, general and administrative expenses*	8,858	6,903	7,668	3,470	1,522

Total operating expenses	54,986	41,053	28,898	11,878	5,856

Loss from operations	(19,861)	(5,964)	(11,892)	(5,104)	(4,352)
Interest expense including loss from early extinguishment of debt	—	—	(812)	(384)	(136)
Interest income	787	1,483	2,092	356	181
Other expense-unrealized loss on investment	(500)	—	—	—	—

Net loss	(19,574)	(4,481)	(10,612)	(5,132)	(4,307)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(5,000)	—	—

Net loss applicable to common stockholders	$(19,574)	$(4,481)	$(15,612)	$(5,132)	$(4,307)

Basic and diluted net loss per share applicable to common stockholders	$(0.70)	$(0.18)	$(0.99)	$(1.68)	$(1.48)

Number of shares used to compute per share data	27,830	24,920	15,693	3,063	2,918

*Includes compensation related to option grants
Cost of revenue	$859	$1,040	$998	$43	$—
Research and development expenses	572	691	644	35	—
Selling, general and administrative expenses	452	690	3,012	1,040	—

Total	$1,883	$2,421	$4,654	$1,118	$—

Balance Sheet Data
Cash, cash equivalents and marketable securities	$34,130	$59,598	$47,712	$5,784	$2,186
Property, plant and equipment, gross	53,939	44,365	21,458	8,406	3,403
Working capital	39,453	57,350	44,917	2,210	1,260
Total assets	83,830	107,915	70,950	15,823	7,125
Long-term debt, less current portion	—	—	—	2,833	1,824
Total stockholders' equity	77,714	93,901	62,468	6,652	2,557

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve significant risks and uncertainties, including those discussed below and those described more fully under the caption "Risk Factors" above and elsewhere in this report, and in other reports we have filed with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. These factors include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to collaborate with and fund third parties on their drug discovery activities, the ability of our collaborators and of Array to meet drug discovery objectives tied to milestones and royalties, our ability to continue to fund and successfully progress internal research efforts, and our ability to attract and retain experienced scientists and management. We are providing the information in this annual report filed on Form 10-K as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

Overview

        Array BioPharma is a drug discovery company creating new small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists use the Array Discovery Platform, our integrated set of drug discovery technologies, to invent novel small molecule drugs in collaboration with leading pharmaceutical and biotechnology companies and for our own pipeline of proprietary drug candidates.

        We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff, proprietary drug discovery programs and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of June 30, 2003, we had an accumulated deficit of $44.2 million.

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

        Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization services to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for clinical testing. We also produce chemical compounds in our cGMP manufacturing facility that meet cGMP requirements for Phase I clinical testing. In fiscal 2003, we first used this facility to produce bulk material for clinical testing of our most advanced proprietary development program.

        We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, seven of our current, and three of our past collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and seven of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Three of our past collaboration agreements provided an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days' prior notice. We earned our first milestone payment from ICOS Corporation in November 2001 with the commencement of a Phase I clinical trial on a jointly identified drug candidate.

        Even though we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 90% of our total revenue for fiscal 2003 and our top three collaborators, ICOS, Merck & Co., Inc., and Eli Lilly and Company, accounted for 21%, 15% and 12%, respectively, of our total revenue. During the fiscal year ended June 30, 2002, ICOS, Pfizer Inc, Merck, and Eli Lilly accounted for 17%, 16%, 15% and 14%, respectively, of our total revenue.

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

        Cost of revenue consists mainly of compensation, associated fringe benefits and other collaboration-related costs, including recruiting and relocation, fine chemicals, supplies, small tools, facilities, depreciation and other direct and indirect chemical handling and laboratory support costs, excluding any costs related to research and development. Any required inventory valuation adjustments are charged directly to cost of revenue.

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

        Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses. In addition, termination related costs associated with a reduction in workforce completed in March 2003 for approximately $541,000 were recorded as selling, general and administrative expenses.

        We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 14% of our total revenue during fiscal year 2003, up slightly from 12% for fiscal year 2002. Our international revenue is attributed to both European and Japanese collaborations. All of our collaboration agreements and purchase orders are denominated in United States dollars.

        We plan to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments. We also expect to enter into agreements to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, payments for continued research and down-stream payments that include milestone and/or royalty payments.

Deferred Stock Compensation

        We recorded compensation expense related to stock option grants of $1.9 million, $2.4 million and $4.7 million in fiscal years 2003, 2002 and 2001, respectively. The compensation expense related to stock option grants is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of June 30, 2003, we had a $2.2 million remaining deferred stock compensation to be amortized. We expect to amortize this deferred stock compensation through March 31, 2005, as follows: $2.0 million in fiscal year 2004 and approximately $200,000 in fiscal year 2005.

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

Results of Operations

Fiscal Years Ended June 30, 2003, 2002 and 2001:

				% increase (decrease)
	Years Ended June 30,
				2002 to 2003	2001 to 2002
	2003	2002	2001
	(in thousands)
Collaboration revenue	$33,633	$33,854	$16,364	(1%)	107%
License, royalty and milestone revenue	1,492	1,235	642	21%	92%

Total revenue	$35,125	$35,089	$17,006

        Fiscal 2003 as compared to fiscal 2002:    Total revenue increased slightly in 2003. This increase was primarily the result of $6.1 million of additional revenue generated from our lead optimization collaborations with ICOS, Vertex Pharmaceuticals Incorporated, Takeda Chemical Industries, Ltd., Japan Tobacco, Syrrx, and InterMune, and our custom library collaboration with a Japanese collaborator. This gain was partially offset by decreased revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform of $6.3 million in 2003 compared to 2002. This decrease is attributed to the net reduction of $5.3 million of sales of chemical compounds to a single major pharmaceutical company.

        Fiscal 2002 as compared to fiscal 2001:    Total revenue increased to $35.1 million in fiscal year 2002 from $17.0 million in fiscal year 2001. This is the result of increased sales in all business areas, and most significantly from subscriptions to our Lead Generation Libraries and sales of our Optimer building blocks, as well as collaborations for lead optimization and custom libraries. Sales of our Lead Generation Libraries and Optimer building blocks increased by $8.1 million in fiscal year 2002. Approximately 68% of this increase is attributed to a single major pharmaceutical company. Revenue from our lead optimization collaborations increased by $6.4 million in fiscal year 2002. This increase was primarily the result of our new collaboration agreements in fiscal year 2002, as well as expanded collaborations with our existing customers. Revenue from our custom library collaboration increased by $3.0 million resulting from additional delivered compounds.

				% increase
	Years Ended June 30,
				2002 to 2003	2001 to 2002
	2003	2002	2001
	(in thousands)
Cost of revenue	$25,913	$20,451	$12,965	27%	58%
Gross margin % of revenue	26%	42%	24%

        Fiscal 2003 as compared to fiscal 2002:    Cost of revenue increased to $25.9 million in fiscal year 2003 from $20.5 million in fiscal year 2002. During fiscal year 2003, we increased the inventory reserves for our Lead Generation Libraries, resulting in a non-cash charge of $4.1 million. The carrying values for our Lead Generation Libraries were reduced in light of the difficult market conditions and resulting decline in Lead Generation Library revenue experienced during the second half of fiscal 2003. For the fiscal year of 2003, gross margin was 26% compared to 42% for the fiscal year of 2002. The increased cost of revenue and reduced gross margin as a percentage of revenue for fiscal 2003 is related to not only the inventory reserve adjustment described above, but increased costs to support the growth in our lead optimization collaborations over the same period. These cost increases were primarily attributed to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities during the year. Also, during 2003 we had a lower percentage of total revenue generated from subscriptions and sales of chemical compounds from our Array Discovery Platform.

        Fiscal 2002 as compared to fiscal 2001:    Cost of revenue increased to $20.5 million in fiscal year 2002 from $13.0 million in fiscal year 2001, reflecting the increased cost to support our revenue growth. The cost increases in fiscal year 2002 were primarily attributed to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities. The improved gross margin of 42% of revenue in fiscal year 2002, compared to 24% in fiscal year 2001was due primarily to a greater percentage of total revenue in 2002 from subscriptions and sales of chemical compounds from our Array Discovery Platform and relatively stable recruiting and relocation and other fixed costs, and declining compensation related to stock option grants.

				% increase
	Years Ended June 30,
				2002 to 2003	2001 to 2002
	2003	2002	2001
	(in thousands)
Research and development expenses:
for proprietary drug discovery	$11,176	$5,509	$1,590	103%	246%
for collaborations	9,039	8,190	6,674	10%	23%

Total research and development	$20,215	$13,699	$8,264	48%	66%

        Fiscal 2003 as compared to fiscal 2002:    Total research and development expenses increased to $20.2 million for fiscal 2003, a 48% increase from $13.7 million in 2002. The expansion of our own proprietary drug discovery efforts was the main reason for the increase, and to a lesser degree spending for our Lead Generation Libraries, Optimer building blocks and custom library collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

        Fiscal 2002 as compared to fiscal 2001:    Research and development expenses increased to $13.7 million in fiscal year 2002 from $8.3 million in fiscal year 2001. Approximately $3.9 million of the increase in research and development expenses in fiscal year 2002 was attributed to expansion of our own proprietary drug discovery, while the remainder of the increase was for our Lead Generation Libraries, Optimer building blocks and custom library collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

				% increase (decrease)
	Years Ended June 30,
				2002 to 2003	2001 to 2002
	2003	2002	2001
	(in thousands)
Selling, general and administrative expenses	$8,858	$6,903	$7,668	28%	(10%)

        Fiscal 2003 as compared to fiscal 2002:    Selling, general and administrative expenses in fiscal 2003 increased to $8.9 million, or 28% from 2002. During March 2003, we reduced our workforce by 31 employees in order to reduce costs and match our headcount resources with the near-term demand for our collaboration programs. This reduction resulted in a charge to selling, general and administrative expenses of approximately $541,000 for termination-related costs consisting primarily of severance payments and out-placement services for affected employees. As of June 30, 2003, approximately $529,000 of these costs had been paid, and we expect that the remaining costs will be paid by September 30, 2003. Selling, general and administrative expenses also increased during fiscal 2003 due to expanded management and increased business development and administrative staffing levels as well as increased facilities-related expenditures.

        Fiscal 2002 as compared to fiscal 2001:    Selling, general and administrative expenses decreased in fiscal year 2002 due to the decline in compensation related to stock option grants, which exceeded the added cost of our increased staffing levels and expanded management.

				% decrease
	Years Ended June 30,
				2002 to 2003	2001 to 2002
	2003	2002	2001
	(in thousands)
Compensation related to option grants	$1,883	$2,421	$4,654	(22%)	(48%)

        Fiscal 2003 as compared to fiscal 2002:    Compensation related to stock option grants in 2003 decreased to $1.9 million, or 22% compared to 2002. The decrease is the result of the expiration of unvested options upon termination of employment. This non-cash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

        Fiscal 2002 as compared to fiscal 2001:    Compensation related to stock option grants decreased to $2.4 million in 2002, compared to $4.7 million in 2001 because of the accelerated vesting of options in 2001 upon the closing of our initial public offering in November 2000.

				% increase (decrease)
	Years Ended June 30,
				2002 to 2003	2001 to 2002
	2003	2002	2001
	(in thousands)
Net interest income	$787	$1,483	$1,280	(47%)	16%

        Fiscal 2003 as compared to fiscal 2002:    Interest income in 2003 of $787,000 was down 47% from $1.5 million in 2002 due to lower interest rates earned on investments and a lower average cash balance. We incurred no interest expense in either year.

        Fiscal 2002 as compared to fiscal 2001:    We had interest income of $1.5 million in fiscal year 2002, compared to $2.1 million in fiscal year 2001. The decrease in interest income is the result of lower interest rates earned on investments, which more than offset our increased average cash balance. We did not incur interest expense in fiscal year 2002, compared to approximately $812,000 in fiscal year 2001. The decrease resulted from the full repayment of all equipment loan facilities and lines of credit obligations in May and June 2001. During fiscal year 2001, in connection with the early extinguishment of these debts, we incurred approximately $225,000 of charges related to prepayment penalties charged by the respective financial institutions. Included in this amount was a noncash charge of approximately $90,000 related to the unamortized debt discount associated with warrants issued to the lenders.

        Other Expense-Unrealized loss on investment.    In March 2002, we entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. Array worked exclusively with Aptus on a select number of GPCR targets and provided Aptus access to its Lead Generation Libraries in exchange for $500,000 of common stock in Aptus. During fiscal 2003, the value of Aptus common stock decreased significantly. We determined this reduced value to be other than temporary and as a result, wrote off our full investment in the company.

        Income taxes.    There is no current or deferred tax expense for the fiscal years ended June 30, 2003, 2002 or 2001. At June 30, 2003, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of $38.1 million, which will expire beginning in 2019 and continuing through 2024. We have provided a 100% valuation allowance against the related deferred tax assets, as realization of such tax benefits is not assured.

Liquidity and Capital Resources

	As of June 30,
	2003	2002	2001
	(in thousands)
Cash, cash equivalents and marketable securities	$34,130	$59,598	$47,712
Working capital excluding cash, cash equivalents and marketable securities	5,322	(2,247)	(2,794)
Property, plant and equipment, gross	53,939	44,365	21,458
Cash flow provided by (used in):
Operating activities	(17,585)	1,420	(2,355)
Investing activities	3,755	(17,586)	(40,525)
Financing activities	1,517	33,590	56,996

        Fiscal 2003 as compared to fiscal 2002:    We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of June 30, 2003, cash, cash equivalents and marketable securities totaled $34.1 million compared to $59.6 million at June 30, 2002. Net cash used in operating activities was $17.6 million for fiscal year 2003, compared to net cash provided by operating activities of $1.4 million for the same period in 2002. During fiscal year 2003, our net loss of $19.6 million was reduced by noncash charges of $9.6 million associated with depreciation, compensation related to stock option grants and the unrealized investment loss, yet our working capital increased by $7.6 million. Working capital rose primarily due to declining liability balances within accounts payable and advance payments from customers.

        During fiscal year 2003, we invested $9.6 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Financing activities provided $1.5 million of cash primarily related to exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan. Approximately $157,000 was received in September 2002 from one of Array's founders as full repayment of an outstanding note receivable balance, including accrued interest.

        Fiscal 2002 as compared to fiscal 2001:    As of June 30, 2002, cash, cash equivalents and marketable securities totaled $59.6 million compared to $47.7 million at June 30, 2001. During fiscal year 2002, net cash provided by operating activities was $1.4 million, an improvement from net cash used of $2.4 million for fiscal year 2001. This improvement was the result of the reduced net loss in fiscal year 2002. Our net loss of $4.5 million in fiscal year 2002 included noncash charges of $4.5 million for depreciation and $2.4 million for compensation related to stock option grants. Working capital increased during fiscal year 2002 by approximately $500,000 due to the increase in our inventories and accounts receivable, as a result of our growth, which exceeded the increase in accounts payable and advance payments from customers.

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

Obligations and Commitments

        The following table shows our obligations and commitments to make future payments under contracts.

	Payments due as of June 30, 2003
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Operating lease obligations	$3,582	$9,241	$7,968	$—	$20,791

        We are obligated under noncancelable operating leases for our facilities and certain equipment. Lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

        At June 30, 2003, we had restricted cash of $1.1 million as a compensating balance to support outstanding standby letters of credit that were issued during the prior fiscal years in relation to our facilities leases.

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

Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF No 94-3"). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as previously required under EITF No. 94-3. Array adopted SFAS 146 during the period ended March 31, 2003, in conjunction with our workforce reduction. See Note 6 in the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. Array adopted the new disclosure provisions of FIN 45. See Note 8 in the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K. The adoption of this interpretation is not expected to have a significant impact on our financial statements.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition to a voluntary change to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share in annual and interim financial statements. Array adopted the new disclosure requirements of SFAS 148 during the fiscal year 2003. As permitted by SFAS 148, we will continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, for stock-based compensation. See Note 1 in the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K.

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Statement No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that are executed after June 28, 2003. The adoption of this statement is not expected to have a significant impact on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Array BioPharma Inc.

        We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
July 28, 2003

ARRAY BIOPHARMA INC.

BALANCE SHEETS

	As of June 30,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$23,071,992	$35,385,675
Marketable securities	11,058,458	24,212,076
Accounts receivable, net of allowances of $26,500 and $25,000 at June 30, 2003 and 2002, respectively	1,643,746	2,491,749
Deposits	3,500	98,485
Inventories, net	9,064,548	8,469,663
Prepaid expenses and advances	727,179	706,759

Total current assets	45,569,423	71,364,407
Property, plant and equipment, net	38,180,684	35,788,062
Other assets	80,246	762,516

Total assets	$83,830,353	$107,914,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,522,871	$6,369,541
Advance payments from customers	2,102,346	5,897,467
Accrued compensation and benefits	1,054,779	1,102,402
Other current liabilities	436,840	644,539

Total current liabilities	6,116,836	14,013,949
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 28,221,080 and 27,520,780 shares issued and outstanding at June 30, 2003 and 2002, respectively	28,221	27,520
Additional paid-in capital	124,050,659	123,274,749
Accumulated deficit	(44,155,945)	(24,581,893)
Notes receivable for common stock—related party	—	(155,625)
Accumulated other comprehensive income	21,856	33,300
Deferred compensation	(2,231,274)	(4,697,015)

Total stockholders' equity	77,713,517	93,901,036

Total liabilities and stockholders' equity	$83,830,353	$107,914,985

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2002	2001
Revenue
Collaboration revenue	$33,633,601	$33,853,996	$16,363,538
License, royalty and milestone revenue	1,491,812	1,235,086	642,222

Total revenue	35,125,413	35,089,082	17,005,760
Costs and expenses
Cost of revenue*	25,912,750	20,450,999	12,965,378
Research and development expenses*	20,215,261	13,698,433	8,264,406
Selling, general and administrative expenses*	8,858,541	6,903,266	7,668,302

Total operating expenses	54,986,552	41,052,698	28,898,086

Loss from operations	(19,861,139)	(5,963,616)	(11,892,326)
Interest expense including loss from early extinguishment of debt	—	—	(811,730)
Interest income	787,087	1,482,981	2,091,911
Other expense-unrealized loss on investment	(500,000)	—	—

Net loss	(19,574,052)	(4,480,635)	(10,612,145)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(5,000,001)

Net loss applicable to common stockholders	$(19,574,052)	$(4,480,635)	$(15,612,146)

Basic and diluted net loss per share applicable to common stockholders	$(0.70)	$(0.18)	$(0.99)

Number of shares used to compute per share data	27,829,527	24,920,103	15,692,985

*Includes compensation related to option grants
Cost of revenue	$858,541	$1,040,009	$998,039
Research and development expenses	572,365	690,511	643,715
Selling, general and administrative expenses	451,865	690,163	3,011,798

Total	$1,882,771	$2,420,683	$4,653,552

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Notes Receivable for Common Stock- Related Party	Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation
	Shares	Amount	Shares	Amount						Total
Balance at June 30, 2000	9,834,999	$9,835	3,370,207	$3,370	$21,168,078	$(9,489,113)	$(393,750)	$—	$(4,645,851)	$6,652,569
Issuance of Series C convertible preferred stock, net of issuance costs of $28,180	1,666,667	1,667	—	—	9,970,155	—	—	—	—	9,971,822
Conversion of preferred stock to common stock	(11,501,666)	(11,502)	11,501,666	11,502	—	—	—	—	—	—
Issuance of common stock for cash-public offering, net of offering costs of $5,265,840	—	—	7,475,000	7,475	50,789,185	—	—	—	—	50,796,660
Issuance of common stock under stock option and employee stock purchase plans	—	—	876,673	876	760,241	—	—	—	—	761,117
Issuance of common stock upon the exercise of warrants	—	—	39,332	39	(39)	—	—	—	—	—
Interest accrued on notes receivable	—	—	—	—	—	—	(17,875)	—	—	(17,875)
Repayment of notes receivable	—	—	—	—	—	—	145,000	—	—	145,000
Compensation related to stock option grants	—	—	—	—	7,335,787	—	—	—	(2,682,235)	4,653,552
Net loss	—	—	—	—	—	(10,612,145)	—	—	—	(10,612,145)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	116,801	—	116,801

Comprehensive loss										(10,495,344)

Balance at June 30, 2001	—	—	23,262,878	23,262	90,023,407	(20,101,258)	(266,625)	116,801	(7,328,086)	62,467,501
Issuance of common stock for cash-public offering, net of offering costs of $2,710,106	—	—	3,450,000	3,450	31,786,444	—	—	—	—	31,789,894
Issuance of common stock under stock option and employee stock purchase plans	—	—	774,465	775	1,675,319	—	—	—	—	1,676,094
Issuance of common stock upon the exercise of warrants	—	—	33,437	33	(33)	—	—	—	—	—
Interest accrued on notes receivable	—	—	—	—	—	—	(13,099)	—	—	(13,099)
Repayment of notes receivable	—	—	—	—	—	—	124,099	—	—	124,099
Compensation related to stock option grants	—	—	—	—	—	—	—	—	2,420,683	2,420,683
Reversal of prior year deferred stock compensation for terminated employees	—	—	—	—	(210,388)	—	—	—	210,388	—
Net loss	—	—	—	—	—	(4,480,635)	—	—	—	(4,480,635)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	(83,501)	—	(83,501)

Comprehensive loss										(4,564,136)

Balance at June 30, 2002	—	—	27,520,780	27,520	123,274,749	(24,581,893)	(155,625)	33,300	(4,697,015)	93,901,036
Issuance of common stock under stock option and employee stock purchase plans	—	—	700,300	701	1,358,880	—	—	—	—	1,359,581
Interest accrued on notes receivable	—	—	—	—	—	—	(1,558)	—	—	(1,558)
Repayment of notes receivable	—	—	—	—	—	—	157,183	—	—	157,183
Compensation related to stock option grants	—	—	—	—	—	—	—	—	1,882,771	1,882,771
Reversal of prior year deferred stock compensation for terminated employees	—	—	—	—	(582,970)	—	—	—	582,970	—
Net loss	—	—	—	—	—	(19,574,052)	—	—	—	(19,574,052)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	(11,444)	—	(11,444)

Comprehensive loss										(19,585,496)

Balance at June 30, 2003	—	$—	28,221,080	$28,221	$124,050,659	$(44,155,945)	$—	$21,856	$(2,231,274)	$77,713,517

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2002	2001
Operating activities
Net loss	$(19,574,052)	$(4,480,635)	$(10,612,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,177,177	4,540,222	2,553,642
Accrued interest on notes receivable for common stock	(1,558)	(13,099)	(17,875)
Compensation related to stock option grants	1,882,771	2,420,683	4,653,552
Unrealized loss on investment	500,000	—	—
Accreted interest related to warrants	—	—	122,839
Changes in operating assets and liabilities:
Accounts receivable	848,003	(1,511,875)	(94,352)
Deposits	94,985	(13,627)	35,271
Inventories	(594,885)	(4,332,556)	(2,579,731)
Prepaid expenses and advances	(20,420)	(220,203)	(284,996)
Accounts payable trade	(3,846,670)	3,496,073	1,164,718
Advance payments from customers	(3,795,121)	900,876	2,556,158
Accrued compensation and benefits	(47,623)	282,691	459,840
Other current liabilities	(207,699)	351,386	(312,156)

Net cash provided by (used in) operating activities	(17,585,092)	1,419,936	(2,355,235)
Investing activities
Purchases of property, plant and equipment	(9,569,799)	(22,907,401)	(13,063,768)
Purchases of marketable securities	(39,899,106)	(39,201,421)	(33,686,345)
Proceeds from sale or maturity of marketable securities	53,041,280	44,656,000	5,990,089
(Additions) reductions to other long-term assets	182,270	(133,225)	235,051

Net cash provided by (used in) investing activities	3,754,645	(17,586,047)	(40,524,973)
Financing activities
Proceeds from sale of preferred and common stock, net of issuance costs	—	31,789,894	60,768,482
Proceeds from exercise of stock options, warrants and shares issued under the employee stock purchase plan	1,359,581	1,800,193	906,117
Proceeds from repayment of notes receivable	157,183	—	—
Proceeds from the issuance of long-term debt	—	—	2,000,000
Payment on long-term debt	—	—	(6,679,099)

Net cash provided by financing activities	1,516,764	33,590,087	56,995,500

Net increase (decrease) in cash and cash equivalents	(12,313,683)	17,423,976	14,115,292
Cash and cash equivalents, beginning of period	35,385,675	17,961,699	3,846,407

Cash and cash equivalents, end of period*	$23,071,992	$35,385,675	$17,961,699

Supplemental disclosure of cash flow information

        Cash paid for interest was $711,404 during the fiscal year ended June 30, 2001. No interest was paid during any other fiscal years. For the fiscal year ended June 30, 2002, the Company excluded the effect of non-cash transactions from the advance payments from customers and other long-term asset balances above. See Note 5 to the financial statements for further details.

*
Excludes marketable securities totaling $11,058,458, $24,212,076 and $29,750,156 as of June 30, 2003, 2002 and 2001, respectively. See Note 2 to the financial statements for further details.

See accompanying notes.

ARRAY BIOPHARMA INC.

NOTES TO FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

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

  Cash Equivalents and Marketable Securities

        Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase and consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate notes and bonds with high credit quality and auction rate securities. The fair market value, based on quoted market prices is substantially equal to their carrying value at June 30, 2003 and 2002.

        At June 30, 2003 and 2002, management determined that cash equivalents and marketable securities held by the Company were classified as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

  Accounts Receivable and Allowance for Doubtful Accounts

        The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer's potential inability to meet its financial obligation, the Company records a specific reserve for bad debt against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if an allowance for doubtful accounts is deemed necessary. As of June 30, 2003 and June 30, 2002, the allowance for doubtful accounts was $26,500 and $25,000, respectively.

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

        Leasehold improvements were depreciated over 7 years prior to fiscal year 2002. During 2002, the Company entered into a new building lease and modified an existing one, and in this process obtained options for extending all significant building leases up to, and beyond, 15 years. The Company has incurred significant expenditures for leasehold improvements and believes the current facilities are very suitable for continued use over the option periods. As a result, the estimated useful lives of the leasehold improvements were revised to 15 years during fiscal year 2002.

  Patents and Patent Application Costs

        Patents and patent application costs are expensed as incurred. Prior to fiscal year 2003, all legal costs directly incurred in pursuing patent applications were capitalized as patent costs. When such applications resulted in an issued patent, the related costs were amortized on a straight-line method over the estimated remaining life of the patent. During 2003, the Company reviewed its issued patents and pending patent applications and determined that the amount of capitalized patents was immaterial and as a result expensed the entire balance.

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

  Revenue Recognition

        The Company recognizes revenue from fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the term of the license or over the expected term of the collaboration agreement. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract.

        In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Any payments received in advance from these agreements are recorded as advance payments from customers until the revenue is earned. The Company reports revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue in its statement of operations. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

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

        During fiscal year 2003, revenue from three of the Company's customers represented approximately 21%, 15% and 12% of total revenue. During fiscal year 2002, revenue from four of the Company's customers represented approximately 17%, 16%, 15% and 14% of total revenue. During fiscal year 2001, revenue from three of the Company's customers represented approximately 24%, 24% and 12% of total revenue.

  Research and Development Costs

        Research and development costs are expensed as incurred.

  Advertising and Promotion Expenses

        Advertising and promotion costs are expensed when incurred. The amount charged against operations for the years ended June 30, 2003, 2002 and 2001 was approximately $149,000, $155,000 and $293,000, respectively.

  Fair Value of Financial Instruments

        At June 30, 2003 and 2002, the Company's financial instruments consisted of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying amounts of these instruments approximate fair value due to their short-term nature.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Accounting for Stock-Based Compensation

        The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and its related interpretations. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

        The Company is required to disclose pro forma information regarding net loss and net loss per share by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that statement. The Company uses the Black-Scholes option pricing model under SFAS 123 and used the following weighted average assumptions:

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Option Life in Years	Weighted- Average Fair Value
Stock Options:
Fiscal Year 2003	2.41%	0%	90.0%	5	$5.08
Fiscal Year 2002	4.03%	0%	79.2%	5	$6.48
Fiscal Year 2001	4.63%	0%	98.9%	5	$7.31
Employee Stock Purchase Plan:
Fiscal Year 2003	2.41%	0%	90.0%	0	n/a
Fiscal Year 2002	4.03%	0%	79.2%	0	n/a
Fiscal Year 2001	4.63%	0%	98.9%	0	n/a

        The Black-Scholes option valuation method described above requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), which amends the disclosure provisions of SFAS 123, and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123.

	Years Ended June 30,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(19,574,052)	$(4,480,635)	$(15,612,146)
Add: Stock-based employee compensation expense included in reported net loss	1,882,771	2,420,683	4,653,552
Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(8,487,330)	(5,512,706)	(5,485,535)

Pro forma net loss applicable to common stockholders	$(26,178,611)	$(7,572,658)	$(16,444,129)

Net loss per share:
Basic and diluted—as reported	$(0.70)	$(0.18)	$(0.99)

Basic and diluted—pro forma	$(0.94)	$(0.30)	$(1.05)

Number of shares used to compute per share data	27,829,527	24,920,103	15,692,985

  Segment Information

        Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

        The Company enters into agreements directly with pharmaceutical and biotechnology companies throughout the United States, Europe and Japan. International revenue represented 14%, 12% and 9% of the Company's total revenue during fiscal years 2003, 2002 and 2001, respectively.

  Software Development Costs

        The Company accounts for its software and information technology in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. Total capitalized costs were approximately $430,000, $929,000 and $683,000 for fiscal years 2003, 2002 and 2001, respectively, and are being depreciated over a period of three years.

  Comprehensive Loss

        The Company is required to disclose, in addition to net loss, comprehensive income (loss) and its components including unrealized gains and losses on certain investments in debt and equity securities. The Company has disclosed comprehensive loss in its statements of stockholders' equity.

  Net Loss Per Share

        Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented. For fiscal year 2001, the weighted average number of shares of common stock outstanding included 11,501,666 shares of preferred stock that converted to common stock on the date of the Company's initial public offering (the "IPO") as of November 17, 2000. The number of common share equivalents excluded from the diluted loss per share calculations for the years ended June 30, 2003, 2002 and 2001 were 576,687 shares, 938,181 shares and 1,212,112 shares, respectively.

  Reclassifications

        Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation. These reclassifications had no impact on the reported results of operations.

  Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF No 94-3"). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as previously required under EITF No. 94-3. The Company adopted SFAS 146 during the period ended March 31, 2003, in conjunction with its workforce reduction. See Note 6 in these Notes to Financial Statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the new disclosure provisions of FIN 45 during the period ended March 31, 2003. See Note 8 in these Notes to Financial Statements. The adoption of this interpretation is not expected to have a significant impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to a voluntary change to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share in annual and interim financial statements. The Company adopted the new disclosure requirements of SFAS 148 during the fiscal year 2003. As permitted, the Company will continue to apply the provisions of APB 25, Accounting for Stock Issued to Employees and its related interpretations, for stock-based compensation. See Note 1 in these Notes to Financial Statements.

        In January 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that are executed after June 28, 2003. The adoption of this statement is not expected to have a significant impact on the Company's financial statements.

  Change in Accounting Policy

        The Company accounted for the loss from early extinguishment of debt as an extraordinary item in fiscal year 2001. In fiscal year 2002, the Company began including gains/losses from early extinguishment of debt within net loss. The new method of accounting for loss on early extinguishment of debt is the result of early adopting the FASB issued Statement No. 145, Rescission of FASB Statements No.4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The financial statements for fiscal years prior to 2002 have been restated to apply the new method retroactively.

2. Cash, Cash Equivalents and Marketable Securities

        All cash, cash equivalents and marketable securities as of June 30, 2003 and 2002 are classified as available-for-sale securities and consist of the following:

	As of June 30,
	2003	2002
Cash and cash equivalents:
Cash	$1,260,971	$1,864
Money market fund	3,453,232	16,515,350
Auction rate securities	18,357,789	18,868,461

Total	$23,071,992	$35,385,675

Marketable securities:
U.S. government agency obligations	$11,058,458	$24,212,076

        Unrealized gains on available-for-sale securities at June 30, 2003, were $21,856 and at June 30, 2002, were $33,300. Gross realized gains and losses on sales of available-for-sale securities during the years ended June 30, 2003 and 2002 were immaterial.

        Debt securities at June 30, 2003 and 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	As of June 30,
	2003	2002
Marketable securities:
Due in one year or less	$—	$2,013,602
Due after one year through four years	11,058,458	22,198,474

Total	$11,058,458	$24,212,076

3. Balance Sheet Components

	As of June 30,
	2003	2002
Inventories:
Fine chemicals	$3,463,230	$2,624,354
Lead Generation Libraries, custom libraries and Optimer building blocks	11,252,962	6,464,234

Total inventories at cost	14,716,192	9,088,588
Less reserves	(5,651,644)	(618,925)

Total inventories, net	$9,064,548	$8,469,663

        During the fourth quarter of fiscal year 2003, the Company increased its inventory reserves for Lead Generation Libraries by $4.1 million. The carrying values were reduced in light of difficult market conditions and resulting declines in Lead Generation Library revenue experienced during the second half of fiscal 2003.

	As of June 30,
	2003	2002
Property, plant and equipment:
Laboratory and analytical equipment	$22,542,082	$18,889,983
Computer hardware and software	7,361,804	5,261,378
Furniture and fixtures	1,124,182	826,471
Leasehold improvements	22,701,886	15,417,899
Construction in progress	208,951	3,969,504

	53,938,905	44,365,235
Less accumulated depreciation	(15,758,221)	(8,577,173)

Total property, plant and equipment, net	$38,180,684	$35,788,062

4. Loss from Early Extinguishment of Debt

        In May and June 2001, the Company fully repaid all obligations related to equipment loan facilities and lines of credit. In connection with the early extinguishment of these debts, the Company incurred approximately $225,000 of charges related to prepayment penalties, including a noncash charge of approximately $90,000 related to the unamortized debt discount associated with warrants issued to the lenders as discussed below. In accordance with the early adoption of SFAS 145, the Company has included the loss on early extinguishments of debt within net loss.

        In connection with the negotiated equipment loan facilities during 1999 and 2000, the Company issued warrants to purchase 110,750 shares of its preferred stock at exercise prices ranging from $1.00 to $5.00 per share. The warrants were exercised in May and July 2001 for shares of common stock following the automatic conversion of the preferred stock into common stock in connection with the Company's IPO. In accordance with EITF 86-35, Debenture with Detachable Stock Purchase Warrants, the Company was required to assess the value of these warrants, and allocate the debt proceeds between the debt liability and the related warrant. The Company assessed the value of these warrants using the Black-Scholes methodology, which ascribed a cumulative value of $144,575 to these warrants. As a result, an allocation between the warrant and the related loan was made for these warrant grants. Total accretion interest expense was approximately $33,000, $15,000 and $7,000 during fiscal years 2001, 2000 and 1999, respectively. No accretion interest expense was recorded in any subsequent years.

5. Other Expense—Unrealized Loss on Investment

        In March 2002, the Company entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. The Company worked exclusively with Aptus on a select number of GPCR targets and provided Aptus access to its Lead Generation Libraries in exchange for $500,000 of common stock in Aptus. During fiscal 2003, the value of Aptus common stock decreased significantly. The Company determined this reduced value to be other than temporary and as a result, wrote off its full investment in the company

6. Restructuring

        In March 2003, the Company reduced its workforce in order to reduce costs and match its headcount resources with the near-term demand for its collaboration programs. As of March 31, 2003, 31 employees were terminated across all employee levels and business functions. This reduction resulted in a charge to operations in the fiscal year 2003 of approximately $541,000 for termination-related costs. Such costs include severance packages and out-placement services for affected employees and are included in selling, general and administrative expenses in the statement of operations and in other current liabilities on the balance sheet. As of June 30, 2003, approximately $528,000 in termination-related costs had been paid and the remaining termination costs are expected to be paid by September 30, 2003. The following table displays the activity and liability balance of this charge.

	Balance at 6/30/2002	Charges	Payments	Reversals	Balance at 6/30/2003
Termination benefits	$—	$579,300	$528,369	$38,528	$12,403

7. Commitments

        The Company leases facilities and equipment under various noncancelable operating lease agreements. Rent expense under these agreements was $3.2 million, $2.5 million and $1.1 million for the years ended June 30, 2003, 2002 and 2001, respectively. As of June 30, 2003, future minimum rental commitments, by fiscal year and in the aggregate, for the Company's operating leases are as follows:

Amount
2004	$3,581,659
2005	4,827,006
2006	4,413,551
2007	4,513,652
2008	3,454,676
Thereafter	—

Total minimum lease payments	$20,790,544

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

8. Financial Guarantees

        At June 30, 2003 and June 30, 2002, the Company had restricted cash of $1.1 million and approximately $970,000, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2003 and 2002 in relation to the Company's facilities leases.

9. Employee Savings Plan

        The Company has a 401(k) plan that allows participants to contribute 1% to 60% of their salary; subject to eligibility requirements and annual limits. All eligible employees can participate in the plan on January 1, April 1, July 1 or October 1. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. During fiscal year 2003, 2002 and 2001, the Company paid matching contributions of approximately $351,000, $269,000 and $84,000, respectively. Company contributions are fully vested after four years of employment.

10. Stock Compensation Plans, Stock Warrants and Stockholder Rights Plan

  Stock Options

        In September 2000, the Company's Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Plan"), which is the successor equity incentive plan to the Company's 1998 Stock Option Plan (the "1998 Plan"), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company's IPO, the Plan became effective and no additional grants were made under the 1998 Plan. A total of 10,728,370 shares of common stock have been reserved for issuance under the Plan to eligible employees, consultants and directors of the Company. Additional authorized shares may be reserved on any given day in an amount equal to the difference between: (i) 25% of the Company's issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Plan plus the number of shares available for future grants of awards under the Plan on that date. The number of shares available for issuance under the Plan as incentive stock options may not exceed 10,728,370 shares. The Plan provides that this number will increase on January 1 of each year by 250,000 shares, provided that this number may not exceed the total number of shares reserved under the Plan.

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

        A summary of activity in the Plan is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance, June 30, 2000	2,854,844	$0.384
Granted	1,951,788	2.594
Exercised	786,914	0.445
Terminated or expired	528,069	0.584

Balance, June 30, 2001	3,491,649	1.575
Granted	2,760,482	9.796
Exercised	515,699	0.689
Terminated or expired	260,983	6.451

Balance, June 30, 2002	5,475,449	5.571
Granted	1,021,458	7.205
Exercised	428,159	0.510
Terminated or expired	353,171	6.991

Balance, June 30, 2003	5,715,577	$6.155

        A summary of options outstanding as of June 30, 2003, is as follows:

	Outstanding Options			Exercisable Options
Exercise Price	Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Currently Exercisable	Weighted-Average Exercise Price
$0.00-$0.24	563,544	5.6	$0.235	550,622	$0.235
$0.25-$0.60	1,157,592	6.7	0.600	937,434	0.600
$0.61-$3.00	232,778	8.1	2.827	104,629	3.000
$3.01-$8.50	1,284,647	8.6	7.370	245,356	7.147
$8.51-$8.60	482,116	7.8	8.600	126,957	8.600
$8.61-$9.25	1,192,100	8.7	9.161	245,600	9.146
$9.26-$14.28	802,800	8.5	11.410	214,700	11.560

	5,715,577	7.8	$6.155	2,425,298	$3.538

  Deferred Stock-Based Compensation

        As of June 30, 2003, 2002 and 2001, the Company had deferred stock compensation balances of $2.2 million $4.7 million and $7.3 million, respectively, in accordance with APB 25, SFAS 123 and FIN 44, related to certain stock options granted to employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, which is generally four years, except for options with performance-based vesting provisions. During fiscal year 2001, 75% of the performance-based options vested upon the completion of the Company's IPO in November 2000. The remaining performance-based options vested in November 2001. The Company recognized stock compensation expense of $1.9 million, $2.4 million and $4.7 million for fiscal years 2003, 2002 and 2001, respectively.

  Employee Stock Purchase Plan

        During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, shareholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the Plan. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, we permit periodic purchases of stock, known as purchase periods. Currently, offering periods are six-month periods. The purchase periods are currently three-month periods. The Compensation Committee may modify the duration of the offering periods and the purchase periods in the future. At the end of each of four purchase periods during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. The purchase periods under the Purchase Plan end on March 31, June 30, September 30 and December 31 of each year. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan. For the fiscal years 2003, 2002 and 2001, total shares issued under the Purchase Plan were 272,141, 258,766 and 89,759, respectively.

  Stock Warrants

        During fiscal years 1999 and 2000 the Company had issued warrants to purchase shares of the Company's preferred stock, generally in connection with the Company's equipment financing. Upon the closing of the Company's IPO, in conjunction with the automatic conversion of the preferred stock, these warrants became exercisable for the same number of shares of common stock. The warrants expired on various dates through fiscal year 2009. During May 2001, warrants to acquire 47,000 shares of common stock were exercised on a "net" basis, resulting in the issuance of 39,332 shares of common stock. During July 2001, warrants to acquire 63,750 shares of common stock were exercised on a "net" basis, resulting in the issuance of 33,437 shares of common stock. As of June 30, 2002 and 2003, no warrants were outstanding.

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

11. Preferred and Common Stock

  Preferred Stock

        During May 1998, the Company sold 2,500,000 shares of Series A convertible preferred stock ("Series A preferred"), in a first closing, to a group of private investors at a purchase price of $1.00 per share. The net proceeds to the Company from the sale were $2.5 million. During August 1998, the Company completed issuance of 4,135,000 shares of Series A preferred, in a second closing, to another group of private investors in which the net proceeds to the Company were $4.1 million. In November 1999, the Company issued 3,199,999 shares of Series B convertible preferred stock

("Series B preferred") to substantially the same owners as Series A preferred, at a purchase price of $2.50 per share. The net proceeds to the Company were $7.9 million.

        On August 31, 2000, the Company issued 1,666,667 shares of its Series C convertible preferred stock ("Series C preferred") at $6.00 per share to investors, resulting in gross proceeds of $10.0 million. Subsequent to the commencement of the IPO process, the Company reevaluated the fair value of its Series C preferred as of August 31, 2000 and determined it to be $9.00 per share. Accordingly, the incremental fair value of $5.0 million, or $3.00 per share, is deemed to be the equivalent of a dividend on the Series C preferred. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for fiscal year 2001 and the related interim periods.

        On November 17, 2000, concurrent with the Company's IPO, all of the convertible preferred stock outstanding, amounting to 11,501,666 shares, automatically converted into common stock at a one-to-one ratio.

  Common Stock

        Concurrent with the incorporation of the Company and the subsequent May 1998 sale of Series A preferred, the Company completed private sales of 2,913,367 shares of its common stock to a group of private investors and the Company's founders at a purchase price of $0.235 per share. The net proceeds to the Company from the sale were approximately $334,000, plus notes receivable from three of the Company's founders, having an aggregate principal balance of $350,000. During fiscal year 2003, 2002 and 2001, all Company founders fully repaid their outstanding notes receivable balances, including accrued interest, in the amounts of approximately $157,000, $124,000 and $145,000, respectively.

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

12. Income Taxes

        The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes ("SFAS 109"). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

        The Company's effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended June 30,
	2003	2002	2001
Expected federal income tax expense at statutory rate of 34%	34.0%	34.0%	34.0%
Effect of permanent differences	(7.4%)	0.5%	42.0%
State income tax expense, net of federal benefit	3.1%	3.1%	1.8%
Valuation allowance	(29.7)%	(37.6)%	(77.8)%

	—%	—%	—%

        The components of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$14,113,901	$7,003,794
Research and development credit carryforwards	1,768,962	1,058,523
Deferred revenue	—	436,866
Inventory reserve	2,094,262	229,348
Other	266,584	196,058

	18,243,709	8,924,589
Valuation allowance	(16,194,572)	(8,053,587)

	2,049,137	871,002
Deferred tax liabilities:
Depreciation	(2,049,137)	(871,002)

Net deferred tax assets and liabilities	$—	$—

        The Company has recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized.

        At June 30, 2003, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

	Net Operating Losses	Research and Development Credits
Expiration date:
2019	$49,000	$—
2020	4,468,000	135,000
2021	4,494,000	147,000
2022	5,560,000	287,000
2023	6,180,000	485,000
2024	17,337,000	715,000

	$38,088,000	$1,769,000

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

13. Selected Quarterly Financial Data (Unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for the 2003 and 2002 fiscal year periods.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2003
Total revenue	$10,503,746	$9,502,439	$8,026,517	$7,092,711
Cost of revenue(1)	5,999,649	5,670,321	5,753,574	8,489,206
Net loss	(1,214,203)	(2,893,897)	(6,113,495)	(9,352,457)
Basic and diluted net loss per share(2)	$(0.04)	$(0.10)	$(0.22)	$(0.33)

Fiscal Year 2002
Total revenue	$7,192,319	$8,358,313	$9,503,501	$10,034,949
Cost of revenue	4,533,450	5,004,023	5,254,253	5,659,273
Net loss	(1,493,981)	(1,276,898)	(864,278)	(845,478)
Basic and diluted net loss per share(2)	$(0.06)	$(0.05)	$(0.03)	$(0.03)

(1)
During the fourth quarter of fiscal year 2003, the Company increased the inventory reserves for its Lead Generation Libraries, resulting in a $4.1 million charge to cost of revenue.

(2)
Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the full fiscal year.

ARRAY BIOPHARMA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2001, 2002 AND 2003

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 30, 2001	$—	$15,000	$—	$15,000
Fiscal year ended June 30, 2002	15,000	10,000	—	25,000
Fiscal year ended June 30, 2003	25,000	1,500	—	26,500
Inventory reserve
Fiscal year ended June 30, 2001	$80,894	$254,036	$—	$334,930
Fiscal year ended June 30, 2002	334,930	283,995	—	618,925
Fiscal year ended June 30, 2003	618,925	5,032,719	—	5,651,644

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable

Item 9A. Controls and Procedures

        We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of June 30, 2003, Array's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

        There has been no change in our internal control for financial reporting that occurred during our fourth quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the information under the captions "Proposal 1-Election of Directors", "Executive Officers and Other Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 30, 2003.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 30, 2003.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Transactions" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 30, 2003.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1. FINANCIAL STATEMENTS

  The financial statements are listed under Part II, Item 8 of this report.

  Index to Financial Statements

  (a)
  Balance Sheets at June 30, 2003 and 2002

  (b)
  Statements of Operations for each of the three years in the period ended June 30, 2003

  (c)
  Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2003

  (d)
  Statements of Cash Flows for each of the three years in the period ended June 30, 2003

  (e)
  Notes to Financial Statements

  2.
  FINANCIAL STATEMENT SCHEDULES

  The following financial schedule of Array BioPharma Inc. is included under Part II, Item 8 of this report:

  Schedule II—Valuation and Qualifying Accounts

  Schedules other than those listed above have been omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

  3.
  EXHIBITS

  Exhibits are set forth in the "Index to Exhibits" below

(b)
REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2003

  The Company filed a Current Report on Form 8-K dated May 5, 2003, to file a press release reporting financial results for the third quarter of fiscal year 2003.

  (c)
  EXHIBITS—Registrant hereby files as part of this Annual Report Form 10-K the exhibits listed on the "Exhibit Index" below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
By:	/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer
Signature	Title	Date

/s/ ROBERT E. CONWAY Robert E. Conway	Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2003
/s/ KYLE LEFKOFF Kyle Lefkoff	Chairman of the Board of Directors	September 26, 2003
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2003
/s/ FRANCIS J. BULLOCK Francis J. Bullock, Ph.D.	Director	September 26, 2003
/s/ MARVIN H. CARUTHERS Marvin H. Caruthers, Ph.D.	Director	September 26, 2003
/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	September 26, 2003
/s/ KEVIN KOCH Kevin Koch, Ph.D.	Director	September 26, 2003
/s/ DAVID L. SNITMAN David L. Snitman, Ph.D.	Director	September 26, 2003
/s/ GIL J. VAN LUNSEN Gil J. Van Lunsen	Director	September 26, 2003
/s/ JOHN L. ZABRISKIE John L. Zabriskie, Ph.D.	Director	September 26, 2003

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(1)	Amended and Restated Bylaws of Array BioPharma Inc.
3.3	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
10.1	(1)	1998 Stock Option Plan effective July 1, 1998, as amended
10.2	(11)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended
10.3	(11)	Array BioPharma Inc. Employee Stock Purchase Plan, as amended
10.4	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.5	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.6	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.7	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.8	(1)	Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated July 1998
10.9	(1)	First Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 1999
10.10	(6)	Second Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 2001
10.11	(6)	Option Agreement by and between Registrant, as Subtenant, and Boulder Headquarters LLC, as Landlord, dated April 1, 2001
10.12	(1)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 28, 2000
10.13	(4)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 11, 2002
10.14	(2)	Revised Employment Agreement by and between Registrant and Robert E. Conway dated November 15, 2001
10.15	(10)	Form of Employment Agreement dated September 1, 2002 by and between Registrant and each of Laurence Burgess, Jonathan Josey, Anthony D. Piscopio, David L. Snitman, Kevin Koch and R. Michael Carruthers.
10.16	(9)	Employment Agreement effective as of March 2002 between Registrant and John Moore
10.17	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.18	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.19	(1)	Custom Synthesis Fee-For-Service Agreement between Registrant and Merck & Co., Inc. dated May 14, 1999
10.20	(1)	Array Library Screening Agreement between Registrant and E.I. du Pont de Nemours and Company dated August 1, 2000
10.21	(1)	Drug Discovery Collaboration Agreement between Registrant and ICOS Corporation dated July 31, 2000
10.22	(1)	Diversity Library Screening Agreement between Registrant and Tularik Inc. dated June 10, 1999, as amended

10.23	(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.24	(1)	Custom Synthesis Development and Supply Agreement between Registrant and Merck & Co., Inc. dated September 6, 2000
10.25	(6)	Letter Agreement dated March 17, 2001 by and between Registrant and ICOS Corporation amending the Drug Discovery Collaboration Agreement dated July 31, 2000
10.26	(3)	Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001
10.27	(5)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.28	(7)	Agreement for the Supply of Compounds between Registrant and Pfizer Inc dated as of October 15, 2001
10.29	(7)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001
10.30	(8)	Form of purchase order for the purchase of chemical compounds and building blocks
23.1		Consent of Ernst & Young LLP, Independent Auditors.
31.1		Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0		Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 000-31979).

(8)
Incorporated herein by reference to the Current Report on Form 8-K as of January 15, 2002 (File No. 000-31979).

(9)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-31979).

(10)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 000-31979).

(11)
Incorporated herein by reference to the Registrant's definitive proxy statement on Schedule 14A dated October 1, 2002, with respect to the annual meeting of stockholders held on October 31, 2002.