Form 10-K/A
period 2003-06-30
ARRAY BIOPHARMA INC
filed 2003-10-01
CIK 1100412

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This amendment to Form 10-K is being filed solely to amend and replace Exhibit 23.1—Consent of Ernst & Young LLP, to correct an inadvertent error in omitting the conformed signature for the document. There are no other changes to the original Form 10-K filing. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  3.
  EXHIBITS

  Exhibits are set forth in the "Index to Exhibits" below

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
Date: October 1, 2003	By:	/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(1)	Amended and Restated Bylaws of Array BioPharma Inc.
3.3	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
10.1	(1)	1998 Stock Option Plan effective July 1, 1998, as amended
10.2	(11)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended
10.3	(11)	Array BioPharma Inc. Employee Stock Purchase Plan, as amended
10.4	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.5	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.6	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.7	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.8	(1)	Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated July 1998
10.9	(1)	First Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 1999
10.10	(6)	Second Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 2001
10.11	(6)	Option Agreement by and between Registrant, as Subtenant, and Boulder Headquarters LLC, as Landlord, dated April 1, 2001
10.12	(1)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 28, 2000
10.13	(4)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 11, 2002
10.14	(2)	Revised Employment Agreement by and between Registrant and Robert E. Conway dated November 15, 2001
10.15	(10)
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

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX