Form 10-Q
period 2003-09-30
ARRAY BIOPHARMA INC
filed 2003-11-03
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of October 30, 2003, the registrant had 28,350,768 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$20,549,762	$23,071,992
Marketable securities	8,364,373	11,058,458
Accounts receivable, net	2,729,125	1,643,746
Inventories, net	9,133,236	9,064,548
Prepaid expenses, advances and deposits	852,810	730,679
Total current assets	41,629,306	45,569,423

Property, plant and equipment	54,484,267	53,938,905
Less accumulated depreciation	(17,790,114)	(15,758,221)
Property, plant and equipment, net	36,694,153	38,180,684

Other assets	80,246	80,246

Total assets	$78,403,705	$83,830,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,448,972	$2,522,871
Advance payments from customers	2,088,492	2,102,346
Accrued compensation and benefits	1,058,724	1,054,779
Other current liabilities	320,080	436,840
Total current liabilities	5,916,268	6,116,836

Stockholders’ equity
Preferred stock	—	—
Common stock	28,336	28,221
Additional paid-in capital	124,239,850	124,050,659
Accumulated deficit	(50,092,684)	(44,155,945)
Accumulated other comprehensive income	4,080	21,856
Deferred compensation	(1,692,145)	(2,231,274)
Total stockholders’ equity	72,487,437	77,713,517

Total liabilities and stockholders’ equity	$78,403,705	$83,830,353

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue
Collaboration revenue	$7,010,371	$10,223,930
License, royalty and milestone revenue	185,101	279,816
Total revenue	7,195,472	10,503,746

Costs and expenses
Cost of revenue*	5,021,741	5,999,649
Research and development expenses:
for collaborations*	2,230,697	1,838,799
for proprietary drug discovery	4,032,256	2,049,787
Selling, general and administrative expenses*	1,939,765	2,086,159
Total operating expenses	13,224,459	11,974,394

Loss from operations	(6,028,987)	(1,470,648)

Interest income	92,248	256,445
Net loss	$(5,936,739)	$(1,214,203)

Basic and diluted net loss per share	$(0.21)	$(0.04)

Number of shares used to compute per share data	28,260,506	27,558,285

* Includes compensation related to option grants
Cost of revenue	$245,791	$264,902
Research and development for collaborations	163,861	176,602
Selling, general and administrative expenses	129,477	134,061
Total	$539,129	$575,565

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(5,936,739)	$(1,214,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,031,893	1,521,485
Compensation related to stock option grants	539,129	575,565
Changes in operating assets and liabilities	(1,476,766)	(4,359,948)
Net cash used in operating activities	(4,842,483)	(3,477,101)

Investing activities
Purchases of property, plant and equipment and long-term assets	(545,362)	(4,662,101)
Purchases of marketable securities	(1,323,691)	(12,902,626)
Proceeds from sale or maturity of marketable securities	4,000,000	19,000,000
Net cash provided by investing activities	2,130,947	1,435,273

Financing activities
Proceeds from repayment of notes receivable for common stock	—	157,183
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	189,306	484,717
Net cash provided by financing activities	189,306	641,900

Net decrease in cash and cash equivalents	(2,522,230)	(1,399,928)
Cash and cash equivalents, beginning of period	23,071,992	35,385,675
Cash and cash equivalents, end of period*	$20,549,762	$33,985,747

*  Excludes marketable securities totaling $8,364,373 and $18,110,532 as of September 30, 2003 and 2002, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

Note 1:         Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2003, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 26, 2003, with the Securities and Exchange Commission.

Note 2:         Inventory Components

	September 30, 2003	June 30, 2003
Fine chemicals	$3,706,990	$3,463,230
Lead Generation Libraries, custom libraries and Optimer building blocks	10,404,920	11,252,962
Total inventories at cost	14,111,910	14,716,192
Less reserves	(4,978,674)	(5,651,644)
Total inventories, net	$9,133,236	$9,064,548

Note 3:         Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended September 30,
	2003	2002

Net loss	$(5,936,739)	$(1,214,203)
Change in unrealized gain (loss) on marketable securities	(17,776)	(4,170)
Total comprehensive loss	$(5,954,515)	$(1,218,373)

Note 4:         Common Stock

In September 2002, the Company received $157,183 from a Company founder as full repayment of an outstanding note receivable balance, including accrued interest, payable in connection with the purchase by the founder of shares of the Company’s common stock in May 1998. All notes receivable for common stock have been fully repaid by the Company’s founders.

Note 5:         Revenue Recognition

The Company recognizes revenue from fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of the Company’s performance obligations under the related program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advanced payments from customers until the revenue is earned. The Company reports revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

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

Note 7:         Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

The Company adopted the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and Accounting Principle Board Opinion No. 28, Interim Financial Reporting, to require disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123.

	Three Months Ended September 30,
	2003	2002

Net loss applicable to common stockholders, as reported	$(5,936,739)	$(1,214,203)
Add: Stock-based employee compensation expense included in reported net loss	539,129	575,565

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,906,056)	(2,194,858)
Pro forma net loss applicable to common stockholders	$(7,303,666)	$(2,833,496)

Net loss per share:
Basic and diluted - as reported	$(0.21)	$(0.04)
Basic and diluted - pro forma	$(0.26)	$(0.10)

Note 8:         Financial Guarantees

At September 30, 2003 and June 30, 2003, the Company had restricted cash of $1.3 million and $1.1 million, respectively, as compensating balances to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2003 and 2002 in relation to the Company’s facilities leases.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the willingness of the pharmaceutical and biotechnology industries to collaborate with third parties, particularly Array, on their drug discovery activities, our ability to create successful drug candidates, and our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission on September 26, 2003. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

Array BioPharma is a drug discovery company creating new small molecule drugs through the integration of chemistry, biology and informatics. Our experienced scientists utilize a comprehensive set of drug discovery technologies, which we call the Array Discovery Platform®, to invent drugs in collaboration with leading pharmaceutical and biotechnology companies and for our own pipeline of proprietary drug candidates.

We have incurred net losses since inception and expect to incur losses in the near future as we expand our scientific staff, proprietary drug discovery programs and continue to scale-up our operations. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of September 30, 2003, we had an accumulated deficit of $50.1 million.

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

Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization services to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for preclinical and clinical testing. We also produce chemical compounds in our cGMP manufacturing facility that meet cGMP requirements for Phase I clinical testing. In fiscal 2003, we first used this facility to produce bulk material for clinical testing of our most advanced proprietary development program.

We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, eight of our current, and four of our past collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and seven of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Three of our past collaboration agreements provided an up-front license or technology access fee, and one of our collaboration agreements currently generates a low level of royalty payments. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days’ prior notice. We earned our first milestone payment from ICOS Corporation in November 2001 with the commencement of a Phase I clinical trial on a jointly identified drug candidate. In August 2003, we received our first milestone payment from a major Japanese pharmaceutical company for Array’s successes in creating a series of small molecule drug leads against a proprietary target.

Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 95% of our total revenue for the first quarter of fiscal 2004 and our top four collaborators, Merck & Co., Inc., ICOS Corporation, Eli Lilly and Company, and OSI Pharmaceuticals, Inc. accounted for 18%, 12%, 12% and 10%, respectively, of our total revenue. During fiscal year 2003, ICOS, Merck and Eli Lilly accounted for 21%, 15% and 12%, respectively, of our total revenue.

We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advanced payments from customers until the revenue is earned. We report revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

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

Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses. In addition, termination related costs of approximately $541,000 associated with a reduction in workforce completed in March 2003 were recorded as selling, general and administrative expenses.

We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 22% of our total revenue during the first quarter of fiscal year 2004, up from 14% for the full fiscal year of 2003. Our international revenue is attributed to European, Canadian and Japanese collaborations. All of our collaboration agreements and purchase orders are denominated in United States dollars.

We plan to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments. We also intend to enter into agreements to participate in the success of our proprietary potential drug candidates through a combination of licensing fees, payments for continued research and down-stream payments that include milestone and/or royalty payments.

Deferred Stock Compensation

We recorded approximately $539,000 of compensation expense related to stock option grants for the three-month period ended September 30, 2003. The compensation expense related to stock option grants is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of September 30, 2003, we had a total of $1.7 million of deferred stock compensation remaining to be amortized. We expect to amortize this deferred stock compensation through March 31, 2005, as follows: $1.5 million during the remainder of fiscal year 2004 and approximately $200,000 in fiscal year 2005.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenue. Total revenue for the three months ended September 30, 2003 was $7.2 million, down 31% from $10.5 million in the same period of the prior year. This decrease was primarily attributable to $2.3 million in lower revenue following expiration of four lead collaboration programs in the latter part of fiscal 2003 and the beginning of fiscal 2004.  Partially offsetting this decrease was revenue generated from our new collaboration agreements with InterMune, Inc., GenPath Pharmaceuticals, Inc. and Replidyne, Inc. In addition, revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform decreased by approximately $869,000 for the first quarter of fiscal 2004, compared to the same period in the prior year.

Cost of revenue. Cost of revenue decreased to $5.0 million for the three months ended September 30, 2003, from $6.0 million in the same period of the prior year, primarily due to the decrease in lead optimization collaboration revenue. Cost of revenue increased to 70% of revenue for the three months ended September 30, 2003, from 57% in the same period of the prior year. The increased cost of revenue as a percentage of revenue for the three months ended September 30, 2003, was due primarily to a lower revenue base against which to apply certain fixed costs as well as lower revenue being generated from subscriptions and sales of chemical compounds from our Array Discovery Platform.

Research and development expenses. Research and development expenses increased to $6.3 million for the three months ended September 30, 2003, a 61% increase from $3.9 million in the same period of the prior year. The expansion of our own proprietary drug discovery efforts accounted for $2.0 million, or 83% of this increase while spending for our Lead Generation Libraries, Optimer building blocks and custom library collaborations accounted for the balance. These expanded research efforts required additional scientific staff and associated salaries and benefits, and included increased costs associated with pharmacology and drug metabolism testing. We plan to continue increasing our research and development efforts related to the discovery of additional intellectual property, which will result in increased research and development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1.9 million for the three months ended September 30, 2003, compared to $2.1 million in the same period of the prior year. The decrease in selling, general and administrative expenses for the first three months of fiscal 2004 was attributed to cost savings associated with the elimination of certain administrative positions affected by our March 2003 reduction in workforce.

Compensation related to stock option grants. Compensation expense related to certain stock option grants was approximately $539,000 for the three months ended September 30, 2003, compared to approximately $576,000 in the same period of the prior year. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income decreased to approximately $92,000 for the three months ended September 30, 2003, from approximately $256,000 in the same period of the prior year primarily due to lower interest rates on a lower average cash balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of September 30, 2003, cash, cash equivalents and marketable securities totaled $28.9 million compared to $34.1 million at June 30, 2003. Net cash used in operating activities was $4.8 million for the three months ended September 30, 2003, compared to $3.5 million for the same period in fiscal 2003. During the first three months of fiscal year 2004, our net loss of $5.9 million was reduced by noncash charges of $2.6 million associated with depreciation and compensation related to stock option grants, yet our working capital increased by $1.5 million. Working capital rose primarily due to increases in accounts receivable. These increases were the result of higher levels of revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform being generated during the last month of the current quarter compared to the last month of the prior quarter.

During the three months ended September 30, 2003, we invested approximately $545,000 in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Financing activities provided approximately $189,000 of cash from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan.

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

• our ability to enter into agreements to co-develop our proprietary drug candidates;

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

Future capital requirements will also depend upon the extent to which we acquire or invest in other businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were primarily generated from the proceeds of our equity offerings. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as an ongoing concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

There has been no material change in our obligations and commitments during the first three months of fiscal year 2004.

At September 30, 2003, we had restricted cash of $1.3 million as a compensating balance to support outstanding letters of credit we issued during prior fiscal years in relation to our facilities leases.

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

We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Royalty revenue is recorded when earned. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advanced payments from customers until the revenue is earned. We report revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research and the development and sale of chemical compounds, as collaboration revenue. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

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

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Statement No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that are executed after June 28, 2003. Array adopted EITF 00-21 during the period ended September 30, 2003. The adoption of this statement is not expected to have a significant impact on our financial statements.

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

Item 4.           Controls and Procedures.

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of September 30, 2003, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during our first quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the first quarter of Fiscal 2004

The Company filed a Current Report on Form 8-K dated August 4, 2003, to file a press release reporting financial results for the fourth quarter and full year of fiscal 2003.

The Company filed a Current Report on Form 8-K/A dated August 11, 2003, to correct a clerical error in the Form 8-K filing dated August 4, 2003.

Items 1 through 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: November 3, 2003	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: November 3, 2003	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)