Form 10-Q
period 2003-12-31
ARRAY BIOPHARMA INC
filed 2004-02-02
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

As of January 29, 2004, the registrant had 28,561,964 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$28,714,208	$23,071,992
Marketable securities	6,190,876	11,058,458
Accounts receivable, net	7,699,493	1,643,746
Inventories, net	9,313,883	9,064,548
Prepaid expenses, advances and deposits	631,845	730,679
Total current assets	52,550,305	45,569,423

Property, plant and equipment	54,892,174	53,938,905
Less accumulated depreciation	(19,775,302)	(15,758,221)
Property, plant and equipment, net	35,116,872	38,180,684

Other assets	80,246	80,246

Total assets	$87,747,423	$83,830,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,085,494	$2,522,871
Advance payments from customers	17,147,359	2,102,346
Accrued compensation and benefits	954,591	1,054,779
Other current liabilities	522,341	436,840
Total current liabilities	20,709,785	6,116,836

Stockholders’ equity
Preferred stock	—	—
Common stock	28,516	28,221
Additional paid-in capital	124,512,388	124,050,659
Accumulated deficit	(56,353,894)	(44,155,945)
Accumulated other comprehensive income	3,640	21,856
Deferred compensation	(1,153,012)	(2,231,274)
Total stockholders’ equity	67,037,638	77,713,517

Total liabilities and stockholders’ equity	$87,747,423	$83,830,353

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue
Collaboration revenue	$6,907,414	$9,011,492	$13,917,785	$19,235,422
License, royalty and milestone revenue	687,499	490,947	872,600	770,763
Total revenue	7,594,913	9,502,439	14,790,385	20,006,185

Costs and expenses
Cost of revenue*	5,009,306	5,670,321	10,031,047	11,669,970
Research and development expenses:
for collaborations*	2,220,166	2,343,706	4,450,863	4,182,505
for proprietary drug discovery	4,565,158	2,411,299	8,597,414	4,461,086
Selling, general and administrative expenses*	2,138,577	2,201,345	4,078,342	4,287,504
Total operating expenses	13,933,207	12,626,671	27,157,666	24,601,065

Loss from operations	(6,338,294)	(3,124,232)	(12,367,281)	(4,594,880)

Interest income	77,084	230,335	169,332	486,780
Net loss	$(6,261,210)	$(2,893,897)	$(12,197,949)	$(4,108,100)

Basic and diluted net loss per share	$(0.22)	$(0.10)	$(0.43)	$(0.15)

Number of shares used to compute per share data	28,388,261	27,720,183	28,324,384	27,639,234

* Includes compensation related to option grants
Cost of revenue	$245,793	$264,902	$491,584	$529,804
Research and development for collaborations	163,863	176,602	327,724	353,204
Selling, general and administrative expenses	129,477	134,061	258,954	268,122
Total	$539,133	$575,565	$1,078,262	$1,151,130

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Operating activities
Net loss	$(12,197,949)	$(4,108,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,026,489	3,169,491
Compensation related to stock option grants	1,078,262	1,151,130
Changes in operating assets and liabilities	8,386,701	(6,751,854)
Net cash provided by (used in) operating activities	1,293,503	(6,539,333)

Investing activities
Purchases of property, plant and equipment and long-term assets	(962,677)	(7,571,377)
Purchases of marketable securities	(6,175,634)	(31,965,847)
Proceeds from sale or maturity of marketable securities	11,025,000	32,000,000
Net cash provided by (used in) investing activities	3,886,689	(7,537,224)

Financing activities
Proceeds from repayment of notes receivable for common stock	—	157,183
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	462,024	907,773
Net cash provided by financing activities	462,024	1,064,956

Net increase (decrease) in cash and cash equivalents	5,642,216	(13,011,601)
Cash and cash equivalents, beginning of period	23,071,992	35,385,675
Cash and cash equivalents, end of period*	$28,714,208	$22,374,074

* Excludes marketable securities totaling $6,190,876 and $24,209,953 as of December 31, 2003 and 2002, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month month periods ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2003, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 26, 2003, with the Securities and Exchange Commission.

Note 2: Inventory Components

	December 31, 2003	June 30, 2003
Fine chemicals	$3,853,656	$3,463,230
Lead Generation Libraries, custom libraries and Optimer building blocks	10,087,354	11,252,962
Total inventories at cost	13,941,010	14,716,192
Less reserves	(4,627,127)	(5,651,644)
Total inventories, net	$9,313,883	$9,064,548

Note 3: Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net loss	$(6,261,210)	$(2,893,897)	$(12,197,949)	$(4,108,100)
Change in unrealized gain (loss) on marketable securities	(440)	36,200	(18,216)	32,030
Total comprehensive loss	$(6,261,650)	$(2,857,697)	$(12,216,165)	$(4,076,070)

Note 4: Common Stock

In September 2002, the Company received $157,183 from a Company founder as full repayment of an outstanding note receivable balance, including accrued interest, payable in connection with the purchase by the founder of shares of the Company’s common stock in May 1998. All notes receivable for common stock have been fully repaid by the Company’s founders.

Note 5: Revenue Recognition

The Company recognizes revenue from fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when the Company has met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(6,261,210)	$(2,893,897)	$(12,197,949)	$(4,108,100)

Add: Stock-based employee compensation expense included in reported net loss	539,133	575,565	1,078,262	1,151,130

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,941,819)	(2,215,740)	(3,847,875)	(4,410,598)

Pro forma net loss applicable to common stockholders	$(7,663,896)	$(4,534,072)	$(14,967,562)	$(7,367,568)

Net loss per share:
Basic and diluted - as reported	$(0.22)	$(0.10)	$(0.43)	$(0.15)
Basic and diluted - pro forma	$(0.27)	$(0.16)	$(0.53)	$(0.27)

Number of shares used to compute per share data	28,388,261	27,720,183	28,324,384	27,639,234

Note 8: Financial Guarantees

At December 31, 2003 and June 30, 2003, the Company included in cash and cash equivalents restricted cash of $1.3 million and $1.1 million, respectively, as compensating balances to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2003 and 2002 to secure the Company’s obligations under its facilities leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to collaborate with and fund third parties on their drug discovery activities, the ability of our collaborators and of Array to meet drug discovery objectives tied to milestones and royalties, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission on September 26, 2003. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

Array BioPharma is creating the next generation of orally active drugs by integrating the latest advances in chemistry, biology and informatics. Our drug development pipeline is focused primarily in cancer and inflammatory disease and includes many promising small molecule drugs that affect disease pathways with well-validated targets. Array also collaborates with leading pharmaceutical and biotechnology companies to invent and optimize drug candidates across a broad range of therapeutic areas.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to expand our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of December 31, 2003, we had an accumulated deficit of $56.4 million.

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

Our collaborations include lead generation, lead optimization, custom synthesis and process research and development. We provide lead generation services, including structural biology and screening compound libraries, to invent lead candidates for our collaborators and lead optimization services to refine and optimize potential drug candidates. We also design, synthesize and provide libraries of chemical compounds or single compounds to our collaborators on a custom basis, with either an exclusive or non-exclusive license to use the compounds. We assist collaborators in process research and development, which involves developing the processes to make, and synthesizing for delivery, the larger quantities of chemical compounds required for preclinical and clinical testing. We also produce chemical compounds in our cGMP manufacturing facility that meet cGMP requirements for Phase I clinical testing. In fiscal 2003, we first used this facility to produce bulk material for clinical testing of ARRY-142886, our most advanced proprietary development program.

We license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. We are also paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services. In addition, eight of our current, and six of our past, collaboration agreements provide for additional payments upon the achievement of certain drug development milestones, and seven of our collaboration agreements provide for royalty payments based on sales of products created as a result of these collaborations. Two of our current, and three of our past, collaboration agreements provided an up-front license or technology access fee. In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days’ prior notice. We earned our first milestone payment from ICOS Corporation in November 2001 with the commencement of a Phase I clinical trial on a jointly identified drug candidate. In August 2003, we received our first milestone payment from a major Japanese pharmaceutical company for Array’s successes in creating a series of small molecule drug leads against a proprietary target.

Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 95% of our total revenue for the first six months of fiscal 2004, and our current top two collaborators, Merck & Co., Inc. and Eli Lilly and Company, accounted for 20% and 14%, respectively, of our total revenue. Future revenue from our newly announced collaborations with AstraZeneca AB and Genentech, Inc., is expected to position these companies as our top two collaborators for fiscal year 2004. During fiscal year 2003, ICOS Corporation, Merck and Eli Lilly accounted for 21%, 15% and 12%, respectively, of our total revenue.

We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when we have met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

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

Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses. In addition, termination related costs of approximately $541,000 associated with a reduction in workforce completed during the prior fiscal year in March 2003 were recorded as selling, general and administrative expenses.

We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 26% of our total revenue during the first six months of fiscal year 2004, up from 14% for the full fiscal year of 2003. Our international revenue is attributed to European, Canadian and Japanese collaborations. All of our collaboration agreements and purchase orders are denominated in United States dollars.

We plan to continue to increase our investment in our proprietary research programs and to seek additional collaborations in which we participate in the success of our proprietary potential drug candidates through a combination of licensing fees, payments for continued research and down-stream payments that include milestone and/or royalty payments.  We also intend to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments.

Deferred Stock Compensation

We recorded approximately $539,000 and $1.1 million of stock compensation expense for the three- and six-month periods ended December 31, 2003. This stock compensation is related to the vesting of stock options that were granted prior to our initial public offering in November 2000. The stock compensation expense is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of December 31, 2003, we had a total of $1.2 million of deferred stock compensation remaining to be amortized. We expect to amortize this deferred stock compensation through March 31, 2005, as follows: $1.0 million during the remainder of fiscal year 2004 and approximately $200,000 in fiscal year 2005.

Results of Operations

Three and Six Months Ended December 31, 2003 and 2002

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenue:
Collaboration revenue	$6,907	$9,011	$13,918	$19,235

License, royalty and milestone revenue	687	491	873	771
Total revenue	$7,594	$9,502	$14,791	$20,006

Revenue. Revenue from collaboration agreements for the three and six months ended December 31, 2003 decreased by $2.8 million and $4.8 million, respectively, compared with the same periods of the prior year primarily due to the expiration of four significant lead optimization programs during the last quarter of fiscal 2003 and the beginning of fiscal 2004. In addition, revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform decreased by approximately $331,000 and $1.2 million for the three- and six-month periods ended December 31, 2003, respectively, compared with the same periods of the prior year. Partially offsetting these decreases were collaboration revenue generated from our new agreements with InterMune, Inc. and GenPath Pharmaceuticals, Inc., and our newly announced collaborations with AstraZeneca AB and Genentech, Inc.

During December 2003, we signed agreements containing up-front license fees related to the AstraZeneca and Genentech collaborations for a combined amount of $16.0 million. In December, we recorded approximately $667,000 in license fee revenue while the remaining $15.3 million was recorded as advance payments from customers. We anticipate license fee revenue to increase in future periods as three full months of the remaining license fee revenue is recognized each quarterly period through the expected term of each related research program.

Cost of revenue. Cost of revenue decreased by $0.7 million and $1.7 million for the three and six months ended December 31, 2003, respectively, primarily due to the decrease in lead optimization collaboration revenue over these same periods. Cost of revenue increased to 66% of revenue for the three months ended December 31, 2003, from 60% in the same period of the prior year. Cost of revenue increased to 68% of revenue for the six months ended December 31, 2003, from 58% in the same period of the prior year. The increased cost of revenue as a percentage of revenue for the three and six months ended December 31, 2003, was due primarily to a lower revenue base against which to apply certain fixed costs as well as lower revenue being generated from subscriptions and sales of chemical compounds from our Array Discovery Platform.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Research and development expenses:
for collaborations	$2,220	$2,344	$4,451	$4,183
for proprietary drug discovery	4,565	2,411	8,597	4,461
Total research and development	$6,785	$4,755	$13,048	$8,644

Research and development expenses. The increases in research and development expenses of 43% and 51% for the three and six months ended December 31, 2003, respectively, over the same periods of the prior year were directly the result of our expanded proprietary drug discovery efforts. These expanded research efforts required additional scientific staff and associated salaries and benefits, and included increased costs associated with pharmacology and drug metabolism testing. We plan to continue increasing our research and development efforts related to the discovery of additional intellectual property, which will result in increased research and development expenses in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2.1 million for the three months ended December 31, 2003, compared with $2.2 million in the same period of the prior year. For the six-month period ended December 31, 2003, selling, general and administrative expenses decreased to $4.1 million from $4.3 million in the same period of the prior year. These decreases were attributed to cost savings associated with the elimination of certain administrative positions affected by our March 2003 reduction in workforce.

Compensation related to stock option grants. Compensation expense related to certain stock options that were granted prior to our November 2000 initial public offering, for the three- and six-month periods ended December 31, 2003 were approximately $539,000 and $1.1 million, respectively. During the comparable three- and six-month periods of the prior year this expense was approximately $576,000 and $1.1 million, respectively. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income decreased to approximately $77,000 and $169,000 for the three and six months ended December 31, 2003, respectively, from approximately $230,000 and $487,000, respectively, in the same periods of the prior year primarily due to lower investment interest rates earned on a lower average cash balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of December 31, 2003, cash, cash equivalents and marketable securities totaled $34.9 million compared with $34.1 million at June 30, 2003. Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2003, compared with net cash used of $6.5 million for the same period in fiscal 2003. During the first six months of fiscal year 2004, our net loss of $12.2 million was reduced by noncash charges of $5.1 million associated with depreciation and compensation related to stock option grants, and our working capital, excluding cash and marketable securities, decreased by $8.4 million. The decrease in working capital was primarily related to the $15.0 million increase in advance payments from customers, partially offset by the $6.1 million increase in accounts receivable. These changes were largely the result of our executing agreements during the current quarter to receive up-front license fees from two collaborators for a combined amount of $16.0 million. As of December 31, 2003, $10.0 million of these up-front license fees had been received and the outstanding $6.0 million remained in accounts receivable. We recognized approximately $667,000 of these up-front license fees as revenue during December 2003, while the remaining $15.3 million was recorded as advance payments from customers.

During the six months ended December 31, 2003, we invested approximately $963,000 in capital equipment and leasehold improvements primarily associated with equipping and commencing operations in our new pharmacology and drug metabolism facilities. Financing activities provided approximately $462,000 of cash from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan.

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

Obligations and Commitments

There has been no material change in our obligations and commitments during the first six months of fiscal year 2004.

At December 31, 2003, we had restricted cash of $1.3 million as a compensating balance to support outstanding letters of credit we issued during prior fiscal years to secure our obligations under our facilities leases.

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

We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when we have met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

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

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Statement No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that are executed in fiscal periods beginning after June 15, 2003. Array adopted EITF 00-21 during the quarter ended September 30, 2003. The adoption of this statement is not expected to have a significant impact on our financial statements.

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

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of December 31, 2003, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during our second quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on October 30, 2003. At that meeting, two proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect two Class III directors to serve a three-year term of office expiring on the date of the 2006 annual meeting of stockholders. The two nominees for Class III director were Francis J. Bullock, Ph.D. and Kevin Koch, Ph.D.  Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2004. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2003. The stockholders approved all proposals as follows:

	Number of Votes
Proposal	For	Against	Abstain/ Withhold

Proposal 1 - Election of Class III directors
Francis J. Bullock, Ph.D.	25,075,267	—	340,198
Kevin Koch, Ph.D.	25,368,349	—	47,116

Proposal 2 - Ratification of the appointment of Ernst & Young LLP	25,360,383	47,860	7,222

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1 (1)          Collaboration and License Agreement by and between the Company and AstraZeneca AB, dated December 18, 2003

10.2 (1)          Drug Discovery Collaboration Agreement by and between the Company and Genentech, Inc., dated December 22, 2003

31.1                           Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0                           Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

(1) Confidential treatment of redacted portions has been applied for

(b)                                 Reports on Form 8-K during the second quarter of Fiscal 2004

The Company filed a Current Report on Form 8-K dated November 3, 2003, to file a press release reporting financial results for the first quarter of fiscal 2004.

The Company filed a Current Report on Form 8-K dated December 18, 2003, to file a press release announcing a licensing and collaboration agreement between the Company and AstraZeneca AB.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: February 2, 2004	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: February 2, 2004	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)