Form 10-Q
period 2004-03-31
ARRAY BIOPHARMA INC
filed 2004-05-06
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☒   No ☐

As of April 30, 2004, the registrant had 28,794,401 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I.

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$4,735,754	$4,714,203
Marketable securities	32,405,963	29,416,247
Accounts receivable, net	1,335,521	1,643,746
Inventories, net	4,136,967	9,064,548
Prepaid expenses, advances and deposits	1,136,778	730,679
Total current assets	43,750,983	45,569,423

Property, plant and equipment	56,011,203	53,938,905
Less accumulated depreciation	(21,747,831)	(15,758,221)
Property, plant and equipment, net	34,263,372	38,180,684

Other assets	80,246	80,246

Total assets	$78,094,601	$83,830,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,514,660	$2,522,871
Advance payments from collaborators	15,839,553	2,102,346
Accrued compensation and benefits	1,113,981	1,054,779
Other current liabilities	376,940	436,840
Total current liabilities	19,845,134	6,116,836

Stockholders’ equity
Preferred stock	—	—
Common stock	28,709	28,221
Additional paid-in capital	124,926,301	124,050,659
Accumulated deficit	(66,086,642)	(44,155,945)
Accumulated other comprehensive income	3,360	21,856
Deferred compensation	(622,261)	(2,231,274)
Total stockholders’ equity	58,249,467	77,713,517

Total liabilities and stockholders’ equity	$78,094,601	$83,830,353

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue
Collaboration revenue	$7,667,083	$7,744,103	$21,584,868	$26,979,525
License, royalty and milestone revenue	2,020,833	282,414	2,893,433	1,053,177
Total revenue	9,687,916	8,026,517	24,478,301	28,032,702

Costs and expenses
Cost of revenue*	6,045,353	5,753,574	16,076,400	17,423,544
Provision for excess inventory	5,616,424	—	5,616,424	—
Research and development expenses:
for collaborations*	2,435,303	2,999,459	6,886,166	7,181,964
for proprietary drug discovery	3,510,918	3,014,425	12,108,332	7,475,511
Selling, general and administrative expenses*	1,911,269	2,544,759	5,989,611	6,832,263
Total operating expenses	19,519,267	14,312,217	46,676,933	38,913,282

Loss from operations	(9,831,351)	(6,285,700)	(22,198,632)	(10,880,580)

Interest income	98,603	172,205	267,935	658,985
Net loss	$(9,732,748)	$(6,113,495)	$(21,930,697)	$(10,221,595)

Basic and diluted net loss per share	$(0.34)	$(0.22)	$(0.77)	$(0.37)

Number of shares used to compute per share data	28,601,461	27,930,326	28,416,071	27,734,848

* Includes compensation related to option grants
Cost of revenue	$241,134	$264,902	$732,718	$794,706
Research and development for collaborations	160,755	176,602	488,479	529,806
Selling, general and administrative expenses	128,862	134,061	387,816	402,183
Total	$530,751	$575,565	$1,609,013	$1,726,695

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(21,930,697)	$(10,221,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,999,018	5,166,198
Compensation related to stock option grants	1,609,013	1,726,695
Provision for excess inventory	5,616,424	—
Changes in operating assets and liabilities	12,941,581	(7,546,737)
Net cash provided by (used in) operating activities	4,235,339	(10,875,439)

Investing activities
Purchases of property, plant and equipment and long-term assets	(2,081,706)	(9,052,263)
Purchases of marketable securities	(193,608,212)	(176,694,780)
Proceeds from sale or maturity of marketable securities	190,600,000	188,591,280
Net cash provided by (used in) investing activities	(5,089,918)	2,844,237

Financing activities
Proceeds from repayment of notes receivable for common stock	—	157,183
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	876,130	1,183,106
Net cash provided by financing activities	876,130	1,340,289

Net increase (decrease) in cash and cash equivalents	21,551	(6,690,913)
Cash and cash equivalents, beginning of period	4,714,203	16,517,214
Cash and cash equivalents, end of period*	$4,735,754	$9,826,301

* Excludes marketable securities totaling $32,405,963 and $31,182,347 as of March 31, 2004 and 2003, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2003, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 26, 2003, with the Securities and Exchange Commission.

Note 2: Inventory Components

	March 31, 2004	June 30, 2003
Fine chemicals	$4,354,763	$3,463,230
Lead Generation Libraries, custom libraries and Optimer building blocks	10,173,873	11,252,962
Total inventories at cost	14,528,636	14,716,192
Less reserves	(10,391,669)	(5,651,644)
Total inventories, net	$4,136,967	$9,064,548

During fiscal 2004, the Company accelerated the evolution of its business model to focus primarily on drug discovery; increasing the investment in proprietary research and out-licensing three proprietary drug programs in December 2003 to AstraZeneca and Genentech for further development and commercialization. Due to this evolution, it is not expected that Lead Generation Libraries will be a significant source of revenues in future periods, and no new Lead Generation Libraries will be produced other than for Array’s own proprietary research.

In light of the foregoing, an in-depth review of the inventory levels and carrying values for Lead Generation Libraries, Optimer building blocks and fine chemicals was undertaken during the third quarter of fiscal 2004.  As a result of this review which was based on expected future sales and industry standards relating to net carrying values, it was determined that there was an excess level of Lead Generation Library and Optimer building block inventory. It was also determined that inventory of fine chemicals used as the starting materials for Lead Generation Libraries exceeded anticipated usage. Accordingly, the reserves were increased by $5.6 million for these inventories.

Note 3: Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net loss	$(9,732,748)	$(6,113,495)	$(21,930,697)	$(10,221,595)
Change in unrealized loss on marketable securities	(280)	(33,720)	(18,496)	(1,690)
Total comprehensive loss	$(9,733,028)	$(6,147,215)	$(21,949,193)	$(10,223,285)

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

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. The Company reports revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates it out-licenses, as collaboration revenue. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net loss applicable to common stockholders, as reported	$(9,732,748)	$(6,113,495)	$(21,930,697)	$(10,221,595)
Add: Stock-based employee compensation expense included in reported net loss	530,751	575,565	1,609,013	1,726,695

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,929,587)	(2,110,533)	(5,777,462)	(6,264,350)

Pro forma net loss applicable to common stockholders	$(11,131,584)	$(7,648,463)	$(26,099,146)	$(14,759,250)

Net loss per share:
Basic and diluted - as reported	$(0.34)	$(0.22)	$(0.77)	$(0.37)
Basic and diluted - pro forma	$(0.39)	$(0.27)	$(0.92)	$(0.53)

Number of shares used to compute per share data	28,601,461	27,930,326	28,416,071	27,734,848

Note 8: Financial Guarantees

At March 31, 2004 and June 30, 2003, the Company included in cash and cash equivalents restricted cash of $1.3 million and $1.1 million, respectively, as compensating balances to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2003 and 2002 to secure the Company’s obligations under its facilities leases.

Note 9: Restructuring – Prior fiscal year

In March 2003, the Company reduced its workforce in order to reduce costs and match its headcount resources with the near-term demand for its collaboration programs, which resulted in the termination of 31 employees across all employee levels and business functions. This reduction resulted in a charge to operations in March 2003 for termination-related costs of approximately $541,000. Such costs included severance packages and out-placement services for affected employees and were included in selling, general and administrative expenses in the statement of operations.

Note 10: Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation. These reclassifications had no impact on the reported results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to collaborate with and fund third parties to in-license drug candidates for their product pipelines and on their drug discovery activities, the ability of our collaborators and of Array to meet drug discovery objectives tied to milestones and royalties, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, our ability to attract and retain experienced scientists and management, and the risk factors set forth below under the caption “Risk Factors”. We are providing the information in this quarterly report on Form 10-Q as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

Array BioPharma is a drug discovery company creating the next generation of orally active drugs by integrating the latest advances in chemistry, biology and informatics. Our drug development pipeline is focused primarily in cancer and inflammatory disease and includes several promising small molecule drugs that regulate targets in therapeutically important disease pathways. During fiscal 2004, we accelerated the evolution of our business model to focus primarily on drug discovery, increasing our investment in proprietary research and out-licensing select proprietary drug programs to partners for further development and commercialization. In addition, we collaborate with leading pharmaceutical and biotechnology companies to design, create and optimize drug candidates across a broad range of therapeutic areas.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of March 31, 2004, we had an accumulated deficit of $66.1 million.

We generate revenue through the co-development and out-licensing of select proprietary drug discovery programs for up-front fees, research funding and potential development milestone payments and royalties on future product sales. To date, we have out-licensed four proprietary programs, and have completed research on one of these programs. Under these agreements, we have received up-front license or technology access fees and receive payments for conducting research and aspects of further clinical development based on the number of full-time equivalent employees assigned to the project. We are also entitled to receive development milestone payments and royalties on resulting product sales. These collaborators may terminate their agreement with us upon advance notice. We intend to progress proprietary drug programs internally through clinical testing and to evaluate select programs for out-licensing opportunities with pharmaceutical or biotechnology partners.

We also generate revenue by screening, researching, designing and synthesizing chemical compounds for the invention of drug candidates for our collaborators. We are paid under our collaboration agreements based on the number of full-time equivalent employees contractually assigned to a project, plus certain expenses. Under certain of these agreements, we are entitled to receive additional payments upon the achievement of certain drug development milestones and/or royalty payments based on sales of products created as a result of these collaborations.  In general, our collaborators may terminate their collaboration agreement with us on 30 to 90 days’ prior notice.

We also license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other customers. Some of our Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services.

Collaboration revenue in our statement of operations includes revenue for lead generation and lead optimization, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug programs we out-license. License, royalty and milestone revenue received under our collaboration agreements, which includes our out-licensing agreements, is combined and reported separately from collaboration revenue. We earned our first milestone payment from ICOS Corporation in November 2001 with the commencement of a Phase I clinical trial on a jointly identified drug candidate. In August 2003, we received our first milestone payment from a major Japanese pharmaceutical company for Array’s successes in creating a series of small molecule drug leads against a proprietary target.

Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 92% of our total revenue for the first nine months of fiscal 2004, and our current top four collaborators, Merck & Co., Inc., Eli Lilly and Company, AstraZeneca AB and Genentech, Inc., accounted for 12%, 12%, 10% and 10%, respectively, of our total revenue. Future revenue from our out-licensing collaborations with AstraZeneca and Genentech is expected to position these companies as our top two collaborators for fiscal year 2004. During fiscal year 2003, ICOS Corporation, Merck and Eli Lilly accounted for 21%, 15% and 12%, respectively, of our total revenue.

We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized over the expected period of the related research program. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned.  Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when we have met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs, or extended over longer periods in the event of extensions to programs.

Cost of revenue consists mainly of compensation, associated fringe benefits and other collaboration-related costs, including recruiting and relocation, fine chemicals, supplies, small tools, facilities, depreciation and other direct and indirect chemical handling and laboratory support costs, excluding any costs related to research and development. We review inventories periodically and reduce items considered to be slow moving or obsolete to estimated net realizable value through an appropriate reserve. We reduced the carrying value of our Lead Generation Library and Optimer building blocks in the third quarter of fiscal 2004 as a result of difficult market conditions. We continue to assess the current levels and value of our inventories, and we may determine that further increases in our inventory reserves are necessary.

Research and development expenses consist of the same type of scientific expenditures that comprise cost of revenue. Research and development expenses for collaborations consist of expenses related to the development of custom libraries, Lead Generation Libraries and Optimer building blocks where we have not yet proven technological feasibility.  Costs associated with activities where technological feasibility has been proven are charged directly to cost of revenue. Research and development expenses for proprietary drug discovery consist of all costs associated with the development of a program until it is out-licensed. Subsequent costs that are not directly reimbursed for the development of our out-licensed programs are included as research and development expenses for collaborations.

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

We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 32% of our total revenue during the first nine months of fiscal year 2004, up from 14% for the full fiscal year of 2003. Our international revenue is attributed to European, Canadian and Japanese collaborations. All of our collaboration agreements and purchase orders are denominated in United States dollars.

We plan to continue to increase our investment in our proprietary research programs and to seek additional collaborations in which we participate in the success of our proprietary drug candidates through a combination of licensing fees, payments for continued research and down-stream payments that include milestone and/or royalty payments. We intend to progress proprietary programs through clinical development while also evaluating opportunities for out-licensing to maximize the risk-adjusted return on our proprietary programs. We also intend to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with a diversified group of pharmaceutical and biotechnology companies. In addition, we expect to enter into additional agreements that allow us to participate in the success of potential drug candidates with our collaborators through milestone and/or royalty payments.

Deferred Stock Compensation

We recorded approximately $531,000 and $1.6 million of stock compensation expense for the three- and nine-month periods ended March 31, 2004. This stock compensation is related to the vesting of stock options that were granted prior to our initial public offering in November 2000. The stock compensation expense is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of March 31, 2004, we had a total of approximately $622,000 of deferred stock compensation remaining to be amortized. We expect to amortize this deferred stock compensation through March 31, 2005, as follows: approximately $465,000 during the remainder of fiscal year 2004 and approximately $157,000 in fiscal year 2005.

Results of Operations

Three and Nine Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue
Collaboration revenue	$7,667	$7,744	$21,585	$26,980

License, royalty and milestone revenue	2,021	282	2,893	1,053
Total revenue	$9,688	$8,026	$24,478	$28,033

Revenue. Total revenue for the three months ended March 31, 2004 was $9.7 million, up 21% from $8.0 million in the same period of the prior year. This increase was directly related to the increase in license fee revenue from the AstraZeneca and Genentech collaborations that were initiated in December 2003. Total revenue decreased by $3.6 million, to $24.5 million, for the nine months ended March 31, 2004, compared to the same period in the prior year. This decrease was primarily the result of lower revenue generated from our lead optimization collaborations. Collaboration revenue decreased by $8.5 million due to the expiration of four significant lead optimization programs during the last quarter of fiscal 2003 and the beginning of fiscal 2004. In addition, revenue from subscriptions and sales of chemical compounds from our Lead Generation Libraries decreased by $1.0 million for the nine-month period ended March 31, 2004, compared with the same period of the prior year. We have reduced resources devoted to the production of our Lead Generation Libraries and expect that revenue from these libraries will continue to decline in future periods. Partially offsetting these decreases were additional collaboration revenues of $4.1 million generated from our new and existing agreements with AstraZeneca, Genentech, InterMune, Inc. and GenPath Pharmaceuticals, Inc. License, royalty and milestone revenue increased by $1.8 million for the nine months ended March 31, 2004 compared to the same period of the prior year due to increased license fee revenue generated from the AstraZeneca and Genentech collaborations.

Cost of revenue. Cost of revenue increased by approximately $292,000 for the three months ended March 31, 2004 compared to the same period in the prior year. Cost of revenue decreased to 62% of revenue for the three months ended March 31, 2004, from 72% in the same period of the prior year. This decrease in cost of revenue as a percentage of revenue was directly related to the additional license fees that were earned over the same period. Cost of revenue decreased by $1.3 million for the first nine months of fiscal year 2004 compared to the same period in the prior year primarily due to the decrease in lead optimization collaboration revenue over these same periods. Cost of revenue increased to 66% of revenue for the nine months ended March 31, 2004, from 62% in the same period of the prior year. This increase was due primarily to a lower revenue base against which to apply certain fixed costs as well as lower revenue from subscriptions and sales of chemical compounds.

During fiscal 2004, we accelerated the evolution of our business model to focus primarily on drug discovery; increasing the investment in proprietary research and out-licensing three proprietary drug programs in December 2003 to AstraZeneca and Genentech for further development and commercialization. Due to this evolution, it is not expected that Lead Generation Libraries will be a significant source of revenues in future periods, and no new Lead Generation Libraries will be produced other than for our own proprietary research.

In light of the foregoing, an in-depth review of the inventory levels and carrying values for Lead Generation Libraries, Optimer building blocks and fine chemicals was undertaken during the third quarter of fiscal 2004.  As a result of this review which was based on expected future sales and industry standards relating to net carrying values, it was determined that there was an excess level of Lead Generation Library and Optimer building block inventory. It was also determined that inventory of fine chemicals used as the starting materials for Lead Generation Libraries exceeded anticipated usage. Accordingly, we increased the reserves for these inventories, which resulted in a non-cash charge for excess inventory of $5.6 million.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Research and development expenses:
for collaborations	$2,435	$2,999	$6,886	$7,182
for proprietary drug discovery	3,511	3,014	12,108	7,476
Total research and development expenses	$5,946	$6,013	$18,994	$14,658

Research and development expenses. Total research and development expenses remained fairly level at approximately $6.0 million for the three-month period ended March 31, 2004 and for the same period of the prior year. Total research and development expenses for the nine-month period ended March 31, 2004, increased by 30% to $19.0 million from $14.7 million in the same period of the prior year. This increase was directly attributed to the expansion of our proprietary drug discovery efforts. These expanded research efforts required additional scientific staff and associated salaries and benefits, and included increased costs associated with pharmacology and drug metabolism testing. We plan to continue increasing our research and development efforts related to the discovery of additional intellectual property and commencing a Phase I clinical trial for ARRY-142886, which will result in increased research and development expenses in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1.9 million for the three months ended March 31, 2004, compared with $2.5 million in the same period of the prior year. For the nine-month period ended March 31, 2004, selling, general and administrative expenses decreased to $6.0 million from $6.8 million in the same period of the prior year. During March 2003, we reduced our workforce by 31 employees in order to reduce costs and match our headcount resources with the near-term demand for our collaboration programs. This reduction resulted in a charge to selling, general and administrative expenses in fiscal 2003 of approximately $541,000 for termination-related costs consisting primarily of severance payments and out-placement services for the affected employees. The remaining year over year decreases were attributed to cost savings associated with the elimination of certain administrative positions affected by this reduction in workforce.

Compensation related to stock option grants. Compensation expense related to certain stock options that were granted prior to our November 2000 initial public offering, for the three- and nine-month periods ended March 31, 2004 were approximately $531,000 and $1.6 million, respectively. During the comparable three- and nine-month periods of the prior year, this expense was approximately $576,000 and $1.7 million, respectively. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income decreased to approximately $99,000 and $268,000 for the three and nine months ended March 31, 2004, respectively, from approximately $172,000 and $659,000, respectively, in the same periods of the prior year primarily due to lower investment interest rates earned on a lower average cash balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of March 31, 2004, cash, cash equivalents and marketable securities totaled $37.1 million compared with $34.1 million at June 30, 2003. Net cash provided by operating activities was $4.2 million for the nine months ended March 31, 2004, compared with net cash used of $10.9 million for the same period in fiscal 2003. During the first nine months of fiscal year 2004, our net loss of $21.9 million was reduced by noncash charges of $13.2 million associated with depreciation, compensation related to stock option grants and a provision for excess inventory. For the first nine months of fiscal year 2004, our net change in operating assets and liabilities, excluding cash and marketable securities, decreased by $12.9 million primarily due to the $13.7 million increase in advance payments from collaborators. Advance payments from collaborators increased due to the receipt of up-front license fees from two collaborators for a combined amount of $16.0 million. We have recognized approximately $2.7 million of these up-front license fees as revenue for the nine-month period ended March 31, 2004, while the remaining $13.3 million is recorded as advance payments from collaborators.

During the nine months ended March 31, 2004, we invested approximately $2.1 million in capital equipment and leasehold improvements primarily associated with equipping and commencing operations in our new pharmacology and drug metabolism facilities. Financing activities provided approximately $876,000 of cash from the exercise of stock options under our stock option plan and the issuance of stock under our employee stock purchase plan.

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

Obligations and Commitments

There has been no material change in our obligations and commitments during the first nine months of fiscal year 2004.

At March 31, 2004, we had restricted cash of $1.3 million as a compensating balance to support outstanding letters of credit we issued during prior fiscal years to secure our obligations under our facilities leases.

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

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. We report revenue from collaboration agreements, which include lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License, royalty and milestone revenue are combined and reported separately from collaboration revenue.

   Inventory Valuation

Our inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries, custom libraries and commercially available fine chemicals. Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We design and produce chemical compounds comprising our Optimer building blocks, Lead Generation Libraries and custom libraries, and begin capitalizing costs into inventory only after technological feasibility has been established. We periodically review and, when required, write down the value of our inventories for non-marketability to estimated net realizable value through an appropriate reserve when the cost of inventory exceeds its estimated market value based upon assumptions about future demand and market conditions.

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Statement No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that are executed in fiscal periods beginning after June 15, 2003. Array adopted EITF 00-21 during the quarter ended September 30, 2003. The adoption of this statement did not have a significant impact on our financial statements.

RISK FACTORS

Risks Related to Our Business

WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred operating and net losses and negative cash flows from operations since our inception. As of March 31, 2004, we had an accumulated deficit of $66.1 million. We had net losses of $19.6 million, $4.5 million and $10.6 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively, and of $21.9 million for the first nine months of fiscal year 2004. We may continue to incur operating and net losses and negative cash flows, due in part to anticipated increases in expenses for research and development, expansion of our scientific and business development capabilities, and acquisitions of complementary businesses and technologies. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.

WE MAY NOT SUCCESSFULLY DEVELOP A DRUG CANDIDATE THAT BECOMES A COMMERCIALLY VIABLE DRUG.

The drug discovery process is highly uncertain, and we have not discovered, and may never discover, a drug candidate that ultimately leads to a commercially viable drug. All of our drug candidates are in the early stages of development, and candidates that appear promising may fail to become commercially viable drugs for a number of reasons, including:

•                  clinical trial results that indicate a candidate is not effective in treating a specified condition or illness in humans or has harmful side effects;

•                  the failure to obtain FDA or other regulatory approval;

•                  the assessment of our collaborators concerning the commercial viability of manufacturing a particular drug;

•                  the intellectual property rights to a drug candidate that we or our collaborators cannot acquire on reasonable terms; and

•                  existing therapeutics that are more effective or economical to produce.

At any time, we or our collaborators may decide to discontinue the development of a drug candidate or not to commercialize a candidate. Even if one of our drug candidates receives regulatory approval for commercialization, physicians and consumers may not find that its effectiveness, ease of use, side effect profile, cost or other factors make it effective in treating disease or more beneficial than or preferable to other drugs on the market. Additionally, health insurance plans or maintenance organizations may choose not to include the drug on their formulary list for reimbursement. As a result, the drug may not be used or may be used only for more restricted applications than we expect.

OUR BUSINESS DEPENDS ON THE EXTENT TO WHICH THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES IN-LICENSE DRUG CANDIDATES TO FILL THEIR PRODUCT PIPELINES AND COLLABORATE WITH DRUG DISCOVERY COMPANIES FOR ONE OR MORE ASPECTS OF THEIR DRUG DISCOVERY PROCESS.

We are highly dependent on pharmaceutical and biotechnology companies continuing to in-license drug candidates to fill their clinical development pipelines and to collaborate with outside companies to obtain drug discovery expertise, and on their willingness to spend significant funds on research and development. Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to in-license drug candidates and to expand or continue drug discovery collaborations to enhance their research and development process is based on several factors that are beyond our control, such as their ability to hire and retain qualified scientists, the resources available for entering into drug discovery collaborations, the spending priorities among various types of research activities and their policies regarding the balance of research expenditures versus cost containment. Any of these factors could cause our revenue to decline. In addition, our ability to convince these companies to in-license our drug candidates or programs or to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

•                  discover competitive drug candidates targeting large market opportunities;

•                  develop and implement drug discovery technologies that will result in the identification of higher-quality drug candidates;

•                  attract and retain experienced, high caliber scientists;

•                  achieve timely, high quality results at an acceptable cost; and

•                  design, create and manufacture our chemical compounds in quantities, at purity levels and at costs that are acceptable to our collaborators.

The importance of these factors varies depending on the company and type of discovery program, and although we believe we currently address many of these factors, we may be unable to meet any or all of them in the future. Even if we are able to address these factors, these companies may still decide to perform these activities internally or with other companies that provide drug research and development expertise similar to ours.

WE MAY NOT OUT-LICENSE OUR PROPRIETARY PROGRAMS AT THE MOST APPROPRIATE TIME TO MAXIMIZE THE TOTAL VALUE OR RETURN OF THESE PROGRAMS TO US.

A critical aspect of our business strategy is to out-license drug candidates for late-stage co-development and commercialization to obtain the highest possible value while also evaluating earlier out-licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials. Array may choose or be forced to out-license a drug candidate or program at a point in the research and development process that does not provide as great a value or return than what might have been obtained if we had further developed the candidate or program internally. Likewise, we may decline, or be unable to obtain favorable, early out-licensing opportunities in programs that do not result in a commercially viable drug, which could leave the resulting program with little or no value even though significant resources were invested in its development. We may miscalculate the most appropriate time to out-license a drug candidate or program, or we may not be able to out-license a drug candidate or program on favorable terms, or at all.

WE MAY NOT BE SUCCESSFUL IN ENTERING INTO ADDITIONAL OUT-LICENSE AGREEMENTS THAT ALLOW US TO PARTICIPATE IN THE FUTURE SUCCESS OF OUR PROPRIETARY DRUG CANDIDATES THROUGH MILESTONE, ROYALTY AND/OR LICENSE PAYMENTS.

We have committed, and intend to continue to commit, significant resources to create our own proprietary drug candidates and collaborate with a partner for co-development and commercialization, allowing us to earn upfront payments, license fees, research funding, milestone and/or royalty payments.

In fiscal 2003, we increased our investment in proprietary research to $11.2 million compared to $5.5 million for fiscal 2002, and for the nine months ended March 31, 2004 our spending in this area increased to $12.1 million compared to $7.5 million for the nine months ended March 31, 2003. Our proprietary drug discovery programs are in their early stage of development and unproven. To date, we have entered into three out-licensing agreements for the co-development and commercialization of our drug candidates. Although we have expended, and continue to expend, resources on internal research and development for our proprietary programs and for our collaborators, we may not be successful in creating valuable proprietary drug candidates that would enable us to form additional collaborations with favorable terms that include upfront, milestone, royalty and/or license payments. If we are unsuccessful in establishing favorable collaborations in the future, our revenues and cash flows could be negatively impacted.

THE SALE AND MANUFACTURE OF DRUG CANDIDATES THAT WE DEVELOP WITH OUR COLLABORATORS OR ON OUR OWN MAY NOT RECEIVE REGULATORY APPROVAL.

The development and commercialization of drug candidates for our collaborators and our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. Approval of a drug candidate as safe and effective for use in humans is never certain and these agencies may delay or deny approval of the products for commercialization. Regulatory agencies may also delay or deny approval based on additional government regulation or administrative action or on changes in regulatory policy during the period of clinical trials in humans and regulatory review. Similar delays and denials may be encountered in foreign countries. None of our collaborators have obtained regulatory approval to manufacture and sell drug candidates owned by us or identified and/or developed under an agreement with us. If we and/or our collaborators cannot obtain this approval, we may not realize milestone or royalty payments based on commercialization goals for these drug candidates. Even if regulatory approval is obtained, clinical studies may be required after sales of a drug have begun. In addition, the identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials and changes in labeling. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

WE HAVE LIMITED CLINICAL DEVELOPMENT EXPERIENCE.

One of our business strategies is to develop select drug candidates potentially through Phase II clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization. To date, we have filed one IND that the FDA has cleared for Phase I clinical testing, which we have not yet begun, and we have not yet conducted Phase II clinical trials. We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities.

WE MAY NOT BE ABLE TO ACCELERATE THE DRUG DISCOVERY PROCESS.

One of our business strategies is to accelerate the drug discovery process to identify drug candidates using the Array Discovery Platform. It is uncertain whether we will be able to make the drug discovery process more efficient or create high quality drug candidates. Our ability to accelerate the drug discovery process depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

IF WE DO NOT PROGRESS OUR PROPRIETARY DRUG DISCOVERY PROGRAMS AS ANTICIPATED, OUR REVENUE COULD BE NEGATIVELY IMPACTED.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this prospectus. We base our estimates on facts that are currently known to us and on a variety of assumptions, many of which are beyond our control. If we or our collaborators do not achieve milestones when anticipated, our revenue may not grow as anticipated, which could cause our stock price to decline.

BECAUSE WE RELY ON A SMALL NUMBER OF COLLABORATORS FOR A SIGNIFICANT PORTION OF OUR REVENUE, IF ONE OR MORE OF OUR MAJOR COLLABORATORS TERMINATES OR REDUCES THE SCOPE OF THEIR AGREEMENT WITH US, OUR REVENUE MAY SIGNIFICANTLY DECREASE.

A relatively small number of collaborators account for a significant portion of our revenue. Merck & Co., Inc., Eli Lilly and Company, AstraZeneca AB and Genentech, Inc., accounted for 12%, 12%, 10% and 10%, respectively, of our total revenue for the nine months ended March 31, 2004. During the fiscal year ended June 30, 2003, revenue from ICOS Corporation, Merck and Eli Lilly accounted for 21%, 15% and 12%, respectively, of our total revenue. Our agreements with ICOS and Merck both concluded as of December 31, 2003, and our agreement with Eli Lilly terminates in March 2005, or earlier upon payment of a termination fee. We expect that revenue from a limited number of collaborators, including AstraZeneca and Genentech, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 30 to 90 days’ notice for a number of reasons or, in some cases, for no reason. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may decrease.

WE MAY NOT BE ABLE TO OFFER CERTAIN OF OUR RESEARCH TOOLS OR SERVICES THAT MEET THE REQUIREMENTS OF OUR COLLABORATORS OR OFFER THEM AT A COMPETITIVE PRICE, WHICH COULD REDUCE OUR REVENUE OR REQUIRE US TO WRITE DOWN THE VALUE OF OUR INVENTORY.

Requirements for research tools and services, such as Optimer Building Blocks, Lead Generation Libraries or custom synthesis, vary from collaborator to collaborator, and collaborators are generally requiring compounds with higher purity levels, fewer compounds per library and lower prices. We may be unable to meet these requirements for some of our collaborators. Other companies may offer research tools and services that more closely meet our collaborators’ requirements, or our collaborators may decide to fulfill some or all of their needs internally. In addition, domestic and international competition may increase, and as a result, we may not be price competitive for certain of our research tools and services. Some foreign chemistry service providers have significantly lower cost structures, primarily resulting from lower scientific salaries. These foreign chemistry service providers have made progress in recent years in obtaining significant contracts to provide customer designed custom screening library compounds to major pharmaceutical companies.

We reduced the carrying values for our inventories in light of changes in market conditions and our expectation that future revenue for our Lead Generation Libraries and Optimer building blocks will decline as we devote fewer resources to their production and sale and focus greater resources on drug discovery and our proprietary drug programs.  We increased the inventory reserves during fiscal 2003 and in the third quarter of fiscal 2004, resulting in non-cash charges of $4.1 million and $5.6 million, respectively. We perform periodic reviews and, when required, write down our inventories for non-marketability when the cost of inventory exceeds the estimated market value based upon assumptions about future demand and market conditions. If future market conditions are less favorable than projected, we may determine that further increases in our inventory reserves are necessary. As of March 31, 2004 we had approximately $1.1 million and approximately $878,000 in inventory, net of reserves, related to Lead Generation Libraries and Optimer building blocks, respectively.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE EXPERIENCED SCIENTISTS AND MANAGEMENT WE NEED TO COMPETE IN THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY.

We have 250 employees as of April 1, 2004, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to attract new collaborators and retain, renew and expand existing collaborations depends on our ability to hire and retain scientists with the skills necessary to provide appropriate drug discovery expertise. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or management or in retaining or motivating our existing personnel.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Robert E. Conway, our Chief Executive Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; Dr. Anthony D. Piscopio, our Vice President, Chemistry and Director of Process Chemistry; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with all of the above personnel that are terminable upon 30 days’ prior notice. If we cannot attract and retain qualified scientists and management, we will not be able to continue to provide or expand our drug discovery offerings.

WE MAY NOT BE ABLE TO MEET THE DELIVERY AND PERFORMANCE REQUIREMENTS SET FORTH IN OUR COLLABORATION AGREEMENTS.

In order to maintain our current collaborative relationships and to meet the performance and delivery requirements in our agreements, we must be able to provide drug discovery capabilities at appropriate levels, with acceptable quality and at an acceptable cost. Our ability to deliver the drug discovery capabilities we offer to our collaborators is limited by many factors, including the difficulty of the chemistry and biology, the lack of predictability in the scientific process and having adequate scientific expertise. The inability to meet our existing or future contractual commitments may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships.

OUR QUARTERLY OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY.

Entering into drug discovery collaborations typically involves significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including collaborators’ budgetary constraints and internal acceptance reviews. In addition, some of our collaborators can influence when we deliver products and perform services under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. If we do not meet analysts’ and/or investors’ expectations, our stock price could decline.

OUR cGMP AND PHARMACOLOGY FACILITIES AND PRACTICES MAY FAIL TO COMPLY WITH GOVERNMENT REGULATIONS.

All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with cGMP requirements, as established by the FDA. Our cGMP facility and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements of our collaborators, which may exceed FDA requirements. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Material violations of cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

In addition, our pharmacology facility may be subject to the United States Department of Agriculture (USDA) regulations for certain animal species. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing pharmacology research. Material violations of USDA requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our pharmacology facility for certain species.

OUR DEVELOPMENT, TESTING AND MANUFACTURE OF DRUG CANDIDATES MAY EXPOSE US TO PRODUCT LIABILITY LAWSUITS.

We develop, test and manufacture drug candidates generally intended for use in humans. Our drug discovery activities that result in the future manufacture and sale of drugs by our collaborators expose us to the risk of liability for personal injury or death to persons using these drugs. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $3.0 million per occurrence and in the aggregate, which we believe is customary in our industry. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance policies at acceptable costs or at all.

IF OUR USE OF CHEMICAL AND HAZARDOUS MATERIALS VIOLATES APPLICABLE LAWS OR REGULATIONS OR CAUSES PERSONAL INJURY WE MAY BE LIABLE FOR DAMAGES.

Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the

Colorado Department of Public Health and Environment, and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be liable for any damages that result, and any such liability could exceed our net worth and limit our ability to raise additional capital.

OUR OPERATIONS COULD BE INTERRUPTED BY DAMAGE TO OUR SPECIALIZED LABORATORY FACILITIES.

Our operations are dependent upon the continued use of our highly specialized laboratories and equipment in Boulder and Longmont, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these locations is limited, and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our collaborators. We maintain business interruption insurance in the amount of $12.0 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators’ needs in a timely manner could create.

Risks Related to Operating in Our Industry

THE CONCENTRATION OF THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY AND ANY FURTHER CONSOLIDATION COULD REDUCE THE NUMBER OF OUR POTENTIAL COLLABORATORS.

There are a limited number of pharmaceutical and biotechnology companies, and these companies represent a significant portion of the market for our capabilities. The number of our potential collaborators could decline even further through consolidation among these companies. If the number of our potential collaborators declines even further, they may be able to negotiate greater rights to intellectual property they license from us, price discounts or other terms that are unfavorable to us.

CAPITAL MARKET CONDITIONS MAY REDUCE OUR BIOTECHNOLOGY COLLABORATORS’ ABILITY TO FUND RESEARCH.

Traditionally, many unprofitable biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted raising new capital at times in the past and have affected these companies’ ability to continue to expand or fund existing research and development efforts. If our current or future biotechnology collaborators are unable to raise sufficient capital to fund research and development expenditures, we may not be able to expand or maintain current revenue.

HEALTH CARE REFORM COULD REDUCE THE PRICES PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES CAN CHARGE FOR DRUGS THEY SELL WHICH, IN TURN, COULD REDUCE THE FUNDING THAT THEY HAVE AVAILABLE TO RETAIN OUR SERVICES.

We generate a majority of our revenue from contracts with pharmaceutical and biotechnology companies. We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn profits on the drugs they market to devote substantial resources to the research and development of new drugs. Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. Such laws may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs, which could reduce the amount of services that we perform for them and our resulting revenue.

THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY HAS A HISTORY OF PATENT AND OTHER INTELLECTUAL PROPERTY LITIGATION, AND WE MAY BE INVOLVED IN COSTLY INTELLECTUAL PROPERTY LAWSUITS.

The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Because we produce drug candidates for a broad range of therapeutic areas and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar drug candidates or capabilities or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including triple damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

THE INTELLECTUAL PROPERTY RIGHTS WE RELY ON TO PROTECT OUR PROPRIETARY DRUG CANDIDATES AND THE TECHNOLOGY UNDERLYING OUR TOOLS AND TECHNIQUES MAY BE INADEQUATE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY OR DEVELOPING COMPETING CAPABILITIES OR TO PROTECT OUR INTERESTS IN OUR PROPRIETARY DRUG CANDIDATES.

Our success will depend in part on our ability to protect patents and maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. In addition, one of our business strategies is to develop our own proprietary drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of these drug candidates. In order to protect our rights to our proprietary drug candidates, we must obtain and maintain the intellectual property rights to such drug candidates. We currently have six issued United States patents and 20 patent applications on file with the United States Patent and Trademark Office. We have six international patent applications and 36 patent applications filed in foreign countries that correspond to U.S. patents or patent applications. Any patents that we may own or license now or in the future may not afford meaningful protection for our drug candidates or our technology and tools. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. In addition, other companies may challenge our patents and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license the technology from third parties. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Even if our rights are valid, enforceable and broad in scope, competitors may develop drug candidates or other products based on similar research or technology that is not covered by our patents.

In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our failure or inability to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

THE DRUG RESEARCH AND DEVELOPMENT INDUSTRY IS HIGHLY COMPETITIVE, AND WE COMPETE WITH SOME COMPANIES THAT OFFER A BROADER RANGE OF CAPABILITIES AND HAVE BETTER ACCESS TO RESOURCES THAN WE DO.

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery of drug candidates for licensing, co-development and commercialization, including Ariad Pharmaceuticals Inc; deCODE genetics Inc; Exelixis Inc; Gilead Sciences, Inc.; Lexicon Genetics Inc; Tularik Inc; and Vertex Pharmaceuticals Incorporated. Some of our competitors offer a broader range of capabilities and have greater access to financial, technical, scientific, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or technologies that would render our technologies obsolete or uneconomical, or products that are more effective, safer or less costly than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Risks Related to Our Stock

OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT CONTROL OVER US AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OUR STOCKHOLDERS.

At March 31, 2004, our directors and officers beneficially owned or controlled approximately 16% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring shareholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

BECAUSE OUR STOCK PRICE MAY BE VOLATILE, OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES.

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing sale prices for our common stock were $9.34 and $3.10, respectively, during the nine months ended March 31, 2004, and were $9.60 and $2.26, respectively, in fiscal 2003. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility and market declines over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

IF WE NEED BUT ARE UNABLE TO OBTAIN ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS, WE COULD EXPERIENCE A REDUCTION IN OUR ABILITY TO EXPAND OR BE FORCED TO REDUCE OUR OPERATIONS.

We have historically financed our operations in substantial part through the sale of our securities and revenue from our collaborators. The amount of cash we generated from our operating activities was $4.2 million for the nine months ended March 31, 2004; we used $17.6 million for the fiscal year ended June 30, 2003 and generated $1.4 million for the fiscal year ended June 30, 2002. Although we anticipate that we will use more cash in our operating activities in future periods, we believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan could change as a result of many factors, and we could require additional funding sooner than anticipated.

To the extent that the cash from our future operating activities is insufficient to meet our future capital requirements, we will have to raise additional funds to continue our proprietary research and development. We may not be able to raise funds on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms.

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

There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These include the following provisions in our certificate of incorporation:

•  Our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

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

Item 4. Controls and Procedures.

Management evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during our third quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment to Array BioPharma Inc. Employee Stock Purchase Plan.

31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the third quarter of Fiscal 2004

The Company filed a Current Report on Form 8-K dated January 5, 2004, to file a press release announcing a licensing and collaboration agreement between the Company and Genentech, Inc.

The Company filed a Current Report on Form 8-K dated February 2, 2004, to furnish a press release reporting financial results for the second quarter of fiscal 2004.

The Company filed a Current Report on Form 8-K dated March 8, 2004, to file a press release announcing that the Company had received notification from the U.S. Food & Drug Administration that its investigational new drug application had become effective for ARRY-142886.

Items 1 to 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: May 6, 2004	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: May 6, 2004	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)