Form 10-K
period 2004-06-30
ARRAY BIOPHARMA INC
filed 2004-09-03
CIK 1100412

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 30, 2004 was $163,620,758 (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

Number of shares outstanding of the registrant's class of common stock as of August 30, 2004: 28,907,630.

        Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders—Part III

FORWARD-LOOKING STATEMENTS

        This annual report filed on Form 10-K and other documents we file with the Securities and Exchange Commission contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These statements do not relate to historical matters and reflect our current expectations concerning future events. Therefore our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors set forth below under the caption "Risk Factors." We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

PART I

Item 1. Business

Overview of Array's business

        We are a biopharmaceutical company focused on the discovery, development and commercialization of orally active drugs to address significant unmet medical needs. Our proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes several small molecule drug candidates that are designed to regulate targets in therapeutically important biologic pathways. In addition, leading pharmaceutical and biotechnology companies access our drug discovery technologies and expertise through collaborations to design, create, optimize and evaluate drug candidates across a broad range of therapeutic areas. Our goal is to be the most efficient inventor of therapeutic products in the pharmaceutical industry.

        Using the Array Discovery Platform, our integrated suite of drug discovery technologies, we have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. Our proprietary research has resulted in out-licensing three programs to AstraZeneca PLC and Genentech, Inc., two of the world's leading oncology companies. Since our inception through June 30, 2004, our out-license and collaboration agreements have generated $18.0 million in up-front payments and $5.1 million in milestone payments, and we have recognized $121.0 million in research funding revenue from our collaborators. Under our existing out-license and collaboration agreements, we have the potential to earn over $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

        During fiscal 2004, we accomplished the following:

  Proprietary research

  •
  Initiated a Phase I clinical trial for ARRY-142886 (AZD6244), a novel MEK inhibitor discovered by Array and out-licensed to AstraZeneca, which triggered a $4.0 million milestone payment from AstraZeneca.

  •
  Progressed preclinical development of additional proprietary programs aimed at four targets, EGFR/ErbB-2 (dual inhibitor program), ErbB-2, p38 and MEK (inflammation), for oncology and inflammation indications. Given satisfactory results, we anticipate nominating a clinical candidate and initiating regulated safety assessment from one or more of these programs in fiscal 2005.

  Out-licensing

  •
  Signed a licensing and collaboration agreement with AstraZeneca to develop Array's MEK program in the field of oncology. The program includes the clinical development candidate, ARRY-142886, and related intellectual property. Under the agreement, we received an up-front payment of $10.0 million, research funding, a Phase I clinical trial milestone payment of $4.0 million with potential additional development milestones of over $81 million and royalties on product sales. AstraZeneca acquired exclusive worldwide rights to ARRY-142886 and certain second-generation compounds for all oncology indications.

  •
  Initiated a licensing and collaboration agreement with Genentech, Inc. for multiple targets in the field of oncology. As part of this agreement, we formed a research collaboration with Genentech to advance two of our proprietary oncology programs into clinical development. Under the agreement, we received an up-front payment and research funding, with potential development milestone payments and royalties on product sales.

  Collaborations

  •
  Commenced drug discovery collaborations with Takeda Chemical Industries and GenPath Pharmaceuticals, Inc., that include research funding and potential milestones and/or royalties.

  •
  Received research milestone payments totaling $820,000 from Amgen Inc., InterMune, Inc. and Takeda.

  •
  Renewed an agreement with Trimeris, Inc. to discover small molecule entry inhibitors directed against Human Immunodeficiency Virus (HIV).

  Leadership

  •
  Appointed Douglas E. Williams, Ph.D., to Array's Board of Directors, providing over 15 years of senior level biotechnology management experience to Array's Board.

  •
  Appointed S. Gail Eckhardt, M.D., and Randall K. Johnson, Ph.D., to Array's Scientific Advisory Board, providing Array with strong oncology expertise.

Proprietary research and development

        Our proprietary research focuses on biologic functions, or pathways, which have been identified as important in the treatment of human disease based on human clinical, preclinical or genetic data. We seek to create first-in-class drugs against important therapeutic targets within these pathways to treat patients with serious or life-threatening conditions, primarily in cancer and inflammatory disease, and that address other large markets. In addition, we identify opportunities to improve upon existing therapies or drugs in clinical development by creating drug candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing, to provide safer, more effective drugs.

        We have invested approximately $36 million in our proprietary research from our inception through June 30, 2004. This investment has resulted in the out-licensing of a cancer program to AstraZeneca and two cancer programs to Genentech. Our agreements with AstraZeneca and Genentech each provide for up-front payments, research funding, success-based milestone payments and royalties on product sales.

        In addition, we are evaluating potential clinical candidates for in vivo efficacy and exploratory safety testing in four other programs that we may advance into regulated safety assessment. We are also evaluating or developing compounds against over a dozen targets for new drug research and development in cancer and inflammatory disease as well as other therapeutic areas.

Our drug development pipeline

        The following pipeline chart shows our seven most advanced programs in the areas of cancer and inflammatory disease and their stage in the drug discovery process.

ARRY-142886 (AZD6244)/MEK for oncology program with AstraZeneca

        ARRY-142886 is a novel, selective, ATP non-competitive inhibitor of MEK (MAP-erk kinase) 1 / 2 that has demonstrated nanomolar activity against isolated MEK enzyme and numerous cancer cell lines. MEK, as part of the ras/raf/MEK/erk pathway, regulates cell proliferation, survival, migration and differentiation and is a critical enzyme at the intersection of several other biologic pathways. Oral administration of ARRY-142886 has demonstrated tumor suppressive or regressive activity in multiple preclinical models of human cancer, including melanoma and pancreatic, colon, lung and breast cancers. We believe our MEK inhibitors' advantages over current therapies may include targeting of certain cancers with over-activation of MEK or activating pathway mutations, as well as improved efficacy linked to the tissue penetration of small molecule drugs.

        In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program in the field of oncology. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, ARRY-142886, and certain second-generation compounds we develop under the collaboration for oncology indications. We retain the rights to all non-oncology therapeutic indications for MEK compounds not selected by

AstraZeneca for development. Under the agreement, we received an up-front payment of $10.0 million and a Phase I clinical trial milestone payment of $4.0 million from AstraZeneca. The agreement also provides for research funding, with remaining potential development milestone payments of over $81 million and royalties on product sales. The research phase of the agreement with AstraZeneca terminates in December 2005, and may be extended for a limited number of additional one-year periods. Following termination of the research phase, AstraZeneca may terminate the agreement or particular products under the agreement upon advance notice. In general, the licenses granted to AstraZeneca under the agreement terminate upon termination of the agreement.

        We filed an investigational new drug (IND) application in January 2004 for ARRY-142886 and initiated Phase I clinical testing in June 2004. We are collaborating with AstraZeneca on process research for this compound. In addition, we are creating second-generation MEK compounds, from which AstraZeneca will have the option to select a certain number of compounds for inclusion in the license. We are also responsible for process research and cGMP manufacturing of Phase I clinical materials for the additional compounds AstraZeneca selects. AstraZeneca is responsible for all other aspects of clinical development and commercialization for ARRY-142886 and other compounds they license.

Oncology collaboration programs with Genentech

        We entered into a licensing and collaboration agreement with Genentech in December 2003 to develop small molecule drugs against multiple therapeutic targets for oncology. We initiated this collaboration with Genentech to advance two of our proprietary oncology programs into clinical development. These programs include small molecule leads we developed along with additional, related intellectual property. We received an up-front payment and are receiving research funding, with potential development milestone payments and royalties on any resulting product sales. Genentech is responsible for clinical development and commercialization of the resulting products. Genentech has the right to add additional programs to this collaboration. Genentech may terminate the agreement upon advance written notice. In general, the licenses granted to Genentech under the agreement terminate upon a termination of the agreement.

Our drug discovery efforts

Inflammation programs

        Scientific literature has documented the role of certain pro-inflammatory proteins, or cytokines, in the initiation, progression and augmentation of acute and chronic inflammatory diseases, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and asthma, and other degenerative diseases, such as chronic obstructive pulmonary disease, diabetic complications, fibrotic organ failure and various cardiovascular indications. These cytokines include interleukin-1 (IL-1), tumor necrosis factor (TNF) and interleukin-6 (IL-6). A number of injectable protein therapeutics that regulate TNF or IL-1 activity have already demonstrated clinical efficacy or are under clinical evaluation for the treatment of acute and chronic inflammatory and degenerative diseases. Intravenously dosed protein therapeutics currently on the market, including Enbrel®, Remicade®, Humira® and Kineret®, bind to and modulate the activity of TNF or IL-1. We believe orally active drugs that produce the same effect could capture and expand the current multi-billion dollar market.

  MEK Inhibitors.    MEK is a kinase target that has demonstrated a role in the biosynthesis of TNF and IL-1. Our scientists have discovered MEK inhibitors that selectively interfere with this biosynthetic process, while not inhibiting the production of the anti-inflammatory cytokine IL-10. We have also advanced one MEK inhibitor, ARRY-142886, into Phase I clinical development for the treatment of cancer. Given our experience with the safety profile of MEK inhibitors in preclinical studies, we believe inhibition of MEK will have applications in diseases caused by the over-production of IL-1 and TNF. We have identified several series of orally active, small molecule MEK inhibitors, which have shown potency, good drug characteristics and low side effect profiles in preclinical models of human arthritis, pulmonary disease and inflammatory bowel disease. We believe our MEK inhibitors may provide broad therapeutic benefits in the treatment of inflammatory and chronic degenerative diseases. We are in the process of evaluating these inhibitors in advanced preclinical pharmacology and safety models with the goal of selecting a clinical candidate.

  p38 Inhibitors.    Mitogen-activated protein kinases (MAP kinases) are proteins that control cell responses to inflammation, as well as stress factors and growth signals. p38 MAP kinase, a member of this protein family, controls the production of certain growth factors and inflammatory cytokines. Activation of p38 MAP kinase results in increased production of cytokines, such as IL-1, TNF, IL-6 and activates the inflammatory cyclooxygenase-2 (COX-2) pathway. We have identified orally active, small molecule p38 inhibitors that have shown potency, good drug characteristics and a low side effect profile in preclinical models of human arthritis and inflammatory pulmonary disorders. These compounds resulted from our de novo drug design program, which couples x-ray crystallographic structural data with our proprietary molecular modeling technologies. We believe our p38 inhibitors' advantages may include superior potency for TNF inhibition in human whole blood, defined tissue distribution and improved efficacy linked to dual IL-1/TNF inhibition. We are in the process of evaluating these inhibitors in advanced preclinical pharmacology and safety models with the goal of selecting a clinical candidate.

Cancer programs

        Many tumors require certain growth factors to stimulate aberrant growth, prolong survival and promote differentiation. These growth factors interact with proteins in the cell membrane, including proteins called Type I receptor kinases, which transmit their growth signal into the cell through a cascade of enzymatic events. These receptors, including EGFR, ErbB-2, VEGF and PDGF, are found to be over-expressed, or over-activated, in numerous human tumors. Several drugs currently on the market or in development, such as Herceptin®, Iressa®, Avastin® and Erbitux®, target these receptors, demonstrating their importance in cancer treatment. In addition, certain enzymes within biologic pathways are important for tumor proliferation. We believe interfering with these enzymes and blocking multiple pathways simultaneously in tumors will likely play a significant role in future cancer treatments.

  ErbB-2 Inhibitors.    ErbB-2 is a receptor kinase target that has been found to be over-expressed in human breast and other cancers. We have identified orally active, small molecule ErbB-2 inhibitors, which have shown potency, good drug characteristics and a low side effect profile in preclinical models of human cancer, and we are in the process of evaluating these inhibitors with the goal of selecting a clinical candidate. Herceptin is an intravenously dosed protein therapeutic currently on the market that modulates ErbB-2. We believe our ErbB-2 inhibitors' advantages may include improved efficacy linked to tissue penetration, including into the brain, and efficacy in combination with current therapeutics, such as Erbitux, Iressa, Avastin and Taxol®, as well as cost effectiveness.

  EGFR / ErbB-2 Inhibitors.    EGFR is a receptor kinase target that has been found to be over-expressed in numerous human cancers, including breast, lung, pancreatic, and head and neck cancers. The concurrent inhibition of both EGFR and ErbB-2 to provide enhanced efficacy in cancer treatment has been hypothesized in the scientific literature. Currently, there is no single drug on the market that inhibits both EGFR and ErbB-2. Erbitux, an intravenously dosed protein therapeutic, and Iressa, a small molecule, orally dosed inhibitor, are drugs currently on the market that only modulate EGFR. We have identified orally active, small molecule dual EGFR/ErbB-2 inhibitors, which have shown good potency and minimal side effect profiles in preclinical models of human cancer. We believe our dual inhibitors' advantages may include improved efficacy linked to tissue penetration, including into the brain, as well as ease of use and cost effectiveness. We are in the process of evaluating these inhibitors in advanced preclinical pharmacology and safety models with the goal of selecting a clinical candidate.

Collaborative research and development

        We have research collaborations with leading pharmaceutical and biotechnology companies that include the design, creation and optimization of drug candidates across a broad range of therapeutic areas and focus on targets outside of our proprietary research programs. Our collaborators include Amgen; AstraZeneca; Eli Lilly and Company; GenPath Pharmaceuticals; Hoffman-La Roche Inc.; ICOS Corporation, InterMune; Japan Tobacco Inc., Procter & Gamble Pharmaceuticals, QLT Inc., Takeda; and Trimeris. Today, these collaborations include 26 programs where we are conducting funded research or we have provided drug candidates to our collaborators for further development. Of these programs, 22 have the potential for milestones and/or royalties. To date, we have delivered eight clinical development candidates to our collaborators for preclinical development, one of which, IC485 (PDE4 inhibitor), has been advanced to Phase II clinical testing by ICOS.

        Through our collaborations, we receive research funding and, in a number of our agreements, up-front fees, milestone payments upon achievement of certain drug discovery objectives and/or royalties based upon sales of resulting products. We also sell or license research tools, including our Optimer® building blocks and our Lead Generation Libraries, on a non-exclusive basis to multiple collaborators.

        ICOS.    Our first agreement with ICOS, initiated in December 1998, addressed lead optimization of up to four ICOS targets. Under this agreement, our scientists, in collaboration with ICOS' scientists, developed clinical candidates from ICOS' preliminary leads. Based upon the success of this program, ICOS expanded our collaboration, by both initiating several additional lead optimization programs on separate sets of targets and subscribing to our Lead Generation Libraries. In less than one year, our initial collaboration led to the development of clinical candidate, IC485, which targets phosphodiesterase 4, or PDE4, for the treatment of inflammatory conditions. To speed the development of this clinical candidate, ICOS chose to access our process research to refine the production process to produce sufficient quantities for preclinical and early phase clinical testing. In November 2001, ICOS announced the initiation of a Phase I clinical trial for IC485, and we received a milestone payment for the achievement of this objective. IC485 has now advanced to Phase II clinical testing and we are entitled to additional milestone payments upon the achievement of specific clinical objectives. While active scientific research by Array under these various programs ended in August and December of 2003, ICOS is still pursuing a number of these programs in development, and our scientists are co-inventors on nine ICOS issued patents and published patent applications.

        Eli Lilly.    In March 2000, we entered into a research agreement with Eli Lilly to form a chemistry-based research collaboration. Under the terms of the agreement, up to 30 of our scientists provide drug research in collaboration with Eli Lilly scientists on identified Eli Lilly drug discovery projects. We are compensated based upon an annual rate for each full-time equivalent employee working on an Eli Lilly project. Initially, this collaboration focused on certain aspects of our lead optimization chemistry. However, Eli Lilly has since expanded these joint efforts to other aspects of the Array Discovery Platform. Our agreement with Eli Lilly terminates in March 2005, and may terminate early upon payment of a termination fee. Array scientists are co-inventors on four Eli Lilly published patent applications.

        Merck.    In September 2000, we announced an agreement with Merck and Co., Inc., for process research, synthesis and supply of custom libraries for Merck's drug discovery programs. Under this agreement, we developed processes for the synthesis of each library in collaboration with Merck scientists and utilized our proprietary lead generation platform to create these high-quality libraries. These programs concluded in December 2003 and we retain rights to novel processes we developed during this collaboration.

Our research and development technologies and expertise

        Our scientists use the Array Discovery Platform, an integrated suite of drug discovery technologies, to create drug candidates and conduct preclinical and clinical development. A critical capability within the Array Discovery Platform is our proprietary computational software and capabilities, which enables our scientists to analyze databases of existing drugs and generate novel predictive models designed to better forecast drug characteristics. We use predictive pharmacodynamic and pharmacokinetic models to select compounds for potential development. Early in the drug discovery process, our scientists engineer into a drug candidate desirable drug characteristics, such as improved potency, specificity and dosing regimen and reduced side effect profile. The resulting compounds are tested for safety, efficacy and metabolism to select the most promising clinical candidates. We believe our drug discovery approach can significantly improve on the industry's existing clinical attrition rates through our use of:

  •
  Proprietary chemoinformatic software that relates chemical structure to compound development potential;

  •
  Multiple lead generation strategies including high throughput screening of our lead generation library of up to 300,000 compounds, virtual screening and proprietary de novo design;

  •
  State-of-the-art protein x-ray crystallography, structural databases and computational modeling;

  •
  An extensive battery of in vivo and in vitro metabolic and safety drug profiling assays; and

  •
  A company-wide informatics platform, including an electronic laboratory notebook, that enables our scientists to collect, analyze and share information across the organization.

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

        Predictive informatics.    Predicting drug characteristics, such as potency, dosing frequency and potential side effects, requires powerful data mining and management tools. Our informatics teams comprise computational chemistry, scientific computing and medicinal chemistry experts who work together to increase the probability of creating a successful drug. Our proprietary software and capabilities enables our scientists to search databases of existing drugs and to generate novel predictive models designed to better forecast drug characteristics. In addition, we use an electronic notebook allowing our scientists to collect and access information directly in the laboratory and throughout the organization. We believe the integration of these technologies improves scientific decision-making, resulting in higher-quality drug candidates.

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

        Cell biology.    Our cell biology group performs screening, including in high throughput format, using intact cell-based assays to complement and extend our biochemical screening capabilities. Cell-based assays allow analysis of compound activity in an environment similar to the one in which a drug would encounter. We have developed novel functional and mechanistic assays to guide lead optimization efforts during the early drug discovery process. Additionally, the group is responsible for developing biomarker assays, or tests to determine the biological activity of a compound in humans, that may be used in clinical development to identify patient populations and to guide dosing.

        Lead generation.    A critical rate-limiting step in the drug discovery process is the availability of high-quality compound libraries that have been designed for screening specifically against important target classes and for subsequent rapid lead optimization. Our scientists have created Lead Generation Libraries, comprising diverse collections of chemical compounds designed for disease-related families of targets. We invest significant effort in the process design and synthesis of each library to ensure that the compounds incorporate drug-like building blocks, are highly pure and can be readily optimized. We then screen these compound libraries against important targets to identify potential lead compounds. Compounds that warrant further testing and refinement as potential drug candidates are called leads. We believe this strategy allows us to increase the probability of finding a high-quality lead for a given target.

        Lead optimization.    We apply defined processes to optimize leads to clinical drug candidates. Typically, we utilize information regarding the three-dimensional structure of the target-lead interaction to design novel sets of compounds with the potential for better potency for synthesis. Next, we use our informatics capability to eliminate certain compounds that are predicted to have poor drug characteristics. We then synthesize, analyze and purify this refined set in a parallel format and screen these compounds in select assays to quantify drug characteristics. An iterative process of making small changes in chemical structure, evaluating the results and engineering improvements into the drug candidate is used to optimize its interaction with a target and refine its drug characteristics.

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

        Pharmacology.    Our Pharmacology group determines the pharmacokinetic profile, potency, efficacy, selectivity and potential toxicity of lead compounds. Pharmacological models are used, with a specific focus on oncology and inflammation, to evaluate efficacy and dosing regimen of lead compounds. Toxicology testing is conducted to determine the safety profile of a compound early in development. During preclinical development, our Pharmacology group designs and oversees the necessary studies, including regulated safety assessment and toxicity testing, for IND application submissions.

        Process research and cGMP manufacturing.    Our process chemists improve complex synthetic procedures to allow for more efficient scale-up and production of drug candidates. We design proprietary processes to lower the cost and increase the rate at which drug candidates can be synthesized. We believe the experience of our process chemists in solving complex synthetic problems allows us to rapidly develop new synthetic procedures and to accelerate the development of valuable drug candidates for human testing. Our goal is to apply these skills and this experience to create novel, yet efficient, processes to synthesize complex molecules.

  •
  Process design and scale-up. Once a drug candidate has been identified, it is critical to reach a rapid decision whether to advance the candidate into the clinic. In many cases, lack of an adequate quantity of a specific compound for preclinical testing delays that decision. Our efforts reduce the number of steps in complex medicinal chemistry processes and improve yields to allow for the rapid synthesis and scale-up of preclinical and clinical drug candidates.

  •
  cGMP manufacturing. Our cGMP manufacturing facility allows us to produce chemical compounds that meet cGMP requirements for Phase I clinical testing. This capability features three cGMP labs, which are used to manufacture up to 10 kilograms of bulk material and to qualify analytical reference standards and impurities. Array's chemists are skilled in rapidly producing the first qualified lot of an Active Pharmaceutical Ingredient, accelerating the start of human clinical trials.

        Clinical/Regulatory.    Array's clinical development strategy is to streamline the drug development process through Phase II clinical trials. To date, we have filed one IND application and have begun Phase I clinical trials on our clinical development candidate ARRY-142886 under our out-licensing agreement with AstraZeneca. We create scientifically robust IND submissions designed to speed initiation of human clinical testing. We have assembled expertise in both clinical development and regulatory affairs through our employees and consultants. Array is building relationships and accessing thought leaders with key academic medical centers for cancer and inflammatory disease, which we believe will facilitate clinical trial design and choice of patient population for our therapeutic products. We also use quantitative, selective measures of biologic activity as related to a drug's mechanism of action or biomarkers, as an integral element of our clinical design strategy to select patients, predict clinical dose and optimize clinical development.

Business strategy

        We believe the Array Discovery Platform enables us to efficiently invent quality drug candidates, positioning us to capitalize on opportunities to out-license our proprietary drug candidates and to collaborate with pharmaceutical and biotechnology companies. We intend to increase the value of select proprietary drug candidates by progressing them further through clinical development before seeking out-licensing partners, or potentially by commercializing them ourselves.

        Our goal is to build the industry's premier drug discovery company by:

  •
  Filling our proprietary development pipeline with high-quality drug candidates, primarily targeting large markets with significant unmet medical needs;

  •
  Creating drug candidates in collaboration with leading pharmaceutical and biotechnology companies, where we receive research funding and share in the success we create through potential milestone and/or royalty payments; and

  •
  Enhancing the Array Discovery Platform by developing proprietary tools, implementing novel technologies and continuing to hire scientists with proven success in drug discovery.

Business development

        To date, our business development activities have been conducted primarily through direct customer contact by our senior management and scientists and through customer referrals. Because our collaborators are primarily skilled scientists, we use our scientific expertise to initiate and build strong customer relationships. We have relied upon the services of a consulting company to aid in our business development efforts in Japan. We market our Optimer building blocks through multiple channels, including targeted mailing of a hard copy catalog and through an Internet catalog.

Research and development

        Our research and development expenses have increased each year since our inception. The following table shows our research and development expenses for the last three fiscal years for our collaborators and for our proprietary drug discovery programs.

	Years Ended June 30,
	2004	2003	2002
	(in thousands)
Research and development expenses:
for proprietary drug discovery	$15,728	$11,176	$5,509
for collaborations	8,361	9,039	8,190

Total research and development	$24,089	$20,215	$13,699

Competitors

        The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery of drug candidates for licensing, co-development and commercialization, including Ariad Pharmaceuticals, Inc.; deCODE genetics, Inc.; Exelixis, Inc.; Gilead Sciences, Inc.; Lexicon Genetics Incorporated; and Vertex Pharmaceuticals Incorporated. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or technologies that would render our technologies obsolete or uneconomical, or products that are more effective, safer or less costly than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Government regulation

        Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the United States and other countries. Virtually all pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Before a drug product is approved by the FDA for commercial marketing, usually three phases of human clinical trials are conducted to test the safety and effectiveness of the product. Phase I clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels. Phase II clinical trials, which also enroll a relatively small number of volunteers, are designed to further evaluate the drug's safety profile and to provide preliminary data as to the drug's effectiveness in humans. Phase III clinical trials consist of larger, well-controlled studies that may involve several hundred volunteers representing the drug's targeted population. During any of these phases, the clinical trial can be placed on "clinical hold," or temporarily or permanently stopped for a variety of reasons, principally for safety concerns.

        The approval process is time-consuming and expensive, and there are no assurances that approval will be granted on a timely basis, or at all. Even if regulatory approvals are granted, a marketed product is subject to continual review under federal and state laws and regulations. Post-marketing requirements include reporting adverse events, recordkeeping, compliance with current good manufacturing practices (cGMP), and marketing requirements.

        If drug candidates we develop, including ARRY-142886, are approved for commercial marketing by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 known as the "Hatch-Waxman Act." The Hatch-Waxman Act provides companies with marketing exclusivity during the life of the applicable patent and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated). The period of exclusive marketing may be shortened, however, by a successful patent challenge.

        All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with cGMP as established by the FDA. We have a cGMP manufacturing facility, which allows us to produce cGMP compliant compounds for Phase I clinical testing. We have validated this capability for compliance with FDA regulations and began our first cGMP manufacturing campaign in the second half of calendar 2002. Our cGMP facility is subject to periodic regulatory inspections to ensure compliance with cGMP requirements. We could also be required to comply with specific requirements or specifications of our collaborators, which may be more stringent than regulatory requirements. If we fail to comply with applicable regulations, the FDA could require us to cease ongoing research or disqualify the data submitted to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

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

        Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy rules under the Heath Insurance Portability and Accountability Act of 1996 (HIPAA). Although we are not directly regulated by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPPA's disclosure standards. In addition, certain state privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on the use and dissemination of individuals' health information.

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

        We have also implemented a patent strategy designed to protect technology, inventions and improvements to inventions that are commercially important to our business. We currently have six issued United States patents and 25 patent applications on file with the United States Patent and Trademark Office. We have eight international patent applications and 41 patent applications filed in foreign countries that correspond to U.S. patents or patent applications. The source code for our proprietary software programs is protected both as a trade secret and as a copyrighted work.

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

Employees

        As of June 30, 2004, we had 250 full-time employees, including 186 scientists, of whom 109 have Ph.D.'s and 81 have experience at large pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Our corporate information

        Founded in 1998, we are headquartered in Boulder, Colorado with 250 employees, including 186 scientists housed in 160,000 square feet of state-of-the-art laboratory facilities. We became a public company in November 2000, and our stock is listed on the Nasdaq National Market under the symbol "ARRY." The mailing address and telephone number of our principal executive offices are 3200 Walnut Street, Boulder, Colorado 80301, (303) 381-6600.

Available information

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses and may not achieve or sustain profitability.

        We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2004, we had an accumulated deficit of $69.7 million. We had net losses of $25.5 million, $19.6 million and $4.5 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase due in part to anticipated increases in expenses for research and development, expansion of our scientific capabilities, acquisitions of complementary technologies or in-licensed drug candidates and possible reductions in revenue from drug discovery collaborations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.

        Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. While several of our out-license and collaboration agreements provide for royalties on product sales, given that none of our drug candidates have been approved for commercial sale, our drug candidates are at early stages of development and given that drug development entails a high risk of failure, we do not expect to receive any royalty revenue for several years, if at all. For the same reasons, we may never realize much of the milestone revenue provided for in our out-license and collaboration agreements. In addition, we have been devoting more resources to drug discovery and our proprietary drug programs. As a result, we expect that revenue from the sale of our research tools will continue to decline as a percentage of total revenue and that our research and development and other expenses will continue to increase.

Our drug candidates are at early stages of development, and we may not successfully develop a drug candidate that becomes a commercially viable drug.

        The drug discovery and development process is highly uncertain, and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. All of our drug candidates are in the early stages of development, and we do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in human clinical trials that can take up to six years or longer. During any of these phases, the clinical trial can be placed on "clinical hold," or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. Only one of our candidates, ARRY-142886, is in clinical development, and it has only recently entered a Phase I clinical trial. Candidates that appear promising in preclinical or clinical trials may fail to become marketed drugs for a number of reasons, including:

  •
  the failure to achieve clinical trial results that indicate a candidate is effective in treating a specified condition or illness in humans;

  •
  the presence of harmful side effects;

  •
  the failure to obtain FDA or other regulatory approval;

  •
  the lack of commercial viability of the drug;

  •
  the failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and

  •
  the existence of therapeutics that are more effective or economical to produce.

        At any time, we or our collaborators may decide to discontinue the development of a drug candidate or not to commercialize a candidate. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side effect profile, cost or other factors make it effective in treating disease or more beneficial than or preferable to other drugs on the market. Additionally, health insurance plans or maintenance organizations may choose not to include the drug on their formulary list for reimbursement. As a result, the drug may not be used or may be used only for restricted applications.

Our business depends on the extent to which the pharmaceutical and biotechnology industries in-license drug candidates to fill their product pipelines and collaborate with other companies for one or more aspects of their drug discovery process.

        We are highly dependent on pharmaceutical and biotechnology companies continuing to in-license drug candidates to fill their clinical development pipelines and to collaborate with outside companies to obtain drug discovery expertise, and on their willingness to spend significant funds on research and development. Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to in-license drug candidates and to expand or continue drug discovery collaborations to enhance their research and development process is based on several factors that are beyond our control. These include their ability to hire and retain qualified scientists, the resources available for entering into drug discovery collaborations and the spending priorities among various types of research activities. Any of these factors could cause our revenue to decline. In addition, our ability to convince these companies to in-license our drug candidates or programs or to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

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

        The importance of these factors varies depending on the company and type of discovery program, and although we believe we currently address many of these factors, we may be unable to meet any or all of them in the future. Even if we are able to address these factors, these companies may still decide to perform these activities internally, acquire companies to fill their product pipelines, such as the recent acquisition by Amgen Inc. of Tularik, Inc., or retain other companies that provide drug research and development expertise similar to ours.

We may not be successful in entering into additional out-license agreements on favorable terms.

        We are committing significant resources to create our own proprietary drug candidates. In fiscal 2004, we increased our investment in proprietary research to $15.7 million, compared to $11.2 million and $5.5 million for fiscal 2003 and 2002 respectively. Our proprietary drug discovery programs are in their early stage of development and unproven. To date, we have entered into three out-licensing agreements for the co-development and commercialization of our drug candidates. Although we have expended, and continue to expend, resources on internal research and development for our proprietary programs and for our collaborators, we may not be successful in creating valuable proprietary drug candidates that would enable us to form additional collaborations with favorable terms that include up-front, milestone, royalty and/or license payments. If we are unsuccessful in establishing favorable collaborations in the future, we may undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our expense. As a result, our requirements for capital, which may not be available on favorable terms, could increase significantly, or we may be required to substantially reduce our development efforts, which would delay the commercialization of our drug candidates.

We may not out-license our proprietary programs at the most appropriate time to maximize the total value or return of these programs to us.

        A critical aspect of our business strategy is to out-license drug candidates for late-stage co-development and commercialization of our drug candidates to obtain the highest possible value while also evaluating earlier out-licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials. Array may choose or be forced to out-license a drug candidate or program at a point in the research and development process that does not provide as great a value or return than what might have been obtained if we had further developed the candidate or program internally. Likewise, we may decline, or be unable to obtain favorable, early out-licensing opportunities in programs that do not result in a commercially viable drug, which could leave the resulting program with little or no value even though significant resources were invested in its development.

Our collaborators have substantial control and discretion over the timing and the continued development and marketing of drug candidates we create.

        Our collaborators have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our ability to generate milestone payments and royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.

        We face additional risks in connection with our collaborations, including the following:

  •
  our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

  •
  collaborators may under fund or not commit sufficient resources to the testing, marketing, distribution or other development of our drug candidates;

  •
  our collaborators may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

  •
  our collaborators may encounter conflicts of interest, changes in business strategy or other business issues which could adversely affect their willingness or ability to fulfill their obligations to us (for example, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries); and

  •
  disputes may arise between us and our collaborators delaying or terminating the research, development or commercialization of our drug candidates, resulting in significant litigation or arbitration that could be time-consuming and expensive, or causing collaborators to act in their own self-interest and not in the interest of our stockholders.

The sale and manufacture of drug candidates that we develop with our collaborators or on our own may not receive regulatory approval.

        The development and commercialization of drug candidates for our collaborators and our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing, and failure can occur at any stage of testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies, and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Based on results at any stage of testing, we or our collaborators may decide to repeat or redesign a trial or discontinue development of a drug candidate.

        Approval of a drug candidate as safe and effective for use in humans is never certain, and regulatory agencies may delay or deny approval of drug candidates for commercialization. These agencies may also delay or deny approval based on additional government regulation or administrative action or on changes in regulatory policy during the period of clinical trials in humans and regulatory review. Similar delays and denials may be encountered in foreign countries. None of our collaborators have obtained regulatory approval to manufacture and sell drug candidates owned by us or identified or developed under an agreement with us. If we or our collaborators cannot obtain this approval, we will not realize milestone or royalty payments based on commercialization goals for these drug candidates.

Even if our drug candidates obtain regulatory approval, we and our collaborators will be subject to ongoing government regulation.

        Even if regulatory authorities approve any of our drug candidates, the manufacture, marketing and sale of these drugs will be subject to strict and ongoing regulation. Compliance with this regulation consumes substantial financial and management resources and may expose us and our collaborators to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates a clinical benefit to patients, it could limit the indications for which a drug may be sold or revoke the drug's marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials and changes in labeling. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

        In addition, the marketing of these drugs by us or our collaborators will be regulated by federal and state laws pertaining to health care "fraud and abuse," such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of fraud and abuse laws can result in fines and/or imprisonment.

If our drug candidates do not gain market acceptance, we may be unable to generate significant revenue.

        Even if our drug candidates are approved for sale, they may not be successful in the marketplace. Market acceptance of any of our drug candidates will depend on a number of factors including:

  •
  demonstration of clinical effectiveness and safety;

  •
  the potential advantages of our drug candidates over alternative treatments;

  •
  the availability of adequate third-party reimbursement; and

  •
  the effectiveness of marketing and distribution methods for the products.

        If our drug candidates do not gain market acceptance among physicians, patients and others in the medical community, our ability to generate meaningful revenues from our drug candidates would be limited.

If we need but are unable to obtain additional funding to support our operations, we could experience a reduction in our ability to expand or be forced to reduce our operations.

        We have historically financed our operations in substantial part through the sale of our securities and revenue from our collaborators. We generated $5.5 million from our operating activities for the fiscal year ended June 30, 2004; we used $17.6 million for the fiscal year ended June 30, 2003 and generated $1.4 million for the fiscal year ended June 30, 2002. Although we anticipate that we will use more cash in our operating activities in future periods, we believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing out-license and collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan could change as a result of many factors, and we could require additional funding sooner than anticipated.

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

We have limited clinical development and commercialization experience.

        One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization. To date, we have filed one IND and initiated one Phase I clinical trial, and we have not yet conducted a Phase II or later stage clinical trial, nor commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. In the future, we may be forced to rely on third-party clinical investigators, clinical research or marketing organizations, which could subject us to delays that are outside our control.

Our research and development capabilities may not produce viable drug candidates.

        We have entered into several research and development collaborations under which we provide drug discovery services to identify drug candidates for our collaborators using the Array Discovery Platform. We also seek to identify and develop drug candidates for our proprietary programs. It is uncertain whether we will be able to provide drug discovery more efficiently or create high-quality drug candidates that are suitable for our or our collaborators' purposes. Our ability to create viable drug candidates depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.

        We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this prospectus. We base our estimates on facts that are currently known to us and on a variety of assumptions, many of which are beyond our control. Delays may be caused by regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the rate of patient enrollment in clinical trials. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue, and our stock price could decline.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of their agreement with us, our revenue may significantly decrease.

        A relatively small number of collaborators account for a significant portion of our revenue. AstraZeneca, Genentech and Eli Lilly accounted for 18%, 13%, and 12%, respectively, of our total revenue for the fiscal year ended June 30, 2004. During the fiscal year ended June 30, 2003, revenue from ICOS, Merck and Eli Lilly accounted for 21%, 15% and 12%, respectively, of our total revenue. Our agreement with Merck and the research portion of our agreements with ICOS concluded as of December 31, 2003, and our agreement with Eli Lilly terminates in March 2005, or earlier upon payment of a termination fee. We expect that revenue from a limited number of collaborators, including AstraZeneca and Genentech, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 30 to 90 days' notice for a number of reasons or, in some cases, for no reason. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may decrease.

We expect that revenue from our research tools will decline as a percentage of our total revenue in the future as we focus more resources on our proprietary research programs.

        We expect that revenue from our research tools, such as Optimer Building Blocks, Lead Generation Libraries and custom synthesis, will decline as a percentage of our total revenue in the future as we focus greater resources on drug discovery programs. We also face greater competition for these tools and services, particularly from foreign chemistry service providers that have made progress in recent years in obtaining significant contracts to provide customer designed custom screening library compounds to major pharmaceutical companies due to significantly lower cost structures. As a result of this competition, our collaborators may decide to fulfill some or all of their needs through other providers or internally. In light of these changes in market conditions and our expectation that future revenue for our Lead Generation Libraries and Optimer building blocks will decline, we reduced the carrying values for our inventories. We increased the inventory reserves during fiscal 2003 and in the third quarter of fiscal 2004, resulting in non-cash charges of $4.1 million and $5.6 million, respectively. We perform periodic reviews and, when required, write down our inventories for non-marketability when the cost of inventory exceeds the estimated market value based upon assumptions about future demand and market conditions. If future market conditions are less favorable than projected, we may determine that further increases in our inventory reserves are necessary. As of June 30, 2004 we had approximately $972,000 and $936,000 in inventory, net of reserves, related to Lead Generation Libraries and Optimer building blocks, respectively.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

        We had 250 employees as of June 30, 2004, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to attract new collaborators and retain, renew and expand existing collaborations depends on our ability to hire and retain scientists with the skills necessary to provide appropriate drug discovery expertise. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or management or in retaining or motivating our existing personnel.

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

        Entering into drug discovery collaborations typically involves significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including collaborators' budgetary constraints and internal acceptance reviews. In addition, some of our collaborators can influence when we deliver products and perform services under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

        All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with cGMP requirements, as established by the FDA. We operate a clinical-scale manufacturing facility that we believe conforms with the FDA's current Good Manufacturing Practices (cGMP). This facility and our cGMP practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements of our collaborators, which may exceed FDA requirements. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Material violations of cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

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

        We develop, test and manufacture drug candidates that are generally intended for use in humans. Our drug discovery activities that result in the future manufacture and sale of drugs by our collaborators expose us to the risk of liability for personal injury or death to persons using these drugs. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $3.0 million per occurrence and in the aggregate, which we believe is customary in our industry. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance policies at acceptable costs or at all.

If our use of chemical and hazardous materials violates applicable laws or regulations or causes personal injury we may be liable for damages.

        Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Colorado Department of Public Health and Environment, and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials, which could result in material unanticipated expenses, such as substantial fines or penalties, remediation costs or damages, or the loss of a permit or other authorization to operate or engage in our business. These expenses could exceed our net worth and limit our ability to raise additional capital.

Our operations could be interrupted by damage to our specialized laboratory facilities.

        Our operations are dependent upon the continued use of our highly specialized laboratories and equipment in Boulder and Longmont, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these locations is limited, and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our collaborators. We maintain business interruption insurance in the amount of $18.0 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators' needs in a timely manner could create.

RISKS RELATED TO OUR INDUSTRY

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

        Traditionally, many unprofitable biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted raising new capital at times in the past and have affected these companies' ability to continue to expand or fund existing research and development efforts. If our current or future biotechnology collaborators are unable to raise sufficient capital to fund research and development expenditures, we may not be able to expand or maintain current revenue.

Health care reform and cost control initiatives by third-party payors could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

        The commercial success of our drug candidates will depend significantly on the availability of reimbursement to the patient from third party payors, such as the government and private insurance plans. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 adds prescription drug coverage to Medicare beginning in 2006 and a voluntary drug discount card for Medicare beneficiaries effective in June 2004. However, future legislation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates for medicines reimbursed by Medicaid and to provide discounts for outpatient medicines purchased by certain public health service entities and "disproportionate share" hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. In some countries other than the United States, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. Also, we expect managed care will continue to put pressure on the pricing of pharmaceutical and biopharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators receive for any of our future products, which could adversely affect our profitability. These initiatives may also have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to in-licensing drug candidates and the research and development of new drugs, which could reduce our resulting revenue.

We or our collaborators may not obtain favorable reimbursement rates for our drug candidates.

        Third party payors, such as government and private insurance plans, frequently require companies to provide predetermined discounts from list prices and are increasingly challenging the prices charged for pharmaceuticals and other medical products. Our products may not be considered cost-effective, and reimbursement to the patient may not be available or be sufficient to allow the sale of our products on a competitive basis. We or our collaborators may not be able to negotiate favorable reimbursement rates for our products. If we or our collaborators fail to obtain an adequate level of reimbursement for our products by third-party payors, sales of the drugs would be adversely affected or there may be no commercially viable market for the products.

The drug research and development industry has a history of patent and other intellectual property litigation, and we may be involved in costly intellectual property lawsuits.

        The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns. Because we produce drug candidates for a broad range of therapeutic areas and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar drug candidates or capabilities or other suits alleging infringement of their intellectual property rights. There could be issued patents of which we are not aware that our products infringe or patents that we believe we do not infringe that we are ultimately found to infringe. Moreover, patent applications are in many cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that we infringe with our products. In addition, technology created under our research and development collaborations may infringe the intellectual property rights of third parties, in which case we may not receive milestone or royalty revenue from those collaborations.

        If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including triple damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology or redesign our products so as not to infringe the patent. We may not be able to enter into licensing arrangements at a reasonable cost or effectively redesign our products. Any inability to secure licenses or alternative technology could delay the introduction of our products or prevent us from manufacturing or selling products.

The intellectual property rights we rely on to protect our proprietary drug candidates and the technology underlying our tools and techniques may be inadequate to prevent third parties from using our technology or developing competing capabilities or to protect our interests in our proprietary drug candidates.

        Our success will depend in part on our ability to protect patents and maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. In addition, one of our business strategies is to develop our own proprietary drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of these drug candidates. In order to protect our rights to our proprietary drug candidates, we must obtain and maintain the intellectual property rights to such drug candidates. We currently have six issued United States patents and 25 patent applications on file with the United States Patent and Trademark Office. We have eight international patent applications and 41 patent applications filed in foreign countries that correspond to U.S. patents or patent applications.

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

        Patent applications relating to or affecting our business may have been filed by a number of pharmaceutical and biopharmaceutical companies and academic institutions. A number of the technologies in these applications or patents may conflict with our technologies, patents or patent applications, which could reduce the scope of patent protection we could otherwise obtain. We could also become involved in interference proceedings in connection with one or more of our patents or patent applications to determine priority of inventions. We cannot be certain that we are the first creator of inventions covered by pending patent applications, or that we were the first to file patent applications for any such inventions.

        Drug candidates we develop that are approved for commercial marketing by the FDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act." The Hatch-Waxman Act provides companies with marketing exclusivity during the life of the applicable patent and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated, which could reduce the amount of royalties we receive on the product.

Agreements we have with our employees, consultants and collaborators may not afford adequate protection for our trade secrets, confidential information and other proprietary information.

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

        The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery of drug candidates for licensing, co-development and commercialization, including Ariad Pharmaceuticals, Inc.; deCODE genetics, Inc.; Exelixis, Inc.; Gilead Sciences, Inc.; Lexicon Genetics Incorporated; and Vertex Pharmaceuticals Incorporated. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or technologies that would render our technologies obsolete or uneconomical, or products that are more effective, safer or less costly than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

We face potential liability related to the privacy of health information we obtain from research institutions.

        Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy regulations promulgated under the Heath Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly regulated by HIPAA, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider or research institution that has not satisfied the HIPPA's disclosure standards. In addition, certain state privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

RISKS RELATED TO OUR STOCK

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

        At June 30, 2004, our directors and officers beneficially owned or controlled approximately 18% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring shareholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

Because our stock price may be volatile, our stock price could experience substantial declines.

        The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $11.61 and $3.10, respectively, in fiscal 2004, and $9.60 and $2.26, respectively, in fiscal 2003. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility and market declines over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

        In addition, our board of directors approved on August 2, 2001, a Rights Agreement, which could prevent or deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding common stock. We are also subject to the business combination provisions of Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. As a result, it is difficult for a third party to acquire control of us without the approval of the board of directors and, therefore, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Item 2. Properties

        We are headquartered in Boulder, Colorado, where we lease approximately 144,000 square feet of office and laboratory space under a lease that expires April 1, 2008. We have options to extend the entire Boulder lease for three additional terms for up to 18 years. We also lease two adjacent buildings of approximately 46,000 and 29,000 square feet of laboratory space in Longmont, Colorado under two leases that expire on May 31, 2005 and March 31, 2008, respectively. We have four sequential options to renew the first lease for up to 16 years and three sequential options to renew the second lease for up to 13 years. We believe that these facilities will be sufficient for our anticipated growth for the next 12 months.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended June 30, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been trading on the Nasdaq National Market under the symbol "ARRY" since our initial public offering on November 17, 2000. Prior to that time, there had not been a public market for the common stock or any of our other securities.

        The following table sets forth, for the periods indicated, the range of the high and low closing bid for Array's common stock.

	High	Low
Fiscal Year Ended June 30, 2004
First Quarter	$6.36	$3.10
Second Quarter	6.07	4.60
Third Quarter	9.34	5.95
Fourth Quarter	11.61	7.95
Fiscal Year Ended June 30, 2003
First Quarter	$9.60	$6.11
Second Quarter	8.84	5.30
Third Quarter	5.44	4.01
Fourth Quarter	4.44	2.26

        As of August 30, 2004, there were approximately 106 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data
Revenue
Collaboration revenue	$28,186	$33,633	$33,854	$16,364	$6,774
License, royalty and milestone revenue	6,645	1,492	1,235	642	—

Total revenue	34,831	35,125	35,089	17,006	6,774
Costs and expenses*
Cost of revenue (1)	23,042	21,813	20,451	12,965	4,445
Provision for excess inventory	5,616	4,100	—	—	—
Research and development expenses:
for proprietary drug discovery	15,728	11,176	5,509	1,581	1,120
for collaborations (2)	8,361	9,039	8,190	6,684	2,843
Selling, general and administrative expenses (3)	7,969	8,858	6,903	7,668	3,470

Total operating expenses	60,716	54,986	41,053	28,898	11,878

Loss from operations	(25,885)	(19,861)	(5,964)	(11,892)	(5,104)
Interest expense including loss from early extinguishment of debt	—	—	—	(812)	(384)
Interest income	381	787	1,483	2,092	356
Other expense—loss on investment	—	(500)	—	—	—

Net loss	(25,504)	(19,574)	(4,481)	(10,612)	(5,132)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(5,000)	—

Net loss applicable to common stockholders	$(25,504)	$(19,574)	$(4,481)	$(15,612)	$(5,132)

Basic and diluted net loss per share applicable to common stockholders	$(0.89)	$(0.70)	$(0.18)	$(0.99)	$(1.68)

Number of shares used to compute per share data	28,511	27,830	24,920	15,693	3,063

*Includes compensation related to option grants
(1) Cost of revenue	$895	$859	$1,040	$998	$43
(2) Research and development expenses for collaborations	597	572	691	644	35
(3) Selling, general and administrative expenses	485	452	690	3,012	1,040

Total	$1,977	$1,883	$2,421	$4,654	$1,118

Balance Sheet Data
Cash, cash equivalents and marketable securities	$37,446	$34,130	$59,598	$47,712	$5,784
Property, plant and equipment, gross	57,557	53,939	44,365	21,458	8,406
Working capital	25,905	39,453	57,350	44,917	2,210
Total assets	77,764	83,830	107,915	70,950	15,823
Long-term liabilities	4,167	—	—	—	2,833
Total stockholders' equity	55,630	77,714	93,901	62,468	6,652

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully under the caption "Risk Factors" above and in other reports filed by Array BioPharma with the Securities and Exchange Commission.

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

        Array BioPharma is a biopharmaceutical company focused on the discovery, development and commercialization of orally active drugs to address significant unmet medical needs. Our proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes several small molecule drug candidates that are designed to regulate targets in therapeutically important biologic pathways. In addition, leading pharmaceutical and biotechnology companies access our drug discovery technologies and expertise through collaborations to design, create, optimize and evaluate drug candidates across a broad range of therapeutic areas. Our goal is to be the most efficient inventor of therapeutic products in the pharmaceutical industry.

        Using the Array Discovery Platform, our integrated suite of drug discovery technologies, we have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. Our proprietary research has resulted in out-licensing three programs to AstraZeneca and Genentech, two of the world's leading oncology companies. Since our inception through June 30, 2004, our out-license and collaboration agreements have generated $18.0 million in up-front payments and $5.1 million in milestone payments, and we have recognized $121.0 million in research funding revenue from our collaborators. Under our existing out-license and collaboration agreements, we have the potential to earn over $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

        We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of June 30, 2004, we had an accumulated deficit of $69.7 million.

        We generate revenue through the out-licensing of select proprietary drug discovery programs for up-front fees, research funding and potential development milestone payments and royalties on future product sales. Four programs have been out-licensed to date and as a result we received up-front license or technology access fees of $18.0 million in total from AstraZeneca, Genentech and Amgen. We are also entitled to receive development milestone payments and royalties on resulting product sales. We intend to progress proprietary drug programs internally through clinical testing and continue to evaluate select programs for out-licensing opportunities with pharmaceutical or biotechnology partners.

        We also generate revenue through collaborations aimed at inventing drug candidates for our collaborators. We receive research funding based on the number of full-time equivalent employees contractually assigned to a program, plus certain expenses. Under certain of these agreements, we are entitled to receive additional payments upon the achievement of certain drug development milestones and/or royalty payments based on sales of products created as a result of these collaborations.

        In addition, we license our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We retain all other rights to the compounds, which permits us to license the same compounds to other collaborators. Some of our Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. We are not currently adding or producing any new Lead Generation Libraries. For the fiscal year 2002, 2003 and 2004, Lead Generation Library revenue represented 25%, 12% and 10%, respectively, of total revenue. This declining revenue trend is expected to continue in the future. We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. Custom collections of chemical compounds we create and custom chemical syntheses we perform under our collaboration agreements are typically charged on a per-compound basis, plus a charge for research and development services.

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

        We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when we have met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

        Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 90% of our total revenue for fiscal 2004 and our top three collaborators, AstraZeneca, Genentech, and Eli Lilly accounted for 18%, 13% and 12%, respectively, of our total revenue. During fiscal 2003, ICOS, Merck and Eli Lilly, accounted for 21%, 15% and 12%, respectively, of our total revenue. In general, our collaborators may terminate their collaboration agreements with us on 30 to 90 days' prior notice.

        Cost of revenue consists mainly of compensation, associated fringe benefits and other collaboration-related costs, including recruiting and relocation, fine chemicals, supplies, small tools, facilities, depreciation and other direct and indirect chemical handling and laboratory support costs, excluding any costs related to research and development. We review inventories periodically and reduce items considered to be slow moving or obsolete to estimated net realizable value through an appropriate reserve. We reduced the carrying value of our Lead Generation Library in the fourth quarter of fiscal 2003 as a result of difficult market conditions. In fiscal 2004 we accelerated the evolution of our business model to focus primarily on drug discovery; increasing the investment in proprietary research and out-licensing three proprietary drug programs. Due to this evolution, it is not expected that Lead Generation Libraries will be a significant source of revenues in future periods, and no new Lead Generation Libraries will be produced other than for Array's own proprietary research. In light of the foregoing, an in-depth review of the inventory levels and carrying values for Lead

Generation Libraries, Optimer building blocks and fine chemicals was undertaken during the third quarter of fiscal 2004. As a result of this review which was based on expected future sales and industry standards relating to net carrying values, it was determined that there was an excess level of Lead Generation Library and Optimer building block inventory. It was also determined that inventory of fine chemicals used as the starting materials for Lead Generation Libraries exceeded anticipated usage. Accordingly, the reserves were increased by $5.6 million for these inventories. We continue to assess the current levels and value of our inventories, and we may determine that further increases in our inventory reserves are necessary.

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

        We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 33% of our total revenue during fiscal year 2004, up significantly from 14% for fiscal year 2003. Our international revenue is attributable to both European and Japanese collaborations and increased in fiscal 2004 due to our collaboration and out-license agreements with AstraZeneca. All of our collaboration agreements and purchase orders are denominated in United States dollars.

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

Deferred Stock Compensation

        We recorded compensation expense related to stock option grants of $2.0 million, $1.9 million and $2.4 million in fiscal years 2004, 2003 and 2002, respectively. The compensation expense related to stock option grants is charged to cost of revenue, research and development expenses, and selling, general and administrative expenses, based on the functional responsibility of the associated employee.

As of June 30, 2004, we had approximately $151,000 of remaining deferred stock compensation to be amortized in the first quarter of fiscal 2005.

Results of Operations

Fiscal Years Ended June 30, 2004, 2003 and 2002:

				% increase (decrease)
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Collaboration revenue	$28,186	$33,633	$33,854	(16%)	(1%)
License, royalty and milestone revenue	6,645	1,492	1,235	345%	21%

Total revenue	$34,831	$35,125	$35,089

        Fiscal 2004 as compared to fiscal 2003:    Total revenue for fiscal 2004 and 2003 remained relatively flat. Increased revenue from up-front licenses and milestones largely offset the decline in collaboration revenue. Payments from AstraZeneca for the up-front license fee and Phase I milestone for ARRY-142886 and the up-front license payment from Genentech represented the majority of the increase to license, royalty and milestone revenue. Decreased collaboration revenue from expired programs with ICOS, Amgen, Merck and Vertex Pharmaceuticals was partially offset by revenue earned from new collaborations with Genentech, AstraZeneca and GenPath Pharmaceuticals. In addition, collaboration revenue from our Lead Generation Libraries and Optimer building blocks declined $1.4 million in 2004 compared to 2003 primarily due to increased competition from foreign chemistry service providers. As we devote more resources to drug discovery and our proprietary drug programs, we expect that revenue from the sale of our research tools will continue to decline as a percentage of total revenue.

        Fiscal 2003 as compared to fiscal 2002:    Total revenue increased slightly in 2003. This increase was primarily the result of $6.1 million of additional revenue generated from our lead optimization collaborations with ICOS, Vertex Pharmaceuticals, Takeda, InterMune, Japan Tobacco and Syrrx, Inc., and our custom library collaboration with a Japanese collaborator. This gain was partially offset by decreased revenue from subscriptions and sales of chemical compounds from our Array Discovery Platform of $6.3 million in 2003 compared to 2002. This decrease is attributable to a net reduction of $5.3 million in sales of chemical compounds to a single major pharmaceutical company.

				% increase
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Cost of revenue	$23,042	$21,813	$20,451	6%	7%
Gross margin % of revenue	34%	38%	42%

        Fiscal 2004 as compared to fiscal 2003:    The increased cost of revenue and decreased gross margin as a percentage of revenue for fiscal 2004 are related to increased costs associated with staffing the various collaborations, including increased scientific salaries and utility charges. During 2004, the average pricing received from collaborations decreased slightly from the prior year. Also, during 2004 we had a lower percentage of total revenue generated from subscriptions and sales of chemical compounds from Lead Generation Libraries and Optimer building blocks.

        Fiscal 2003 as compared to fiscal 2002:    The increased cost of revenue and reduced gross margin as a percentage of revenue for fiscal 2003 is related to increased costs to support the growth in our lead optimization collaborations over the same period. These cost increases were primarily attributable to additional scientific staff, associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities during the year. Also, during 2003 we had a lower percentage of total revenue generated from subscriptions and sales of chemical compounds from our Array Discovery Platform.

				% increase
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Provision for excess inventory	$5,616	$4,100	$—	37%	—

        Fiscal 2004 as compared to fiscal 2003:    During fiscal 2004, we accelerated the evolution of our business model to focus primarily on drug discovery, increasing the investment in proprietary research and out-licensing three proprietary drug programs in December 2003 to AstraZeneca and Genentech for further development and commercialization. Due to this evolution, it is not expected that Lead Generation Libraries will be a significant source of revenues in future periods, and no new Lead Generation Libraries will be produced other than for our own proprietary research. Consequently, we reviewed the inventory levels and carrying values for Lead Generation Libraries, Optimer building blocks and fine chemicals during the third quarter of fiscal 2004. Based on this review and on an analysis of expected future sales and industry standards relating to net carrying values, it was determined that there was an excess level of Lead Generation Library and Optimer building block inventory. It was also determined that inventory of fine chemicals used as the starting materials for Lead Generation Libraries exceeded anticipated usage. Accordingly, we increased the reserves for these inventories, which resulted in a non-cash charge for excess inventory of $5.6 million in the third quarter of fiscal 2004.

        Fiscal 2003 as compared to fiscal 2002:    During the fourth quarter of fiscal year 2003, we increased our inventory reserves for Lead Generation Libraries by $4.1 million. The carrying values at that time were reduced in light of difficult market conditions and resulting declines in Lead Generation Library revenue experienced during the second half of fiscal 2003.

				% increase (decrease)
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Research and development expenses:
for proprietary drug discovery	$15,728	$11,176	$5,509	41%	103%
for collaborations	8,361	9,039	8,190	(8%)	10%

Total research and development	$24,089	$20,215	$13,699	19%	48%

        Fiscal 2004 as compared to fiscal 2003:    Research and development expenses for proprietary drug discovery increased 41% related to our expanded efforts to advance compounds into regulated safety testing. In addition, a number of new programs were initiated during the year, and the lead compound in our MEK for cancer program advanced through regulated safety assessment. Supporting these efforts were additional scientists and increased pharmacology studies. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery programs. Research and development expenses for collaborations declined in 2004 due to a reduced focus on creating new Lead Generation Libraries and custom libraries. Partially offsetting this decline were increased costs from the Phase I clinical trial that Array is conducting as part of the AstraZeneca collaboration.

        Fiscal 2003 as compared to fiscal 2002:    The expansion of our proprietary drug discovery efforts was the main reason for the increase in research and development expense in fiscal 2003 over 2002, and to a lesser degree spending for our Lead Generation Libraries, Optimer building blocks and custom library collaborations. These expanded research efforts required the recruitment and relocation of additional scientific staff and associated salaries and benefits, and the expenditures associated with equipping and commencing operations in our new and expanded facilities.

				% increase (decrease)
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Selling, general and administrative expenses	$7,969	$8,858	$6,903	(10%)	28%

        Fiscal 2004 as compared to fiscal 2003:    The decrease in selling, general and administrative expenses is attributable to a March 2003 workforce reduction whereby we reduced our workforce by 31 employees in order to reduce costs and match our headcount resources with the near-term demand for our collaboration programs. This reduction resulted in a fiscal 2003 charge to selling, general and administrative expenses of approximately $541,000 for termination-related costs consisting primarily of severance payments and out-placement services for affected employees. The remaining year over year decrease was attributable to cost savings associated with the elimination of certain administrative positions that were affected by this reduction in workforce.

        Fiscal 2003 as compared to fiscal 2002:    A portion of the increase in selling, general and administrative expenses was related to the March 2003 reduction in workforce described above. Selling, general and administrative expenses also increased during fiscal 2003 due to expanded management and increased business development and administrative staffing levels as well as increased facilities-related expenditures.

				% increase (decrease)
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Compensation related to option grants	$1,977	$1,883	$2,421	5%	(22%)

        Fiscal 2004 as compared to fiscal 2003:    Compensation expense relates to certain stock options that were granted prior to our November 2000 initial public offering. This non-cash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions.

        Fiscal 2003 as compared to fiscal 2002:    The 2003 decrease in compensation related to stock options is the result of the expiration of unvested options upon termination of employment.

				% decrease
	Years Ended June 30,
				2003 to 2004	2002 to 2003
	2004	2003	2002
	(in thousands)
Net interest income	$381	$787	$1,483	(52%)	(47%)

        Fiscal 2004 as compared to fiscal 2003:    The decrease in interest income in fiscal 2004 compared to fiscal 2003 is due to lower investment interest rates earned on a lower average cash balance.

        Fiscal 2003 as compared to fiscal 2002:    The decrease in interest income in fiscal 2003 compared to fiscal 2002 is due to lower investment interest rates earned on a lower average cash balance. No interest expense was incurred in any of the reportable years.

        Other Expense—Loss on investment.    In March 2002, we entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. Array worked exclusively with Aptus on a select number of GPCR targets and provided Aptus access to its Lead Generation Libraries in exchange for $500,000 of common stock in Aptus. During fiscal 2003, the value of Aptus common stock decreased significantly. We determined this reduction in value to be other-than-temporary and as a result, wrote off our investment in the company.

        Income taxes.    There was no current or deferred tax expense for the fiscal years ended June 30, 2004, 2003 or 2002. At June 30, 2004, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of $46.9 million, which will expire beginning in 2019 and continuing through 2025. We have provided a 100% valuation allowance against the related deferred tax assets, as we cannot assess that it is more likely than not that we will realize such tax benefits.

Liquidity and Capital Resources

	As of June 30,
	2004	2003	2002
	(in thousands)
Cash, cash equivalents and marketable securities	$37,446	$34,130	$59,598
Working capital (deficit) excluding cash, cash equivalents and marketable securities	(11,541)	5,322	(2,247)
Purchases of property, plant and equipment	3,627	9,570	22,907
Cash flow provided by (used in):
Operating activities	5,499	(17,585)	1,420
Investing activities	(4,069)	4,265	(32,296)
Financing activities	1,609	1,517	33,590

        Fiscal 2004 as compared to fiscal 2003:    We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of June 30, 2004, cash, cash equivalents and marketable securities totaled $37.4 million compared to $34.1 million at June 30, 2003. Net cash provided by operating activities was $5.5 million for fiscal year 2004, compared to net cash used in operating activities of $17.6 million for the same period in 2003. During fiscal year 2004, our net loss of $25.5 million was reduced by noncash charges of $15.6 million associated with depreciation, compensation related to stock option grants and a provision for excess inventory. For the fiscal year 2004, our working capital, excluding cash and marketable securities, decreased by $16.9 million primarily due to a $12.0 million increase in the current portion of advance payments from collaborators and a $5.0 million decrease in inventories. Advance payments from collaborators increased due to the receipt of up-front license and milestone payments totaling $20.8 million for fiscal 2004. We recognized $6.6 million of these up-front license and milestone payments as revenue during 2004, and recorded the remaining amounts as advance payments from collaborators. Inventories decreased by $5.0 million due to the increased inventory reserves for Lead Generation Libraries, Optimer building blocks and certain fine chemicals used as the starting materials for Lead Generation Libraries.

        During fiscal year 2004, we invested $3.6 million in capital equipment and leasehold improvements primarily associated with equipping and commencing operations in our new pharmacology and drug metabolism facilities. Financing activities provided $1.6 million of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

        Fiscal 2003 as compared to fiscal 2002:    As of June 30, 2003, cash, cash equivalents and marketable securities totaled $34.1 million compared to $59.6 million at June 30, 2002. Net cash used in operating activities was $17.6 million for fiscal year 2003, compared to net cash provided by operating activities of $1.4 million for the same period in 2002. During fiscal year 2003, our net loss of

$19.6 million was reduced by noncash charges of $13.7 million associated with depreciation, compensation related to stock option grants, a provision for excess inventory and the unrealized investment loss, yet our working capital excluding cash and marketable securities increased by $7.6 million. Working capital rose primarily due to declining liability balances within accounts payable and advance payments from customers.

        During fiscal year 2003, we invested $9.6 million in capital equipment and leasehold improvements associated with equipping and commencing operations in our new and expanded facilities. Net proceeds from the sale or maturity of marketable securities provided $13.7 million of cash. Financing activities provided $1.5 million of cash primarily related to exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan. Approximately $157,000 was received in September 2002 from one of Array's founders as full repayment of an outstanding note receivable balance, including accrued interest.

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

  •
  our ability to enter into agreements to out-license and co-develop our proprietary drug candidates;

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

        Future capital requirements will also depend upon the extent to which we acquire or invest in other businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were primarily generated from the proceeds of our equity offerings. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as an ongoing concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

        The following table shows our contractual obligations and commitments as of June 30, 2004.

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Operating lease obligations	$4,891	$9,045	$3,493	$—	$17,429
Purchase obligations	937	—	—	—	937

Total obligations	$5,828	$9,045	$3,493	$—	$18,366

        We are obligated under noncancelable operating leases for our facilities and certain equipment. Lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

        At June 30, 2004, we had restricted cash of $1.3 million as a compensating balance to support outstanding standby letters of credit that were issued during the prior fiscal years in relation to our facilities leases.

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

  Revenue Recognition

        We believe our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 101, (as amended by Staff Accounting Bulletin No. 104) which requires that a series of criteria be met in order to recognize revenue related to the performance of services or the shipment of products. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize revenue when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectibility is assured.

        We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when we have met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

        In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned.

        We report revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License, royalty and milestone revenue is combined and reported separately from collaboration revenue.

  Inventory Valuation

        Our inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries, custom libraries and commercially available fine chemicals. Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We have designed and produced chemical compounds comprising our Optimer building blocks, Lead Generation Libraries and custom libraries, and capitalize costs into inventory only after technological feasibility has been established. We periodically review and, when required, write down the value of our inventories for non-marketability to estimated net realizable value through an appropriate reserve when the cost of inventory exceeds its estimated market value based upon assumptions about future demand and market conditions.

Recent Accounting Pronouncement

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Short-term investments.    Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and short-term maturities of our short-term investments, we have concluded that there is no material market risk exposure.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Array BioPharma Inc.

        We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
July 29, 2004

ARRAY BIOPHARMA INC.
BALANCE SHEETS

	As of June 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$7,752,812	$4,714,203
Marketable securities	29,693,301	29,416,247
Accounts receivable, net	1,080,330	1,643,746
Inventories, net	4,030,681	9,064,548
Prepaid expenses and other	1,315,786	730,679

Total current assets	43,872,910	45,569,423
Property, plant and equipment, net	33,810,952	38,180,684
Other assets	80,246	80,246

Total assets	$77,764,108	$83,830,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,408,718	$2,522,871
Advance payments from collaborators—current	14,108,118	2,102,346
Accrued compensation and benefits	1,048,909	1,054,779
Other current liabilities	402,090	436,840

Total current liabilities	17,967,835	6,116,836
Advance payments from collaborators—long term	4,166,665	—
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 28,871,979 and 28,221,080 shares issued and outstanding at June 30, 2004 and 2003, respectively	28,872	28,221
Additional paid-in capital	125,555,122	124,050,659
Accumulated deficit	(69,659,967)	(44,155,945)
Accumulated other comprehensive income (loss)	(143,415)	21,856
Deferred compensation	(151,004)	(2,231,274)

Total stockholders' equity	55,629,608	77,713,517

Total liabilities and stockholders' equity	$77,764,108	$83,830,353

See accompanying notes.

ARRAY BIOPHARMA INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003	2002
Revenue
Collaboration revenue	$28,185,609	$33,633,601	$33,853,996
License, royalty and milestone revenue	6,645,381	1,491,812	1,235,086

Total revenue	34,830,990	35,125,413	35,089,082
Costs and expenses*
Cost of revenue (1)	23,042,193	21,812,750	20,450,999
Provision for excess inventory	5,616,424	4,100,000	—
Research and development expenses:
for proprietary drug discovery	15,727,939	11,175,674	5,508,927
for collaborations (2)	8,360,634	9,039,587	8,189,506
Selling, general and administrative expenses (3)	7,968,677	8,858,541	6,903,266

Total operating expenses	60,715,867	54,986,552	41,052,698

Loss from operations	(25,884,877)	(19,861,139)	(5,963,616)
Interest income	380,855	787,087	1,482,981
Other expense—loss on investment	—	(500,000)	—

Net loss	$(25,504,022)	$(19,574,052)	$(4,480,635)

Basic and diluted net loss per share	$(0.89)	$(0.70)	$(0.18)

Number of shares used to compute per share data	28,511,457	27,829,527	24,920,103

* Includes compensation related to option grants
(1) Cost of revenue	$895,257	$858,541	$1,040,009
(2) Research and development expenses for collaborations	596,838	572,365	690,511
(3) Selling, general and administrative expenses	484,563	451,865	690,163

Total	$1,976,658	$1,882,771	$2,420,683

See accompanying notes.

ARRAY BIOPHARMA INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
					Notes Receivable for Common Stock Related Party	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation
	Shares	Amount						Total
Balance at June 30, 2001	23,262,878	$23,262	$90,023,407	$(20,101,258)	$(266,625)	$116,801	$(7,328,086)	$62,467,501
Issuance of common stock for cash—public offering, net of offering costs of $2,710,106	3,450,000	3,450	31,786,444	—	—	—	—	31,789,894
Issuance of common stock under stock option and employee stock purchase plans	774,465	775	1,675,319	—	—	—	—	1,676,094
Issuance of common stock upon the exercise of warrants	33,437	33	(33)	—	—	—	—	—
Interest accrued on notes receivable	—	—	—	—	(13,099)	—	—	(13,099)
Repayment of notes receivable	—	—	—	—	124,099	—	—	124,099
Compensation related to stock option grants	—	—	—	—	—	—	2,420,683	2,420,683
Reversal of prior year deferred stock compensation for terminated employees	—	—	(210,388)	—	—	—	210,388	—
Net loss	—	—	—	(4,480,635)	—	—	—	(4,480,635)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(83,501)	—	(83,501)

Comprehensive loss								(4,564,136)

Balance at June 30, 2002	27,520,780	27,520	123,274,749	(24,581,893)	(155,625)	33,300	(4,697,015)	93,901,036
Issuance of common stock under stock option and employee stock purchase plans	700,300	701	1,358,880	—	—	—	—	1,359,581
Interest accrued on notes receivable	—	—	—	—	(1,558)	—	—	(1,558)
Repayment of notes receivable	—	—	—	—	157,183	—	—	157,183
Compensation related to stock option grants	—	—	—	—	—	—	1,882,771	1,882,771
Reversal of prior year deferred stock compensation for terminated employees	—	—	(582,970)	—	—	—	582,970	—
Net loss	—	—	—	(19,574,052)	—	—	—	(19,574,052)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(11,444)	—	(11,444)

Comprehensive loss								(19,585,496)

Balance at June 30, 2003	28,221,080	28,221	124,050,659	(44,155,945)	—	21,856	(2,231,274)	77,713,517
Issuance of common stock under stock option and employee stock purchase plans	650,899	651	1,608,075	—	—	—	—	1,608,726
Compensation related to stock option grants	—	—	—	—	—	—	1,976,658	1,976,658
Reversal of prior year deferred stock compensation for terminated employees	—	—	(103,612)	—	—	—	103,612	—
Net loss	—	—	—	(25,504,022)	—	—	—	(25,504,022)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(165,271)	—	(165,271)

Comprehensive loss								(25,669,293)

Balance at June 30, 2004	28,871,979	$28,872	$125,555,122	$(69,659,967)	$—	$(143,415)	$(151,004)	$55,629,608

See accompanying notes.

ARRAY BIOPHARMA INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2003	2002
Operating activities
Net loss	$(25,504,022)	$(19,574,052)	$(4,480,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,996,750	7,177,177	4,540,222
Accrued interest on notes receivable for common stock	—	(1,558)	(13,099)
Compensation related to stock option grants	1,976,658	1,882,771	2,420,683
Provision for excess inventory	5,616,424	4,100,000	—
Loss on investment	—	500,000	—
Changes in operating assets and liabilities:
Accounts receivable	563,416	848,003	(1,511,875)
Inventories	(582,557)	(4,694,885)	(4,332,556)
Prepaid expenses and other	(585,107)	74,565	(233,830)
Accounts payable trade	(114,153)	(3,846,670)	3,496,073
Advance payments from collaborators—current	12,005,772	(3,795,121)	900,876
Advance payments from collaborators—long term	4,166,665	—	—
Accrued compensation and benefits	(5,870)	(47,623)	282,691
Other current liabilities	(34,750)	(207,699)	351,386

Net cash provided by (used in) operating activities	5,499,226	(17,585,092)	1,419,936
Investing activities
Purchases of property, plant and equipment	(3,627,018)	(9,569,799)	(22,907,401)
Purchases of marketable securities	(250,192,325)	(234,788,434)	(154,136,052)
Proceeds from sale or maturity of marketable securities	249,750,000	248,441,280	144,881,000
(Additions) reductions to other long-term assets	—	182,270	(133,225)

Net cash provided by (used in) investing activities	(4,069,343)	4,265,317	(32,295,678)
Financing activities
Proceeds from sale of preferred and common stock, net of issuance costs	—	—	31,789,894
Proceeds from exercise of stock options, warrants and shares issued under the employee stock purchase plan	1,608,726	1,359,581	1,676,094
Proceeds from repayment of notes receivable	—	157,183	124,099

Net cash provided by financing activities	1,608,726	1,516,764	33,590,087

Net increase (decrease) in cash and cash equivalents	3,038,609	(11,803,011)	2,714,345
Cash and cash equivalents, beginning of period	4,714,203	16,517,214	13,802,869

Cash and cash equivalents, end of period*	$7,752,812	$4,714,203	$16,517,214

Supplemental disclosure of cash flow information

        For the fiscal year ended June 30, 2002, the Company excluded the effect of non-cash transactions from the advance payments from customers and other long-term asset balances. See Note 4 to the financial statements for further details.

*
Excludes marketable securities totaling $29,693,301, $29,416,247 and $43,080,537 as of June 30, 2004, 2003 and 2002, respectively. See Note 2 to the financial statements for further details.

See accompanying notes.

ARRAY BIOPHARMA INC.
NOTES TO FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

  Business Operations

        Array BioPharma Inc. (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of orally active drugs to address significant unmet medical needs. The Company's proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes several small molecule drug candidates that are designed to regulate targets in therapeutically important biologic pathways. In addition, leading pharmaceutical and biotechnology companies access the Company's drug discovery technologies and expertise through collaborations to design, create, optimize and evaluate drug candidates across a broad range of therapeutic areas.

  Cash Equivalents and Marketable Securities

        Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase and may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality. Marketable securities consist of similar financial instruments with maturities of greater than three months. The fair market value of cash equivalents, based on quoted market prices is substantially equal to their carrying value at June 30, 2004 and 2003.

        At June 30, 2004 and 2003, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders' equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available-for-sale are included in investment income. Interest and dividends on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

  Fair Value of Financial Instruments

        At June 30, 2004 and 2003, the Company's financial instruments consisted of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable. Marketable securities recorded as available-for-sale are recorded at their approximate fair value. The carrying amounts of all other instruments approximate fair value due to their short-term nature. See Note 2 for a discussion of the fair value of the Company's marketable securities.

  Accounts Receivable and Allowance for Doubtful Accounts

        The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer's potential inability to meet its financial obligation, the Company records a specific reserve for bad debt against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if an allowance for doubtful accounts is deemed necessary. As of June 30, 2004 and June 30, 2003, the allowance for doubtful accounts was $54,550 and $26,500, respectively.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. The Company maintains its cash balances in the form of bank demand deposits. Cash equivalents and marketable securities consist of money market funds, auction rate securities and federal agency mortgage-backed securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies.

        During fiscal year 2004, revenue from three of the Company's customers represented approximately 18%, 13% and 12% of total revenue. During fiscal year 2003, revenue from three of the Company's customers represented approximately 21%, 15% and 12% of total revenue. During fiscal year 2002, revenue from four of the Company's customers represented approximately 17%, 16%, 15% and 14% of total revenue.

        The Company enters into agreements directly with pharmaceutical and biotechnology companies throughout the United States, Europe and Japan. International revenue represented 33%, 14% and 12% of the Company's total revenue during fiscal years 2004, 2003 and 2002, respectively.

  Inventories

        Inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries, custom libraries and commercially available fine chemicals. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has designed and produced the chemical compounds comprising its Lead Generation Libraries, custom libraries and Optimer building blocks and capitalizes costs into inventory only after technological feasibility has been established. Inventories are reviewed periodically, and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.

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

        Leasehold improvements were depreciated over 7 years prior to fiscal year 2002. During 2002, the Company entered into a new building lease and modified an existing one, and in this process obtained options for extending all significant building leases up to, and beyond, 15 years. The Company has incurred significant expenditures for leasehold improvements and believes the current facilities are suitable for continued use over the option periods. As a result, the estimated useful lives of the leasehold improvements were revised to 15 years during fiscal year 2002.

  Software Development Costs

        In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. All other costs are expensed in the period incurred. Total capitalized costs were approximately $351,000, $430,000 and $929,000 for fiscal years 2004, 2003 and 2002, respectively, and are being depreciated over a period of three years.

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

  Revenue Recognition

        The Company recognizes revenue from fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Royalty revenue is recorded when earned. Portions of milestone payments are recognized as revenue when the Company has met the contracted performance criterion of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

        In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. The Company reports revenue from lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates it out-licenses, as collaboration revenue. License, royalty and milestone revenue is combined and reported separately from collaboration revenue.

  Shipping and Handling Costs

        Costs incurred for shipping and handling of products are included in cost of revenue. Amounts billed to customers for shipping and handling are reported within collaboration revenue.

  Research and Development Costs

        Research and development costs are expensed as incurred.

  Advertising and Promotion Expenses

        Advertising and promotion costs are expensed when incurred. The amount charged against operations for the years ended June 30, 2004, 2003 and 2002 was approximately $47,000, $149,000 and $155,000, respectively.

  Patents and Patent Application Costs

        Patents and patent application costs are expensed as incurred. Prior to fiscal year 2003, all costs directly incurred in pursuing patent applications were capitalized as patent costs. When such applications resulted in an issued patent, the related costs were amortized on a straight-line method over the estimated remaining life of the patent. During 2003, the Company reviewed its issued patents and pending patent applications and determined that the amount of capitalized patents was immaterial and as a result expensed the entire balance.

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

        The Company is required to disclose pro forma information regarding net loss and net loss per share by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), determined as if the Company had accounted for its employee stock options and purchases under its employee stock purchase plan using the fair value method of that statement. The Company uses the Black-Scholes option pricing model under SFAS 123 and used the following assumptions for its Stock Option and Incentive Plan and Employee Stock Purchase Plan.

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Option Life in Years	Calculated Fair Value of Options Granted
Fiscal Year 2004	3.77%	0%	81.6%	5	$5.07
Fiscal Year 2003	2.41%	0%	90.0%	5	$5.08
Fiscal Year 2002	4.03%	0%	79.2%	5	$6.48

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

        The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), which amends the disclosure provisions of SFAS 123, and APB Opinion No. 28, Interim Financial Reporting. SFAS 148 requires disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123.

	Years Ended June 30,
	2004	2003	2002
Net loss, as reported	$(25,504,022)	$(19,574,052)	$(4,480,635)
Add: Stock-based employee compensation expense included in reported net loss	1,976,658	1,882,771	2,420,683
Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(7,367,473)	(8,487,330)	(5,512,706)

Pro forma net loss	$(30,894,837)	$(26,178,611)	$(7,572,658)

Net loss per share:
Basic and diluted—as reported	$(0.89)	$(0.70)	$(0.18)

Basic and diluted—pro forma	$(1.08)	$(0.94)	$(0.30)

Number of shares used to compute per share data	28,511,457	27,829,527	24,920,103

  Comprehensive Loss

        The Company discloses, in addition to net loss, comprehensive income (loss) and its components including unrealized gains and losses on certain investments in debt and equity securities. The Company has disclosed comprehensive loss in its statements of stockholders' equity.

  Net Loss Per Share

        Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented. The number of common share equivalents relating to these stock options excluded from the diluted loss per share calculations for the years ended June 30, 2004, 2003 and 2002 were 623,365 shares, 576,687 shares and 938,181 shares, respectively.

  Segment Information

        Since its inception, the Company has conducted its operations in one operating segment.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

        Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation. These reclassifications had no impact on the reported results of operations.

  Recent Accounting Pronouncement

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Statement No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that are executed in fiscal periods beginning after June 15, 2003. Array adopted EITF 00-21 during the quarter ended September 30, 2003. The adoption of this statement did not have a significant impact on its financial statements.

2.     Cash, Cash Equivalents and Marketable Securities

        All cash, cash equivalents and marketable securities classified as available-for-sale as of June 30, 2004 and 2003 consist of the following:

	As of June 30,
	2004	2003
Cash and cash equivalents:
Cash	$5,451,105	$1,260,971
Money market fund	2,301,707	3,453,232

Total	$7,752,812	$4,714,203

Marketable securities:
Auction rate securities	$10,257,750	$18,357,789
Federal agency mortgage-backed securities	19,435,551	11,058,458

Total	$29,693,301	$29,416,247

        Unrealized losses on available-for-sale securities at June 30, 2004 were approximately $143,000 while unrealized gains at June 30, 2003, were approximately $22,000. At June 30, 2004, the unrealized losses were related to the Company's investment in federal agency mortgage-backed securities, which have been in an unrealized loss position for less than twelve months. The fair values of these investments at June 30, 2004 were $19.4 million compared to the Company's original cost of $19.5 million. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

        Debt securities at June 30, 2004 and 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	As of June 30,
	2004	2003
Marketable securities:
Due in one year or less	$10,257,750	$18,357,789
Due after one year through four years	19,435,551	11,058,458

Total	$29,693,301	$29,416,247

3.     Balance Sheet Components

	As of June 30,
	2004	2003
Inventories:
Fine chemicals	$2,909,619	$3,463,230
Lead Generation Libraries, custom libraries and Optimer building blocks	7,749,446	11,252,962

Total inventories at cost	10,659,065	14,716,192
Less reserves	(6,628,384)	(5,651,644)

Total inventories, net	$4,030,681	$9,064,548

        During fiscal 2004, the Company accelerated the evolution of its business model to focus primarily on drug discovery, increasing its investment in proprietary research, and out-licensing three proprietary drug programs in December 2003 to AstraZeneca and Genentech for further development and commercialization. Due to this evolution, it is not expected that Lead Generation Libraries will be a significant source of revenues in future periods, and no new Lead Generation Libraries will be produced other than for the Company's own proprietary research.

        In light of the foregoing, an in-depth review of the inventory levels and carrying values for Lead Generation Libraries, Optimer building blocks and fine chemicals was undertaken during the third quarter of fiscal 2004. Based on this review and on an analysis of expected future sales and industry standards relating to net carrying values, it was determined that there was an excess level of Lead Generation Library and Optimer building block inventory. It was also determined that inventory of fine chemicals used as the starting materials for Lead Generation Libraries exceeded anticipated usage. Accordingly, the reserves were increased by $5.6 million for these inventories. At June 30, 2004, fully reserved inventory of $5.6 million was written off and applied to these established reserves. The Company has not and does not anticipate recognizing any revenue from sales or licensing of inventory that has been written off.

        During the fourth quarter of fiscal year 2003, the Company increased its inventory reserves for Lead Generation Libraries by $4.1 million. The carrying values at that time were reduced in light of difficult market conditions and resulting declines in Lead Generation Library revenue experienced during the second half of fiscal 2003.

	As of June 30,
	2004	2003
Property, plant and equipment:
Laboratory and analytical equipment	$24,786,661	$22,542,082
Computer hardware and software	7,803,505	7,361,804
Furniture and fixtures	1,369,555	1,124,182
Leasehold improvements	23,018,334	22,701,886
Equipment and computer software in progress	578,460	208,951

Total property, plant and equipment, gross	57,556,515	53,938,905
Less accumulated depreciation	(23,745,563)	(15,758,221)

Total property, plant and equipment, net	$33,810,952	$38,180,684

4.     Other Expense—Loss on investment

        In March 2002, the Company entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. The Company worked exclusively with Aptus on a select number of GPCR targets and provided Aptus access to its Lead Generation Libraries in exchange for $500,000 of common stock in Aptus. During fiscal 2003, the value of Aptus common stock decreased significantly. The Company determined this reduced value to be other-than-temporary and as a result, wrote off its investment in the company.

5.     Restructuring—Fiscal year 2003

        In March 2003, the Company reduced its workforce in order to reduce costs and match its headcount resources with the near-term demand for its collaboration programs, which resulted in the termination of 31 employees across all employee levels and business functions. This reduction resulted in a charge to operations in Fiscal 2003 for termination-related costs of approximately $541,000. Such costs included severance packages and out-placement services for affected employees and were included in selling, general and administrative expenses in the statement of operations.

6.     Commitments—Leases

        The Company leases facilities and equipment under various noncancelable operating lease agreements. Rent expense under these agreements was $3.8 million, $3.2 million and $2.5 million for the years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, future minimum rental commitments, by fiscal year and in the aggregate, for the Company's operating leases are as follows:

Amount
2005	$4,891,109
2006	4,474,277
2007	4,571,176
2008	3,491,210
2009	1,467
Thereafter	—

Total minimum lease payments	$17,429,239

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

7.     Financial Guarantees

        At June 30, 2004 and June 30, 2003, the Company had restricted cash of $1.3 million and $1.1 million, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2003 and 2002 and increased during fiscal year 2004 in relation to the Company's facilities leases.

8.     Employee Savings Plan

        The Company has a 401(k) plan that allows participants to contribute 1% to 60% of their salary; subject to eligibility requirements and annual IRS limits. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. During fiscal year 2004, 2003 and 2002, the Company paid matching contributions of approximately $326,000, $351,000 and $269,000, respectively. Company contributions are fully vested after four years of employment.

9.     Stock Compensation Plans, Stock Warrants and Stockholder Rights Plan

  Stock Options

        In September 2000, the Company's Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Plan"), which is the successor equity incentive plan to the Company's 1998 Stock Option Plan (the "1998 Plan"), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company's initial public offering, the Plan became effective and no additional grants were made under the 1998 Plan. A total of 10,728,370 shares of common stock have been reserved for issuance under the Plan to eligible employees, consultants and directors of the Company. Additional authorized shares may be reserved on any given day in an amount equal to the difference between: (i) 25% of the Company's issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Plan plus the number of shares available for future grants of awards under the Plan on that date. The number of shares available for issuance under the Plan as incentive stock options may not exceed 10,728,370 shares. The Plan provides that this number will increase on January 1 of each year from 2003 through 2006 by 250,000 shares, provided that this number may not exceed the total number of shares reserved under the Plan. As of June 30, 2004, there were 1,851,887 shares available for future issuance under the Plan.

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

        A summary of activity in the Plan is as follows:

	Number of Options	Weighted- Average Exercise Price
Balance, June 30, 2001	3,491,649	$1.575
Granted	2,760,482	9.796
Exercised	515,699	0.689
Terminated or expired	260,983	6.451

Balance, June 30, 2002	5,475,449	5.571
Granted	1,021,458	7.205
Exercised	428,159	0.510
Terminated or expired	353,171	6.991

Balance, June 30, 2003	5,715,577	6.155
Granted	1,281,749	5.126
Exercised	410,034	1.749
Terminated or expired	308,455	7.042

Balance, June 30, 2004	6,278,837	$6.189

        A summary of options outstanding as of June 30, 2004, is as follows:

	Outstanding Options			Exercisable Options
Exercise Price	Shares Under Option	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Currently Exercisable	Weighted- Average Exercise Price
$0.00-$0.24	375,651	4.7	$0.235	375,651	$0.235
$0.25-$0.60	986,228	5.6	0.600	971,735	0.600
$0.61-$3.00	211,545	7.1	2.819	137,830	2.965
$3.01-$6.00	1,065,080	8.8	3.667	94,202	5.067
$6.01-$8.50	920,640	7.7	8.159	380,434	7.963
$8.51-$9.00	905,593	8.2	8.657	272,048	8.675
$9.01-$10.50	1,220,900	7.8	9.313	543,300	9.324
$10.51-$14.28	593,200	7.6	11.730	301,100	11.906

	6,278,837	7.4	$6.189	3,076,300	$5.070

  Deferred Stock-Based Compensation

        As of June 30, 2004 and 2003, the Company had deferred stock compensation balances of approximately $151,000 and $2.2 million, respectively, in accordance with APB 25, SFAS 123 and FIN 44, related to certain stock options granted to employees prior to the Company's initial public offering. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, which is generally four years, except for options with performance-based vesting provisions. The Company recognized stock compensation expense of $2.0 million, $1.9 million and $2.4 million for fiscal years 2004, 2003 and 2002, respectively.

  Employee Stock Purchase Plan

        During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, shareholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the Plan. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, the Company permits periodic purchases of stock, known as purchase periods. Currently, offering periods are six-month periods. The purchase periods are currently three-month periods. The Compensation Committee may modify the duration of the offering periods and the purchase periods in the future. At the end of each of four purchase periods during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. The purchase periods under the Purchase Plan end on March 31, June 30, September 30 and December 31 of each year. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan. For the fiscal years 2004, 2003 and 2002, total shares issued under the Purchase Plan were 240,865, 272,141 and 258,766, respectively. As of June 30, 2004, there were 338,468 shares available for future issuance under the Purchase Plan.

  Stock Warrants

        During fiscal years 1999 and 2000 the Company had issued warrants to purchase shares of the Company's preferred stock, generally in connection with the Company's equipment financing. Upon the closing of the Company's initial public offering in November 2000, in conjunction with the automatic conversion of the preferred stock, these warrants became exercisable for the same number of shares of common stock. The warrants expire on various dates through fiscal year 2009. During July 2001, warrants to acquire 63,750 shares of common stock were exercised on a "net" basis, resulting in the issuance of 33,437 shares of common stock. As of June 30, 2004 and 2003, no warrants were outstanding.

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

10.   Common Stock

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

        During fiscal year 2002 and 2003, the Company received approximately $124,000 and $157,000, respectively, from two separate Company founders as full repayment of outstanding note receivable balances, including accrued interest. These payments were in connection with the purchase by the founders of shares of the Company's common stock in May 1998. All notes receivable for common stock have been fully repaid by the Company's founders.

11.   Income Taxes

        A deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

        A reconciliation of the Company's effective tax rate from the federal statutory income tax rate is as follows:

	Years Ended June 30,
	2004	2003	2002
Expected federal income tax expense at statutory rate of 34%	34.0%	34.0%	34.0%
Effect of permanent differences	(1.5%)	(1.7%)	(12.7%)
State income tax expense, net of federal benefit	2.9%	2.9%	1.9%
Valuation allowance	(35.4%)	(35.2%)	(23.2%)

	—%	—%	—%

        The components of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$17,385,247	$14,113,901
Research and development credit carryforwards	2,728,800	1,768,962
Deferred revenue	5,249,571	—
Inventory reserve	2,456,201	2,094,262
Other	293,109	266,584

	28,112,928	18,243,709
Valuation allowance	(26,581,410)	(16,194,572)

	1,531,518	2,049,137
Deferred tax liabilities:
Depreciation	(1,531,518)	(2,049,137)

Net deferred tax assets and liabilities	$—	$—

        The Company has recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. As of June 30, 2004 and 2003, approximately $1.6 million and $1.2 million, respectively, of net operating loss deferred tax assets related to disqualifying dispositions of employee stock options. In future periods, if the Company determines that a valuation allowance is no longer necessary, the portion related to disqualifying dispositions of employee stock options will reverse against additional paid-in capital rather than be recognized as an income tax benefit on the statement of operations.

        At June 30, 2004, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

	Net Operating Losses	Research and Development Credits
Expiration date:
2019	$49,000	$—
2020	4,468,000	135,000
2021	4,494,000	147,000
2022	5,560,000	287,000
2023	6,180,000	485,000
2024	17,328,000	715,000
2025	8,837,000	960,000

	$46,916,000	$2,729,000

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

12.   Selected Quarterly Financial Data (Unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for fiscal years 2004 and 2003.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
FISCAL YEAR 2004
Total revenue	$7,195,472	$7,594,913	$9,687,916	$10,352,689
Cost of revenue	5,021,741	5,009,306	6,045,353	6,965,793
Provision for excess inventory	—	—	5,616,424	—
Net loss	(5,936,739)	(6,261,210)	(9,732,748)	(3,573,325)
Basic and diluted net loss per share(1)	(0.21)	(0.22)	(0.34)	(0.12)
FISCAL YEAR 2003
Total revenue	$10,503,746	$9,502,439	$8,026,517	$7,092,711
Cost of revenue	5,999,649	5,670,321	5,753,574	4,389,206
Provision for excess inventory	—	—	—	4,100,000
Net loss	(1,214,203)	(2,893,897)	(6,113,495)	(9,352,457)
Basic and diluted net loss per share(1)	(0.04)	(0.10)	(0.22)	(0.33)

(1)
Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the full fiscal year.

ARRAY BIOPHARMA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2002, 2003 AND 2004

	Balance at Beginning of Period	Charged to Cost and Expenses		Deductions Charged to Reserves		Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 30, 2002	$15,000	$10,000		$—		$25,000
Fiscal year ended June 30, 2003	25,000	1,500		—		26,500
Fiscal year ended June 30, 2004	26,500	28,050		—		54,550
Inventory reserve
Fiscal year ended June 30, 2002	$334,930	$283,995		$—		$618,925
Fiscal year ended June 30, 2003	618,925	5,032,719	(1)	—		5,651,644
Fiscal year ended June 30, 2004	5,651,644	6,539,093	(1)	5,562,353	(2)	6,628,384

(1)
During fiscal years 2003 and 2004, the Company recorded $4.1 million and $5.6 million, respectively, of charges to cost of revenue associated with increases in its inventory reserves for excess Lead Generation Library and Optimer building block inventory.

(2)
At June 30, 2004, fully reserved inventory of $5.6 million was written off and applied to these established reserves.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable

Item 9A. Controls and Procedures

        We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of June 30, 2004, Array's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

        There has been no change in our internal control for financial reporting that occurred during our fourth quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference from the information under the captions "Proposal 1—Election of Directors," "Executive Officers and Other Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 28, 2004.

Code of Ethics

        We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct is posted under the Investor Relations portion of our website at www.arraybiopharma.com.

        We intend to satisfy the disclosure requirement of Form 8-K regarding amendments to or waivers from a provision of our Code of Business Conduct by posting such information on our website at www.arraybiopharma.com and, to the extent required by the Nasdaq Stock Market, by filing a current report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 28, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 28, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of June 30, 2004 about the shares of common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, which include the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan and the Array BioPharma Inc. Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- Average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by stockholders:
Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan (1)	6,278,837	$6.19	1,851,887
Array BioPharma Inc. Employee Stock Purchase Plan (2)	53,886	5.06	338,468
Equity compensation plans not approved by stockholders	—	—	—

Total	6,332,723	$6.18	2,190,355

(1)
The shares available for issuance under the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan (the "Plan") is increased automatically by an amount equal to the difference between (a) 25% of our issued and outstanding shares of capital stock (on a fully diluted, as converted basis), and (b) the sum of the shares relating to outstanding option grants plus the shares available for future grants under the Plan.

(2)
The number of securities to be issued under the Company's Employee Stock Purchase Plan relates to shares of common stock accrued during the three-month purchase period ended June 30, 2004, but not issued to employees until July 2004.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 28, 2004.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the information under the caption "Principal Accountant Fees and Services" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 28, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
1.    FINANCIAL STATEMENTS

        The financial statements are listed under Part II, Item 8 of this report.

        Index to Financial Statements

        (a)   Balance Sheets at June 30, 2004 and 2003

        (b)   Statements of Operations for each of the three years in the period ended June 30, 2004

        (c)   Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2004

        (d)   Statements of Cash Flows for each of the three years in the period ended June 30, 2004

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

3.    EXHIBITS

        Exhibits are set forth in the "Exhibit Index" below.

(b)
EXHIBITS—Registrant hereby files as part of this Annual Report Form 10-K the exhibits listed on the "Exhibit Index" below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
Dated: September 2, 2004
By: /s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer
SIGNATURE	TITLE
/s/ ROBERT E. CONWAY Robert E. Conway	Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2004
/s/ KYLE A. LEFKOFF Kyle A. Lefkoff	Chairman of the Board of Directors	September 2, 2004
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2004
/s/ FRANCIS J. BULLOCK Francis J. Bullock, Ph.D.	Director	September 2, 2004
/s/ MARVIN H. CARUTHERS Marvin H. Caruthers, Ph.D.	Director	September 2, 2004
/s/ KEVIN KOCH Kevin Koch, Ph.D.	Director	September 2, 2004
/s/ DAVID L. SNITMAN David L. Snitman, Ph.D.	Director	September 2, 2004
/s/ GIL J. VAN LUNSEN Gil J. Van Lunsen	Director	September 2, 2004
/s/ DOUGLAS E. WILLIAMS Douglas E. Williams, Ph.D.	Director	September 2, 2004
/s/ JOHN L. ZABRISKIE John L. Zabriskie, Ph.D.	Director	September 2, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2(1)	Amended and Restated Bylaws of Array BioPharma Inc.
3.3(5)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1(1)	Specimen certificate representing the common stock
10.1(1)	1998 Stock Option Plan effective July 1, 1998, as amended*
10.2(10)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*
10.3(10)	Array BioPharma Inc. Employee Stock Purchase Plan, as amended*
10.4(12)	Amendment to Array BioPharma Inc. Employee Stock Purchase Plan*
10.5(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.6(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.7(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.8(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.9(1)	Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated July 1998
10.10(1)	First Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 1999
10.11(3)	Second Amendment to Lease Agreement by and between Registrant, as Tenant, and Amgen Inc., as Landlord, dated April 1, 2001
10.12(3)	Option Agreement by and between Registrant, as Subtenant, and Boulder Headquarters LLC, as Landlord, dated April 1, 2001
10.13(1)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 28, 2000
10.14(7)	Lease Agreement by and between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated February 11, 2002
10.15(2)	Revised Employment Agreement by and between Registrant and Robert E. Conway dated November 15, 2001*
10.16(9)	Form of Employment Agreement dated September 1, 2002 by and between Registrant and each of Laurence E. Burgess, Jonathan A. Josey, Anthony D. Piscopio, David L. Snitman, Kevin Koch and R. Michael Carruthers.*
10.17(8)	Employment Agreement effective as of March 2002 between Registrant and John Moore*
10.18(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.19(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.20(4)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.21(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.22(1)	Array Library Screening Agreement between Registrant and E.I. du Pont de Nemours and Company dated August 1, 2000
10.23(1)	Diversity Library Screening Agreement between Registrant and Tularik Inc. dated June 10, 1999, as amended

10.24(6)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001
10.25(5)	Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001
10.26(11)	Collaboration and License Agreement by and between Registrant and AstraZeneca AB, dated December 18, 2003
10.27(11)	Collaboration and License Agreement by and between Registrant and Genentech, Inc., dated December 22, 2003
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference to the Registrant's registration statement on Form S-1 (File No. 333-45922)

(2)
Incorporated herein by reference to the Registrant's registration statement on Form S-3 (File No. 333-76828)

(3)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 000-31979)

(4)
Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001 (File No. 000-31979)

(5)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-31979)

(6)
Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 000-31979)

(7)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 (File No. 000-31979)

(8)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-31979)

(9)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 000-31979)

(10)
Incorporated herein by reference to the Registrant's definitive proxy statement on Schedule 14A dated October 1, 2002, with respect to the annual meeting of stockholders held on October 31, 2002

(11)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (File No. 000-31979)

(12)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 000-31979)

*
Management contract or compensatory plan.