Form 10-Q
period 2004-09-30
ARRAY BIOPHARMA INC
filed 2004-11-01
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

As of October 29, 2004, the registrant had 28,982,534 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2004	June 30, 2004
	(Unaudited)
Current assets
Cash and cash equivalents	$4,735,135	$7,752,812
Marketable securities	27,300,100	29,693,301
Accounts receivable, net	1,067,134	1,080,330
Inventories, net	3,534,886	4,030,681
Prepaid expenses, advances and deposits	870,886	1,315,786
Total current assets	37,508,141	43,872,910

Property, plant and equipment	58,449,261	57,556,515
Less accumulated depreciation	(25,543,831)	(23,745,563)
Property, plant and equipment, net	32,905,430	33,810,952

Other assets	80,246	80,246

Total assets	$70,493,817	$77,764,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,725,137	$2,408,718
Advance payments from collaborators - current	12,712,183	14,108,118
Accrued compensation and benefits	1,904,062	1,048,909
Other current liabilities	861,390	402,090
Total current liabilities	18,202,772	17,967,835

Advance payments from collaborators - long term	1,666,667	4,166,665
Total liabilities	19,869,439	22,134,500

Stockholders’ equity
Preferred stock	—	—
Common stock	28,978	28,872
Additional paid-in capital	125,955,237	125,555,122
Accumulated deficit	(75,275,295)	(69,659,967)
Accumulated other comprehensive loss	(84,542)	(143,415)
Deferred compensation	—	(151,004)
Total stockholders’ equity	50,624,378	55,629,608

Total liabilities and stockholders’ equity	$70,493,817	$77,764,108

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenue
Collaboration revenue	$7,344,508	$7,010,371
License and milestone revenue	2,512,499	185,101
Total revenue	9,857,007	7,195,472

Operating expenses
Cost of revenue including related research and development	8,793,127	7,252,438
Research and development for proprietary drug discovery	4,482,125	4,032,256
Selling, general and administrative expenses	2,335,191	1,939,765
Total operating expenses	15,610,443	13,224,459

Loss from operations	(5,753,436)	(6,028,987)

Interest income	138,108	92,248

Net loss	$(5,615,328)	$(5,936,739)

Basic and diluted net loss per share	$(0.19)	$(0.21)

Number of shares used to compute per share data	28,907,169	28,260,506

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(5,615,328)	$(5,936,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,964,621	2,031,893
Compensation related to stock option grants	151,004	539,129
Changes in operating assets and liabilities	(1,283,959)	(1,476,766)
Net cash used in operating activities	(4,783,662)	(4,842,483)

Investing activities
Purchases of property, plant and equipment	(1,086,310)	(545,362)
Purchases of marketable securities	(22,997,926)	(46,077,147)
Proceeds from sale and maturity of marketable securities	25,450,000	50,600,000
Net cash provided by investing activities	1,365,764	3,977,491

Financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	400,221	189,306
Net cash provided by financing activities	400,221	189,306

Net decrease in cash and cash equivalents	(3,017,677)	(675,686)
Cash and cash equivalents, beginning of period	7,752,812	4,714,203
Cash and cash equivalents, end of period*	$4,735,135	$4,038,517

*                      Excludes marketable securities totaling $27,300,100 and $24,875,618 as of September 30, 2004 and 2003, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2004, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 3, 2004, with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

Inventories

Inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries and commercially available fine chemicals. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has designed and produced the chemical compounds comprising its Optimer building blocks and Lead Generation Libraries and has capitalized costs into inventory only after technological feasibility has been established. The Company is no longer developing new Lead Generation Libraries other than for its own internal proprietary research. The Company reviews its chemical inventories periodically and when an impairment is indicated, writes down the carrying cost for non-marketability to estimated net realizable value through an appropriate reserve.

Revenue Recognition

The Company recognizes revenue from fees under its collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Portions of milestone payments are recognized as revenue when the Company has met the contracted performance criteria of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. The Company reports revenue from lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates it out-licenses, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

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

The Company adopted the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. SFAS 148 requires disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income (loss) and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123.

	Three Months Ended September 30,
	2004	2003

Net loss, as reported	$(5,615,328)	$(5,936,739)

Add: Stock-based employee compensation expense included in reported net loss	151,004	539,129

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,772,708)	(1,906,056)
Pro forma net loss	$(7,237,032)	$(7,303,666)

Net loss per share:
Basic and diluted - as reported	$(0.19)	$(0.21)
Basic and diluted - pro forma	$(0.25)	$(0.26)

Number of shares used to compute per share data	28,907,169	28,260,506

Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended September 30,
	2004	2003

Net loss	$(5,615,328)	$(5,936,739)
Change in unrealized gain (loss) on marketable securities	58,873	(17,776)
Total comprehensive loss	$(5,556,455)	$(5,954,515)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented.

Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation. These reclassifications had no impact on the reported results of operations.

Note 2: Inventory Components

	September 30, 2004	June 30, 2004

Fine chemicals	$2,944,105	$2,909,619
Optimer building blocks and Lead Generation Libraries	7,458,285	7,749,446
Total inventories at cost	10,402,390	10,659,065
Less reserves	(6,867,504)	(6,628,384)
Total inventories, net	$3,534,886	$4,030,681

Note 3: Segment and Geographic Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all the Company’s property, plant and equipment is all within the United States. The following table details revenue from customers by geographic area based on the country in which collaborators are located or the destination of where compounds from the Company’s inventories are shipped.

	Three Months Ended September 30,
	2004	2003

United States	$5,802,934	$5,614,046
Europe	3,172,483	99,038
Japan	878,328	821,831
Asia-Pacific	2,536	—
Canada	726	660,557
Total revenue	$9,857,007	$7,195,472

Approximately 98% of the revenue generated from Europe during the three-month period ended September 30, 2004, related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden.

During the first quarter of fiscal year 2005, revenue from three of the Company’s customers represented approximately 32%, 22% and 11% of total revenue. During the first quarter of fiscal year 2004, revenue from four of the Company’s customers represented approximately 18%, 12%, 12% and 10% of total revenue.

Note 4: Financial Guarantees

At September 30, 2004 and June 30, 2004, the Company had restricted cash of $2.0 million and $1.3 million, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2002 and 2003 and increased during fiscal years 2004 and 2005 in relation to the Company’s facilities leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 3, 2004. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

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

Using the Array Discovery Platform, our integrated suite of drug discovery technologies, we have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. Our proprietary research has resulted in out-licensing three programs to AstraZeneca PLC and Genentech, Inc., two of the world’s leading oncology companies. Since our inception through September 30, 2004, our out-license and collaboration agreements have generated $18.0 million in up-front payments and $5.1 million in milestone payments, and we have recognized $128.6 million in research funding revenue from our collaborators. Under our existing out-license and collaboration agreements, we have the potential to earn over $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of September 30, 2004, we had an accumulated deficit of $75.3 million.

We generate revenue through the out-licensing of select proprietary drug discovery programs for up-front fees, research funding and potential development milestone payments and royalties on future product sales. Four programs have been out-licensed to date and as a result we received up-front license or technology access fees of $18.0 million in total from AstraZeneca, Genentech and Amgen Inc. We are also entitled to receive development milestone payments and/or royalties on resulting product sales. We intend to progress proprietary drug programs internally through clinical testing and continue to evaluate select programs for out-licensing opportunities with pharmaceutical or biotechnology partners.

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

In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We are no longer developing new Lead Generation Libraries other than for Array’s own proprietary research. Under our existing agreements, we retain all other rights to the compounds, which permits us to license the same compounds to other collaborators. Some of our existing Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. For the fiscal years 2002, 2003, 2004, and for the first quarter of fiscal 2005, Lead Generation Library revenue represented 25%, 12%, 10% and 3%, respectively, of total revenue. This declining revenue trend is expected to continue in the future as we phase out the production of Lead Generation Libraries for our collaborators.

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

Collaboration revenue in our statement of operations includes revenue for lead generation and lead optimization, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug programs we out-license. License and milestone revenue received under our collaboration agreements, which includes our out-licensing agreements, is combined and reported separately from collaboration revenue.

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

Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 98% of our total revenue for the first three months of fiscal 2005, and our current top three collaborators, AstraZeneca, Genentech and Eli Lilly and Company, accounted for 32%, 22%, and 11%, respectively, of our total revenue. During fiscal year 2004, AstraZeneca, Genentech and Eli Lilly accounted for 18%, 13%, and 12%, respectively, of our total revenue. We expect AstraZeneca and Genentech will continue to represent significant percentages of our total revenue in the near future.

Cost of revenue including related research and development consists mainly of compensation, associated fringe benefits and other collaboration-related costs, including research and development for collaborations, supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. Fine chemicals consumed as well as any required inventory reserve adjustments are also recorded as cost of revenue including related research and development. We review chemical inventories periodically and when an impairment is indicated, we write down the carrying cost of our inventories for non-marketability to estimated net realizable value through an appropriate reserve.

Research and development for proprietary drug discovery consists of all costs associated with our proprietary drug development pipeline and includes the same type of costs as described above in cost of revenue including related research and development. When an internal proprietary program is out-licensed, all subsequent costs of the out-licensed program are reported as cost of revenue including related research and development.

Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of revenue or research and development expenses and other management, business development, accounting, information technology and administration costs, including recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses.

We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 41% of our total revenue during the first three months of fiscal year 2005, up significantly from 22% for the same period in the prior year. Our international revenue is primarily attributable to both European and Japanese collaborations and increased in the first quarter of fiscal year 2005 over the same period in the prior year due to the collaboration and out-licensing agreement with AstraZeneca we initiated in December 2003. All of our collaboration agreements and purchase orders are denominated in United States dollars.

We plan to continue to increase our investment in our proprietary research programs and to seek additional out-licensing opportunities in which we participate in the success of our proprietary drug candidates through a combination of licensing fees, research funding and down-stream payments in the form of milestones and royalties. We intend to progress proprietary programs through clinical development while also evaluating opportunities for out-licensing to maximize the risk-adjusted return on our proprietary programs. We also intend to continue to grow revenue with our existing collaborators and realize new revenue streams through collaborations with additional pharmaceutical and biotechnology companies. Our ability to achieve these goals, however, is subject to many risks and uncertainties, including many that are beyond our control. These risks are described in the risk factors included in our annual report on Form 10-K filed with the SEC on September 3, 2004, and in other reports we file with the SEC.

Deferred Stock Compensation

We recorded approximately $151,000 of stock compensation expense for the three-month period ended September 30, 2004 relating to the vesting of stock options that were granted prior to our initial public offering in November 2000. The stock compensation expense is charged to cost of revenue including related research and development, and selling, general and administrative expenses, based on the functional responsibility of the associated employee. As of September 30, 2004, no deferred stock compensation remains to be amortized.

Results of Operations

Three Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Revenue
Collaboration revenue	$7,345	$7,010
License, royalty and milestone revenue	2,512	185
Total revenue	$9,857	$7,195

Revenue. Total revenue for the three months ended September 30, 2004 was $9.9 million, up 37% from $7.2 million in the same period of the prior year. This increase was directly related to the increase in license and milestone revenue from the AstraZeneca and Genentech collaborations that were initiated in December 2003. Collaboration revenue increased during the three months ended September 30, 2004 over the comparable period by $1.8 million as revenue earned from new collaborations with AstraZeneca, Genentech, Hoffman-LaRoche Inc. and QLT, Inc., was only partially offset from decreased revenue from expired programs with ICOS Corporation, Merck and Co., Inc., and GenPath Pharmaceuticals. In addition, collaboration revenue from our Lead Generation Libraries and Optimer building blocks declined by $1.5 million for the three-month period ended September 30, 2004, compared with the same period of the prior year. This decline is due to increased competition from foreign chemistry service providers. As we continue to devote more resources to drug discovery and our proprietary drug programs, we expect that revenue from the sale of our research tools will continue to decline as a percentage of total revenue.

Cost of revenue including related research and development. Cost of revenue including related research and development for collaborations increased by 21% during the three-month period ended September 30, 2004 over the same period of the prior year. This increase was related to increased costs associated with staffing various collaborations, including increased scientific salaries and facility charges. In addition, increased costs were incurred from the Phase I clinical trial that Array is conducting as part of the AstraZeneca collaboration. Partially offsetting these increases were decreased costs for our Lead Generation Libraries, which we are no longer developing other than for our own proprietary research.

Research and development for proprietary drug discovery. Research and development expenses for proprietary drug discovery increased 11% during the three-month period ended September 30, 2004 over the same period of the prior year. This increase was related to our expanded efforts to advance compounds into regulated safety testing. Supporting these efforts were additional scientists and increased pharmacology studies. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery programs and advance our programs through development.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2.3 million for the three months ended September 30, 2004, compared with $1.9 million in the same period of the prior year. This increase was primarily the result of increased patent application costs related to programs within our proprietary drug development pipeline.

Compensation related to stock option grants. Compensation expense related to certain stock options that were granted prior to our November 2000 initial public offering, for the three-month periods ended September 30, 2004 and 2003 were approximately $151,000 and $539,000, respectively. This noncash charge is recognized on a straight-line basis over the vesting periods of the related options, which are generally four years, except for options with performance-based vesting provisions. As of September 30, 2004, no deferred stock compensation remains to be amortized.

Interest income. Interest income increased to approximately $138,000 for the three months ended September 30, 2004 from approximately $92,000 in the same period of the prior year primarily due to higher investment interest rates earned on a higher average cash balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of September 30, 2004, cash, cash equivalents and marketable securities totaled $32.0 million compared with $37.4 million at June 30, 2004. Net cash used in operating activities for the three months ended September 30, 2004 and 2003 was $4.8 million for both periods. During the first three months of fiscal year 2005, our net loss of $5.6 million was reduced by noncash charges of $2.1 million, associated with depreciation and compensation related to stock option grants, while the net change in our operating assets and liabilities, excluding cash and marketable securities, increased by $1.3 million largely due to the decrease in advance payments from collaborators. The combined balance of advance payments from collaborators decreased by $3.9 million from the recognition of $2.5 million of revenue from previously received up-front license and milestone payments while the balance of the decrease was related to the timing of prepayments from other customers.

During the three months ended September 30, 2004, we invested $1.1 million in analytical and laboratory equipment primarily for our Process research, Biology and cGMP manufacturing operations as well as various computer hardware and software items. Net proceeds from the sale and maturity of marketable securities provided $2.5 million of cash. Financing activities provided approximately $400,000 of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

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

•                  the costs and timing of regulatory approvals; and

•                  the costs of establishing clinical development, business development and distribution capabilities.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2004.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$4,778	$9,093	$2,330	$—	$16,201
Purchase obligations	1,302	290	—	—	1,592
Total obligations	$6,080	$9,383	$2,330	$—	$17,793

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

At September 30, 2004, we had restricted cash of $2.0 million as a compensating balance to support outstanding standby letters of credit that were issued during the prior fiscal years in relation to our facilities leases.

Critical Accounting Policies

We believe the policies identified below are critical to the understanding of our results of operations and require our management to make significant judgments in preparing the financial statements included in this report. Management has made estimates and assumptions based on these policies. We do not believe that materially different amounts would be reported if different assumptions were used. However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

We report revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

Inventory Valuation

Our inventories primarily consist of individual chemical compounds in the form of Optimer building blocks, Lead Generation Libraries and commercially available fine chemicals. Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We have designed and produced the chemical compounds comprising our Optimer building blocks and Lead Generation Libraries and have capitalized costs into inventory only after technological feasibility has been established. We are no longer producing any new Lead Generation Libraries other than for our own internal proprietary research. We review chemical inventories periodically and when an impairment is indicated, we write down the carrying cost of our inventories for non-marketability to estimated net realizable value through an appropriate reserve.

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

Item 4. Controls and Procedures

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during our first quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

(a)	Exhibits

10.1	Array BioPharma Inc. Deferred Compensation Plan dated August 1, 2004*
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensation plan

Items 1 through 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: November 1, 2004	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: November 1, 2004	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)