Form 10-Q
period 2004-12-31
ARRAY BIOPHARMA INC
filed 2005-02-07
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Yes  ☒   No  ☐

As of January 31, 2005, the registrant had 38,279,727 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$22,450,863	$7,752,812
Marketable securities	74,477,453	29,693,301
Accounts receivable, net	2,486,880	1,080,330
Inventories, net	2,498,260	4,030,681
Prepaid expenses, advances and deposits	933,137	1,315,786
Total current assets	102,846,593	43,872,910

Property, plant and equipment	60,138,134	57,556,515
Less accumulated depreciation	(27,500,558)	(23,745,563)
Property, plant and equipment, net	32,637,576	33,810,952

Other assets	80,246	80,246

Total assets	$135,564,415	$77,764,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,548,044	$2,408,718
Advance payments from collaborators - current	14,919,635	14,108,118
Accrued compensation and benefits	2,510,336	1,048,909
Other current liabilities	1,212,370	402,090
Total current liabilities	21,190,385	17,967,835

Advance payments from collaborators - long term	1,562,500	4,166,665
Total liabilities	22,752,885	22,134,500

Stockholders’ equity
Preferred stock	—	—
Common stock	38,280	28,872
Additional paid-in capital	193,030,379	125,555,122
Accumulated deficit	(80,152,312)	(69,659,967)
Accumulated other comprehensive loss	(104,817)	(143,415)
Deferred compensation	—	(151,004)
Total stockholders’ equity	112,811,530	55,629,608

Total liabilities and stockholders’ equity	$135,564,415	$77,764,108

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue
Collaboration revenue	$9,548,445	$6,907,414	$16,892,953	$13,917,785
License and milestone revenue	2,500,000	687,499	5,012,499	872,600
Total revenue	12,048,445	7,594,913	21,905,452	14,790,385

Operating expenses
Cost of revenue including related research and development	9,464,030	7,229,472	18,257,157	14,481,910
Research and development for proprietary drug discovery	5,312,484	4,565,158	9,794,609	8,597,414
Selling, general and administrative expenses	2,340,814	2,138,577	4,676,005	4,078,342
Total operating expenses	17,117,328	13,933,207	32,727,771	27,157,666

Loss from operations	(5,068,883)	(6,338,294)	(10,822,319)	(12,367,281)

Interest income	191,866	77,084	329,974	169,332
Net loss	$(4,877,017)	$(6,261,210)	$(10,492,345)	$(12,197,949)

Basic and diluted net loss per share	$(0.16)	$(0.22)	$(0.35)	$(0.43)

Number of shares used to compute per share data	30,705,855	28,388,261	29,806,512	28,324,384

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Operating activities
Net loss	$(10,492,345)	$(12,197,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,923,980	4,026,489
Compensation related to stock option grants	151,004	1,078,262
Changes in operating assets and liabilities	1,154,116	8,386,701
Net cash provided by (used in) operating activities	(5,263,245)	1,293,503

Investing activities
Purchases of property, plant and equipment	(2,777,815)	(962,677)
Purchases of marketable securities	(76,745,554)	(94,174,107)
Proceeds from sale and maturity of marketable securities	32,000,000	104,275,000
Net cash provided by (used in) investing activities	(47,523,369)	9,138,216

Financing activities
Proceeds from sale of common stock, net of issuance costs	66,626,986	—
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	857,679	462,024
Net cash provided by financing activities	67,484,665	462,024

Net increase in cash and cash equivalents	14,698,051	10,893,743
Cash and cash equivalents, beginning of period	7,752,812	4,714,203
Cash and cash equivalents, end of period*	$22,450,863	$15,607,946

* Excludes marketable securities totaling $74,477,453 and $19,297,138 as of December 31, 2004 and 2003, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2004, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 3, 2004, with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

Inventories

Inventories consist of individual chemical compounds in the form of Optimer building blocks available-for-sale and commercially available fine chemicals used in the Company’s proprietary drug discovery programs and research collaborations. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company designs and produces the chemical compounds comprising its Optimer building blocks and capitalizes costs into inventory only after technological feasibility has been established. The Company reviews its chemical inventories periodically and, when an impairment is indicated, writes down the carrying cost for non-marketability to estimated net realizable value through an appropriate reserve.

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

Accounting for Stock-Based Compensation

The Company currently accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

The Company adopted the disclosure requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. SFAS 148 requires disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income (loss) and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123. See Note 7 below for a discussion of a recently issued FASB Statement related to stock-based compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net loss, as reported	$(4,877,017)	$(6,261,210)	$(10,492,345)	$(12,197,949)

Add: Stock-based employee compensation expense included in reported net loss	—	539,133	151,004	1,078,262

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,822,570)	(1,941,819)	(3,595,278)	(3,847,875)
Pro forma net loss	$(6,699,587)	$(7,663,896)	$(13,936,619)	$(14,967,562)
Net loss per share:
Basic and diluted - as reported	$(0.16)	$(0.22)	$(0.35)	$(0.43)
Basic and diluted - pro forma	$(0.22)	$(0.27)	$(0.47)	$(0.53)
Number of shares used to compute per share data	30,705,855	28,388,261	29,806,512	28,324,384

The Company uses the Black-Scholes option pricing model under SFAS 123 and used the following assumptions for its Stock Option and Incentive Plan and Employee Stock Purchase Plan.

Financial Reporting Periods:	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Option Life in Years
Fiscal year 2005	3.49%	0%	79.4%	5
Fiscal year 2004	3.77%	0%	81.6%	5

Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net loss	$(4,877,017)	$(6,261,210)	$(10,492,345)	$(12,197,949)
Change in unrealized gain (loss) on marketable securities	(20,275)	(440)	38,598	(18,216)
Total comprehensive loss	$(4,897,292)	$(6,261,650)	$(10,453,747)	$(12,216,165)

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

Note 2: Cash, Cash Equivalents and Marketable Securities

All cash, cash equivalents and marketable securities classified as available-for-sale as of December 31, 2004 and June 30, 2004 consist of the following:

	December 31,	June 30,
	2004	2004
Cash and cash equivalents:
Cash	$326,244	$5,451,105
Money market fund	22,124,619	2,301,707
Total	$22,450,863	$7,752,812

Marketable securities:
Auction rate securities	$55,012,574	$10,257,750
Federal agency mortgage-backed securities	19,464,879	19,435,551
Total	$74,477,453	$29,693,301

Debt securities at December 31, 2004 and June 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	December 31,	June 30,
	2004	2004
Marketable securities:
Due in one year or less	$55,012,574	$10,257,750
Due after one year through four years	19,464,879	19,435,551
Total	$74,477,453	$29,693,301

Note 3: Inventory Components

	December 31,	June 30,
	2004	2004

Fine chemicals	$2,771,627	$2,909,619
Optimer building blocks	2,258,272	2,363,133
Lead Generation Libraries	—	5,386,313
Total inventories at cost	5,029,899	10,659,065
Less reserves	(2,531,639)	(6,628,384)
Total inventories, net	$2,498,260	$4,030,681

During fiscal years 2003 and 2004, the Company recorded $4.1 million and $5.6 million, respectively, of charges to cost of revenue associated with increases in its inventory reserves for excess Lead Generation Library and Optimer building block inventory. During the three-month period ended December 31, 2004, the Company sold compounds that represented the remaining net book value of the Lead Generation Library inventory. At December 31, 2004, fully reserved Lead Generation Library inventory of $4.4 million was applied to the previously established reserves, having no impact on the reported results of operations.

Note 4: Segment and Geographic Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of the Company’s property, plant and equipment is within the United States. The following table details revenue from customers by geographic area based on the country in which collaborators are located or the destination of where compounds from the Company’s inventories are shipped.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

North America	$8,057,860	$5,263,482	$13,861,520	$11,538,085
Europe	3,232,523	1,515,758	6,405,006	1,614,796
Japan and Asia-Pacific	758,062	815,673	1,638,926	1,637,504
Total revenue	$12,048,445	$7,594,913	$21,905,452	$14,790,385

Approximately 97% of the revenue generated from Europe during the three- and six-month periods ended December 31, 2004, related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden. For the three- and six-month period ended December 31, 2003, no individual international country, other than Japan, exceeded 10% of the Company’s revenue.

During the three-month period ended December 31, 2004, revenue from three of the Company’s customers represented approximately 34%, 26% and 11% of total revenue, while two of the Company’s customers represented approximately 22% and 16% of total revenue for the comparative period in fiscal 2004. For the six-month period ended December 31, 2004, revenue from three of the Company’s customers represented approximately 29%, 28% and 11% of total revenue, while two of the Company’s customers represented approximately 20% and 14% of total revenue for the comparative period in fiscal 2004.

Note 5: Financial Guarantees

At December 31, 2004 and June 30, 2004, the Company had restricted cash of $2.0 million and $1.3 million, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2002 and 2003 and increased during fiscal years 2004 and 2005 in relation to the Company’s facilities leases.

Note 6: Common Stock

On December 14, 2004, the Company completed a public offering of 9,200,000 shares of its common stock, including 1,200,000 shares for the exercise of the underwriters’ over-allotment option. The Company received proceeds of $66.6 million from this public offering, net of offering costs and underwriters’ discount.

Note 7: Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment – an amendment of FASB Statement No. 123 and 95  (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates accounting for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method, thereby requiring companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. This statement is required to be adopted by the Company on July 1, 2005, which is the beginning of its fiscal year 2006. The cumulative effect of adoption applied on a modified prospective basis would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to its employee stock option and employee stock purchase plans. Current estimates of option values using the Black-Scholes method reflected in Note 1 above may not be indicative of results from valuation methodologies ultimately adopted by the Company in compliance with SFAS 123R.

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

Overview

Array BioPharma is a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs to address significant unmet medical needs. Our proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes several drug candidates that are designed to regulate targets in therapeutically important biologic pathways. In addition, leading pharmaceutical and biotechnology companies access our drug discovery technologies and expertise through collaborations to design, create, optimize and evaluate drug candidates across a broad range of therapeutic areas. Our goal is to be the most efficient inventor of therapeutic products in the pharmaceutical industry.

Using the Array Discovery Platform, our integrated suite of drug discovery technologies, we have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. Our proprietary research has resulted in out-licensing three programs to AstraZeneca PLC and Genentech, Inc., two of the world’s leading oncology companies. Since our inception through December 31, 2004, our out-license and collaboration agreements have generated $18.0 million in up-front payments and $5.1 million in milestone payments, and we have recognized $138.2 million in research funding revenue from our collaborators. Under our existing out-license and collaboration agreements, we have the potential to earn approximately $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of December 31, 2004, we had an accumulated deficit of $80.2 million.

Revenue.  We generate revenue through the out-licensing of select proprietary drug discovery programs for up-front fees, research funding and potential development milestone payments and royalties on future product sales. Four programs have been out-licensed to date, and we have received up-front license or technology access fees of $18.0 million in total from AstraZeneca, Genentech and Amgen Inc. We are also entitled to receive development milestone payments and/or royalties on resulting product sales. We intend to progress proprietary drug programs internally through clinical testing and continue to evaluate select programs for out-licensing opportunities with pharmaceutical and biotechnology partners.

We also generate revenue through collaborations aimed at inventing drug candidates for our collaborators. We receive research funding based on the number of full-time equivalent employees contractually assigned to a program, plus related research expenses. Under certain of these agreements, we are entitled to receive additional payments based on the achievement of research milestones, drug development milestones and/or royalty payments based on sales of products created as a result of these collaborations.

In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We are no longer developing new Lead Generation Libraries other than for our proprietary research. Under our existing agreements, we retain all other rights to the compounds, which permits us to license the same compounds to other collaborators. Some of our existing Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. For the fiscal years 2002, 2003, 2004, and for the six-month period ended December 31, 2004, Lead Generation Library revenue represented 25%, 12%, 10%, and 9%, respectively, of total revenue. During the second quarter of fiscal 2005, the Company sold compounds representing the remaining net book value of Lead Generation Library inventory to a single major biotechnology company. Future revenue from any sales of compounds in our Lead Generation Library is not expected to be significant and any such revenue would not have any associated cost of revenue.

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

Revenue recognition. We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. Portions of milestone payments are recognized as revenue when we have met the contracted performance criteria of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

Customer concentration. Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 98% of our total revenue for the first six months of fiscal 2005, and our current top three collaborators, Genentech, AstraZeneca and Eli Lilly and Company, accounted for 29%, 28%, and 11%, respectively, of our total revenue. During the same period of fiscal year 2004, Merck & Co., Inc. and Eli Lilly accounted for 20% and 14%, respectively, of our total revenue. We expect AstraZeneca and Genentech will continue to represent significant percentages of our total revenue in the near future.

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

Research and development expenses for proprietary drug discovery. Research and development for proprietary drug discovery consists of all costs associated with our proprietary drug development pipeline and includes the same type of costs as described above in cost of revenue including related research and development. When an internal proprietary program is out-licensed, all subsequent costs of the out-licensed program are reported as cost of revenue including related research and development.

Selling, general and administrative expenses. Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of revenue or research and development expenses and of other management, business development, accounting, information technology and administration costs, including patent prosecution, recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office expenses.

Business development. We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 37% of our total revenue during the first six months of fiscal year 2005, up from 27% for the same period in the prior year. Our international revenue is primarily attributable to both European and Japanese collaborations and increased in the first six months of fiscal year 2005 over the same period in the prior year due to the collaboration and out-licensing agreement with AstraZeneca that we initiated in December 2003. All of our collaboration agreements and purchase orders are denominated in United States dollars.

Future outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and advance drugs further in clinical development. Array will consider commercializing select programs with appropriate market characteristics while continuing to evaluate out licensing opportunities to maximize their risk-adjusted return. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs.  As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. In addition, we will recognize $2.5 million each quarter in revenue through December 2005 from recognizing previously received up-front and milestone payments from out-licensed proprietary programs.  Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, it is unlikely that this revenue will be replaced in 2006. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described in the risk factors included in our annual report on Form 10-K filed with the SEC on September 3, 2004, and in other reports we file with the SEC.

Results of Operations

Three and Six Months Ended December 31, 2004 and 2003

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue
Collaboration revenue	$9,548	$6,907	$16,893	$13,918
License and milestone revenue	2,500	688	5,012	872
Total revenue	$12,048	$7,595	$21,905	$14,790

Revenue. Total revenue for the three months ended December 31, 2004 was $12.0 million, up 59% from $7.6 million in the same period of the prior year. For the six months ended December 31, 2004, total revenue was $21.9 million, up 48% from the same period of the prior year. License and milestone revenue increased due to the AstraZeneca and Genentech collaborations initiated in December 2003. Collaboration revenue increased as a result of new research collaborations with AstraZeneca, Genentech, Hoffman-LaRoche Inc. and QLT, Inc., and from expanded programs with Takeda Chemical Industries, Ltd. and InterMune, Inc. Partially offsetting these increases were decreased revenue from expired programs with ICOS Corporation, GenPath Pharmaceuticals, Japan Tobacco Inc., and Merck.

Additionally, collaboration revenue from the sale of Lead Generation Libraries increased by approximately $720,000 for the three-month period ended December 31, 2004, compared with the same period of the prior year. This increase was attributed to a $1.4 million sale of chemical compounds to a single major biotechnology company, but we do not expect future revenue from our Lead Generation Libraries to be significant, as we are no longer producing Lead Generation Library compounds for sale. For the six-month period ended December 31, 2004, compared with the same period of the prior year, the sale of Lead Generation Libraries decreased by approximately $700,000. As we continue to devote more resources to drug discovery and our proprietary drug programs, we expect that revenue from the sale of our research tools will continue to decline as a percentage of total revenue.

Cost of revenue including related research and development. Cost of revenue including related research and development for collaborations increased by 31% and 26% during the three- and six-month periods ended December 31, 2004, respectively, over the same periods of the prior year. These increases were related to increased costs associated with staffing new or expanded collaborations, including increased scientific salaries and facility charges. In addition, increased costs were incurred from the Phase I clinical trial that Array is conducting as part of the AstraZeneca collaboration. Offsetting these increases were decreased costs for our Lead Generation Libraries, which are no longer being developed for sale.

Research and development for proprietary drug discovery. Research and development expenses for proprietary drug discovery increased 16% and 14% during the three- and six-month periods ended December 31, 2004, respectively, over the same periods of the prior year. These increases were related to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing.  We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery programs and advance our programs potentially through clinical development.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9% and 15% during the three- and six-month periods ended December 31, 2004, respectively, over the same periods of the prior year. These increases were primarily the result of increased patent application costs related to our proprietary drug development programs. We expect patent related costs to continue to increase in the near term due to the expansion of our proprietary programs.

Compensation related to stock option grants. During the first quarter of fiscal 2005, we recorded approximately $151,000 of stock compensation expense, representing the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to our initial public offering in November 2000. For the three- and six-month periods ended December 31, 2003, we recorded approximately $539,000 and $1.1 million, respectively. This noncash charge was recognized on a straight-line basis over the vesting periods of the related options, which were generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income increased to approximately $192,000 and $330,000 for the three- and six-month periods ended December 31, 2004, respectively, from approximately $77,000 and $169,000 in the same periods of the prior year primarily due to higher investment interest rates earned on higher average cash balances.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of December 31, 2004, cash, cash equivalents and marketable securities totaled $96.9 million compared with $37.4 million at June 30, 2004. This increase was primarily attributable to the Company’s public common stock offering in December 2004, resulting in net proceeds of $66.6 million.

Net cash used in operating activities for the six months ended December 31, 2004 was $5.3 million, compared to net cash provided by operating activities of $1.3 million for the same period in fiscal 2004. During the first six months of fiscal year 2005, our net loss of $10.5 million was reduced by noncash charges of $4.1 million, associated with depreciation and compensation related to stock option grants. The net change in our operating assets and liabilities, excluding cash and marketable securities, decreased by $1.2 million largely due to the decrease in inventories and advance payments from collaborators, which was partially offset by increases in accounts receivable. The decrease in inventories and the increase in accounts receivable were attributable to the sale of Lead Generation Library chemical compounds to a single collaborator in the second quarter of fiscal 2005. The combined balance of advance payments from collaborators decreased by $1.8 million due to the recognition of $5.0 million of revenue from previously received up-front license and milestone payments that was partially offset by prepayments from other new collaboration agreements.

 During the six months ended December 31, 2004, we invested $2.8 million in laboratory equipment, primarily for our process research, biology and cGMP manufacturing operations, as well as in various computer hardware and software. Purchases of marketable securities used $76.7 million of cash while proceeds from the sale and maturity of marketable securities provided $32.0 million of cash. Financing activities provided $67.5 million of cash consisting of $66.6 million in net proceeds from our public common stock offering and approximately $858,000 of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

Our future capital requirements will depend on a number of factors, including the rate at which we invest in proprietary research, the growth of our collaboration business and the amount of collaboration research funding we receive, the timing of milestone and royalty payments, if any, from our collaboration and out-licensed programs, our capital spending on new facilities and equipment, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. We believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•                  the progress of our research activities;

•                  the availability of resources for revenue generating collaborations as we devote more resources to our proprietary programs;

•                  our ability to enter into agreements to out-license and co-develop our proprietary drug candidates, and the timing of those agreements in each candidate’s development stage;

•                  the number and scope of our research programs;

•                  the progress of our preclinical and clinical development activities;

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

•                  the costs and timing of regulatory approvals; and

•                  the costs of establishing clinical development, business development and distribution or commercialization capabilities.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2004.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$4,662	$9,145	$1,166	$—	$14,973
Purchase obligations	4,363	158	—	—	4,521
Total obligations	$9,025	$9,303	$1,166	$—	$19,494

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

At December 31, 2004, we had restricted cash of $2.0 million as a compensating balance to support outstanding standby letters of credit that were issued during prior fiscal years in relation to our facilities leases.

Critical Accounting Policies

We believe critical accounting policies are essential to the understanding of our results of operations and require our management to make significant judgments in preparing the financial statements included in this report. Management has made estimates and assumptions based on these policies. We do not believe that materially different amounts would be reported if different assumptions were used. However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s

Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Revenue Recognition

We believe our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104, which requires that a series of criteria be met in order to recognize revenue related to the performance of services or the shipment of products. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize revenue when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectibility is assured.

We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Development and fixed-fee revenue is recognized on a percentage-of-completion basis. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Portions of milestone payments are recognized as revenue when we have met the contracted performance criteria of the related milestone, while the balance of the payment is recognized ratably over the remainder of the research program. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued an accounting pronouncement that will impact our financial reporting. For a summary of this pronouncement, see Note 7 to the Unaudited Notes to Condensed Financial Statements.

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

Item 4. Controls and Procedures

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during our second quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on October 28, 2004. At that meeting, one proposal was submitted to a vote of the Company’s stockholders. The proposal was to elect three Class I directors to serve a three-year term of office expiring on the date of the 2007 annual meeting of stockholders. The three nominees for Class I director were David L. Snitman, Ph.D., Gil J. Van Lunsen and John L. Zabriskie, Ph.D. For further information regarding the annual meeting, including the terms of office of the directors remaining in office following the meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 5, 2004. The stockholders approved the proposal as follows:

	Number of Votes
	For	Against	Abstain/ Withhold

Proposal 1 - Election of Class I directors:
David L. Snitman, Ph.D.	24,701,534	—	15,362
Gil J. Van Lunsen	24,627,428	—	89,468
John L. Zabriskie, Ph.D.	24,319,027	—	397,869

Item 5. Other Information

On November 1, 2004, the employee directors of the Board of Directors approved annual compensation and meeting fees to be paid to the Company’s independent directors for attendance at meetings of the Board of Directors and Committees of the Board of Directors. A description of these fees is set forth in Exhibit 10.1 attached hereto.

Item 6. Exhibits

(a)                                  Exhibits

10.1                           Summary of Independent Director Compensation

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

Items 1 through 3 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: February 7, 2005	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: February 7, 2005	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)