Form 10-Q
period 2005-03-31
ARRAY BIOPHARMA INC
filed 2005-05-09
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 29, 2005, the registrant had 38,372,100 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2005	June 30, 2004

ASSETS

Current assets
Cash and cash equivalents	$5,518,788	$7,752,812
Marketable securities	84,984,663	29,693,301
Accounts receivable, net	1,223,584	1,080,330
Inventories, net	2,338,819	4,030,681
Prepaid expenses, advances and deposits	1,274,663	1,315,786
Total current assets	95,340,517	43,872,910

Property, plant and equipment	61,764,044	57,556,515
Less accumulated depreciation	(29,476,822)	(23,745,563)
Property, plant and equipment, net	32,287,222	33,810,952

Other assets	80,246	80,246

Total assets	$127,707,985	$77,764,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$4,605,780	$2,408,718
Advance payments from collaborators - current	10,659,354	14,108,118
Accrued compensation and benefits	3,544,049	1,048,909
Other current liabilities	1,038,712	402,090
Total current liabilities	19,847,895	17,967,835

Advance payments from collaborators - long term	1,250,000	4,166,665
Total liabilities	21,097,895	22,134,500

Stockholders’ equity
Preferred stock	—	—
Common stock	38,356	28,872
Additional paid-in capital	193,361,318	125,555,122
Accumulated deficit	(86,386,918)	(69,659,967)
Accumulated other comprehensive loss	(402,666)	(143,415)
Deferred compensation	—	(151,004)
Total stockholders’ equity	106,610,090	55,629,608

Total liabilities and stockholders’ equity	$127,707,985	$77,764,108

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue
Collaboration revenue	$8,919,376	$7,667,083	$25,812,329	$21,584,868
License and milestone revenue	2,636,363	2,020,833	7,648,862	2,893,433
Total revenue	11,555,739	9,687,916	33,461,191	24,478,301

Operating expenses
Cost of revenue including related research and development	9,572,711	8,480,656	27,829,868	22,962,566
Provision for excess inventory	—	5,616,424	—	5,616,424
Research and development for proprietary drug discovery	6,475,269	3,510,918	16,269,878	12,108,332
Selling, general and administrative expenses	2,315,943	1,911,269	6,991,948	5,989,611
Total operating expenses	18,363,923	19,519,267	51,091,694	46,676,933

Loss from operations	(6,808,184)	(9,831,351)	(17,630,503)	(22,198,632)

Interest income	573,578	98,603	903,552	267,935
Net loss	$(6,234,606)	$(9,732,748)	$(16,726,951)	$(21,930,697)

Basic and diluted net loss per share	$(0.16)	$(0.34)	$(0.51)	$(0.77)

Number of shares used to compute per share data	38,308,552	28,601,461	32,599,153	28,416,071

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(16,726,951)	$(21,930,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation	5,900,244	5,999,018
Compensation related to stock option grants	151,004	1,609,013
Provision for excess inventory	—	5,616,424
Changes in operating assets and liabilities	580,337	12,941,581

Net cash provided by (used in) operating activities	(10,095,366)	4,235,339

Investing activities
Purchases of property, plant and equipment	(4,403,725)	(2,081,706)
Purchases of marketable securities	(116,000,613)	(193,608,212)
Proceeds from sale and maturity of marketable securities	60,450,000	190,600,000

Net cash used in investing activities	(59,954,338)	(5,089,918)

Financing activities
Proceeds from sale of common stock, net of issuance costs	66,575,147	—
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,240,533	876,130

Net cash provided by financing activities	67,815,680	876,130

Net increase (decrease) in cash and cash equivalents	(2,234,024)	21,551
Cash and cash equivalents, beginning of period	7,752,812	4,714,203

Cash and cash equivalents, end of period*	$5,518,788	$4,735,754

* Excludes marketable securities totaling $84,984,663 and $32,405,963 as of March 31, 2005 and 2004, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2004, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 3, 2004, with the Securities and Exchange Commission.

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

The Company follows the disclosure requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. SFAS 148 requires disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income (loss) and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123. See Note 7 below for a discussion of a recent accounting pronouncement related to stock-based compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net loss, as reported	$(6,234,606)	$(9,732,748)	$(16,726,951)	$(21,930,697)

Add: Stock-based employee compensation expense included in reported net loss	—	530,751	151,004	1,609,013

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,874,222)	(1,929,587)	(5,469,500)	(5,777,462)

Pro forma net loss	$(8,108,828)	$(11,131,584)	$(22,045,447)	$(26,099,146)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$(0.34)	$(0.51)	$(0.77)
Basic and diluted - pro forma	$(0.21)	$(0.39)	$(0.68)	$(0.92)

Number of shares used to compute per share data	38,308,552	28,601,461	32,599,153	28,416,071

The Company uses the Black-Scholes option pricing model under SFAS 123 and used the following assumptions for its Stock Option and Incentive Plan and Employee Stock Purchase Plan.

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Option Life in Years
Fiscal Year 2005	3.72%	0%	78.7%	5
Fiscal Year 2004	3.77%	0%	81.6%	5

Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net loss	$(6,234,606)	$(9,732,748)	$(16,726,951)	$(21,930,697)
Change in unrealized gain (loss) on marketable securities	(297,849)	(280)	(259,251)	(18,496)
Total comprehensive loss	$(6,532,455)	$(9,733,028)	$(16,986,202)	$(21,949,193)

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

Note 2: Cash, Cash Equivalents and Marketable Securities

All cash, cash equivalents and marketable securities classified as available-for-sale as of March 31, 2005 and June 30, 2004 consist of the following:

	March 31, 2005	June 30, 2004
Cash and cash equivalents:
Cash	$1,511,436	$5,451,105
Money market fund	4,007,352	2,301,707
Total	$5,518,788	$7,752,812

Marketable securities:
Auction rate securities	$30,564,262	$10,257,750
Federal agency mortgage - backed securities	54,420,401	19,435,551
Total	$84,984,663	$29,693,301

Debt securities at March 31, 2005 and June 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	March 31, 2004	June 30, 2004
Marketable securities:
Due in one year or less	$38,572.270	$10,257,750
Due after one year through four years	46,412,393	19,435,551
Total	$84,984,663	$29,693,301

Note 3: Inventory Components

	March 31, 2005	June 30, 2004
Fine chemicals	$2,840,021	$2,909,619
Optimer building blocks	2,208,827	2,363,133
Lead Generation Libraries	—	5,386,313
Total inventories at cost	5,048,848	10,659,065
Less reserves	(2,710,029)	(6,628,384)
Total inventories, net	$2,338,819	$4,030,681

During fiscal years 2003 and 2004, the Company recorded $4.1 million and $5.6 million, respectively, of charges to cost of revenue associated with increases in its inventory reserves for excess Lead Generation Library and Optimer building block inventory. During the second quarter of fiscal year 2005, the Company received $1.4 million for the sale of compounds with a carrying value of approximately $700,000 that represented the remaining net book value of the Lead Generation Library inventory. Lead Generation Library inventory with a cost of $4.4 million was applied against the previously established reserves of the same amount during the second quarter of fiscal year 2005, which had no impact on the reported results of operations.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

North America	$7,358,523	$5,597,720	$21,220,043	$17,135,805
Europe	3,148,867	2,078,417	9,553,873	3,693,213
Japan and Asia-Pacific	1,048,349	2,011,779	2,687,275	3,649,283
Total revenue	$11,555,739	$9,687,916	$33,461,191	$24,478,301

Approximately 97% of the revenue generated from Europe during the three- and nine-month periods ended March 31, 2005, related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden. For the three- and nine-month periods ended March 31, 2004, no individual international country, other than Japan, exceeded 10% of the Company’s revenue.

During the three-month period ended March 31, 2005, revenue from four of the Company’s customers represented approximately 26%, 26%, 11% and 10% of total revenue, while two of the Company’s customers represented approximately 21% and 20% of total revenue for the comparative period in fiscal 2004. For the nine-month period ended March 31, 2005, revenue from three of the Company’s customers represented approximately 28%, 28% and 11% of total revenue, while four of the Company’s customers represented approximately 12%, 12%, 10% and 10% of total revenue for the comparative period in fiscal 2004.

Note 5: Financial Guarantees

At March 31, 2005 and June 30, 2004, the Company had restricted cash of $2.0 million and $1.3 million, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2002 and 2003 and increased during fiscal years 2004 and 2005 in relation to the Company’s facilities leases.

Note 6: Common Stock

On December 14, 2004, the Company completed a public offering of 9,200,000 shares of its common stock, including 1,200,000 shares for the exercise of the underwriters’ over-allotment option. The Company received proceeds of $66.6 million from this public offering, net of offering costs and underwriters’ discount.

Note 7: Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment – an amendment of FASB Statement No. 123 and 95  (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates accounting for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method, thereby requiring companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. This statement is required to be adopted by the Company on July 1, 2005, which is the beginning of its fiscal year 2006. The cumulative effect of adoption applied on a modified prospective basis would be measured and recognized on July 1, 2005. In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued permitting registrants to choose from different valuation models to estimate the fair value of share options, and also providing guidance on developing assumptions used in implementing SFAS 123R. The Company is currently evaluating these option valuation methodologies and assumptions in light of SFAS 123R and SAB 107 related to its employee stock option and employee stock purchase plans. Current estimates of option values using the Black-Scholes method reflected in Note 1 above may not be indicative of results from valuation methodologies ultimately adopted by the Company in compliance with SFAS 123R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities, the expected level of our investment in proprietary research and our future headcount and capital expenditure requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 3, 2004. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

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

Using the Array Discovery Platform, our integrated suite of drug discovery technologies, we have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. Our proprietary research has resulted in out-licensing three programs to AstraZeneca PLC and Genentech, Inc., two of the world’s leading oncology companies. Since our inception through March 31, 2005, our out-license and collaboration agreements have generated $18.0 million in up-front payments and $5.2 million in milestone payments, and we have recognized $147.1 million in research funding revenue from our collaborators. Under our existing out-license and collaboration agreements, we have the potential to earn approximately $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of March 31, 2005, we had an accumulated deficit of $86.4 million.

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

In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for internal research purposes. We are no longer developing new Lead Generation Libraries other than for our proprietary research. Under our existing agreements, we retain all other rights to the compounds, which permits us to license the same compounds to other collaborators. Some of our existing Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. For the fiscal years 2002, 2003, 2004, and for the nine-month period ended March 31, 2005, Lead Generation Library revenue represented 25%, 12%, 10%, and 6%, respectively, of total revenue. During the second quarter of fiscal 2005, the Company sold compounds representing the remaining net book value of Lead Generation Library inventory to a single major biotechnology company. Future revenue from any sales of compounds in our Lead Generation Library is not expected to be significant and any such revenue would not have any associated cost of revenue.

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

Customer concentration. Our top 20 collaborators contributed over 98% of our total revenue for the first nine months of fiscal 2005, and our current top three collaborators, Genentech, AstraZeneca and Eli Lilly and Company, accounted for 28%, 28%, and 11%, respectively, of our total revenue. During the same period of fiscal year 2004, Merck & Co., Inc., Eli Lilly, AstraZeneca and Genentech accounted for 12%, 12%, 10% and 10%, respectively, of our total revenue. We expect AstraZeneca and Genentech will continue to represent significant percentages of our total revenue in the near future.

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

Business development. We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 43% of our total revenue during the first nine months of fiscal year 2005, up from 33% for the same period in the prior year. Our international revenue is primarily attributable to both European and Japanese collaborations and increased in the first nine months of fiscal year 2005 over the same period in the prior year due to the collaboration and out-licensing agreement with AstraZeneca that we initiated in December 2003. All of our collaboration agreements and purchase orders are denominated in United States dollars.

Future outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and advance drugs further in clinical development. Array will consider commercializing select programs with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize their risk-adjusted return. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs.  As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. In addition, we will recognize approximately $833,000 each month in revenue through November 2005 from recognizing previously received up-front and milestone payments from out-licensed proprietary programs.  Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, it is unlikely that this revenue will be replaced in 2006. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described in the risk factors included in our annual report on Form 10-K filed with the SEC on September 3, 2004, and in other reports we file with the SEC.

Results of Operations

Three and Nine Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue
Collaboration revenue	$8,919	$7,667	$25,812	$21,585
License and milestone revenue	2,637	2,021	7,649	2,893
Total revenue	$11,556	$9,688	$33,461	$24,478

Revenue. Total revenue for the three months ended March 31, 2005 was $11.6 million, up 19% from $9.7 million in the same period of the prior year. For the nine months ended March 31, 2005, total revenue was $33.5 million, up 37% from the same period of the prior year. Collaboration revenue increased as a result of expanded programs with AstraZeneca, Genentech, InterMune, Inc., Takeda Chemical Industries, Ltd. and Eli Lilly, as well as a new research collaboration with QLT, Inc. Partially offsetting these increases were decreased revenue from programs that expired in fiscal 2004 with ICOS Corporation and Merck as well as programs that expired in September 2004 with GenPath Pharmaceuticals and Japan Tobacco Inc. At the end of March 2005, one of our two research programs with Eli Lilly expired and our research program with QLT terminated.

Collaboration revenue from the sale of Lead Generation Libraries decreased by approximately $550,000 and $1.3 million for the three- and nine-month periods ended March 31, 2005, respectively, compared with the same periods of the prior year. In the second quarter of fiscal 2005, we sold compounds representing the remaining net book value of our Lead Generation Library inventory. We do not expect future revenue from our Lead Generation Libraries to be significant, as we are no longer producing Lead Generation Library compounds for sale. As we continue to devote more resources to drug discovery and our proprietary drug programs, we expect that revenue from the sale of our research tools will continue to decline as a percentage of total revenue.

License and milestone revenue increased by approximately $600,000 during the three months ended March 31, 2005 over the same period of the prior year, primarily due to the partial recognition of a $4.0 million milestone payment received from AstraZeneca in June 2004. For the nine months ended March 31, 2005, license and milestone revenue increased by $4.8 million over the same period of the prior year. This increase was attributed to a full nine-month recognition of previously received up-front and milestone payments from the AstraZeneca and Genentech collaborations that were initiated in December 2003. For the same period in the prior fiscal year, only four months of license revenue was recorded for these programs.

Cost of revenue including related research and development. Cost of revenue including related research and development for collaborations increased by 13% and 21% during the three- and nine-month periods ended March 31, 2005, respectively, over the same periods of the prior year. These increases were related to increased costs associated with staffing new or expanded collaborations, including increased scientific salaries and facility charges. In addition, increased costs were incurred from the Phase I clinical trial that Array is conducting as part of the AstraZeneca collaboration. Offsetting these increases were decreased costs for our Lead Generation Libraries, which are no longer being developed for sale.

Provision for excess inventory. During the third quarter of fiscal 2004, we reviewed the inventory levels and carrying values for Lead Generation Libraries, Optimer building blocks and fine chemicals. Based on this review and on an analysis of expected future sales and industry standards relating to net carrying values, it was determined that there was an excess level of Lead Generation Library and Optimer building block inventory. It was also determined that inventory of fine chemicals used as the starting materials for Lead Generation Libraries exceeded anticipated usage. Accordingly, we increased the reserves for these inventories, which resulted in a non-cash charge for excess inventory of $5.6 million in the third quarter of fiscal 2004.

Research and development for proprietary drug discovery. Research and development expenses for proprietary drug discovery increased 84% and 34% during the three- and nine-month periods ended March 31, 2005, respectively, over the same periods of the prior year. These increases were related to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing.  We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery programs and advance our programs potentially through clinical development.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 21% and 17% during the three- and nine-month periods ended March 31, 2005, respectively, over the same periods of the prior year. These increases were primarily the result of increased patents and patent application costs related to our expanding proprietary drug development programs and, to a lesser degree, increased compliance costs related to Section 404 of the Sarbanes-Oxley Act. We expect both patent related costs and Sarbanes-Oxley compliance costs to continue to increase in the near term.

Compensation related to stock option grants. During the first quarter of fiscal 2005, we recorded approximately $151,000 of stock compensation expense, representing the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to our initial public offering in November 2000. For the three- and nine-month periods ended March 31, 2004, we recorded approximately $531,000 and $1.6 million, respectively. This noncash charge was recognized on a straight-line basis over the vesting periods of the related options, which were generally four years, except for options with performance-based vesting provisions.

Interest income. Interest income increased to approximately $574,000 and $904,000 for the three- and nine-month periods ended March 31, 2005, respectively, from approximately $99,000 and $268,000 in the same periods of the prior year primarily due to higher investment interest rates earned on higher average cash balances.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of March 31, 2005, cash, cash equivalents and marketable securities totaled $90.5 million compared with $37.4 million at June 30, 2004. This increase was primarily attributable to our public common stock offering in December 2004, resulting in net proceeds of $66.6 million.

Net cash used in operating activities for the nine months ended March 31, 2005 was $10.1 million, compared to net cash provided by operating activities of $4.2 million for the same period in fiscal 2004. During the first nine months of fiscal year 2005, our net loss of $16.7 million was reduced by noncash charges of $6.1 million, primarily associated with depreciation, and a reduction in our net operating assets and liabilities, excluding cash and marketable securities, of approximately $580,000. Net operating assets and liabilities declined due to decreases in inventory balances resulting from a significant sale of Lead Generation Library chemical compounds that occurred in the second quarter of fiscal 2005 and increases in accounts payable and accrued compensation, which were offset by decreases in advance payment balances from collaborators. The combined balance of advance payments from collaborators decreased by $6.4 million due to the recognition of $7.5 million of revenue over the nine-month period from previously received up-front license and milestone payments. For the nine months ended March 31, 2004, net operating assets and liabilities decreased by $12.9 million primarily due to the $13.7 million increase in advance payments from collaborators related to the significant receipt of these upfront license fees.

During the nine months ended March 31, 2005, we invested $4.4 million in laboratory equipment, primarily for our process research, biology and cGMP manufacturing operations, as well as in various computer hardware and software. Purchases of marketable securities used $116.0 million of cash while proceeds from the sale and maturity of marketable securities provided $60.5 million of cash. Financing activities provided $67.8 million of cash consisting of $66.6 million in net proceeds from our public common stock offering and $1.2 million of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2005.

	Payments due by period
	(in thousands)
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
Operating lease obligations	$4,590	$9,307	$8	$—	$13,905
Purchase obligations	3,503	158	—	—	3,661
Total obligations	$8,093	$9,465	$8	$—	$17,566

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

At March 31, 2005, we had restricted cash of $2.0 million as a compensating balance to support outstanding standby letters of credit that were issued during prior fiscal years in relation to our facilities leases.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued an accounting pronouncement that will impact our financial reporting relating to stock-based compensation. For a summary of this pronouncement, see Note 7 to the Unaudited Notes to Condensed Financial Statements.

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

Item 4. Controls and Procedures

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, Array’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARRAY BIOPHARMA INC.

Dated: May 9, 2005	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: May 9, 2005	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)