Form 10-K/A
period 2004-06-30
ARRAY BIOPHARMA INC
filed 2005-09-13
CIK 1100412

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

(303) 381-6600
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 30, 2004 was $163,620,758 (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Number of shares outstanding of the registrant’s class of common stock as of August 30, 2004: 28,907,630.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Form 10-K/A”) is being filed in order to correct the previously issued historical financial statements of Array BioPharma Inc. (“Array” or the “Company”) as of June 30, 2004 and June 30, 2003 and for each of the three years in the period ended June 30, 2004, contained in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 initially filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2004 (the “Original Filing”). The corrections are to properly account for scheduled rent increases related to the Company’s facilities leases in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” In addition, this Form 10-K/A reflects the Company’s determination during fiscal 2005 to separately classify restricted cash. Previously, such cash balances had been classified as cash and cash equivalents. Accordingly the Company has revised the classification to report these investments as restricted cash on the balance sheet as of June 30, 2004 and 2003. The Company has also made corresponding adjustments to the statements of cash flows for each of the three years in the period ended June 30, 2004, to reflect the increase in these balances as investing activities rather than as a component of cash and cash equivalents.

See Note 2: “Restatement and Reclassification of Financial Statements” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A for additional discussion and a summary of the effect of these changes on the Company’s financial statements as of June 30, 2004 and June 30, 2003 and for each of the three years in the period ended June 30, 2004.

This Form 10-K/A amends and restates only Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated any disclosures or forward-looking statements made in the Original Filing to reflect subsequent events. Consequently, this Form 10-K/A and the Original Filing should be read in conjunction with the periodic reports the Company has filed or will file with the SEC after the original filing date.

FORWARD-LOOKING STATEMENTS

This Form 10-K/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. These statements do not relate to historical matters and reflect our current expectations concerning future events. Therefore our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors set forth elsewhere in this report and in our annual reports on Form 10-K under the caption “Risk Factors.”  We are providing this information as of the date of the Original Filing, except for the amended information set forth in this Form 10-K/A, which is as of the date of this report, as described in the foregoing Explanatory Footnote. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

PART II

Item 6. Selected Financial Data

The following selected financial data are derived from our audited financial statements. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K/A. The financial data for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 have been restated to reflect adjustments that are further discussed in the Explanatory Note in the forepart of this Form 10-K/A and in Note 2: “Restatement and Reclassification of Financial Statements” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(Restated, See Note 2)
	(in thousands, except per share data)
Statements of Operations Data
Revenue
Collaboration revenue	$28,186	$33,633	$33,854	$16,364	$6,774
License, royalty and milestone revenue	6,645	1,492	1,235	642	—
Total revenue	34,831	35,125	35,089	17,006	6,774

Costs and expenses*
Cost of revenue (1)	23,285	21,943	20,512	12,984	4,445
Provision for excess inventory	5,616	4,100	—	—	—
Research and development expenses:
for proprietary drug discovery	15,905	11,395	5,542	1,587	1,120
for collaborations (2)	8,356	9,093	8,247	6,710	2,843
Selling, general and administrative expenses (3)	8,016	8,901	6,918	7,671	3,478
Total operating expenses	61,178	55,432	41,219	28,952	11,886

Loss from operations	(26,347)	(20,307)	(6,130)	(11,946)	(5,112)
Interest expense including loss from early extinguishment of debt	—	—	—	(812)	(384)
Interest income	381	787	1,483	2,092	356
Other expense - loss on investment	—	(500)	—	—	—
Net loss	(25,966)	(20,020)	(4,647)	(10,666)	(5,140)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(5,000)	—
Net loss applicable to common stockholders	$(25,966)	$(20,020)	$(4,647)	$(15,666)	$(5,140)

Basic and diluted net loss per share applicable to common stockholders	$(0.91)	$(0.72)	$(0.19)	$(1.00)	$(1.68)

Number of shares used to compute per share data	28,511	27,830	24,920	15,693	3,063

* Includes compensation related to option grants
(1) Cost of revenue	$895	$859	$1,040	$998	$43
(2) Research and development expenses for collaborations	597	572	691	644	35
(3) Selling, general and administrative expenses	485	452	690	3,012	1,040
Total	$1,977	$1,883	$2,421	$4,654	$1,118

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(Restated, See Note 2)
	(in thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and marketable securities	$37,446	$34,130	$59,598	$47,712	$5,784
Property, plant and equipment, gross	57,557	53,939	44,365	21,458	8,406
Working capital	24,652	38,321	57,350	44,917	2,210
Total assets	77,764	83,830	107,915	70,950	15,823
Long-term liabilities	5,303	674	228	62	2,841
Total stockholders’ equity	54,493	77,039	93,673	62,406	6,660

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully under the caption “Risk Factors” in our annual report on Form 10-K and in other reports filed by Array BioPharma with the Securities and Exchange Commission.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Restatement of Prior Financial Information

During fiscal year 2005, we reviewed our accounting practices with respect to leasing transactions and determined that our then-current method of accounting of rent expense for leased facilities was not in compliance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”). We concluded on August 4, 2005, after discussion with our Audit Committee, and our current and former independent registered public accounting firms, that a restatement of certain historical financial statements was required to correct the accounting for annual rental rate escalations under our facilities leases. FTB 85-3 indicates that the lessee should recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent expense should be recognized to reflect the difference between the rent paid in the current period and the calculated straight-line amount. By not accounting for the future annual increases on a straight-line basis, we understated rent expense and liability for deferred rent in prior fiscal years. Although we do not believe that the impact of this change is material to any prior periods, we are restating our prior financial statements because correcting this error in a single quarter would have had a material effect on our results of operations for the fourth quarter of fiscal 2005.

The cumulative effect of this restatement resulted in an increase in the accumulated deficit of approximately $62,000 as of June 30, 2001 and increases in net loss of approximately $462,000, $446,000, and $166,000 for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. See Note 2: “Restatement and Reclassification of Financial Statements” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A for further information, including the effect of the changes on our balance sheets and statements of operations for the affected periods.

All amounts referred to in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the balances and amounts on a restated basis.

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

Using the Array Discovery Platform, our integrated suite of drug discovery technologies, we have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. Our proprietary research has resulted in out-licensing three programs to AstraZeneca and Genentech, two of the world’s leading oncology companies. Since our inception through June 30, 2004, our out-license and collaboration agreements have generated $18.0 million in up-front payments and $5.1 million in milestone payments, and we have recognized $121.0 million in research funding revenue from our collaborators. Under our existing out-license and collaboration agreements, we have the potential to earn over $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. To date, we have funded our operations primarily through the issuance of equity securities and revenue from our collaborators. As of June 30, 2004, we had an accumulated deficit of $70.8 million.

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

Although we have increased the number of our collaboration agreements, our top 20 collaborators contributed over 90% of our total revenue for fiscal 2004 and our top three collaborators, AstraZeneca, Genentech and Eli Lilly accounted for 18%, 13% and 12%, respectively, of our total revenue. During fiscal 2003, ICOS, Merck and Eli Lilly, accounted for 21%, 15% and 12%, respectively, of our total revenue. In general, our collaborators may terminate their collaboration agreements with us on 30 to 90 days’ prior notice.

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

Results of Operations

Fiscal Years Ended June 30, 2004, 2003 and 2002:

	Years Ended June 30,			% increase (decrease)
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Collaboration revenue	$28,186	$33,633	$33,854	(16)%	(1)%
License, royalty and milestone revenue	6,645	1,492	1,235	345%	21%
Total revenue	$34,831	$35,125	$35,089

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

	Years Ended June 30,			% increase
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Cost of revenue	$23,285	$21,943	$20,512	6%	7%

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

	Years Ended June 30,			% increase
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Provision for excess inventory	$5,616	$4,100	$—	37%	—

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

	Years Ended June 30,			% increase (decrease)
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Research and development expenses:
for proprietary drug discovery	$15,905	$11,395	$5,542	40%	106%
for collaborations	8,356	9,093	8,247	(8)%	10%
Total research and development	$24,261	$20,488	$13,789	18%	49%

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

	Years Ended June 30,			% increase (decrease)
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Selling, general and administrative expenses	$8,016	$8,902	$6,918	(10)%	29%

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

	Years Ended June 30,			% increase (decrease)
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Compensation related to option grants	$1,977	$1,883	$2,421	5%	(22)%

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

	Years Ended June 30,			% decrease
	2004	2003	2002	2003 to 2004	2002 to 2003
	(in thousands)
Net interest income	$381	$787	$1,483	(52)%	(47)%

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

Other Expense – Loss on investment. In March 2002, we entered into a drug discovery collaboration agreement with Aptus Genomics, Inc. to create small molecule therapeutics against select G-Protein Coupled Receptor (GPCR) targets. Array worked exclusively with Aptus on a select number of GPCR targets and provided Aptus access to its Lead Generation Libraries in exchange for $500,000 of common stock in Aptus. During fiscal 2003, the value of Aptus common stock decreased significantly. We determined this reduction in value to be other-than-temporary and as a result, wrote off our investment in the company.

Income taxes. There was no current or deferred tax expense for the fiscal years ended June 30, 2004, 2003 or 2002. At June 30, 2004, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of $46.9 million, which will expire beginning in 2019 and continuing through 2025. We have provided a

100% valuation allowance against the related deferred tax assets, as based on available evidence, it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

	As of June 30,
	2004	2003	2002
	(in thousands)
Cash, cash equivalents and marketable securities	$37,446	$34,130	$59,598

Working capital (deficit) excluding cash, cash equivalents and marketable securities	(11,541)	5,322	(2,247)
Purchases of property, plant and equipment	3,627	9,570	22,907

Cash flow provided by (used in):
Operating activities	5,499	(17,585)	1,420
Investing activities	(4,190)	4,090	(32,514)
Financing activities	1,609	1,517	33,590

Fiscal 2004 as compared to fiscal 2003: We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of June 30, 2004, cash, cash equivalents and marketable securities totaled $37.4 million compared to $34.1 million at June 30, 2003. Net cash provided by operating activities was $5.5 million for fiscal year 2004, compared to net cash used in operating activities of $17.6 million for the same period in 2003. During fiscal year 2004, our net loss of $26.0 million was reduced by noncash charges of $16.1 million associated with depreciation, deferred rent, compensation related to stock option grants and a provision for excess inventory. For the fiscal year 2004, our working capital, excluding cash and marketable securities, decreased by $16.9 million primarily due to a $12.0 million increase in the current portion of advance payments from collaborators and a $5.0 million decrease in inventories. Advance payments from collaborators increased due to the receipt of up-front license and milestone payments totaling $20.8 million for fiscal 2004. We recognized $6.6 million of these up-front license and milestone payments as revenue during 2004, and recorded the remaining amounts as advance payments from collaborators. Inventories decreased by $5.0 million due to the increased inventory reserves for Lead Generation Libraries, Optimer building blocks and certain fine chemicals used as the starting materials for Lead Generation Libraries.

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

Fiscal 2003 as compared to fiscal 2002: As of June 30, 2003, cash, cash equivalents and marketable securities totaled $34.1 million compared to $59.6 million at June 30, 2002. Net cash used in operating activities was $17.6 million for fiscal year 2003, compared to net cash provided by operating activities of $1.4 million for the same period in 2002. During fiscal year 2003, our net loss of $20.0 million was reduced by noncash charges of $14.1 million associated with depreciation, deferred rent, compensation related to stock option grants, a provision for excess inventory and the unrealized investment loss, yet our working capital excluding cash and marketable securities increased by $7.6 million. Working capital rose primarily due to declining liability balances within accounts payable and advance payments from customers.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2004.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$4,891	$9,045	$9,056	$33,780	$56,772
Purchase obligations	937	—	—	—	937
Total obligations	$5,828	$9,045	$9,056	$33,780	$57,709

We are obligated under noncancelable operating leases for our facilities and certain equipment. Original lease terms for our facilities range from five to eight years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

Due to the high cost to replace and the limited availability of laboratory facilities, we concluded that the exercise of a portion of our lease term options associated with our facilities leases for at least 15 years was reasonably assured. The reasonably assured lease term as of June 30, 2004 for our facility located in Boulder, Colorado expires in March 2016 and the reasonably assured lease terms for our facilities located in Longmont, Colorado expire in May 2005 and in March 2008. The portion of operating lease obligations that is related to optional extension periods for our Boulder facility is $5.5 million within 4-5 years and $33.8 million after 5 years. Because the rental rates for the optional extension terms under our Longmont facility leases were undeterminable, no operating lease obligations beyond the original terms expiring in May 2005 and March 2008 are included in the foregoing table.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Array BioPharma Inc.

We have audited the accompanying balance sheets of Array BioPharma, Inc. as of June 30, 2004 (as restated) and 2003 (as restated), and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004 (as restated).  Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma, Inc. at June 30, 2004 (as restated) and 2003 (as restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the balance sheets as of June 30, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004 have been restated.

/s/ Ernst & Young

Denver, Colorado

July 29, 2004

except for Footnotes 2 and 8 of Form 10-K/A, as to which the date is September 12, 2005

ARRAY BIOPHARMA INC.

BALANCE SHEETS

	As of June 30,
	2004	2003
	(Restated, See Note 2)
ASSETS

Current assets
Cash and cash equivalents	$6,499,589	$3,581,891
Marketable securities	29,693,301	29,416,247
Accounts receivable, net	1,080,330	1,643,746
Inventories, net	4,030,681	9,064,548
Prepaid expenses and other	1,315,786	730,679
Total current assets	42,619,687	44,437,111

Property, plant and equipment, net	33,810,952	38,180,684

Restricted cash - long term	1,253,223	1,132,312
Other assets	80,246	80,246
Total assets	$77,764,108	$83,830,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$2,408,718	$2,522,871
Advance payments from collaborators - current	14,108,118	2,102,346
Accrued compensation and benefits	1,048,909	1,054,779
Other current liabilities	402,090	436,840
Total current liabilities	17,967,835	6,116,836

Advance payments from collaborators - long term	4,166,665	—
Deferred rent payable - long term	1,136,188	674,350
Total long-term liabilities	5,302,853	674,350

Total liabilities	23,270,688	6,791,186

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 28,871,979 and 28,221,080 shares issued and outstanding at June 30, 2004 and 2003, respectively	28,872	28,221
Additional paid-in capital	125,555,122	124,050,659
Accumulated deficit	(70,796,155)	(44,830,295)
Accumulated other comprehensive income (loss)	(143,415)	21,856
Deferred compensation	(151,004)	(2,231,274)
Total stockholders’ equity	54,493,420	77,039,167
Total liabilities and stockholders’ equity	$77,764,108	$83,830,353

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003	2002
	(Restated, See Note 2)
Revenue
Collaboration revenue	$28,185,609	$33,633,601	$33,853,996
License, royalty and milestone revenue	6,645,381	1,491,812	1,235,086
Total revenue	34,830,990	35,125,413	35,089,082

Costs and expenses*
Cost of revenue (1)	23,284,516	21,942,766	20,512,311
Provision for excess inventory	5,616,424	4,100,000	—
Research and development expenses:
for proprietary drug discovery	15,905,107	11,394,941	5,542,185
for collaborations (2)	8,355,912	9,093,331	8,246,652
Selling, general and administrative expenses (3)	8,015,746	8,901,853	6,917,513
Total operating expenses	61,177,705	55,432,891	41,218,661

Loss from operations	(26,346,715)	(20,307,478)	(6,129,579)

Interest income	380,855	787,087	1,482,981
Other expense - loss on investment	—	(500,000)	—
Net loss	$(25,965,860)	$(20,020,391)	$(4,646,598)

Basic and diluted net loss per share	$(0.91)	$(0.72)	$(0.19)

Number of shares used to compute per share data	28,511,457	27,829,527	24,920,103

* Includes compensation related to option grants
(1) Cost of revenue	$895,257	$858,541	$1,040,009
(2) Research and development expenses for collaborations	596,838	572,365	690,511
(3) Selling, general and administrative expenses	484,563	451,865	690,163
Total	$1,976,658	$1,882,771	$2,420,683

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Notes	Accumulated
			Additional		Receivable for	Other
	Common Stock		Paid-In	Accumulated	Common Stock -	Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Related Party	Income (Loss)	Compensation	Total
				(as restated
				See Note 2)
Balance at June 30, 2001 (as restated, See Note 2)	23,262,878	$23,262	$90,023,407	$(20,163,306)	$(266,625)	$116,801	$(7,328,086)	$62,405,453
Issuance of common stock for cash-public offering, net of offering costs of $2,710,106	3,450,000	3,450	31,786,444	—	—	—	—	31,789,894
Issuance of common stock under stock option and employee stock purchase plans	774,465	775	1,675,319	—	—	—	—	1,676,094
Issuance of common stock upon the exercise of warrants	33,437	33	(33)	—	—	—	—	—
Interest accrued on notes receivable	—	—	—	—	(13,099)	—	—	(13,099)
Repayment of notes receivable	—	—	—	—	124,099	—	—	124,099
Compensation related to stock option grants	—	—	—	—	—	—	2,420,683	2,420,683
Reversal of prior year deferred stock compensation for terminated employees	—	—	(210,388)	—	—	—	210,388	—
Net loss (as restated, See Note 2)	—	—	—	(4,646,598)	—	—	—	(4,646,598)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(83,501)	—	(83,501)
Comprehensive loss								(4,730,099)
Balance at June 30, 2002 (as restated, See Note 2)	27,520,780	27,520	123,274,749	(24,809,904)	(155,625)	33,300	(4,697,015)	93,673,025
Issuance of common stock under stock option and employee stock purchase plans	700,300	701	1,358,880	—	—	—	—	1,359,581
Interest accrued on notes receivable	—	—	—	—	(1,558)	—	—	(1,558)
Repayment of notes receivable	—	—	—	—	157,183	—	—	157,183
Compensation related to stock option grants	—	—	—	—	—	—	1,882,771	1,882,771
Reversal of prior year deferred stock compensation for terminated employees	—	—	(582,970)	—	—	—	582,970	—
Net loss (as restated, See Note 2)	—	—	—	(20,020,391)	—	—	—	(20,020,391)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(11,444)	—	(11,444)
Comprehensive loss								(20,031,835)
Balance at June 30, 2003 (as restated, See Note 2)	28,221,080	28,221	124,050,659	(44,830,295)	—	21,856	(2,231,274)	77,039,167
Issuance of common stock under stock option and employee stock purchase plans	650,899	651	1,608,075	—	—	—	—	1,608,726
Compensation related to stock option grants	—	—	—	—	—	—	1,976,658	1,976,658
Reversal of prior year deferred stock compensation for terminated employees	—	—	(103,612)	—	—	—	103,612	—
Net loss (as restated, See Note 2)	—	—	—	(25,965,860)	—	—	—	(25,965,860)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(165,271)	—	(165,271)
Comprehensive loss								(26,131,131)
Balance at June 30, 2004 (as restated, See Note 2)	28,871,979	$28,872	$125,555,122	$(70,796,155)	$—	$(143,415)	$(151,004)	$54,493,420

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2003	2002
	(Restated, See Note 2)
Operating activities
Net loss	$(25,965,860)	$(20,020,391)	$(4,646,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,996,750	7,177,177	4,540,222
Deferred rent	461,838	446,339	165,963
Compensation related to stock option grants	1,976,658	1,882,771	2,420,683
Provision for excess inventory	5,616,424	4,100,000	—
Loss on investment	—	500,000	—
Accrued interest on notes receivable for common stock	—	(1,558)	(13,099)
Changes in operating assets and liabilities:
Accounts receivable	563,416	848,003	(1,511,875)
Inventories	(582,557)	(4,694,885)	(4,332,556)
Prepaid expenses and other	(585,107)	74,565	(233,830)
Accounts payable trade	(114,153)	(3,846,670)	3,496,073
Advance payments from collaborators - current	12,005,772	(3,795,121)	900,876
Advance payments from collaborators - long term	4,166,665	—	—
Accrued compensation and benefits	(5,870)	(47,623)	282,691
Other current liabilities	(34,750)	(207,699)	351,386
Net cash provided by (used in) operating activities	5,499,226	(17,585,092)	1,419,936

Investing activities
Purchases of property, plant and equipment	(3,627,018)	(9,569,799)	(22,907,401)
Purchases of marketable securities	(250,192,325)	(234,788,434)	(154,136,052)
Proceeds from sale or maturity of marketable securities	249,750,000	248,441,280	144,881,000
Increase in restricted cash	(120,911)	(175,193)	(218,557)
(Additions) reductions to other long-term assets	—	182,270	(133,225)
Net cash provided by (used in) investing activities	(4,190,254)	4,090,124	(32,514,235)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	—	31,789,894
Proceeds from exercise of stock options, warrants and shares issued under the employee stock purchase plan	1,608,726	1,359,581	1,676,094
Proceeds from repayment of notes receivable	—	157,183	124,099
Net cash provided by financing activities	1,608,726	1,516,764	33,590,087

Net increase (decrease) in cash and cash equivalents	2,917,698	(11,978,204)	2,495,788
Cash and cash equivalents, beginning of period	3,581,891	15,560,095	13,064,307
Cash and cash equivalents, end of period*	$6,499,589	$3,581,891	$15,560,095

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

ARRAY BIOPHARMA INC.

NOTES TO FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

  Business Operations

Array BioPharma Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of orally active drugs to address significant unmet medical needs. The Company’s proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes several small molecule drug candidates that are designed to regulate targets in therapeutically important biologic pathways. In addition, leading pharmaceutical and biotechnology companies access the Company’s drug discovery technologies and expertise through collaborations to design, create, optimize and evaluate drug candidates across a broad range of therapeutic areas.

2. Restatement and Reclassification of Financial Statements

During fiscal year 2005, the Company reviewed its accounting practices with respect to leasing transactions and determined that its then-current method of accounting of rent expense for leased facilities was not in compliance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”). The Company concluded on August 4, 2005, after discussion with its Audit Committee, and its current and former independent registered public accounting firms, that a restatement of certain historical financial statements was required to correct the accounting for annual rental rate escalations under its facilities leases. FTB 85-3 indicates that the lessee should recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent expense should be recognized to reflect the difference between the rent paid in the current period and the calculated straight-line amount. By not accounting for the future annual increases on a straight-line basis, the Company understated rent expense and liability for deferred rent in prior fiscal years. Although the Company does not believe that the impact of this change is material to any prior periods, the Company restated its prior financial statements because correcting this error in a single quarter would have had a material effect on the Company’s results of operations for the fourth quarter of fiscal 2005.

The cumulative effect of this restatement resulted in an increase in the accumulated deficit of approximately $62,000 as of June 30, 2001 and increases in net loss of approximately $462,000, $446,000 and $166,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

The following is a summary of the effects of these changes on the Company’s balance sheets as of June 30, 2004 and 2003, as well as the effect of these changes on the Company’s statements of operations for fiscal years ended June 30, 2004, 2003 and 2002. Net cash provided by (used in) operating, investing and financing activities was unaffected by this lease accounting restatement for all periods presented.

BALANCE SHEETS

	As Previously Reported	Adjustments	As Restated
June 30, 2004
Cash and cash equivalents	$7,752,812	$(1,253,223)	$6,499,589
Restricted cash - long term	—	1,253,223	1,253,223
Deferred rent payable - long term	—	1,136,188	1,136,188
Total long-term liabilities	4,166,665	1,136,188	5,302,853
Total liabilities	22,134,500	1,136,188	23,270,688
Accumulated deficit	(69,659,967)	(1,136,188)	(70,796,155)
Total stockholders’ equity	55,629,608	(1,136,188)	54,493,420

June 30, 2003
Cash and cash equivalents	$4,714,203	$(1,132,312)	$3,581,891
Restricted cash - long term	—	1,132,312	1,132,312
Deferred rent payable - long term	—	674,350	674,350
Total long-term liabilities	—	674,350	674,350
Total liabilities	6,116,836	674,350	6,791,186
Accumulated deficit	(44,155,945)	(674,350)	(44,830,295)
Total stockholders’ equity	77,713,517	(674,350)	77,039,167

STATEMENTS OF OPERATIONS

Fiscal Year 2004
Cost of revenue	$23,042,193	$242,323	$23,284,516
Research and development expenses:
for proprietary drug discovery	15,727,939	177,168	15,905,107
for collaborations	8,360,634	(4,722)	8,355,912
Selling, general and administrative expenses	7,968,677	47,069	8,015,746
Total operating expenses	60,715,867	461,838	61,177,705
Loss from operations	(25,884,877)	(461,838)	(26,346,715)
Net loss	(25,504,022)	(461,838)	(25,965,860)
Basic and diluted net loss per share	$(0.89)	$(0.02)	$(0.91)

Fiscal Year 2003
Cost of revenue	$21,812,750	$130,016	$21,942,766
Research and development expenses:
for proprietary drug discovery	11,175,674	219,267	11,394,941
for collaborations	9,039,587	53,744	9,093,331
Selling, general and administrative expenses	8,858,541	43,312	8,901,853
Total operating expenses	54,986,552	446,339	55,432,891
Loss from operations	(19,861,139)	(446,339)	(20,307,478)
Net loss	(19,574,052)	(446,339)	(20,020,391)
Basic and diluted net loss per share	$(0.70)	$(0.02)	$(0.72)

Fiscal Year 2002
Cost of revenue	$20,450,999	$61,312	$20,512,311
Research and development expenses:
for proprietary drug discovery	5,508,927	33,258	5,542,185
for collaborations	8,189,506	57,146	8,246,652
Selling, general and administrative expenses	6,903,266	14,247	6,917,513
Total operating expenses	41,052,698	165,963	41,218,661
Loss from operations	(5,963,616)	(165,963)	(6,129,579)
Net loss	(4,480,635)	(165,963)	(4,646,598)
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.19)

Further, the Company concluded that it was appropriate to separately classify restricted cash. Previously, such cash balances had been classified as cash and cash equivalents. Accordingly we have revised the classification to report these investments as restricted cash on the balance sheet as of June 30, 2004 and 2003. The Company has also made corresponding adjustments to the statements of cash flows for each of the three years in the period ended June 30, 2004, to reflect the increase in these balances as investing activities rather than as a component of cash and cash equivalents.

STATEMENTS OF CASH FLOWS

	As Previously Reported	Adjustments	As Restated
Fiscal Year 2004
Increase in restricted cash	$—	$(120,911)	$(120,911)
Net cash used in investing activities	(4,069,343)	(120,911)	(4,190,254)
Net increase in cash and cash equivalents	3,038,609	(120,911)	2,917,698
Cash and cash equivalents, beginning of period	4,714,203	(1,132,312)	3,581,891
Cash and cash equivalents, end of period	7,752,812	(1,253,223)	6,499,589

Fiscal Year 2003
Increase in restricted cash	$—	$(175,193)	$(175,193)
Net cash provided by investing activities	4,265,317	(175,193)	4,090,124
Net decrease in cash and cash equivalents	(11,803,011)	(175,193)	(11,978,204)
Cash and cash equivalents, beginning of period	16,517,214	(957,119)	15,560,095
Cash and cash equivalents, end of period	4,714,203	(1,132,312)	3,581,891

Fiscal Year 2002
Increase in restricted cash	$—	$(218,557)	$(218,557)
Net cash used in investing activities	(32,295,678)	(218,557)	(32,514,235)
Net increase in cash and cash equivalents	2,714,345	(218,557)	2,495,788
Cash and cash equivalents, beginning of period	13,802,869	(738,562)	13,064,307
Cash and cash equivalents, end of period	16,517,214	(957,119)	15,560,095

3. Summary of Significant Accounting Policies

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

  Fair Value of Financial Instruments

At June 30, 2004 and 2003, the Company’s financial instruments consisted of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable. Marketable securities recorded as available-for-sale are recorded at their approximate fair value. The carrying amounts of all other instruments approximate fair value due to their short-term nature. See Note 2 for a discussion of the fair value of the Company’s marketable securities.

  Accounts Receivable and Allowance for Doubtful Accounts

   The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer’s potential inability to meet its financial obligation, the Company records a specific reserve for bad debt against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if an allowance for doubtful accounts is deemed necessary. As of June 30, 2004 and June 30, 2003, the allowance for doubtful accounts was $54,550 and $26,500, respectively.

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

During fiscal year 2004, revenue from three of the Company’s customers represented approximately 18%, 13% and 12% of total revenue. During fiscal year 2003, revenue from three of the Company’s customers represented approximately 21%, 15% and 12% of total revenue. During fiscal year 2002, revenue from four of the Company’s customers represented approximately 17%, 16%, 15% and 14% of total revenue.

The Company enters into agreements directly with pharmaceutical and biotechnology companies throughout the United States, Europe and Japan. International revenue represented 33%, 14% and 12% of the Company’s total revenue during fiscal years 2004, 2003 and 2002, respectively.

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

  Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed the projected discounted future net cash flows arising from the assets.

  Deferred Rent

The Company’s facilities leases provide for annual rent increases over the term of the leases, which may include optional lease term extensions. The Company recognizes the average annual rent expense on a straight-line basis over the lease term. As a result, the amount of rent expense will exceed the Company’s actual cash rent payments during the early part of the lease term. The Company records deferred rent equal to the difference between the actual cash payments and the amount recognized as rent expense on a straight-line basis for the Company’s leases. Rent expense is recognized ratably over the life of the base lease for the Company’s Boulder facility, which expires in March 2008, plus the first eight-year extension period, for a total of fifteen years. Rent expense is recognized over the life of only the base leases for the Company’s Longmont facilities, with one lease expiring on May 2005 and the other on March 2008, as the amounts of rent increases during the optional extension terms is not determinable.

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

The Company is required to disclose pro forma information regarding net loss and net loss per share by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), determined as if the Company had accounted for its employee stock options and purchases under its employee stock purchase plan using the fair value method of that statement. The Company uses the Black-Scholes option pricing model under SFAS 123 and used the following assumptions for its Stock Option and Incentive Plan and Employee Stock Purchase Plan.

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Option Life in Years	Calculated Fair Value of Options Granted
Fiscal Year 2004	3.77%	0%	81.6%	5	$5.07
Fiscal Year 2003	2.41%	0%	90.0%	5	$5.08
Fiscal Year 2002	4.03%	0%	79.2%	5	$6.48

The Black-Scholes option valuation method described above requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends the disclosure provisions of SFAS 123, and APB Opinion No. 28, Interim Financial Reporting. SFAS 148 requires disclosure of the method of accounting used for stock-based compensation and the effects of this method on reported net income and earnings per share for annual and interim financial statements. The following table illustrates the effect on net loss and net loss per share assuming the estimated fair value of the options granted is amortized to expense over the option-vesting period as required by SFAS 123.

	Years Ended June 30,
	2004	2003	2002
	(Restated, See Note 2)
Net loss, as reported	$(25,965,860)	$(20,020,391)	$(4,646,598)
Add: Stock-based employee compensation expense included in reported net loss	1,976,658	1,882,771	2,420,683

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(7,723,166)	(8,487,330)	(5,512,706)
Pro forma net loss	$(31,712,368)	$(26,624,950)	$(7,738,621)

Net loss per share:
Basic and diluted - as reported	$(0.91)	$(0.72)	$(0.19)
Basic and diluted - pro forma	$(1.11)	$(0.96)	$(0.31)

Number of shares used to compute per share data	28,511,457	27,829,527	24,920,103

  Comprehensive Loss

The Company discloses, in addition to net loss, comprehensive income (loss) and its components including unrealized gains and losses on certain investments in debt and equity securities. The Company has disclosed comprehensive loss in its statements of stockholders’ equity.

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

  Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation. These reclassifications had no impact on the reported results of operations. See Note 2 above regarding certain reclassifications of restricted cash balances.

  Recent Accounting Pronouncement

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

4. Cash, Cash Equivalents and Marketable Securities

All cash, cash equivalents and marketable securities classified as available-for-sale as of June 30, 2004 and 2003 consist of the following:

	As of June 30,
	2004	2003
Cash and cash equivalents:
Cash	$5,451,105	$1,260,971
Money market fund (Restated, See Note 2)	1,048,484	2,320,920
Total	$6,499,589	$3,581,891

Marketable securities:
Auction rate securities	$10,257,750	$18,357,789
Federal agency mortgage-backed securities	19,435,551	11,058,458
Total	$29,693,301	$29,416,247

Restricted cash - long term (Restated, See Note 2)
Money market fund	$1,253,223	$1,132,312

Unrealized losses on available-for-sale securities at June 30, 2004 were approximately $143,000 while unrealized gains at June 30, 2003, were approximately $22,000. At June 30, 2004, the unrealized losses were related to the Company’s investment in federal agency mortgage-backed securities, which have been in an unrealized loss position for less than twelve months. The fair values of these investments at June 30, 2004 were $19.4 million compared to the Company’s original cost of $19.5 million. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

At June 30, 2004 and June 30, 2003, the Company had restricted cash of $1.3 million and $1.1 million, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2002 and 2003 and increased during fiscal year 2004 in relation to the Company’s facilities leases.

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

5. Balance Sheet Components

	As of June 30,
	2004	2003
Inventories:
Fine chemicals	$2,909,619	$3,463,230
Lead Generation Libraries, custom libraries and Optimer building blocks	7,749,446	11,252,962
Total inventories at cost	10,659,065	14,716,192
Less reserves	(6,628,384)	(5,651,644)
Total inventories, net	$4,030,681	$9,064,548

During fiscal 2004, the Company accelerated the evolution of its business model to focus primarily on drug discovery, increasing its investment in proprietary research, and out-licensing three proprietary drug programs in December 2003 to AstraZeneca and Genentech for further development and commercialization. Due to this evolution, it is not expected that Lead Generation Libraries will be a significant source of revenues in future periods, and no new Lead Generation Libraries will be produced other than for the Company’s own proprietary research.

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

6. Other Expense – Loss on investment

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

7. Restructuring – Fiscal year 2003

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

8. Commitments – Leases

The Company leases facilities and equipment under various noncancelable operating lease agreements. Rent expense under these agreements was $4.3 million, $3.6 million and $2.7 million for the years ended June 30, 2004, 2003 and 2002, respectively, including deferred rent expense of approximately $462,000, $446,000, and $166,000, respectively. As of June 30, 2004, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows:

Amount
(Restated, See Note 2)
2005	$4,891,109
2006	4,474,277
2007	4,571,176
2008	4,597,469
2009	4,459,121
Thereafter	33,780,113
Total minimum lease payments	$56,773,265

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

Due to the high cost to replace and the limited availability of laboratory facilities, the Company concluded that the exercise of a portion of its lease term options associated with its facilities leases for at least 15 years was reasonably assured. The reasonably assured lease term as of June 30, 2004 for the Company’s facility located in Boulder, Colorado expires in March 2016 and the reasonably assured lease terms for the Company’s facilities located in Longmont, Colorado expire in May 2005 and in March 2008. The portion of operating lease obligations that is related to optional extension periods for our Boulder facility is $1.0 million, $4.5 million and $33.8 million for the fiscal years 2008, 2009 and thereafter, respectively. Because the rental rates for the optional extension terms under the Company’s Longmont facility leases were undeterminable, no operating lease obligations beyond the original terms expiring in May 2005 and March 2008 are included in the foregoing table.

9. Financial Guarantees

At June 30, 2004 and June 30, 2003, the Company had restricted cash of $1.3 million and $1.1 million, respectively, as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued during the fiscal years of 2003 and 2002 and increased during fiscal year 2004 in relation to the Company’s facilities leases.

10. Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute 1% to 60% of their salary; subject to eligibility requirements and annual IRS limits. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. During fiscal year 2004, 2003 and 2002, the Company paid matching contributions of approximately $326,000, $351,000 and $269,000, respectively. Company contributions are fully vested after four years of employment.

11. Stock Compensation Plans, Stock Warrants and Stockholder Rights Plan

  Stock Options

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering, the Plan became effective and no additional grants were made under the 1998 Plan. A total of 10,728,370 shares of common stock have been reserved for issuance under the Plan to eligible employees, consultants and directors of the Company. Additional authorized shares may be reserved on any given day in an amount equal to the difference between: (i) 25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Plan plus the number of shares available for future grants of awards under the Plan on that date. The number of shares available for issuance under the Plan as incentive stock options may not exceed 10,728,370 shares. The Plan provides that this number will increase on January 1 of each year from 2003 through 2006 by 250,000 shares, provided that this number may not exceed the total number of shares reserved under the Plan. As of June 30, 2004, there were 1,851,887 shares available for future issuance under the Plan.

The Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock.

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

  Deferred Stock-Based Compensation

As of June 30, 2004 and 2003, the Company had deferred stock compensation balances of approximately $151,000 and $2.2 million, respectively, in accordance with APB 25, SFAS 123 and FIN 44, related to certain stock options granted to employees prior to the Company’s initial public offering. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, which is generally four years, except for options with performance-based vesting provisions. The Company recognized stock compensation expense of $2.0 million, $1.9 million and $2.4 million for fiscal years 2004, 2003 and 2002, respectively.

  Employee Stock Purchase Plan

During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, shareholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the Plan. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, the Company permits periodic purchases of stock, known as purchase periods. Currently, offering periods are six-month periods. The purchase periods are currently three-month periods. The Compensation Committee may modify the duration of the offering periods and the purchase periods in the future. At the end of each of four purchase periods during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. The purchase periods under the Purchase Plan end on March 31, June 30, September 30 and December 31 of each year. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan. For the fiscal years 2004, 2003 and 2002, total shares issued under the Purchase Plan were 240,865, 272,141 and 258,766, respectively. As of June 30, 2004, there were 338,468 shares available for future issuance under the Purchase Plan.

  Stock Warrants

During fiscal years 1999 and 2000 the Company had issued warrants to purchase shares of the Company’s preferred stock, generally in connection with the Company’s equipment financing. Upon the closing of the Company’s initial public offering in November 2000, in conjunction with the automatic conversion of the preferred stock, these warrants became exercisable for the same number of shares of common stock. The warrants expire on various dates through fiscal year 2009. During July 2001, warrants to acquire 63,750 shares of common stock were exercised on a “net” basis, resulting in the issuance of 33,437 shares of common stock. As of June 30, 2004 and 2003, no warrants were outstanding.

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

12. Common Stock

On February 12, 2002, the Company completed a follow-on public offering of 3,450,000 shares of its common stock, including 450,000 shares for the exercise of the underwriters’ over-allotment option. The Company received net proceeds of $31.8 million from this public offering, net of $2.7 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

During fiscal year 2002 and 2003, the Company received approximately $124,000 and $157,000, respectively, from two separate Company founders as full repayment of outstanding note receivable balances, including accrued interest. These payments were in connection with the purchase by the founders of shares of the Company’s common stock in May 1998. All notes receivable for common stock have been fully repaid by the Company’s founders.

13. Income Taxes

A deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

A reconciliation of the Company’s effective tax rate from the federal statutory income tax rate is as follows:

	Years Ended June 30,
	2004	2003	2002
	(Restated, See Note 2)
Expected federal income tax expense at statutory rate of 34%	34.0%	34.0%	34.0%
Effect of permanent differences	(1.4)%	(1.7)%	(12.2)%
State income tax expense, net of federal benefit	2.9%	2.9%	1.9%
Valuation allowance	(35.5)%	(35.2)%	(23.7)%
	—%	—%	—%

The components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2004	2003
	(Restated, See Note 2)
Deferred tax assets:
Net operating loss carryforwards	$17,385,247	$14,113,901
Research and development credit carryforwards	2,728,800	1,768,962
Deferred revenue	5,249,571	—
Deferred rent	421,024	249,886
Inventory reserve	2,456,201	2,094,262
Other	293,109	266,584
	28,533,952	18,493,595
Valuation allowance	(27,002,434)	(16,444,458)
	1,531,518	2,049,137
Deferred tax liabilities:
Depreciation	(1,531,518)	(2,049,137)
Net deferred tax assets and liabilities	$—	$—

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

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could be triggered by subsequent sales of securities by the Company or its stockholders.

14. Selected Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for fiscal years 2004 and 2003.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Restated, See Note 2)
FISCAL YEAR 2004
Total revenue	$7,195,472	$7,594,913	$9,687,916	$10,352,689
Cost of revenue	5,082,322	5,069,887	6,105,934	7,026,373
Provision for excess inventory	—	—	5,616,424	—
Net loss	(6,052,199)	(6,376,670)	(9,848,208)	(3,688,783)

Basic and diluted net loss per share (1)	(0.21)	(0.22)	(0.34)	(0.13)

FISCAL YEAR 2003
Total revenue	$10,503,746	$9,502,439	$8,026,517	$7,092,711
Cost of revenue	6,032,153	5,702,825	5,786,078	4,421,710
Provision for excess inventory	—	—	—	4,100,000
Net loss	(1,325,788)	(3,005,482)	(6,225,080)	(9,464,041)

Basic and diluted net loss per share	(0.05)	(0.11)	(0.22)	(0.34)

(1) Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the full fiscal year.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that, as of June 30, 2004, Array’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended June 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of fiscal 2005, management implemented certain controls, including implementing a compliance checklist and secondary review of new leases, to ensure that facilities leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and Financial Accounting Standards Board Technical Bulletin
No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	FINANCIAL STATEMENTS

The financial statements are listed under Part II, Item 8 of this report.

Index to Financial Statements

	(a)	Balance Sheets at June 30, 2004 and 2003

	(b)	Statements of Operations for each of the three years in the period ended June 30, 2004

	(c)	Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2004

	(d)	Statements of Cash Flows for each of the three years in the period ended June 30, 2004

	(e)	Notes to Financial Statements

	2.	FINANCIAL STATEMENT SCHEDULES

Schedule II was not restated and therefore has not been provided with this filing. See the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 for the original schedule.

	3.	EXHIBITS

Exhibits are set forth in the “Exhibit Index” below.

(b)	EXHIBITS – Registrant hereby files as part of this Annual Report Form 10-K/A the exhibits listed on the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: September 12, 2005
By: /s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

EXHIBIT INDEX

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002