Form 10-Q
period 2005-09-30
ARRAY BIOPHARMA INC
filed 2005-11-09
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
Yes ☐   No ☒

As of October 31, 2005, the registrant had 38,613,771 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$8,158,808	$12,429,526
Marketable securities	73,547,648	78,296,782
Restricted cash - current	—	1,979,678
Accounts receivable, net	682,416	679,609
Inventories, net	2,013,351	2,153,486
Prepaid expenses and other	990,970	1,025,871
Total current assets	85,393,193	96,564,952

Property, plant and equipment	63,053,685	61,516,975
Less accumulated depreciation and amortization	(32,550,911)	(30,210,523)
Property, plant and equipment, net	30,502,774	31,306,452

Restricted cash - long term	2,000,000	—
Other assets	80,246	80,246

Total assets	$117,976,213	$127,951,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,887,605	$3,708,656
Advance payments from collaborators - current	3,914,805	6,698,292
Accrued compensation and benefits	2,430,117	4,320,755
Deferred rent - current	377,323	341,555
Other current liabilities	1,247,802	1,061,080
Total current liabilities	12,857,652	16,130,338

Long term liabilities
Advance payments from collaborators - long term	625,000	937,500
Deferred rent and other liabilities	1,241,419	1,354,533
Long term debt	11,327,235	10,000,000
Other long term liabilities	188,876	113,933
Total long term liabilities	13,382,530	12,405,966
Total liabilities	26,240,182	28,536,304

Stockholders’ equity
Preferred stock	—	—
Common stock	38,555	38,467
Additional paid-in capital	195,796,491	193,696,156
Accumulated other comprehensive loss	(386,793)	(279,098)
Accumulated deficit	(103,712,222)	(94,040,179)
Total stockholders’ equity	91,736,031	99,415,346

Total liabilities and stockholders’ equity	$117,976,213	$127,951,650

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue
Collaboration revenue	$8,283,415	$7,344,508
License and milestone revenue	2,958,332	2,512,499
Total revenue	11,241,747	9,857,007

Operating expenses (1)
Cost of revenue	9,389,645	8,793,127
Research and development for proprietary drug discovery	8,625,344	4,482,125
Selling, general and administrative expenses	3,454,303	2,335,191
Total operating expenses	21,469,292	15,610,443

Loss from operations	(10,227,545)	(5,753,436)

Interest expense	(128,531)	—
Interest income	684,033	138,108
Net loss	$(9,672,043)	$(5,615,328)

Basic and diluted net loss per share	$(0.25)	$(0.19)

Number of shares used to compute per share data	38,498,215	28,907,169

(1)

Operating expenses include stock-based compensation expense of $1.7 million and approximately $151,000 for the three months ended September 30, 2005 and 2004, respectively. See Note 1 to the Unaudited Notes to Condensed Financial Statements.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(9,672,043)	$(5,615,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,351,859	1,964,621
Stock-based compensation expense	1,746,428	151,004
Deferred rent credits	(77,346)	—
Changes in operating assets and liabilities	(3,374,027)	(1,283,959)

Net cash used in operating activities	(9,025,129)	(4,783,662)

Investing activities
Purchases of property, plant and equipment	(1,547,936)	(1,086,310)
Purchases of marketable securities	(23,883,561)	(22,997,926)
Proceeds from sale and maturity of marketable securities	28,525,000	25,450,000
Increase in restricted cash	(20,322)	(726,455)

Net cash provided by investing activities	3,073,181	639,309

Financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	353,995	400,221
Proceeds from the issuance of long term debt	1,327,235	—

Net cash provided by financing activities	1,681,230	400,221

Net decrease in cash and cash equivalents	(4,270,718)	(3,744,132)
Cash and cash equivalents, beginning of period	12,429,526	6,499,589

Cash and cash equivalents, end of period	$8,158,808	$2,755,457

Supplemental disclosure of cash flow information

Cash paid for interest was $83,886 and $0 for the three-month periods ended September 30, 2005 and 2004.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2005, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 13, 2005, with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

   Cash Equivalents and Marketable Securities

Cash equivalents consist of short term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase and may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality. Marketable securities consist of similar financial instruments with maturities of greater than three months.

At September 30, 2005 and June 30, 2005, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale is included in investment income. The cost of securities sold is based on the specific identification method.

   Inventories

Inventories consist of individual chemical compounds in the form of Optimer® building blocks available-for-sale and commercially available fine chemicals used in the Company’s proprietary drug discovery programs and research collaborations. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company designs and produces the chemical compounds comprising its Optimer building blocks and capitalizes costs into inventory only after technological feasibility has been established. The Company reviews its chemical inventories periodically and, when required, writes down the carrying cost for non-marketability to estimated net realizable value through an appropriate reserve.

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

Revenue from license fees and up-front fees is non-refundable and is recognized on a straight-line basis over the expected period of the related research program. Milestone payments are non-refundable and are recognized as revenue over the expected period of the related research program. A portion of each milestone payment is recognized at the date the milestone is achieved. The amount recognized is determined using the applicable percentage of the research term that has elapsed at the date the milestone is achieved. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

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

   Accounting for Share-Based Compensation

Effective July 1, 2005, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Plan”) is recognized as compensation expense over the option-vesting period. In addition, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered to be a compensatory plan under SFAS 123R as purchases are made at a discount to the market price of the Company’s common stock as reported on the first or last day of each quarterly offering period (whichever is lower). Compensation expense is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to July 1, 2005, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of the Company’s common stock under the Purchase Plan or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The Company recorded $1.7 million, or $0.05 per share, of total stock-based compensation expense for the three-month period ended September 30, 2005 as required by the provisions of SFAS 123R. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options.  This charge had no impact on the Company’s reported cash flows. For the three-month period ended September 30, 2004, the Company recorded approximately $151,000 of stock compensation expense pursuant to APB 25 associated with the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to its initial public offering of common stock in November 2000. The breakdown of total stock-based compensation by expense category was as follows.

	Three Months Ended September 30,
	2005	2004

Cost of revenue	$525,271	$113,251
Research and development for proprietary drug discovery	412,713	—
Selling, general and administrative expenses	808,444	37,753
Total	$1,746,428	$151,004

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of September 30, 2005 are not directly comparable to the same period in the prior year.

As required by SFAS 123R, the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to July 1, 2005 is amortized to expense over the option-vesting period as illustrated below.

Three Months Ended September 30, 2004

Net loss, as reported	$(5,615,328)
Add: Stock-based employee compensation expense included in reported net loss	151,004

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(1,772,708)
Pro forma net loss	$(7,237,032)

Net loss per share:
Basic and diluted - as reported	$(0.19)
Basic and diluted - pro forma	$(0.25)

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company increased the estimated life of stock options granted beginning in fiscal 2006 as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average. The Company based its estimate of expected volatility for fiscal year 2006 on daily historical trading data of its common stock from November 2000, the date of the Company’s initial public offering, through the last day of the applicable period. For fiscal year 2005, the Company based its volatility estimate under the same method as fiscal year 2006, using the period from November 2001 through the last day of the applicable period.

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Option Life (Years)
Fiscal Year 2006	4.19%	0%	77.9%	6.38
Fiscal Year 2005	3.70%	0%	75.5%	5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options or common stock purchased under the Purchase Plan. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A summary of option activity under the Plan as of September 30, 2005, and changes during the three-month period then ended is presented below.

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding Balance, June 30, 2005	6,634,541	$6.46	—	—
Granted	1,804,400	6.52	—	—
Exercised	(34,104)	1.89	—	—
Forfeited	(69,472)	7.65	—	—
Outstanding Balance, September 30, 2005	8,335,365	6.48	7.2	$41,902,494

Exercisable shares as of September 30, 2005	4,578,235	6.12	5.9	$23,870,522

The weighted-average, grant-date fair value of options granted during the three-month period ended September 30, 2005 was $4.67. The total intrinsic value of options exercised during the three-month period ended September 30, 2005 was $144,389.

A summary of the status of the Company unvested shares as of September 30, 2005, and changes during the three-month period then ended is presented below.

Unvested Shares Issued Under the Plan

	Unvested Shares	Weighted- Average Grant-Date Fair Value
Unvested Balance, June 30, 2005	2,649,739	$4.88
Granted	1,804,400	4.67
Vested	(627,537)	4.71
Forfeited	(69,472)	5.28
Unvested Balance, September 30, 2005	3,757,130	4.80

As of September 30, 2005, there was $13.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 2.13 years.

   Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended September 30,
	2005	2004

Net loss	$(9,672,043)	$(5,615,328)
Change in unrealized gain (loss) on marketable securities	(107,695)	58,873
Total comprehensive loss	$(9,779,738)	$(5,556,455)

   Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents relating to these stock options excluded from the diluted loss per share calculations for the three-month period ended September 30, 2005 and 2004 were 507,191 shares and 574,149 shares, respectively.

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

Note 2: Cash, Cash Equivalents and Marketable Securities

All cash, cash equivalents, marketable securities and restricted cash classified as available-for-sale as of September 30, 2005 and June 30, 2005 consist of the following:

	September 30,	June 30,
	2005	2005
Cash and cash equivalents:
Cash	$474,139	$440,958
Money market fund	7,684,669	11,988,568
Total	$8,158,808	$12,429,526

Marketable securities:
Auction rate securities	$16,564,174	$28,553,313
Federal agency mortgage-backed securities	56,983,474	49,743,469
Total	$73,547,648	$78,296,782

Restricted cash (current and long term):
Money market fund	$2,000,000	$1,979,678

At June 30, 2005, the Company had restricted cash of $2.0 million as a compensating balance to support outstanding standby letters of credit. The standby letters of credit were issued in prior years in relation to the

Company’s facilities leases. During September 2005, the standby letters of credit were cancelled and reissued under the terms of the Company’s Loan and Security Agreement with Comerica Bank. The restricted cash was transferred from the Company’s previous bank to Comerica Bank in accordance with the financial covenants of the Loan and Security Agreement.

Debt securities at September 30, 2005 and June 30, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	September 30,	June 30,
	2005	2005
Marketable securities:
Due in one year or less	$52,077,200	$56,147,883
Due after one year through two years	21,470,448	22,148,899
Total	$73,547,648	$78,296,782

The Company has included marketable securities due after one year within current assets, as these investments are available for use in current operating activities.

Note 3: Inventory Components

	September 30,	June 30,
	2005	2005

Fine chemicals	$2,981,689	$2,884,541
Optimer building blocks	2,100,142	2,186,260
Total inventories at cost	5,081,831	5,070,801
Less reserves	(3,068,480)	(2,917,315)
Total inventories, net	$2,013,351	$2,153,486

Note 4: Long Term Debt

On June 28, 2005, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Comerica” or “Bank”). The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 4.75% per annum and a maturity date of June 28, 2010. Up to $5 million in equipment advances are available to the Company from time to time through December 28, 2006 to finance the purchase of equipment, capitalized software and tenant improvements. As of September 30, 2005, the Company has received $1.3 million of equipment advances, which currently have an interest rate of 4.75% per annum and a maturity date of June 28, 2010. A revolving line of credit, with a maturity date of June 28, 2008, in the amount of $2 million is available to support outstanding standby letters of credit that have been issued in relation to the Company’s facilities leases.

Interest on the loans is payable in monthly installments, with a balloon payment of $11.3 million due in June 2010, based on current amounts outstanding as of September 30, 2005. The loans require the Company to maintain a minimum balance of $2 million in an interest earning Comerica money market account that has been classified as restricted cash on the Company’s balance sheet. The agreement also contains certain covenants that restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments.

Based on the outstanding debt balances and interest rates in effect as of September 30, 2005, the aggregate future minimum interest payments of the Loan and Security Agreement are $404,000 for the remainder of fiscal 2006, $538,000 in each of fiscal years 2007, 2008, 2009 and 2010 with $11.3 million of principal payable in 2010.

Note 5: Operating Lease

Amendment to Lease Agreement. On August 5, 2005, the Company amended two existing Lease Agreements , dated February 28, 2000 and February 11, 2002 (the “Prior Lease Agreements”), for two buildings the Company occupies in Longmont, Colorado under the terms of an Addendum #4 with the lessor of these facilities (the “Amendment”). The Company currently leases approximately 75,000 square feet under the Prior Lease Agreements. Under the Amendment, the Company has the option to expand its leased space by up to an additional 80,000 square feet of space in adjacent buildings. In addition, the Company has the right to purchase each of the leased buildings, including the expansion space. The Amendment provides for monthly lease payments along with 3% annual increases.

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

Note 6: Segment and Geographic Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of the Company’s property, plant and equipment is within the United States. The following table details revenue from customers by geographic area based on the country in which collaborators are located or the destination where compounds from the Company’s inventories are shipped.

	Three Months Ended September 30,
	2005	2004

North America	$6,969,425	$5,803,660
Europe	3,514,017	3,172,483
Japan and Asia-Pacific	758,305	880,864
Total revenue	$11,241,747	$9,857,007

Approximately 94% and 98% of the revenue generated from Europe during the three-month period ended September 30, 2005, and 2004, respectively, related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden. No other individual international country exceeded 10% of the Company’s revenue for these same periods.

During the three-month period ended September 30, 2005, revenue from three of the Company’s customers represented approximately 31%, 29% and 18% of total revenue, while three of the Company’s customers represented approximately 32%, 22% and 11% of total revenue for the comparative period in fiscal 2005.

Note 7: Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance of ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company adopted this statement during the first quarter of fiscal 2006, and there was no impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary assets – an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the first quarter of fiscal 2006 and there was no impact on its financial condition or results of operations.

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

Note 8. Stock Compensation Plans

  Stock Options

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering, the Plan became effective and no additional grants were made under the 1998 Plan. A total of 10,728,370 shares of common stock have been reserved for issuance under the Plan to eligible employees, consultants and directors of the Company. Additional authorized shares may be reserved on any given day in an amount equal to the difference between: (i) 25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Plan plus the number of shares available for future grants of awards under the Plan on that date. The Plan provides that this number will increase on January 1 of each year from 2003 through 2006 by 250,000 shares, provided that this number may not exceed the total number of shares reserved under the Plan. As of September 30, 2005, there were 3,413,344 shares available for future issuance under the Plan.

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

  Employee Stock Purchase Plan

During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, stockholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the Plan. The Purchase Plan provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, the Company permits periodic purchases of stock, known as purchase periods. Currently, offering periods are six-month periods. The purchase periods are currently three-month periods. The Compensation Committee may modify the duration of the offering periods and the purchase periods in the future. At the end of each of four purchase periods during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. The purchase periods under the Purchase Plan end on March 31, June 30, September 30 and December 31 of each year. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year, may participate in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan. For the three months ended September 30, 2005 total shares issued under the Purchase Plan were 53,928. As of September 30, 2005, there were 104,635 shares available for future issuance under the Purchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities, the expected level of our investment in proprietary research and our future headcount and capital expenditure requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 13, 2005. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

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

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through September 30, 2005, we have recognized $163.9 million in research funding, and we have generated $18.2 million in up-front payments and $6.7 million in milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $190.0 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of September 30, 2005, we had an accumulated deficit of $103.7 million.

Revenue. We generate revenue through the out-licensing of select proprietary drug discovery programs for license and up-front fees, research funding based on the number of full-time equivalents contractually assigned to the program, and research and development milestone payments. We also have the potential to generate revenue from royalties on future product sales. Four programs have been out-licensed to date, and we have received up-front license fees of $18 million in total from AstraZeneca, Genentech, Inc. and Amgen Inc.

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

We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for their internal research purposes. We are no longer developing new Lead Generation Libraries other than for our proprietary research. Under our existing agreements, we retain all other rights to the compounds, which permits us to license the same compounds to other collaborators. Some of our existing Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. Lead Generation Library revenue represented less than 1% of total revenue for the three-month period ended September 30, 2005 and approximately 4% of revenue for the full 2005 fiscal year. Future revenue from any sales of compounds in our Lead Generation Library is not expected to be significant.

We report revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

Revenue recognition. We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. Milestone payments are non-refundable and are recognized as revenue over the expected period of the related research program. A portion of each milestone payment is recognized as of the date the milestone is achieved. The amount recognized is determined using the applicable percentage of the research term that has elapsed at the date the milestone is achieved. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

Customer concentration. Our top 20 collaborators contributed over 98% of our total revenue for the first three months of fiscal 2006, and our current top three collaborators, Genentech, AstraZeneca and InterMune, Inc, accounted for 31%, 29%, and 18%, respectively, of our total revenue. During the same period of fiscal year 2005, AstraZeneca, Genentech, and Eli Lilly and Company accounted for 32%, 22%, and 11%, respectively, of our total revenue. In general, our collaborators may terminate their collaboration agreements with us on 30 to 90 days’ prior notice.

Cost of revenue. Cost of revenue consists mainly of compensation, associated fringe benefits and other collaboration-related costs, including research and development conducted for our collaborators, supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. Fine chemicals consumed as well as any required inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventories periodically and, when required, write down the carrying cost of our inventories for non-marketability to estimated net realizable value through an appropriate reserve.

Research and development expenses for proprietary drug discovery. Research and development expenses for proprietary drug discovery consists of all costs associated with our proprietary drug development pipeline, including compensation and fringe benefits, consulting and outsourced services, laboratory supplies, and allocated facility costs and depreciation. When an internal proprietary program is out-licensed, all subsequent costs of the out-licensed program are reported as cost of revenue.

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

Business development. We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 38% of our total revenue during the first three months of fiscal year 2006, down from 41% for the same period in the prior year. Our international revenue is primarily attributable to both European and Japanese collaborations. All of our collaboration agreements and purchase orders are denominated in United States dollars.

Future outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. We also intend to evaluate opportunities to grow our product pipeline by acquiring or in-licensing later-stage clinical programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. In addition, we will fully recognize through November 2005 the remaining $1.7 million in revenue from previously received up-front and milestone payments from out-licensed proprietary programs. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, it is unlikely that this revenue will be replaced during the remainder of fiscal 2006. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described in the risk factors included in our annual report on Form 10-K filed with the SEC on September 13, 2005, and in other reports we file with the SEC.

Results of Operations

	Three Months Ended September 30,		% increase Sept. 2005
	2005	2004	over Sept. 2004
	(in thousands)
Revenue
Collaboration revenue	$8,284	$7,345	13%
License and milestone revenue	2,958	2,512	18%
Total revenue	$11,242	$9,857	14%

Three Months Ended September 30, 2005 and 2004

Revenue. Total revenue for the three months ended September 30, 2005 was $11.2 million, up 14% from $9.9 million in the same period of the prior year. Collaboration revenue from research collaborations increased $2.8 million as a result of expanded programs with Genentech and InterMune. This increase was partially offset by a decrease in revenue of $1.8 million from research programs that expired in fiscal 2005 with QLT Inc. and Japan Tobacco Inc., as well as the expiration of one of our two research programs with Eli Lilly.

License and milestone revenue increased by approximately $446,000 during the three months ended September 30, 2005 over the same period of the prior year. This increase was due to the recognition of the majority of a $500,000 milestone payment received from AstraZeneca in August 2005 for advancing our out-licensed compound, ARRY-142886, into Phase Ib clinical trials.

Cost of revenue. Cost of revenue increased by approximately $597,000 during the three-month period ended September 30, 2005 over the same period of the prior year, primarily due to the recording of approximately $525,000 of stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment – an amendment of FASB Statement No. 123 and 95 (“SFAS 123R”). For the same period in the prior year we expensed approximately $113,000 of stock compensation expense, associated with the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to our initial public offering of common stock in November 2000. In addition, during June 2005, we began amortizing the cost of leasehold improvements for our facility located in Boulder, Colorado over the remaining 34 months of our initial lease term. Prior to that, all leasehold improvements were amortized over a period of 15 years, which included optional lease extension periods we were reasonably assured of exercising at that time. This change in useful life resulted in approximately $120,000 of additional leasehold improvement amortization to cost of revenue for the three-month period ended September 30, 2005 compared to the same period of the prior year.

Research and development expenses for proprietary drug discovery. Research and development expenses for proprietary drug discovery increased 92% during the three-month period ended September 30, 2005, over the same period of the prior year. This increase was primarily due to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing. The most significant increase in costs came from outsourced pharmacology studies to support the advancement of our ErB2/EGFR, P38, Mek for inflammation, and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery programs and advance our programs potentially through clinical development. For the three-month period ended September 30, 2005, we expensed approximately $413,000 related to stock-based compensation in accordance with SFAS 123R. In addition, as described in cost of revenue above, we recorded approximately $260,000 of additional leasehold improvement amortization to research and development expenses for proprietary drug discovery for the three-month period ended September 30, 2005 compared to the same period of the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 48% during the three-month period ended September 30, 2005, over the same period of the prior year. The increase was primarily the result of approximately $808,000 of stock-based compensation in accordance with SFAS 123R. In addition, we incurred approximately $166,000 of costs during the first quarter of fiscal 2006 related to the audit of our internal control over financial reporting for fiscal year 2005 in compliance with Section 404 of the Sarbanes-Oxley Act. The remaining increase was attributable to increases in compensation and benefits, as well as patent and patent application costs related to our expanding proprietary drug development programs. We expect patent related costs to continue to increase in the near term and the Section 404 compliance related costs to increase during the second half of the fiscal year.

Interest expense. During the three-month period ended September 30, 2005, we incurred interest expense of approximately $129,000 associated with borrowings related to the Loan and Security Agreement that we entered into on June 28, 2005.

Interest income. Interest income increased to approximately $684,000 for the three-month period ended September 30, 2005, from approximately $138,000 in the same period of the prior year primarily due to higher investment interest rates earned on higher average cash and investment balances.

Share-Based Compensation. Effective July 1, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Plan”) and purchases of common stock by our employees at a discount to the market price during quarterly offering periods under our Employee Stock Purchase Plan (the “Purchase Plan”). Prior to July 1, 2005, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of the Company’s common stock under the Purchase Plan or when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our Purchase Plan. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of September 30, 2005 are not directly comparable to the same period in the prior year.

As required by the provisions of SFAS 123R, we recorded $1.7 million, or $0.05 per share, of total share-based compensation expense for the three-month period ended September 30, 2005, which is allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option-pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of September 30, 2005, there was $13.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 2.13 years. See Note 1, Accounting for Share-Based Compensation, to the Unaudited Notes to Condensed Financial Statements and Critical Accounting Policies – Share-Based Compensation below for more information about the adoption of SFAS 123R.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of September 30, 2005, cash, cash equivalents, marketable securities and restricted cash totaled $83.7 million compared with $92.7 million at June 30, 2005.

Net cash used in operating activities was $9.0 million and $4.8 million for the three months ended September 30, 2005, and 2004 respectively. During the first three months of fiscal year 2006, our net loss of $9.7 million was reduced by noncash charges of $4.0 million, primarily associated with depreciation, stock-based compensation and an increase in our net operating assets and liabilities, excluding cash and marketable securities, of approximately $3.4 million. Net operating assets and liabilities increased due to decreases in advance payment balances from collaborators and accrued compensation, which were partially offset by an increase in accounts payable. The combined balance of advance payments from collaborators decreased by $3.1 million due to the recognition of revenue from previously received up-front license and milestone payments. Accrued compensation decreased by $1.9 million primarily due to the payment of the fiscal year 2005 employee bonuses. Accounts payable increased by $1.2 million related to increased obligations for outsourced pharmacology services and laboratory equipment.

During the three months ended September 30, 2005, we invested $1.5 million in laboratory equipment, primarily for biology and drug metabolism operations, as well as in various computer hardware and software. Purchases of marketable securities used $23.9 million of cash while proceeds from the sale and maturity of marketable securities provided $28.5 million of cash. Financing activities provided $1.7 million of cash consisting of $1.3 million from the issuance of long term debt used to finance purchases of capital equipment and approximately $354,000 of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

As of September 30, 2005, we had a $10 million term loan and $1.3 million of equipment advances outstanding under our Loan and Security Agreement, which currently bear interest at the rate of 4.75% per annum. Interest on the loans is payable in monthly installments, with a balloon payment of $11.3 million due at maturity on June 28, 2010, based on current amounts outstanding as of September 30, 2005.We also have a revolving line of credit, with a maturity date of June 28, 2008, in the amount of $2 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2005.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$4,969	$8,057	$1,614	$7,144	$21,784
Purchase obligations	4,067	523	—	—	4,590
Debt obligations (including interest)	538	1,076	12,269	—	13,883
Total obligations	$9,574	$9,656	$13,883	$7,144	$40,257

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities range from five to seven years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

Due to the high cost to replace and the limited availability of laboratory facilities, we concluded that the exercise of a portion of our lease term options for at least 15 years was reasonably assured. During the last quarter of fiscal 2005, we reassessed our facility requirements and began to consider the possibility of consolidating operations in one of our existing locations, or a new location. While we have not yet made a final determination whether to consolidate operations at one location, it is no longer reasonably assured that we will remain in our Boulder, Colorado location beyond the initial lease term, which ends in March 2008. We have not changed our determination that it is reasonably assured that we will exercise certain of our lease extensions and lease our other facility, located in Longmont, Colorado, for at least another 13 years. Therefore, we have included in our operating lease obligations reflected in the table above the cash to be paid for our facility leases for the remaining reasonably assured lease terms of 2-1/2 years for our Boulder facility and 13 years for our Longmont facility. The portion of operating lease obligations that is related to optional extension periods for our Longmont facility is $4.8 million and is included within the “after 5 years” column above.

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

Revenue from license fees and up-front fees is non-refundable and is recognized on a straight-line basis over the expected period of the related research program. Milestone payments are non-refundable and are recognized as revenue over the expected period of the related research program. A portion of any milestone payment is recognized at the date the milestone is achieved which is determined using the applicable percentage of the research term that has elapsed at the date the milestone is achieved. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

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

     Share-Based Compensation

During the first quarter of fiscal 2006, we adopted the fair value method of accounting for share-based awards using the modified-prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options granted under the Plan and purchases of common stock by employees at a discount to market price under the Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Compensation expense for quarterly purchases under the Purchase Plan is recognized based on the estimated fair value of the common stock during each quarterly offering period and the percentage of the purchase discount. Prior to July 1, 2005, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of common stock under the Purchase Plan or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of September 30, 2005 are not directly comparable to the same period in the prior year.

Under SFAS 123R, we use the Black-Scholes pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. Previously, we calculated the estimated life based on the expectation that options would be exercised on average five years after the date of grant. We determined expected volatility for fiscal year 2006 using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable period. For fiscal year 2005, we determined expected volatility using the same method as fiscal year 2006, using the period from November 2001 through the last day of the applicable period. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. See Note 1, Accounting for Stock-Based Compensation, to our financial statements for more information about the adoption of SFAS 123R.

Recent Accounting Pronouncements

For a summary description of recent accounting pronouncements, see Note 7 to the Unaudited Notes to Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short term marketable securities. Due to the nature and short term maturities of our short term investments, we have concluded that there is no material market risk exposure. Based on outstanding investment balances at September 30, 2005, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $832,000.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility used for working capital purposes. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At September 30, 2005, we had $11.3 million of long term debt outstanding and the interest rate on our term loan and equipment advances was 4.75%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $113,000.

Foreign currency rate fluctuations. All of our collaboration agreements and purchase orders are denominated in United States dollars. Therefore, we are not exposed to changes in foreign currency exchange rates.

Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

In connection with the closing of the general ledger and the preparation of our Form 10-Q for the quarter ended September 30, 2005, errors were identified in the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”) and in the calculation of compensation expense under the provisions of SFAS 123R, which we were first required to adopt this quarter. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Management and the Audit Committee concluded that ineffective controls relating to the adoption of this new accounting pronouncement, the entry of transactional data and the application of certain assumptions used in the calculation of estimated fair value of share-based compensation under SFAS 123R could result in a material misstatement in Array’s annual or interim financial statements that would not be prevented or detected. Consequently, management and the Audit Committee have concluded that these control deficiencies constituted a material weakness as of September 30, 2005. Management has identified steps considered necessary to address these weaknesses, including additional training of finance personnel, additional review of transactional data, additional oversight of the entry of data relating to transactions, a comprehensive third party review of the processes used to gather and enter transactional data and the application of such data to critical accounting practices, and certain upgrades to our option tracking software. We intend to begin implementing these measures during the second quarter of fiscal 2006 and to test these controls during fiscal 2006 to determine if the material weakness has been remedied. While we believe that these steps will remedy the identified material weakness, there is a risk that these steps will not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that our internal control over financial reporting is effective as of the end of the fiscal year.

As a result of correcting the identified errors and changing certain methodologies used to calculate estimated fair value of share-based compensation under SFAS 123R, compensation expense increased by approximately $145,000 from the preliminary estimate of $1.6 million we previously announced in our earnings press release on October 31, 2005. The errors and the changes in methodology were detected during the review process and are reflected in the financial statements presented in this report.

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Because of the control deficiencies described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, Array’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control for financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARRAY BIOPHARMA INC.

Dated: November 9, 2005	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: November 9, 2005	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)