Form 10-Q
period 2005-12-31
ARRAY BIOPHARMA INC
filed 2006-02-06
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer  ☐     Accelerated Filer  ☒     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of January 31, 2006, the registrant had 38,819,242 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2005	June 30, 2005

ASSETS

Current assets
Cash and cash equivalents	$12,305,662	$12,429,526
Marketable securities	65,358,388	78,296,782
Restricted cash	—	1,979,678
Accounts receivable, net	1,578,968	679,609
Inventories, net	2,006,624	2,153,486
Prepaid expenses and other	1,675,161	1,025,871
Total current assets	82,924,803	96,564,952

Property, plant and equipment	63,719,235	61,516,975
Less accumulated depreciation and amortization	(34,591,942)	(30,210,523)
Property, plant and equipment, net	29,127,293	31,306,452

Other assets	80,246	80,246

Total assets	$112,132,342	$127,951,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,342,836	$3,708,656
Advance payments from collaborators - current	2,854,126	6,698,292
Accrued compensation and benefits	3,052,161	4,320,755
Deferred rent - current	430,256	341,555
Other current liabilities	1,872,680	1,061,080
Total current liabilities	12,552,059	16,130,338

Long term liabilities
Advance payments from collaborators - long term	312,500	937,500
Deferred rent and other liabilities	1,324,277	1,354,533
Long term debt	12,553,232	10,000,000
Other long term liabilities	350,398	113,933
Total long term liabilities	14,540,407	12,405,966

Total liabilities	27,092,466	28,536,304

Stockholders’ equity
Preferred stock	—	—
Common stock	38,674	38,467
Additional paid-in capital	197,801,830	193,696,156
Accumulated other comprehensive loss	(377,212)	(279,098)
Accumulated deficit	(112,423,416)	(94,040,179)
Total stockholders’ equity	85,039,876	99,415,346

Total liabilities and stockholders’ equity	$112,132,342	$127,951,650

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue
Collaboration revenue	$9,231,735	$9,548,445	$17,515,150	$16,892,953
License and milestone revenue	2,708,337	2,500,000	5,666,669	5,012,499
Total revenue	11,940,072	12,048,445	23,181,819	21,905,452

Operating expenses (1)
Cost of revenue	10,012,941	9,464,030	19,402,586	18,257,157
Research and development for proprietary drug discovery	7,801,805	5,312,484	16,427,149	9,794,609
Selling, general and administrative expenses	3,379,212	2,340,814	6,833,515	4,676,005
Total operating expenses	21,193,958	17,117,328	42,663,250	32,727,771

Loss from operations	(9,253,886)	(5,068,883)	(19,481,431)	(10,822,319)

Interest expense	(153,090)	—	(281,621)	—
Interest income	695,782	191,866	1,379,815	329,974
Net loss	$(8,711,194)	$(4,877,017)	$(18,383,237)	$(10,492,345)

Basic and diluted net loss per share	$(0.23)	$(0.16)	$(0.48)	$(0.35)

Number of shares used to compute per share data	38,616,654	30,705,855	38,557,434	29,806,512

(1) Operating expenses include share-based compensation expense of $1.7 million and $3.4 million for the three and six months ended December 31, 2005, respectively. For the three and six months ended December 31, 2004, share-based compensation expense was $0 and $151,004, respectively. See Note 1, Accounting for Share-Based Compensation, to the Unaudited Notes to Condensed Financial Statements.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Operating activities
Net loss	$(18,383,237)	$(10,492,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,627,076	3,923,980
Share-based compensation expense	3,411,043	151,004
Changes in operating assets and liabilities	(5,432,612)	1,154,116
Net cash used in operating activities	(15,777,730)	(5,263,245)

Investing activities
Purchases of property, plant and equipment	(2,414,162)	(2,777,815)
Purchases of marketable securities	(34,884,720)	(76,745,554)
Proceeds from sale and maturity of marketable securities	47,725,000	32,000,000
(Increase) decrease in restricted cash	1,979,678	(726,455)
Net cash provided by (used in) investing activities	12,405,796	(48,249,824)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	66,626,986
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	694,838	857,679
Proceeds from the issuance of long term debt	2,553,232	—
Net cash provided by financing activities	3,248,070	67,484,665

Net increase (decrease) in cash and cash equivalents	(123,864)	13,971,596
Cash and cash equivalents, beginning of period	12,429,526	6,499,589
Cash and cash equivalents, end of period	$12,305,662	$20,471,185

Supplemental disclosure of cash flow information

Cash paid for interest was $226,858 and $0 for the six months ended December 31, 2005 and 2004, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2005, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 13, 2005, with the Securities and Exchange Commission.

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

At December 31, 2005 and June 30, 2005, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition

Most of the Company’s revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates for its collaborators. The majority of collaboration revenue consists of fees received based on contracted annual rates for full time equivalent employees working on a project. The Company’s collaboration agreements also include license and up-front fees, milestone payments upon achievement of specified research or development goals and royalties on sales of resulting products. A small portion of the Company’s revenue comes from fixed fee agreements and from sales of compounds on a per-compound basis.

Collaboration agreements typically call for a specific level of resources as measured by the number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement. The Company recognizes revenue under its collaboration agreements on a monthly basis for fees paid to the Company based on hours worked. The Company recognizes revenue from sales of Lead Generation Library and Optimer building block compounds as the compounds are shipped, as these agreements are priced on a per-compound basis and title and risk of loss passes upon shipment to the Company’s customers.

Revenue from license fees and up-front fees is non-refundable and is recognized on a straight-line basis over the expected period of the related research program. Milestone payments are non-refundable and are recognized as revenue over the expected period of the related research program. A portion of each milestone payment is recognized when the milestone is achieved based on the applicable percentage of the research term that has elapsed. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

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

Accounting for Share-Based Compensation

Effective July 1, 2005, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) is recognized as compensation expense over the option-vesting period. In addition, the Company’s Employee Stock Purchase Plan (the “ESPP”) is considered to be a compensatory plan under SFAS 123R as purchases are made at a discount to the market price of the Company’s common stock as reported on the first or last day of each quarterly offering period (whichever is lower). Compensation expense is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to July 1, 2005, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of the Company’s common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The Company recorded $1.7 million and $3.4 million, or $0.04 and $0.09 per share, respectively, of total share-based compensation expense for the three and six months ended December 31, 2005 as required by the provisions of SFAS 123R, substantially all of which was related to stock options. The share-based compensation expense associated with stock options is calculated on a straight-line basis over the vesting periods of the related options. Share-based compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. These charges had no impact on the Company’s reported cash flows. In addition, during the three-month period ended September 30, 2004, the Company recorded approximately $151,000 of stock compensation expense pursuant to APB 25 associated with the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to its initial public offering of common stock in November 2000. Share-based compensation expense is allocated among the following categories:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Cost of revenue	$545,744	$—	$1,071,015	$113,251
Research and development for proprietary drug discovery	320,516	—	733,229	—
Selling, general and administrative expenses	798,355	—	1,606,799	37,753
Total	$1,664,615	$—	$3,411,043	$151,004

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three and six months ended December 31, 2005 are not comparable to the same periods in the prior year.

As required by SFAS 123R, the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to July 1, 2005 is amortized to expense over the option-vesting period as presented below.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net loss, as reported	$(4,877,017)	$(10,492,345)
Add: Share-based employee compensation expense included in reported net loss	—	151,004

Less: Total share-based employee compensation expense determined under fair value based method for all options granted	(1,822,570)	(3,595,278)
Pro forma net loss	$(6,699,587)	$(13,936,619)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$(0.35)
Basic and diluted - pro forma	$(0.22)	$(0.47)

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company increased the estimated life of stock options granted beginning in fiscal 2006 as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial application of a “simplified” method, which is based on the average of the vesting term and the term of the option. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average. The Company based its estimate of expected volatility for options granted in fiscal year 2006 on daily historical trading data of its common stock from November 17, 2000, the date of the Company’s initial public offering, through the last day of the applicable period. For options granted in fiscal year 2005, the Company based its volatility estimate under the same method as fiscal year 2006, using the period from November 1, 2001 through the last day of the applicable period.

	Average Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Option Life (Years)
First six months of Fiscal Year 2006	4.30%	0%	76.4%	6.38
First six months of Fiscal Year 2005	3.49%	0%	79.4%	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.

A summary of option activity under the Option Plan as of December 31, 2005, and changes during the six months then ended is presented below.

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in millions)
Outstanding Balance, June 30, 2005	6,634,541	$6.46
Granted	1,858,900	6.53
Exercised	(108,840)	1.17
Forfeited or expired	(283,383)	7.31
Outstanding Balance, December 31, 2005	8,101,218	6.51	7.0	$12.3
Exercisable shares as of December 31, 2005	4,689,629	6.33	5.7	$9.7

The weighted-average, grant-date fair value of options granted during the six-month period ended December 31, 2005 was $4.68 based on using the Black-Scholes option pricing model on the date of grant. The total intrinsic value of options exercised during the six-month period ended December 31, 2005 was approximately $618,000 and represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on the dates exercised. The foregoing table corrects certain errors in the Company’s presentation of total intrinsic value of outstanding options and exercisable options reported in the Company’s Form 10-Q for the quarter ended September 30, 2005.

A summary of the status of the Company unvested shares as of December 31, 2005, and changes during the six-month period then ended is presented below.

Unvested Shares Issued Under the Plan

	Nonvested Shares	Weighted- Average Grant-Date Fair Value
Unvested Balance, June 30, 2005	2,649,739	$4.88
Granted	1,858,900	4.68
Vested	(872,034)	5.16
Forfeited	(225,016)	4.86
Unvested Balance, December 31, 2005	3,411,589	4.69

Unrecognized Share-Based Compensation Expense

As of December 31, 2005, there was $11.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 2.0 years as follows:

(in thousands)
Fiscal Year 2006 - remaining periods	$2,605
Fiscal Year 2007	3,616
Fiscal Year 2008	2,842
Fiscal Year 2009	1,791
Fiscal Year 2010	805
$11,659

Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net loss	$(8,711,194)	$(4,877,017)	$(18,383,237)	$(10,492,345)

Change in unrealized gain (loss) on marketable securities	9,581	(20,275)	(98,114)	38,598
Total comprehensive loss	$(8,701,613)	$(4,897,292)	$(18,481,351)	$(10,453,747)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents relating to these stock options excluded from the diluted loss per share calculations for the three and six months ended December 31, 2005 were 1,382,458 shares and 1,380,623 shares, respectively. For the three and six months ended December 31, 2004 the number of common share equivalents were 1,213,282 shares and 1,196,876 shares, respectively.

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

Note 2: Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities classified as available-for-sale and restricted cash as of December 31, 2005 and June 30, 2005 consist of the following:

	December 31, 2005	June 30, 2005
Cash and cash equivalents:
Cash	$350,798	$440,958
Money market fund	11,954,864	11,988,568
Total	$12,305,662	$12,429,526

Marketable securities:
Auction rate securities	$5,759,852	$28,553,313
Federal agency mortgage-backed securities	59,598,536	49,743,469
Total	$65,358,388	$78,296,782

Restricted cash:
Money market fund	$—	$1,979,678

On December 28, 2005, the Company entered into a First Amendment to its Loan and Security Agreement (“First Amendment”) with Comerica Bank (“Comerica” or “Bank”). The First Amendment decreased the required minimum cash balance that the Company must maintain at the Bank to zero, as long as the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, is $40 million or higher. As of December 31, 2005, the Company’s total cash, cash equivalents and marketable securities exceeded $40 million; therefore none of the Company’s cash was restricted.

Debt securities at December 31, 2005 and June 30, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	December 31, 2005	June 30, 2005
Marketable securities:
Due in one year or less	$49,885,528	$56,147,883
Due after one year through two years	15,472,860	22,148,899
Total	$65,358,388	$78,296,782

The Company has included marketable securities due after one year within current assets, as these investments are available for use in current operating activities.

Note 3: Inventory Components

	December 31, 2005	June 30, 2005

Fine chemicals	$3,125,911	$2,884,541
Optimer building blocks	2,109,659	2,186,260
Total inventories at cost	5,235,570	5,070,801
Less reserves	(3,228,946)	(2,917,315)
Total inventories, net	$2,006,624	$2,153,486

Note 4: Long Term Debt

On June 28, 2005, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 5.5% per annum and a maturity date of June 28, 2010. Up to $5 million in equipment advances are available to the Company from time to time through December 28, 2006 to finance the purchase of equipment, capitalized software and tenant improvements. As of December 31, 2005, the Company has received $2.6 million of equipment advances, which currently have an interest rate of 5.5% per annum and a maturity date of June 28, 2010. A revolving line of credit, with a maturity date of June 28, 2008, in the amount of $2 million is available to support outstanding standby letters of credit that have been issued in relation to the Company’s facilities leases.

Interest on the loans is payable in monthly installments, with a balloon payment of $12.6 million due in June 2010, based on current amounts outstanding as of December 31, 2005. The agreement contains certain covenants that restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The agreement also requires the Company to maintain certain minimum balances in an interest earning Comerica money market account when the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, is below $40 million.

Based on the outstanding debt balances and interest rates in effect as of December 31, 2005, the aggregate future minimum interest payments of the Loan and Security Agreement are $345,000 for the remainder of fiscal 2006, $690,000 in each of fiscal years 2007, 2008, 2009 and 2010 with $12.6 million of principal payable in 2010.

Note 5: Stock Compensation Plans

Stock Options

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Option Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering, the Option Plan became effective and no additional grants were made under the 1998 Plan. A total of 14.2 million shares of common stock have been reserved for issuance under the Option Plan to eligible employees, consultants and directors of the Company. Of these shares, 4.8 million were authorized pursuant to the provision under the Option Plan which provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between: (i) 25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date. As of December 31, 2005, there were 3.6 million shares available for future grant under the Option Plan.

The Option Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock. A total of 7.75 million shares of common stock may be issued as incentive stock options as of January 1, 2006. The Option Plan provides that the number of shares reserved for issuance as incentive stock options increased on January 1 of each year from 2003 through 2006 by 250,000 shares, provided that this number did not exceed the total number of shares reserved under the Option Plan.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and other stock incentive awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, generally straight-line over a period of four years, and all other terms and conditions of each award.

Employee Stock Purchase Plan

During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, stockholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the ESPP. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, the Company permits periodic purchases of stock, known as purchase periods. During the first six months of fiscal 2006, the offering periods were six-month periods and the purchase periods were three-month periods. Effective January 1, 2006, the purchase periods will be 12-month periods. The Compensation Committee may modify the duration of the offering periods and the purchase periods again in the future. At the end of each purchase period during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year, may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. For the three and six months ended December 31, 2005 total shares issued under the ESPP were 54,660 and 108,588, respectively. As of December 31, 2005, there were 49,975 shares available for future issuance under the ESPP. On December 9, 2005, the Company’s Board of Directors approved an additional 450,000 shares of common stock for issuance under the ESPP, subject to shareholder approval.

Note 6: Operating Lease

Amendment to Lease Agreement. On August 5, 2005, the Company amended two existing Lease Agreements (the “Prior Lease Agreements”), for the two buildings totaling approximately 75,000 square feet that the Company occupies in Longmont, Colorado under the terms of an Addendum No.4 (the “Amendment”). Under the Amendment, the Company has the option to expand its leased space by up to an additional 80,000 square feet in three adjacent buildings. On December 2, 2005 and December 22, 2005, the Company entered into Addendum No.5 and Addendum No.6, respectively, representing the Company’s exercise of the option to occupy two of the three buildings. In addition, the Company has the right to purchase each of the leased buildings, including the expansion space. The Amendment provides for monthly lease payments along with 3% annual increases.

Addendum No. 5 also extended the lease terms under the Prior Lease Agreements for both buildings to May 31, 2013. The Company also has options to extend the term of the lease for three additional consecutive terms of five years each.

Note 7: Segment, Geographic and Concentration Information

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

North America	$7,809,300	$8,057,860	$14,778,725	$13,861,520
Europe	2,548,569	3,232,523	6,062,586	6,405,006
Japan and Asia-Pacific	1,582,203	758,062	2,340,508	1,638,926
Total revenue	$11,940,072	$12,048,445	$23,181,819	$21,905,452

Approximately 97% of the revenue generated from Europe during both the three months ended December 31, 2005, and 2004, is related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden. During the six months ended December 31, 2005 and 2004, revenue from AstraZeneca represented 95% and 97%, respectively, of the revenue generated from Europe. For the three and six months ended December 31, 2005, revenue generated primarily from two Japanese customers represented 13% and 10%, respectively, of total revenue. No other individual international country exceeded 10% of the Company’s revenue for any of the above periods.

During the three months ended December 31, 2005, revenue from three of the Company’s customers represented approximately 35%, 22%, and 21% of total revenue, while three of the Company’s customers represented approximately 34%, 26%, and 11% of total revenue for the comparative period in fiscal 2005. For the six-month period ended December 31, 2005, revenue from three of the Company’s customers represented approximately 33%, 25%, and 20% of total revenue, while three of the Company’s customers represented approximately 29%, 28%, and 11% of total revenue for the comparative period in fiscal 2005.

Note 8: Recent Accounting Pronouncement

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

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

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through December 31, 2005, we have recognized $173.1 million in collaboration revenue, and we have received $18.2 million in up-front payments and $7.7 million in milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $190.0 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 14 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of December 31, 2005, we had an accumulated deficit of $112.4 million.

Revenue. We generate revenue through the out-licensing of select proprietary drug discovery programs for license and up-front fees, research funding based on the number of full-time equivalents contractually assigned to the program, and research and development milestone payments. We also have the potential to generate revenue from royalties on future product sales. Four programs have been out-licensed to date to AstraZeneca, Genentech, Inc. and Amgen Inc., and we have received up-front license fees of $18.2 million in total for these programs.

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

We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for their internal research purposes. We are no longer developing new Lead Generation Libraries other than for our proprietary research. Under our existing agreements, we retain all other rights to the compounds, which permits us to license the same compounds to other collaborators. Some of our existing Lead Generation Library agreements allow our collaborators to obtain exclusive rights to commercialize particular compounds upon the payment of additional fees. Lead Generation Library revenue represented less than 1% of total revenue for each of the three and six months ended December 31, 2005 and approximately 4% of revenue for the full 2005 fiscal year. Future revenue from any sales of compounds in our Lead Generation Library is not expected to be significant.

We report revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

Revenue recognition. We recognize revenue from fees under our collaboration agreements on a monthly basis as work is performed. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. Milestone payments are non-refundable and are recognized as revenue over the expected period of the related research program. A portion of each milestone payment is recognized when the milestone is achieved based on the applicable percentage of the research term that has elapsed. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

Customer concentration. Our top 20 collaborators contributed approximately 99% of our total revenue for the first six months of fiscal 2006, and our current top three collaborators, Genentech, AstraZeneca and InterMune, Inc, accounted for 33%, 25%, and 20%, respectively, of our total revenue. During the same period of fiscal year 2005, AstraZeneca, Genentech, and Eli Lilly and Company accounted for 29%, 28%, and 11%, respectively, of our total revenue. In general, our collaborators may terminate their collaboration agreements with us on 30 to 90 days’ prior notice.

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

Business development. We currently license or sell our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license or sell our compounds and collaborations in Japan through an agent. International revenue represented 36% of our total revenue during the first six months of fiscal year 2006, down slightly from 37% for the same period in the prior year. Our international revenue is primarily attributable to both European and Japanese collaborations. All of our collaboration agreements and purchase orders are denominated in United States dollars.

Future outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. We also intend to evaluate opportunities to grow our product pipeline by acquiring or in-licensing later-stage clinical programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. In addition, as of November 2005, we have fully recognized all revenue from previously received up-front and milestone payments from out-licensed proprietary programs. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, it is unlikely that this revenue will be replaced during the remainder of fiscal 2006. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described in the risk factors included in our annual report on Form 10-K filed with the SEC on September 13, 2005, and in other reports we file with the SEC.

Results of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue
Collaboration revenue	$9,232	$9,548	$17,515	$16,893
License and milestone revenue	2,708	2,500	5,667	5,012
Total revenue	$11,940	$12,048	$23,182	$21,905

Three and Six Months Ended December 31, 2005 and 2004

Revenue. Total revenue for the three months ended December 31, 2005 was $11.9 million, down slightly from $12.0 million in the same period of the prior year. For the six months ended December 31, 2005, total revenue was $23.2 million, up 6% from $21.9 million in the same period of the prior year. Collaboration revenue from research collaborations increased by $4.1 million and $7.0 million for the three and six months ended December 31, 2005, respectively, over the same periods in the prior year, as a result of expanded programs with Genentech and InterMune and a new research collaboration with Ono Pharmaceutical Co., Ltd. These increases were partially offset by decreased collaboration revenue from research programs of $2.9 million and $4.4 million during the same time periods above, related to programs that expired in fiscal 2005 with QLT Inc., as well as the expiration of one of our two research programs with Eli Lilly. In addition, revenue from our programs with AstraZeneca declined over the first half of fiscal 2006 as the research-funding period expired in November 2005. Additionally, collaboration revenue from the sale of Lead Generation Libraries decreased during the three and six months ended December 31, 2005, by $1.5 million due to the sale of the remainder of our Lead Generation Library compounds to a single collaborator that occurred during December 2004.

License and milestone revenue increased by approximately $208,000 and $654,000 during the three and six months ended December 31, 2005, over the same periods of the prior year. This increase was due to the recognition of $1.5 million of milestone payments received from AstraZeneca during the first six months of fiscal 2006 for advancing our out-licensed compound, ARRY-142886, into Phase Ib clinical trials and the selection of a second clinical candidate. Partially offsetting this increase was one less month of recognized revenue from previously received up-front and milestone payments from out-licensed proprietary programs.

Cost of revenue. Cost of revenue increased by approximately 6% during each of the three and six months ended December 31, 2005 over the same periods of the prior year, primarily due to the recording of approximately $546,000 and $1.1 million, respectively, of share-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment – an amendment of FASB Statement No. 123 and 95 (“SFAS 123R”). During the three and six months ended December 31, 2004, we expensed $0 and approximately $113,000, respectively, of share-based compensation expense, associated with the final amortization of deferred stock option compensation related to grants prior to our initial public offering of common stock in November 2000. In addition, during June 2005, we began amortizing the cost of leasehold improvements for our facility located in Boulder, Colorado over the remaining months of our initial lease term, which ends March 2008. Prior to that, all leasehold improvements were amortized over a period of 15 years, which included optional lease extension periods we were reasonably assured of exercising at that time. This change in useful life resulted in approximately $143,000 and $263,000, respectively, of additional leasehold improvement amortization to cost of revenue for the three and six months ended December 31, 2005 compared to the same periods of the prior year.

Research and development expenses for proprietary drug discovery. Research and development expenses for proprietary drug discovery increased by approximately 47% and 68% during the three and six months ended December 31, 2005, over the same periods of the prior year. This increase was primarily due to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies to support the advancement of our ErB2/EGFR, P38, Mek for inflammation, and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery and development programs and advance our programs into and through clinical development. For the three and six months ended December 31, 2005, we expensed approximately $321,000 and $733,000, respectively, related to share-based compensation in accordance with SFAS 123R. In addition, as described in cost of revenue above, we recorded approximately $240,000 and $500,000, respectively, of additional leasehold improvement amortization to research and development expenses for proprietary drug discovery for the three and six months ended December 31, 2005 compared to the same periods of the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 44% and 46%, respectively, during the three and six months ended December 31, 2005, over the same periods of the prior year. The increase was primarily the result of approximately $798,000 and $1.6 million, respectively, of share-based compensation in accordance with SFAS 123R. The remaining increase was primarily attributable to increases in compensation expense, as well as costs associated with the audit of our internal control over financial reporting in compliance with Section 404 of the Sarbanes Oxley Act for the end of fiscal year 2005 and the first half of fiscal 2006. For the three and six months ended December 31, 2005, compensation expense increased by approximately $98,000 and $212,000, respectively, over the same periods of the prior year, while consulting and audit fees related to Section 404 compliance increased by approximately $61,000 and $174,000 for the same comparable periods.

Interest expense. During the three and six months ended December 31, 2005, we incurred interest expense of approximately $153,000 and $282,000, respectively, associated with borrowings related to the Loan and Security Agreement that we entered into on June 28, 2005.

Interest income. Interest income increased to approximately $696,000 and $1.4 million for the three and six months ended December 31, 2005, from approximately $192,000 and $330,000, respectively, in the same periods of the prior year. This increase was primarily due to higher investment interest rates earned on higher average cash and investment balances with the increased balances primarily being attributable to the Company’s public common stock offering in December 2004.

Share-Based Compensation. Effective July 1, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during each offering period under our Employee Stock Purchase Plan (the “ESPP”). Prior to July 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our ESPP. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of the three and six months ended December 31, 2005 are not directly comparable to the same periods in the prior year.

As required by the provisions of SFAS 123R, we recorded $1.7 million and $3.4 million, or $0.04 and $0.09 per share, respectively, of share-based compensation expense for the three and six months ended December 31, 2005. These amounts are allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of December 31, 2005, there was $11.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan. See Note 1, Accounting for Share-Based Compensation, to the Unaudited Notes to Condensed Financial Statements and Critical Accounting Policies – Share-Based Compensation below for more information about the adoption of SFAS 123R.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of December 31, 2005, cash, cash equivalents, restricted cash and marketable securities totaled $77.7 million compared with $92.7 million at June 30, 2005.

Net cash used in operating activities was $15.8 million and $5.3 million for the six months ended December 31, 2005, and 2004 respectively. During the first six months of fiscal year 2006, our net loss of $18.4 million was reduced by noncash charges of $8.0 million, primarily associated with depreciation, share-based compensation, and an increase in our net operating assets and liabilities, excluding cash and marketable securities, of approximately $5.4 million. Net operating assets and liabilities increased due to decreases in advance payment balances from collaborators and decreased accrued compensation and benefits. Advance payments from collaborators decreased by $4.5 million due to the recognition of revenue from previously received up-front license and milestone payments. Accrued compensation and benefits decreased by $1.3 million primarily due to the payment of the fiscal year 2005 employee bonuses during August 2005, partially offset by the bonus accrual amounts recorded through December 31, 2005 for fiscal 2006.

During the six months ended December 31, 2005, we invested $2.4 million in laboratory equipment, primarily for biology and drug metabolism operations, as well as in various computer hardware and software. Purchases of marketable securities used $34.9 million of cash while proceeds from the sale and maturity of marketable securities provided $47.7 million of cash. During the six months ended December 31, 2005, previously restricted cash in the amount of $2.0 million became available for use in operations. Financing activities provided $3.2 million of cash consisting of $2.6 million from the issuance of long term debt used to finance purchases of capital equipment and approximately $695,000 of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

As of December 31, 2005, we had a $10 million term loan and $2.6 million of equipment advances outstanding under our Loan and Security Agreement, which currently bear interest at the rate of 5.5% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $12.6 million is due at maturity of the loan on June 28, 2010, based on current amounts outstanding as of December 31, 2005. We also have a revolving line of credit, with a maturity date of June 28, 2008, in the amount of $2 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases.

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

In addition, our future capital requirements may be impacted if we do not receive milestone or royalty payments under our existing or future collaboration agreements. Our ability to realize these payments is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone or royalty revenue from the commercialization of these drugs.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2005.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$5,005	$7,026	$1,626	$6,935	$20,592
Purchase obligations	5,012	890	100	—	6,002
Debt obligations (including interest)	690	1,381	13,589	—	15,660
Total obligations	$10,707	$9,297	$15,315	$6,935	$42,254

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities range from seven to eight years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

Due to the high cost to replace and the limited availability of laboratory facilities, we concluded that the exercise of a portion of our lease term options for at least 15 years was reasonably assured. During the last quarter of fiscal 2005, we reassessed our facility requirements and began to consider the possibility of consolidating operations in one of our existing locations, or a new location. During the second quarter of fiscal 2006, we entered into an agreement to extend and expand our existing facility in Longmont, Colorado. Therefore it is no longer reasonably assured that we will remain in our Boulder, Colorado location beyond the initial lease term, which ends in March 2008. We have not changed our determination that it is reasonably assured that we will exercise certain of our lease extensions and lease our other facility, located in Longmont, Colorado, for at least another 13 years. Therefore, we have included in our operating lease obligations reflected in the table above the cash to be paid for our facility leases for the remaining reasonably assured lease terms of 2-1/4 years for our Boulder facility and 13 years for our Longmont facility. The portion of operating lease obligations that is related to optional extension periods for our Longmont facility is $4.8 million and is included within the “after 5 years” column above.

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

Most of our revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates for our collaborators. The majority of our collaboration revenue consists of fees received based on contracted annual rates for full time equivalent employees working on a project. Our collaboration agreements also include license and up-front fees, milestone payments upon achievement of specified research or development goals and royalties on sales of resulting products. A small portion of our revenue comes from fixed fee agreements and from sales of compounds on a per-compound basis.

Our collaboration agreements typically call for a specific level of resources as measured by the number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement. We recognize revenue under our collaboration agreements on a monthly basis for fees paid to us based on hours worked. We recognize revenue from sales of Lead Generation Library and Optimer building block compounds as the compounds are shipped, as these agreements are priced on a per-compound basis and title and risk of loss passes upon shipment to our customers.

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

Share-Based Compensation

During the first quarter of fiscal 2006, we adopted the fair value method of accounting for share-based awards using the modified-prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options granted under the Option Plan and purchases of common stock by employees at a discount to market price under the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Prior to July 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the periods ended September 30, 2005 and December 31, 2005 are not comparable to the same periods in the prior year.

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. Previously, we calculated the estimated life based on the expectation that options would be exercised on average five years after the date of grant. We determined expected volatility for fiscal year 2006 using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable period. For fiscal year 2005, we determined expected volatility using the same method as fiscal year 2006, using the period from November 2001 though the last day of the applicable period. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. See Note 1, Accounting for Share-Based Compensation, to our financial statements for more information about the adoption of SFAS 123R.

Recent Accounting Pronouncements

For a summary description of a recent accounting pronouncement, see Note 8 to the Unaudited Notes to Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short term marketable securities. Due to the nature and short term maturities of our short term investments, we have concluded that there is no material market risk exposure. Based on outstanding investment balances at December 31, 2005, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $773,000.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At December 31, 2005, we had $12.6 million of long-term debt outstanding and the interest rate on our term loan and equipment advances was 5.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $126,000.

Foreign currency rate fluctuations. All of our collaboration agreements and purchase orders are denominated in United States dollars. Therefore, we are not exposed to changes in foreign currency exchange rates.

Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

In connection with the closing of the general ledger and the preparation of our Form 10-Q for the quarter ended September 30, 2005, errors were identified in the adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”) and in the calculation of compensation expense under the provisions of SFAS 123R. In addition, management discovered a miscalculation and error in the disclosure of the aggregate intrinsic values included in Footnote 1, Accounting for Share-Based Compensation in the quarterly report filed on Form 10-Q for the quarter ended September 30, 2005. Management concluded that the errors associated with the disclosure of aggregate intrinsic values were not material and the disclosure has been corrected in this quarterly report.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Management and the Audit Committee concluded that ineffective controls relating to the adoption of this new accounting pronouncement, the entry of transactional data and the application of certain assumptions used in the calculation of estimated fair value of share-based compensation under SFAS 123R could result in a material misstatement in Array’s annual or interim financial statements that would not be prevented or detected. Consequently, management and the Audit Committee concluded that these control deficiencies constituted a material weakness. Management identified steps considered necessary to address these weaknesses, including additional training of finance personnel, additional review of transactional data, additional oversight of the entry of data relating to transactions, a comprehensive third party review of the processes used to gather and enter transactional data and the application of such data to critical accounting practices, and certain upgrades to our option tracking software. Management believes that the compensating internal controls and remediation efforts, taken as a whole, reduces the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended December 31, 2005. We began implementing the above improvements during the second quarter of fiscal 2006 and will continue to test these controls through the remainder of the fiscal year. Management believes that its controls and procedures will continue to improve as a result of further implementation of these measures.

Other than the above mentioned improvements to the controls for accounting for share-based compensation under SFAS 123R, there has been no change in our internal control for financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Because of the existing control deficiencies described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, Array’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on October 26, 2005. At that meeting, three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three Class II directors to serve a three-year term of office expiring on the date of the 2008 annual meeting of stockholders. The three nominees for Class II director were Marvin H. Caruthers, Ph.D., Robert E. Conway and Kyle A. Lefkoff. Proposal 2 was a proposal to approve the material terms of the performance criteria for payment of executive incentive compensation. Proposal 3 was a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2006. For further information regarding the annual meeting, including the terms of office of the directors remaining in office following the meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2005. The stockholders approved the proposals as follows:

	Number of Votes
Proposal	For	Against	Abstain/ Withhold

Proposal 1 - Election of Class II directors
Marvin H. Caruthers, Ph.D.	35,671,324	—	36,815
Robert E. Conway	35,671,453	—	36,686
Kyle A. Lefkoff	35,671,474	—	36,665

Proposal 2 - Approval of the material terms of the performance criteria for executive incentive compensation	25,048,592	502,146	10,157,401

Proposal 3 - Ratification of the appointment of KPMG LLP	35,696,429	7,901	—

Item 6. Exhibits

(a)	Exhibits

10.1	Amendment No. 2, dated October 1, 2005, to the Collaboration and License Agreement by and between Registrant and Genentech, Inc. **
10.2	Drug Discovery Agreement by and between Registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005. **
10.3	First Amendment to Loan and Security agreement by and between Registrant and Comerica Bank dated December 19, 2005.
10.4	Addendum No. 5, dated December 2, 2005 and Addendum No. 6, dated December 22, 2005, to Lease Agreement by and between Registrant, as Tenant, and Circle Capital Longmont LLC, as Landlord.
10.5	Amendment to the Array BioPharma Inc. Employee Stock Purchase Plan, as amended and restated September 12, 2002 and as amended on April 29,2004. *
10.6	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. *
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Management contract or compensatory plan.

**     Confidential treatment of redacted portions has been applied for

Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: February 6, 2006	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: February 6, 2006	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)