Form 10-Q
period 2006-03-31
ARRAY BIOPHARMA INC
filed 2006-05-01
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-31979

Array BioPharma Inc.

(Exact Name of Registrant as Specified in Its Charter)

_____________

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

Yes ☐  No ☒

As of April 28, 2006, the registrant had 39,059,235 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	June 30,
	2006	2005

Current assets
Cash and cash equivalents	$15,750,680	$12,429,526
Marketable securities	58,541,807	78,296,782
Restricted cash	—	1,979,678
Accounts receivable, net	1,919,974	679,609
Inventories, net	1,761,194	2,153,486
Prepaid expenses and other	2,628,820	1,025,871
Total current assets	80,602,475	96,564,952

Property, plant and equipment	64,511,236	61,516,975
Less accumulated depreciation and amortization	(36,866,939)	(30,210,523)
Property, plant and equipment, net	27,644,297	31,306,452

Other assets	80,246	80,246

Total assets	$108,327,018	$127,951,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,046,123	$3,708,656
Advance payments from collaborators - current	4,000,216	6,698,292
Accrued compensation and benefits	4,468,307	4,320,755
Deferred rent - current	466,024	341,555
Other current liabilities	1,161,998	1,061,080
Total current liabilities	14,142,668	16,130,338

Advance payments from collaborators - long term	—	937,500
Deferred rent and other liabilities	1,206,871	1,354,533
Long term debt	13,441,113	10,000,000
Other long term liabilities	421,930	113,933
Total liabilities	29,212,582	28,536,304

Stockholders’ equity
Preferred stock	—	—
Common stock	39,057	38,467
Additional paid-in capital	201,011,760	193,696,156
Accumulated other comprehensive loss	(325,471)	(279,098)
Accumulated deficit	(121,610,910)	(94,040,179)
Total stockholders’ equity	79,114,436	99,415,346

Total liabilities and stockholders’ equity	$108,327,018	$127,951,650

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue
Collaboration revenue	$10,696,526	$8,919,376	$28,211,676	$25,812,329
License and milestone revenue	1,000,000	2,636,363	6,666,669	7,648,862
Total revenue	11,696,526	11,555,739	34,878,345	33,461,191

Operating expenses (1)
Cost of revenue	10,561,060	9,572,711	29,963,646	27,829,868
Research and development for proprietary drug discovery	7,723,854	6,475,269	24,151,003	16,269,878
Selling, general and administrative expenses	3,115,331	2,315,943	9,948,846	6,991,948
Total operating expenses	21,400,245	18,363,923	64,063,495	51,091,694

Loss from operations	(9,703,719)	(6,808,184)	(29,185,150)	(17,630,503)

Interest expense	(178,777)	—	(460,398)	—
Interest income	695,002	573,578	2,074,817	903,552
Net loss	$(9,187,494)	$(6,234,606)	$(27,570,731)	$(16,726,951)

Basic and diluted net loss per share	$(0.24)	$(0.16)	$(0.71)	$(0.51)

Number of shares used to compute per share data	38,851,660	38,308,552	38,654,078	32,599,153

(1) Operating expenses include share-based compensation expense of $1.4 million and $4.9 million for the three and nine months ended March 31, 2006, respectively. For the three and nine months ended March 31, 2005, share-based compensation expense was $0 and $151,004, respectively. See Note 1 to the Unaudited Notes to Condensed Financial Statements.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(27,570,731)	$(16,726,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,894,198	5,900,244
Share-based compensation expense	4,857,418	151,004
Changes in operating assets and liabilities	(5,251,187)	580,337

Net cash used in operating activities	(21,070,302)	(10,095,366)

Investing activities
Purchases of property, plant and equipment	(3,196,713)	(4,403,725)
Purchases of marketable securities	(50,466,398)	(116,000,613)
Proceeds from sale and maturity of marketable securities	70,175,000	60,450,000
Decrease (increase) in restricted cash	1,979,678	(726,455)

Net cash provided by (used in) investing activities	18,491,567	(60,680,793)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	66,575,147
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	2,458,776	1,240,533
Proceeds from the issuance of long term debt	3,441,113	—

Net cash provided by financing activities	5,899,889	67,815,680

Net increase (decrease) in cash and cash equivalents	3,321,154	(2,960,479)
Cash and cash equivalents, beginning of period	12,429,526	6,499,589

Cash and cash equivalents, end of period	$15,750,680	$3,539,110

Supplemental disclosure of cash flow information

Cash paid for interest was $397,302 and $0 for the nine months ended March 31, 2006 and 2005, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2005, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 13, 2005, with the Securities and Exchange Commission.

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

At March 31, 2006 and June 30, 2005, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

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

   Accounting for Share-Based Compensation

Effective July 1, 2005, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) is recognized as compensation expense over the option-vesting period. In addition, the Company’s Employee Stock Purchase Plan (the “ESPP”) is considered to be a compensatory plan under SFAS 123R as purchases are made at a discount to the market price of the Company’s common stock as reported on the first or last day of each offering period (whichever is lower). Compensation expense is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

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

The Company recorded $1.4 million and $4.9 million, or $0.04 and $0.13 per share, respectively, of total share-based compensation expense for the three and nine months ended March 31, 2006 as required by the provisions of SFAS 123R, substantially all of which was related to stock options. The share-based compensation expense associated with stock options is amortized on a straight-line basis over the vesting periods of the related options. Share-based compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchased during each offering period and the percentage of the purchase discount. These charges had no impact on the Company’s reported cash flows. During the three-month period ended September 30, 2004, the Company recorded approximately $151,000 of stock compensation expense pursuant to APB 25 associated with the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to its initial public offering of common stock in November 2000. Share-based compensation expense is allocated among the following categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Cost of revenue	$556,571	$—	$1,627,586	$113,251
Research and development for proprietary drug discovery	286,718	—	1,019,947	—
Selling, general and administrative expenses	603,086	—	2,209,885	37,753
Total	$1,446,375	$—	$4,857,418	$151,004

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three and nine months ended March 31, 2006 are not comparable to the same periods in the prior year.

The Company has presented pro forma disclosures of its net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to July 1, 2005 is amortized to expense over the option-vesting period as presented below.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net loss, as reported	$(6,234,606)	$(16,726,951)
Add: Share-based employee compensation expense included in reported net loss	—	151,004

Less: Total share-based employee compensation expense determined under fair value based method for all options granted	(1,874,222)	(5,469,500)
Pro forma net loss	$(8,108,828)	$(22,045,447)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$(0.51)
Basic and diluted - pro forma	$(0.21)	$(0.68)

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

	Average Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted-Average Option Life (Years)
First nine months of Fiscal Year 2006	4.40%	0%	75.1%	6.37
First nine months of Fiscal Year 2005	3.70%	0%	78.7%	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which may result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.

Summary Details for Plan Share Options

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding Balance, June 30, 2005	6,634,541	$6.46
Granted	1,888,400	6.55
Exercised	(506,609)	4.04
Forfeited or expired	(343,189)	7.47
Outstanding Balance, March 31, 2006	7,673,143	6.59	6.8	$21.2

Exercisable shares as of March 31, 2006	4,444,042	6.53	5.5	$13.2

The weighted-average, grant-date fair value of options granted during the nine-month period ended March 31, 2006 was $4.69 based on using the Black-Scholes option pricing model on the date of grant.  The total intrinsic value of options exercised during the nine-month period ended March 31, 2006 was $2.2 million and represents the difference between the exercise price of the option and the closing market price of the Company's common stock on the dates exercised.

A summary of the status of the Company invested shares as of March 31, 2006, and changes during the nine-month period then ended is presented below.

Unvested Shares Issued Under the Plan

	Nonvested Shares	Weighted- Average Grant-Date Fair Value
Unvested Balance, June 30, 2005	2,649,739	$4.88
Granted	1,888,400	4.69
Vested	(1,060,590)	5.32
Forfeited	(248,448)	4.84
Unvested Balance, March 31, 2006	3,229,101	4.63

Unrecognized Share-Based Compensation Expense

            As of March 31, 2006, there was $10.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 2.0 years as follows:

(in thousands)
Fiscal Year 2006 - remaining period	$1,255
Fiscal Year 2007	3,662
Fiscal Year 2008	2,886
Fiscal Year 2009	1,825
Fiscal Year 2010	863
$10,491

   Comprehensive Loss

A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net loss	$(9,187,494)	$(6,234,606)	$(27,570,731)	$(16,726,951)
Change in unrealized gain (loss) on marketable securities	51,741	(297,849)	(46,373)	(259,251)
Total comprehensive loss	$(9,135,753)	$(6,532,455)	$(27,617,104)	$(16,986,202)

   Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents relating to these stock options excluded from the diluted loss per share calculations for the three and nine months ended March 31, 2006 were 1,510,048 shares and 1,498,492 shares, respectively. For the three and nine months ended March 31, 2005 the number of common share equivalents were 1,794,648 shares and 1,758,561 shares, respectively.

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

Note 2: Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities classified as available-for-sale and restricted cash as of March 31, 2006 and June 30, 2005 consist of the following:

	March 31,	June 30,
	2006	2005
Cash and cash equivalents:
Cash	$625,106	$440,958
Money market fund	15,125,574	11,988,568
Total	$15,750,680	$12,429,526

Marketable securities:
Auction rate securities	$8,518,312	$28,553,313
Federal agency mortgage-backed securities	50,023,495	49,743,469
Total	$58,541,807	$78,296,782

Restricted cash:
Money market fund	$—	$1,979,678

Debt securities at March 31, 2006 and June 30, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations. The near-term reset dates are used as the effective maturity dates for classifying Auction rate securities.

	March 31,	June 30,
	2006	2005
Marketable securities:
Due in one year or less	$48,051,641	$56,147,883
Due after one year through two years	10,490,166	22,148,899
Total	$58,541,807	$78,296,782

The Company has included marketable securities due after one year within current assets, as these investments are available for use in current operating activities.

Note 3: Inventory Components

	March 31,	June 30,
	2006	2005

Fine chemicals	$2,998,085	$2,884,541
Optimer building blocks	2,079,545	2,186,260
Total inventories at cost	5,077,630	5,070,801
Less reserves	(3,316,436)	(2,917,315)
Total inventories, net	$1,761,194	$2,153,486

Note 4: Long Term Debt

On June 28, 2005, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 6.0% per annum and a maturity date of June 28, 2010. Up to $5 million in equipment advances are available to the Company from time to time through December 28, 2006 to finance the purchase of equipment, capitalized software and tenant improvements. As of March 31, 2006, the Company has received $3.4 million of equipment advances, which currently have an interest rate of 6.0% per annum and a maturity date of June 28, 2010. A revolving line of credit in the amount of $2 million supports outstanding standby letters of credit that have been issued in relation to the Company’s facilities leases. These standby letters of credit expire on June 28, 2008.

Interest on the loans is payable in monthly installments, with a balloon payment of $13.4 million due in June 2010, based on current amounts outstanding as of March 31, 2006. The agreement contains certain covenants that restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The agreement also requires the Company to maintain certain minimum balances in an interest earning Comerica money market account when the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, is below $40 million.

Based on the outstanding debt balances and interest rates in effect as of March 31, 2006, the aggregate future minimum interest payments of the Loan and Security Agreement are $202,000 for the remainder of fiscal 2006, $806,000 in each of fiscal years 2007, 2008, 2009 and 2010 with $13.4 million of principal payable in 2010.

Note 5: Stock Compensation Plans

   Stock Options

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Option Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering, the Option Plan became effective and no additional grants were made under the 1998 Plan. A total of 14.6 million shares of common stock have been reserved for issuance under the Option Plan to eligible employees, consultants and directors of the Company. Of these shares, 4.8 million were authorized pursuant to the provision under the Option Plan which provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between: (i) 25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date. As of March 31, 2006, there were 4.0 million shares available for future grant under the Option Plan.

The Option Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock. A total of 11,978,370 shares of common stock may be issued as incentive stock options as of January 1, 2006.

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

    Employee Stock Purchase Plan

                During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, stockholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the ESPP. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, the Company permits periodic purchases of stock, known as purchase periods. During the first six months of fiscal 2006, the offering periods were six-month periods and the purchase periods were three-month periods. Effective January 1, 2006, the offering periods begin January 1 and end December 31. However, if the stock price on July 1 is lower than the stock price on January 1, then the 12-month offering period would terminate and the purchase rights under that offering period would roll forward into a new six-month offering period that would begin July 1 and end December 31. The Compensation Committee may modify the duration of the offering periods and the purchase periods again in the future. At the end of the purchase period during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year, may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. For the three and nine months ended March 31, 2006 total shares issued under the ESPP were 0 and 108,588, respectively. As of March 31, 2006, there were 49,975 shares available for future issuance under the ESPP. On December 9, 2005, the Company’s Board of Directors approved an additional 450,000 shares of common stock for issuance under the ESPP, subject to stockholder approval.

Note 6: Operating Leases

Amendments to Lease Agreements. On August 5, 2005, December 2, 2005, December 22, 2005, February 3, 2006, and March 1, 2006, the Company amended two existing Lease Agreements (the “Prior Lease Agreements”) for two buildings totaling approximately 75,000 square feet that the Company occupies in Longmont, Colorado under the terms of Addendum Numbers 4 through 8 to the Prior Lease Agreements (the “Amendments”). Under the Amendments, the Company exercised options to expand its leased space by up to an additional 80,000 square feet in four adjacent buildings and extended the lease terms under the Prior Lease Agreements for currently occupied buildings to May 31, 2013.

 The Company has the right to purchase each of the leased buildings, including the expansion space. The Amendments provide for monthly lease payments along with 3% annual increases. In addition, the Company has options to extend the term of the lease for three additional consecutive terms of five years each.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

United States	$8,454,699	$7,358,523	$23,233,424	$21,220,043
Europe	1,401,658	3,148,867	7,464,244	9,553,873
Japan	1,840,169	1,048,349	4,180,677	2,687,275
Total revenue	$11,696,526	$11,555,739	$34,878,345	$33,461,191

                    Approximately 93% and 95%, respectively, of the revenue generated from Europe during the three and nine months ended March 31, 2006 is related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden. During the three and nine months ended March 31, 2005, revenue from AstraZeneca represented 97% of the revenue generated from Europe. For the three and nine months ended March 31, 2006, revenue generated primarily from two Japanese customers represented 16% and 12%, respectively, of total revenue. No other individual international country exceeded 10% of the Company’s revenue for any of the above periods.

                    During the three months ended March 31, 2006, revenue from four of the Company’s customers represented approximately 33%, 28%, 11%, and 10% of total revenue, while four of the Company’s customers represented approximately 26%, 26%, 11%, and 10% of total revenue for the comparative period in fiscal 2005. For the nine-month period ended March 31, 2006, revenue from three of the Company’s customers represented approximately 33%, 23%, and 20% of total revenue, while three of the Company’s customers represented approximately 28%, 28%, and 11% of total revenue for the comparative period in fiscal 2005.

Note 8: Recent Accounting Pronouncements

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

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. The Company believes that the adoption of this statement will have no impact on its financial condition or results of operations.

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

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through March 31, 2006, we have recognized $183.8 million in collaboration revenue, and we have received $18.2 million in up-front payments and $8.7 million in milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $200.0 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 15 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of March 31, 2006, we had an accumulated deficit of $121.6 million.

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

We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for their internal research purposes. We are no longer developing new Lead Generation Libraries other than for our proprietary research and expect future revenue from sales of compounds in our Lead Generation Libraries to be insignificant.

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

Customer concentration. Our top 20 collaborators contributed approximately 99% of our total revenue for the first nine months of fiscal 2006, and our current top three collaborators, Genentech, InterMune, Inc. and AstraZeneca, accounted for 33%, 23%, and 20%, respectively, of our total revenue. During the same period of fiscal year 2005, AstraZeneca, Genentech, and Eli Lilly and Company accounted for 28%, 28%, and 11%, respectively, of our total revenue. In general, our collaborators may terminate their collaboration agreements with us on 30 to 90 days’ prior notice.

International Revenue. International revenue represented 33% of our total revenue during the first nine months of fiscal year 2006, down from 43% for the same period in the prior year. Our international revenue is primarily attributable to European and Japanese collaborations. International revenue decreased in the first nine months of fiscal year 2006 over the same period in the prior year due to the expiration of the research-funding period of the AstraZeneca collaboration in November 2005. This decrease was partially offset by increased revenue generated from a new Japanese research collaboration with Ono Pharmaceutical Co., Ltd. in November 2005. All of our collaboration agreements and purchase orders are denominated in United States dollars.

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

Business development. We currently license our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent.

Future outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. We also intend to evaluate opportunities to grow our product pipeline by acquiring or in-licensing later-stage clinical programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described in the risk factors included in our annual report on Form 10-K filed with the SEC on September 13, 2005, and in other reports we file with the SEC.

Results of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue
Collaboration revenue	$10,697	$8,919	$28,211	$25,812
License and milestone revenue	1,000	2,637	6,667	7,649
Total revenue	$11,697	$11,556	$34,878	$33,461

Three and Nine Months Ended March 31, 2006 and 2005

Revenue. Collaboration revenue increased by $5.2 million and $12.2 million for the three and nine months ended March 31, 2006, respectively, over the same periods in the prior year, as a result of expanded programs with Genentech and InterMune and a new research collaboration with Ono Pharmaceutical Co., Ltd. These increases were partially offset by decreased collaboration revenue of $3.4 million and $8.2 million during the same time periods above, related to research programs that expired in fiscal 2005 with Eli Lilly and QLT Inc. In addition, revenue from our programs with AstraZeneca declined over the first half of fiscal 2006 as the research-funding period expired in November 2005. Additionally, collaboration revenue from the sale of Lead Generation Libraries decreased during the nine months ended March 31, 2006, by approximately $1.6 million due to the sale of the remainder of our Lead Generation Library compounds to a single collaborator in December 2004.

License and milestone revenue decreased by approximately $1.6 million and $982,000 during the three and nine months ended March 31, 2006, over the same periods of the prior year. This decrease was related to the previously received license fee and milestone payments from AstraZeneca and Genentech that were fully recognized in November 2005. Partially offsetting this decrease was the recognition of $2.5 million of milestone payments received from AstraZeneca during the first nine months of fiscal 2006 related to advancing ARRY-142886 into Phase Ib clinical trials and the selection of two additional clinical backup candidates.

Share-Based Compensation. Effective July 1, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123R, Share-Based Payment — an amendment of FASB Statement No. 123 and 95 (“SFAS 123R”), using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during each offering period under our Employee Stock Purchase Plan (the “ESPP”). Prior to July 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our ESPP. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of the three and nine months ended March 31, 2006 are not directly comparable to the same periods in the prior year.

As required by the provisions of SFAS 123R, we recorded $1.4 million and $4.9 million, or $0.04 and $0.13 per share, respectively, of share-based compensation expense for the three and nine months ended March 31, 2006. These amounts are allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of March 31, 2006, there was $10.5 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan. For more information about the adoption of SFAS 123R, see Note 1, Accounting for Share-Based Compensation, to the Unaudited Notes to Condensed Financial Statements and the section below entitled “Critical Accounting Policies — Share-Based Compensation”.

Cost of revenue. Cost of revenue increased by approximately 10% and 8% during the three and nine months ended March 31, 2006 over the same periods of the prior year, primarily due to the recording of approximately $557,000 and $1.6 million, respectively, of share-based compensation expense in accordance with SFAS 123R. In addition, during June 2005, we began amortizing the cost of leasehold improvements for our facility located in Boulder, Colorado over the remaining months of our initial lease term, which ends March 2008. Prior to that, all leasehold improvements were amortized over a period of 15 years, which included optional lease extension periods we were reasonably assured of exercising at that time. This change in useful life resulted in approximately $136,000 and $398,000, respectively, of additional leasehold improvement amortization to cost of revenue for the three and nine months ended March 31, 2006 compared to the same periods of the prior year.

Research and development expenses for proprietary drug discovery. Research and development expenses for proprietary drug discovery increased by approximately 19% and 48% during the three and nine months ended March 31, 2006, over the same periods of the prior year. This increase was primarily due to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies to support the advancement of our ErB2/EGFR, P38, Mek for inflammation, and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery and development programs and advance our programs into and through clinical development. For the three and nine months ended March 31, 2006, we expensed approximately $287,000 and $1.0 million, respectively, related to share-based compensation in accordance with SFAS 123R. In addition, as described in cost of revenue above, we recorded approximately $247,000 and $747,000, respectively, of additional leasehold improvement amortization to research and development expenses for proprietary drug discovery for the three and nine months ended March 31, 2006, compared to the same periods of the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 35% and 42%, respectively, during the three and nine months ended March 31, 2006, over the same periods of the prior year. The increase was primarily the result of approximately $603,000 and $2.2 million, respectively, of share-based compensation in accordance with SFAS 123R. In addition, for the three and nine months ended March 31, 2006, compensation expense increased by approximately $75,000 and $285,000, respectively, over the same periods of the prior year.

Interest expense. During the three and nine months ended March 31, 2006, we incurred interest expense of approximately $179,000 and $460,000, respectively, associated with borrowings related to the Loan and Security Agreement that we entered into on June 28, 2005.

Interest income. Interest income increased to approximately $695,000 for the three months ended March 31, 2006 from approximately $574,000 in the same period of the prior year due to higher investment interest rates earned. For the nine months ended March 31, 2006, interest income increased to $2.1 million from approximately $904,000 in the same period of the prior year. This increase was primarily due to higher investment interest rates earned on higher average cash and investment balances with the increased balances primarily being attributable to our public offering of common stock in December 2004.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of March 31, 2006, cash, cash equivalents, restricted cash and marketable securities totaled $74.3 million compared with $92.7 million at June 30, 2005.

Net cash used in operating activities was $21.1 million and $10.1 million for the nine months ended March 31, 2006 and 2005, respectively. During the first nine months of fiscal year 2006, our net loss of $27.6 million was reduced by noncash charges of $11.8 million associated with depreciation and share-based compensation expense, partially offset by an increase in our net operating assets and liabilities, excluding cash and marketable securities, of approximately $5.3 million. Net operating assets and liabilities increased due to decreases in advance payment balances from collaborators and increased accounts receivable and prepaid expenses. Advance payments from collaborators decreased by $3.6 million due to the recognition of revenue from previously received up-front license and milestone payments. Accounts receivable increased by $1.2 million primarily due to the $1.0 million AstraZeneca milestone that was earned in March and collected in April. Prepaid expenses increased by $1.6 million due to the timing of payments for facilities rent and additional software licenses and for equipment maintenance policies.

                During the nine months ended March 31, 2006, we invested $3.2 million in laboratory equipment, primarily for biology, drug metabolism and analytical research and development operations, as well as in various computer hardware and software. The net sale and maturity of marketable securities provided $19.7 million of cash. During the nine months ended March 31, 2006, previously restricted cash in the amount of $2.0 million became available for use in operations. Financing activities provided $5.9 million of cash consisting of $3.4 million from the issuance of long term debt used to finance purchases of capital equipment and approximately $2.5 million of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

As of March 31, 2006, we had a $10 million term loan and $3.4 million of equipment advances outstanding under our Loan and Security Agreement, which currently bear interest at the rate of 6.0% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $13.4 million is due at maturity of the loans on June 28, 2010, based on current amounts outstanding as of March 31, 2006. We also have a revolving line of credit in the amount of $2 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. These standby letters of credit will expire on June 28, 2008.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2006.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$5,049	$5,971	$1,637	$6,727	$19,384
Purchase obligations	4,881	665	113	—	5,659
Debt obligations (including interest)	807	1,613	14,449	—	16,869
Total obligations	$10,737	$8,249	$16,199	$6,727	$41,912

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities range from seven to eight years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

Due to the high cost to replace and the limited availability of laboratory facilities, we concluded that the exercise of a portion of our lease term options for at least 15 years was reasonably assured. During the last quarter of fiscal 2005, we reassessed our facility requirements and began to consider the possibility of consolidating operations in one of our existing locations, or a new location. During the first nine months of fiscal 2006, we entered into agreements to extend and expand our existing facility in Longmont, Colorado. Therefore, at that time, it was no longer reasonably assured that we would remain in our Boulder, Colorado location beyond the initial lease term, which ends in March 2008. We continue to be reasonably assured that we will exercise certain of our lease extensions and lease our current Longmont, Colorado facility for at least another 13 years. Therefore, we have included in our operating lease obligations reflected in the table above the cash to be paid for our facility leases for the remaining reasonably assured lease terms of two years for our Boulder facility and 13 years for our Longmont facility. The portion of operating lease obligations that is related to optional extension periods for our Longmont facility is $4.8 million and is included within the “after 5 years” column above. We continually evaluate the assumptions used in estimating our operating lease obligations, including assumptions regarding our facilities lease terms. Changes to our assumptions could materially impact these estimates.

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

Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three and nine month periods ended March 31, 2006 are not comparable to the same periods in the prior year.

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

Recent Accounting Pronouncements

For a summary description of recent accounting pronouncements, see Note 8 to the Unaudited Notes to Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Interest Rate Risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short term marketable securities. Due to the nature and short term maturities of our short term investments, we have concluded that there is no material market risk exposure. Based on outstanding investment balances at March 31, 2006, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $737,000.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At March 31, 2006, we had $13.4 million of long term debt outstanding and the interest rate on our term loan and equipment advances was 6.0%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $134,000.

Foreign currency rate fluctuations. All of our collaboration agreements and purchase orders are denominated in United States dollars. Therefore, we are not exposed to direct changes in foreign currency exchange rates.

Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

                In connection with the closing of the general ledger and the preparation of our Form 10-Q for the quarter ended September 30, 2005, errors were identified in the adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”) and in the calculation of compensation expense under the provisions of SFAS 123R. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Management and the Audit Committee concluded that ineffective controls relating to the adoption of this new accounting pronouncement, the entry of transactional data and the application of certain assumptions used in the calculation of estimated fair value of share-based compensation under SFAS 123R could result in a material misstatement in Array’s annual or interim financial statements that would not be prevented or detected. Consequently, management and the Audit Committee concluded that these control deficiencies constituted a material weakness. Management identified steps considered necessary to address these weaknesses, including additional training of finance personnel, additional review of transactional data, additional oversight of the entry of data relating to transactions, a comprehensive third party review of the processes used to gather and enter transactional data and the application of such data to critical accounting practices, and certain upgrades to our option tracking software. Management believes that the compensating internal controls and remediation efforts, taken as a whole, reduces the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended March 31, 2006. We began implementing the above improvements during the second quarter of fiscal 2006 and will continue to test these controls through the remainder of the fiscal year. Management believes that its controls and procedures will continue to improve as a result of further implementation of these measures and the material weakness described above will be remediated by our fiscal year-end.

Other than the above mentioned improvements to the controls for accounting for share-based compensation under SFAS 123R, there has been no change in our internal control for financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, the effectiveness of the design and operation of our disclosure controls and procedures. Because of the existing control deficiencies described above and the insufficient number of available quarter-end periods needed to complete testing of the effectiveness of changes to our internal controls, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, Array’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported on a timely basis.

PART II

Item 6. Exhibits

(a)	Exhibits

10.1	Addendum No. 7, dated February 3, 2006 and Addendum No. 8, dated March 1, 2006, to Lease Agreement by and between Registrant, as Tenant, and Circle Capital Longmont LLC, as Landlord.
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

________________

Items 1 through 5 of Part II are not applicable and have been omitted.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: May 1, 2006	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: May 1, 2006	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)