Form 10-K
period 2006-06-30
ARRAY BIOPHARMA INC
filed 2006-09-01
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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
Common Stock, Par Value $.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2005 was $249,291,478 (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Number of shares outstanding of the registrant’s class of common stock as of August 25, 2006:  39,145,157

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on Form 14A for the 2006 Annual Meeting of Stockholders — Part III

FORWARD-LOOKING STATEMENTS

This annual report filed on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These statements do not relate to historical matters and reflect our current expectations concerning future events. Therefore our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors set forth below under the caption “Risk Factors.” We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

PART I

Item 1. Business

Our Business

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat debilitating and life-threatening diseases.  Our proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes clinical candidates that are designed to regulate therapeutically important target proteins.  In addition, leading pharmaceutical and biotechnology companies partner with Array to discover and develop drug candidates across a broad range of therapeutic areas.

There is tremendous opportunity in creating drugs for debilitating and life-threatening diseases, especially in cancer and inflammation.  The medical community is seeking selective targeted therapies that more effectively treat disease with an improved safety profile.  We believe the future of medicine will be to genetically characterize patients and treat them with these targeted therapies.  Also, clinical trials aimed at a well defined patient population should show an improved response rate, increasing the chances for FDA approval. This approach may result in a greater number of marketed drugs aimed at a smaller subset of patients.  Our research benefits from the evolving scientific understanding of how modulating specific protein targets can potentially treat both cancer and inflammatory disease.  As a result, a drug designed to treat cancer may also be useful in treating inflammatory disease, and vice-versa.

According to analyst estimates, the worldwide market for targeted cancer drugs is expected to grow from $11 billion in 2005, to $36 billion in 2010, representing a significant shift in treating cancer patients.  The inflammatory disease market is highly diverse and includes rheumatoid arthritis (or RA), osteoarthritis (or OA), chronic obstructive pulmonary disease (or COPD), cardiovascular disease, psoriasis, and kidney diseases.  Targeted therapies for the RA market alone are expected to grow from $9 billion in 2005 to $17 billion in 2010, according to analyst estimates.  Additionally, with the safety concerns over COX-2 inhibitors, new markets for replacement drugs to treat pain associated with RA and OA are likely to develop.

Another positive trend for Array is the escalating value of in-licensed clinical assets paid by the pharmaceutical industry.  The lack of available clinical candidates to fill its clinical pipelines has increased the industry’s reliance on drug discovery companies like Array.  While this demand is driving higher value deal terms, it has not translated into increased market valuations for most drug discovery companies.

We have identified multiple drug candidates for the treatment of cancer and inflammatory diseases in our own proprietary programs and in collaborations with other drug companies. To date, we have advanced five programs that are wholly owned by Array including: ErbB-2 / EGFR (cancer), in which the lead compound, ARRY-543, began a Phase 1 clinical trial in January 2006; MEK (inflammation), in which the lead compound, ARRY-162, began a Phase 1 clinical trial in April 2006; p38 (inflammation), in which the lead compound, ARRY-797, completed regulated safety assessment testing; KSP (cancer), in which our lead compound, ARRY-520, advanced into regulated safety assessment testing; and ErbB-2 (cancer), in which we are evaluating lead compounds in preclinical development.  In addition, we have out-licensed proprietary cancer programs to AstraZeneca PLC, which included ARRY-886 (AZD6244), currently in a Phase 2 clinical trial, and to Genentech, Inc., which involves two programs.

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities.  Through June 30, 2006, we have recognized $193 million in research funding, and we have generated $28 million in up-front and milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $200 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 15 different programs.

Over the past year, we executed our strategy through the following accomplishments.

Advancing Proprietary Research Programs

•                  ARRY-886, our lead MEK inhibitor for cancer, entered a randomized Phase 2 clinical trial in malignant melanoma with 180 patients at 40 centers worldwide; our partner, AstraZeneca, plans on initiating additional Phase 2 trials in other tumors.

•                  Completed enrollment of cancer patients in a Phase 1b clinical trial for ARRY-886; we plan to report data from this trial at the European Organization for Research and the Treatment of Cancer (EORTC) annual meeting in November 2006.

•                  Reported Phase 1a clinical results at the annual EORTC meeting for 23 patients receiving ARRY-886.  The data showed stable disease in melanoma for three out of seven patients and stable disease in one out of three non small cell lung cancer patients. Stable disease was prolonged to 10 months in some patients.  ARRY-886 was well tolerated, with rash being the major dose limiting toxicity.

•                  Initiated a Phase 1 clinical trial on ARRY-543, our lead ErbB-2 / EGFR inhibitor, in advanced cancer patients; we plan to report interim data in 2006.

•                  Initiated a Phase 1 clinical trial on ARRY-162, our lead MEK inhibitor for inflammation, in healthy volunteers; we plan to report interim data in 2006.

•                  Completed regulated safety assessment testing on ARRY-797, our lead p38 inhibitor, to support a planned IND application filing with the FDA before the end of 2006.

•                  Advanced ARRY-520, our lead KSP inhibitor, into regulated safety assessment testing to support a planned IND application filing before the end of 2006.

•                  Evaluated and progressed lead compounds for our ErbB-2 program in preclinical development.

Growing Partnered Research

•                  Received $2 million in milestone payments from AstraZeneca following its selection of two additional compounds for the MEK for cancer program.

•                  Received a milestone payment from Genentech for nominating a clinical candidate and advancing it into regulated safety assessment testing.

•                  Extended and expanded our collaboration with Genentech, which will include $50 million in research funding through December 2008 and potential milestone and royalty payments.

•                  Initiated a collaboration with Ono Pharmaceutical Co, Ltd. that included research funding, and potential milestone payments and royalties.

•                  Achieved two research milestones in our collaboration with Takeda Chemical Industries, Ltd.

•                  Developed and delivered cGMP clinical supplies for InterMune, Inc.’s HCV protease inhibitor, which InterMune expects to enter the clinic in 2006.

Strengthening Financial Position

•                  Achieved $45 million in revenue, while investing $33 million in our proprietary research.

•                  Ended the year with approximately $70 million in cash and marketable securities.

•                  In addition, during the first quarter of fiscal 2007 we secured expansion space through 2016 and received $32 million in net cash as a result of our sale of purchase options and lease-back of our Boulder and Longmont facilities.

Proprietary Research and Development

Array has identified cancer and inflammatory disease as our core research focus.  We believe there is significant synergy between these two research areas and developing drugs in one of the areas may lead to therapies in the other area.  Our research focuses on biologic functions, or pathways, which have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs against important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer, inflammatory disease and other large markets.  In addition, we identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing, to provide safer, more effective drugs.

We advanced five programs during fiscal 2006 that are wholly owned and controlled by Array:

•                  ErbB-2/EGFR (cancer): ARRY-543 entered into a Phase 1 clinical trial in the US and Canada in January 2006;

•                  MEK (inflammation): ARRY-162 entered into a Phase 1 clinical trial in normal, healthy volunteers in April 2006;

•                  p38 (inflammation / cancer): ARRY-797 completed regulated safety assessment testing;

•                  KSP (cancer):  ARRY-520 completed regulated safety assessment testing; and

•                  ErbB-2 (cancer):  lead compounds evaluated in advanced preclinical development.

In addition, we have out-licensed our MEK for cancer program, including our compound ARRY-886 (AZD6244), to AstraZeneca and two cancer programs to Genentech. Our agreements with AstraZeneca and Genentech each provide for up-front payments, research funding, success-based milestone payments and royalties on product sales.  We have invested approximately $91 million in our proprietary research from our inception through June 30, 2006, and we have received approximately $28 million in up-front payments and milestones resulting from this proprietary research for a net investment of approximately $63 million.

We are continuing a Phase 1 clinical trial on our ErbB-2/EGFR dual inhibitor, ARRY-543, a drug that we believe holds promise for treating breast and other types of cancer.  We plan to initiate multiple Phase 2 trials during calendar 2007 for this drug.  We are also continuing a Phase 1 clinical trial on our MEK inhibitor, ARRY-162, a drug that we believe holds promise for treating rheumatoid arthritis and other types of inflammatory disease.  Our MEK for cancer inhibitor, ARRY-886, is in a randomized Phase 2 clinical trial in malignant melanoma patients being conducted by AstraZeneca.  AstraZeneca plans to begin additional Phase 2 trials in other tumors with ARRY-886 later this year.  In fiscal 2007, we anticipate filing two additional IND applications with the FDA and initiating clinical trials under them.  We have several discovery programs where we are evaluating and developing compounds primarily for treating cancer and inflammatory disease.

Our Drug Development Pipeline

The following pipeline chart shows our six most advanced programs in the areas of cancer and inflammatory disease and their stage in the drug discovery process.

Market Opportunity

Cancer

Despite a wide range of available cancer therapies, patient responses remain limited and variable.  As a result, oncologists experiment with combination therapies and drug dosing regimens tailored for individual tumor types and specific patients.  Targeted therapies offer a more specific approach than first generation, cytotoxic chemotherapy drugs by regulating discrete aspects of cellular function affecting cancer cells to a greater extent than normal cells, providing an improved side effect profile and potentially increased efficacy.  We believe certain cancers will eventually become chronic diseases, treated with a combination of targeted therapies.  Array’s research focus in the cancer market is to build a pipeline of complimentary targeted therapies.

Approximately 3.2 million people are afflicted with cancer in the U.S. and 1.4 million new cases are diagnosed each year.  The following are selected new cases diagnosed annually in the U.S.:

Type	New Cases
Prostate	230,000
Breast	213,000
Lung	174,000
Colon	149,000
Melanoma	62,000
Pancreas	34,000

Worldwide, the cancer therapy market is expected to grow from $30 billion in 2005 to $62 billion in 2010, according to analyst estimates.  Targeted therapies, which include small molecules and therapeutic injectable proteins, like monoclonal antibodies, represent the market’s fastest growing segment.

Inflammatory Disease

Inflammation is a natural biologic response to injury or infectious attack to the human body.  Unregulated inflammation results in a broad range of conditions, most of which are classified by the tissue or organ where the inflammation occurs.  These conditions include RA in the joint, psoriasis in the skin, COPD in the lung, fibrotic disease in the liver and kidney, Crohn’s disease in the intestine, CHF and arteriosclerosis in the arteries, among others.  Currently, some of the most effective treatments for these diseases are injectable protein therapeutics, which have significant cost and patient compliance issues.   IV-dosed protein therapeutics currently on the market — such as Enbrel®, Remicade®, Humira® and Kineret ® — bind to and/or modulate the activity of the inflammatory cytokines TNF-a or IL-1 and are utilized for the treatment of RA, psoriasis and Crohn’s disease. The TNF inhibition market alone, which is dominated by these therapeutics, is expected to grow from $9 billion in 2005 to $17 billion in 2010, according to analyst estimates.  There remains a significant unmet medical need for therapies to treat COPD, asthma, fibrosis and cardiovascular diseases.  We believe there is a great opportunity to create orally active drugs to treat many of these often-chronic diseases. Array is developing drugs that modulate important biological targets in key intracellular pathways that control inflammation, potentially providing the ability to treat multiple diseases with a single oral agent.

Our Drug Development Programs

ARRY-886 (AZD6244) / MEK for Cancer

We initiated an anti-cancer research program targeting MEK in July 2001, and within 17 months identified ARRY-886, an orally active clinical candidate. ARRY-886 has shown tumor suppressive or regressive activity in multiple preclinical models of human cancer including melanoma, pancreatic, colon, lung, and breast cancers.  The MEK inhibitors’ advantages over current therapies include potential improved efficacy linked to novel mechanism and cost effectiveness.

In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program solely in the field of oncology. We retain the rights to all MEK compounds not selected by AstraZeneca for development.

We initiated Phase 1 clinical testing in June 2004.  The trial evaluated tolerability and pharmacokinetics of ARRY-886 following oral administration to patients with advanced cancer.  In addition, the trial examined patients for indications of biological activity as well as pharmacodynamic and tumor biomarkers.  Phase 1a clinical results on 23 patients showed stable disease in three out of seven melanoma cases and one out of three non-small cell lung cancer (or NSCLC) cases.  ARRY-886 was well tolerated, with rash being the dose-limiting toxicity.  We initiated Phase 1b clinical testing in August 2005 and have completed enrollment.  We expect to report Phase 1b results at the November 2006 EORTC annual meeting.

In June 2006, AstraZeneca initiated a Phase 2 study for ARRY-886 in malignant melanoma and we subsequently earned a $3 million milestone payment.  The trial is a randomized Phase 2 study that will compare ARRY-886 to temozolomide in the treatment of stage III / IV melanoma. AstraZeneca expects to enroll up to 180 patients at approximately 40 centers worldwide. AstraZeneca has planned additional Phase 2 studies, in a range of other tumors, to start later this year.

ARRY-543 / ErbB-2 / EGFR for Cancer

ErbB-2 and EGFR are receptor kinase targets that are over-expressed in breast cancer, and EGFR is over-expressed in other cancers including lung, pancreas, and head / neck.    We believe the concurrent inhibition of both ErbB-2 and EGFR provide enhanced efficacy in cancer treatment.  Currently, there is no single drug on the market that inhibits both ErbB-2 and EGFR.  Herceptin® is an IV-dosed protein therapeutic currently on the market that modulates ErbB-2. Recently, Herceptin has been reported to show promising therapeutic benefits in an expanded patient population, including post-surgery breast cancer patients being treated chronically or patients with chemotherapy-induced ErbB-2 over-expression. We believe these results suggest a high potential value in an orally active drug that can be conveniently dosed for extended periods of time.  Erbitux™, an IV-dosed protein therapeutic, and Tarceva®, a small molecule inhibitor, are drugs currently on the market that modulate EGFR only.

We have identified ARRY-543, a novel orally active dual inhibitor of EGFR and ErbB-2.  The compound behaves as a reversible ATP-competitive inhibitor with nanomolar potency both in vitro and in cell-based proliferation assays.  Selectivity against a panel of kinases has been demonstrated in vitro.   In preclinical models, ARRY-543 demonstrated significant dose related tumor growth inhibition when administered orally.  ARRY-543 demonstrated significant dose related tumor growth inhibition when administered orally. ARRY-543 has demonstrated efficacy in certain preclinical models where Tarceva® or Herceptin® are not active and we believe has shown equivalent or improved efficacy compared to the most clinically advanced competitors.

We initiated a Phase 1 clinical trial in both the United States and Canada in January 2006.  We expect to report interim data in 2006.

ARRY-XXX / ErbB-2 for Cancer

Our lead small molecule ErbB-2 inhibitors have shown potency, excellent drug characteristics and a low side effect profile in preclinical models of human cancer.  Our lead inhibitors’ advantages include improved efficacy versus Herceptin® in preclinical models of human breast cancer, projected improved tissue penetration, inhibition of ErbB-family heterodimer activation, inhibition of the truncated p95 ErbB-2 target, ease of use for an orally active drug and cost effectiveness for long-term adjuvant treatment.  We are currently evaluating our lead inhibitors in preclinical development.

ARRY-520 / KSP for Cancer

Several members of the kinesin family of microtubule motor proteins play essential roles in mitotic spindle function and are potential targets for the discovery of novel antimitotic cancer therapies.  Kinesin Spindle Protein (KSP), also known as Eg5, plays an essential role in the formation of a bipolar mitotic spindle and is required for cell cycle progression through mitosis.  Currently, the most clinically advanced competitor compound in multiple Phase 2 trials has been reported to show preliminary efficacy in breast cancer, but limited activity elsewhere.

Our compound, ARRY-520, is a KSP inhibitor with sub-nanomolar potency in both enzymatic and cellular assays.  These inhibitors are anti-mitotic, leading to cancer cell death.  In vivo, ARRY-520 caused marked tumor regression in preclinical models of human cancer at tolerated doses, often leading to complete durable responses.  In comparator studies against the most clinically advanced competitor compound, ARRY-520 has shown superior efficacy in multiple xenograft models.  These highly soluble inhibitors can be delivered intravenously without requiring enabling formulations.  We have completed regulated safety assessment testing and plan to file an IND application with the FDA by the end of 2006.

ARRY-162 / MEK for Inflammation

MEK is a kinase target that has been demonstrated to have a role in the biosynthesis of TNF, IL-6 and IL-1.  Our scientists have discovered MEK inhibitors that interfere with these biosynthetic processes.  We have also advanced one MEK inhibitor, ARRY-886, into clinical development for the treatment of cancer.  Given our experience with the safety profile of MEK inhibitors, we believe inhibition of MEK will have applications in diseases driven by IL-1 and TNF.  ARRY-162, an orally active MEK inhibitor, has shown potency and good drug characteristics in preclinical models of human arthritis and other inflammatory diseases.  We believe this compound may provide broad therapeutic benefits in the treatment of inflammatory and chronic degenerative diseases.

We initiated Phase 1 clinical testing in normal, healthy volunteers in April 2006.  We plan to report interim data at the Inflammation Research Association meeting in October 2006.

ARRY-797 / p38  for Inflammation and Cancer

p38 is a kinase target that regulates the production of numerous pro-inflammatory cytokines, in particular, TNF, IL-6 and IL-1.  IV-dosed protein therapeutics currently on the market, including Enbrel®, Remicade®, Humira® and Kineret®, bind to and modulate the activity of the cytokines TNF or IL-1.  Additionally, several cancers have show up-regulation of TNF and IL-6, including prostate, ovarian and multiple myeloma; p38 may be involved as part of a resistance mechanism.   ARRY-797, an orally active p38 inhibitor, has shown potency, unique drug characteristics and a low side effect profile in preclinical models of human arthritis and certain cytokine-driven cancers.  We plan to file an IND application with the FDA by the end of 2006.

Partnered Research and Development

We have research partnerships with leading pharmaceutical and biotechnology companies that include design, creation and optimization of drug candidates, preclinical testing and process research and development, across a broad range of therapeutic areas.  These partnerships involve either continued research and development on programs we have out-licensed or drug discovery and development on targets selected by our partners. These collaborations provide research funding and, in a number of our current agreements, up-front fees, milestone payments and/or royalties based upon the success of the program.  Our partners, from whom we are receiving research funding or have the potential for future milestones or royalties, include Amgen, AstraZeneca, Genentech, ICOS Corporation, InterMune, Inc., Japan Tobacco Inc., Ono Pharmaceutical Co., Ltd., and Takeda Pharmaceutical Company, Ltd. We have delivered candidate compounds in 13 programs for preclinical development.

Our research team’s productivity has yielded more early-stage discovery assets than we can develop internally.  During the next three years, we intend to out-license certain of these assets through research partnerships of higher value than our traditional collaborations.  We believe this strategy will create opportunities for greater financial upside while continuing to provide a revenue stream and will allow us to maintain a critical mass of scientists required for a world-class research platform.

Below are summaries of four of our most significant partnered programs.

AstraZeneca — MEK for Cancer Program / ARRY-886

In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program solely in the field of oncology. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, ARRY-886, together with two second-generation compounds we developed during the collaboration, for oncology indications. We retain the rights to all non-oncology therapeutic indications for MEK compounds not selected by AstraZeneca for development. As of July 2006, we have earned a total of $19.5 million in upfront and milestone payments and have recognized $16.5 million of these payments as revenue from the inception of the agreement through fiscal 2006. The agreement also provided for research funding, which is now complete, and potential additional development milestone payments of over $75 million and royalties on product sales. AstraZeneca is responsible for additional clinical development and commercialization for ARRY-886, and for clinical development and commercialization for the other two compounds it licensed.

Genentech — Oncology Programs

We entered into a licensing and collaboration agreement with Genentech in December 2003 to develop small molecule drugs against multiple therapeutic targets in the field of oncology. We initiated this collaboration with Genentech to advance two of our proprietary oncology programs into clinical development. These programs included small molecule leads we had developed along with additional, related intellectual property. Under the agreement, Genentech made an up-front payment to us, provides research funding and paid a milestone payment to us for nominating a clinical candidate and advancing it into regulated safety assessment testing.  In addition, Genentech has agreed to pay us additional potential development milestone payments and royalties on any resulting product sales. Genentech is responsible for clinical development and commercialization of the resulting products.

In April 2005, we expanded our collaboration agreement with Genentech to develop clinical candidates directed against an additional cancer target.  Under the expanded agreement, Array receives additional research funding, as well as potential research and development milestone payments and product royalties based on the success of the new program.  Genentech has the sole responsibility for clinical development and commercialization of any resulting products.  In October 2005, we further expanded our collaboration with Genentech; under the current agreement, we expect to receive $50 million in research funding through December 2008, plus milestone and royalty payments based on success of the programs. Genentech may terminate its agreement with us upon 120 days notice.

InterMune — Hepatitis C Virus Programs

Array and InterMune scientists have collaborated since 2002 to discover novel small molecule inhibitors of the Hepatitis C Virus (HCV) NS3/4 protease. During fiscal 2005, this collaboration was extended and expanded.  Under the terms of the agreement, InterMune funds drug discovery, preclinical testing, process development and cGMP manufacturing conducted by Array and will make milestone payments to Array based on the selection and progress of clinical drug candidates, as well as royalties on sales of any products derived from the collaboration. As a result of Array’s research progress, we received our first milestone payment from InterMune in June 2004.

We designed compounds under this program using computational modeling techniques and optimized them to achieve superior efficacy and targeted tissue penetration. Preclinical plasma pharmacokinetic analysis following intravenous and oral administration was then used in conjunction with other in vitro assays and stability studies to choose optimal development candidates. Preclinical data was presented in May 2006 at the Digestive Disease Week conference. During fiscal 2006, we developed and delivered cGMP clinical supplies for the HCV protease inhibitor.  InterMune expects to initiate a Phase 1 clinical trial later in 2006, which will trigger a milestone payment to Array.

We also commenced a second drug discovery collaboration with InterMune in April 2005 to create small molecule drugs focused on hepatitis.  InterMune funds drug discovery research conducted by Array based on the number of Array scientists working on the research phase of the agreement and will be responsible for all further development and commercialization. Array is entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as royalties on net sales of any products derived from the collaborative efforts.  Research funding under these agreements with InterMune ends June 30, 2007, but may be extended at InterMune’s option.

Ono Pharmaceutical  — Research Program

We entered into a drug discovery collaboration with Ono Pharmaceutical in October 2005 to create small molecule drug candidates against a series of kinases selected by Ono. Ono provides research funding and milestone and royalty payments based on the success of the program.  Ono is responsible for clinical development and commercialization of any resulting products.  The research funding for this program ends May 1, 2008.

Array’s Research and Development Technologies and Expertise

Our scientists use the Array Discovery Platform, an integrated suite of drug discovery technologies, to create drug candidates and conduct preclinical and clinical development. A critical capability within the Array Discovery Platform is our proprietary software, which enables our scientists to share information across our company, analyze databases of existing drugs, generate novel predictive databases and design novel drugs with potential competitive advantages over current therapies. We use in vitro and in vivo predictive pharmacodynamic and pharmacokinetic models to select compounds for potential development. Early in the drug discovery process, our scientists engineer into a drug candidate desirable drug characteristics, such as improved potency, specificity and dosing regimen and reduced side effect profile. The resulting compounds are tested for safety, efficacy and metabolism to select the most promising clinical candidates. We believe our drug discovery approach can significantly improve on the industry’s existing clinical attrition rates through our use of:

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

•                  A company-wide electronic laboratory notebook that enables our scientists to collect, analyze and share information across the organization; and

•                  Innovative clinical trial designs, incorporating markers of biological activity.

Our Strategy

We are building a fully integrated, commercial-stage biopharmaceutical company that invents, develops and markets safe and effective small molecule drugs to treat patients with debilitating and life threatening diseases, primarily in cancer and inflammation.  We intend to accomplish this through the following strategies:

•                  Inventing targeted small molecule drugs that demonstrate a competitive advantage over existing therapies to fill our clinical pipeline;

•                  Commercializing drugs requiring a therapeutically directed sales force;

•                  Partnering late-stage co-development and commercialization of drugs that will be marketed to primary care physicians and that require broad distribution;

•                  Partnering continued research and development of select early-stage programs under which we would receive research funding, plus significant milestones and royalties; and

•                  Evaluating opportunities to in-license later stage clinical or commercial programs to accelerate our transition to a commercial stage biotech company.

Competitors

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including Arena Pharmaceuticals Inc.; Arqule; Cytokinetics Inc.; deCODE genetics, Inc.; Exelixis Inc.; Incyte Corporation.; Theravance, Inc.; and Vertex Pharmaceuticals Incorporated. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, regulatory, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or products that are more effective, safer or less costly, or gain greater market acceptance, than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Research and Development Expenses

Research and development expenses consist of costs associated with our proprietary drug programs for salaries and benefits of scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation. Research and development expenses were $33.4 million for the year ended June 30, 2006, compared to $22.9 million for fiscal 2005 and $15.9 million for fiscal 2004.

Government Regulation

Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the United States and other countries. Virtually all pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Before a drug product is approved by the FDA for commercial marketing, three phases of human clinical trials are usually conducted to test the safety and effectiveness of the product.  Phase 1 clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels.  Phase 2 clinical trials, which also enroll a relatively small number of volunteers, are designed to further evaluate the drug’s safety profile and to provide preliminary data as to the drug’s effectiveness in humans.  Phase 3 clinical trials consist of larger, well-controlled studies that may involve several hundred volunteers representing the drug’s targeted population.  During any of these phases, the clinical trial can be placed on “clinical hold,” or temporarily or permanently stopped for a variety of reasons, principally for safety concerns.

The approval process is time-consuming and expensive, and there are no assurances that approval will be granted on a timely basis, or at all. Even if regulatory approvals are granted, a marketed product is subject to continual review under federal and state laws and regulations.  Post-marketing requirements include reporting adverse events, recordkeeping, compliance with current good manufacturing practices (cGMP) and marketing requirements.

If drug candidates we develop are approved for commercial marketing by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 known as the “Hatch-Waxman Act.”  The Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated).  The period of exclusive marketing may be shortened, however, by a successful patent challenge.

All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with cGMP as established by the FDA. We have a cGMP manufacturing facility, which allows us to produce cGMP compliant compounds. In our facility, we have the capacity to produce Active Pharmaceutical Ingredients for Phase 1 clinical testing. We have validated this capability for compliance with FDA regulations and began our first cGMP manufacturing campaign in 2002. Our cGMP facility is subject to periodic regulatory inspections to ensure compliance with cGMP requirements. We could also be required to comply with specific requirements or specifications of our collaborators, which may be more stringent than regulatory requirements. If we fail to comply with applicable regulations, the FDA could require us to cease ongoing research or disqualify the data submitted to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

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

Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).  Although our clinical development efforts are not directly regulated by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPPA’s disclosure standards. In addition, certain state privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on the use and dissemination of individuals’ health information.

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

We attempt to protect our trade secrets by entering into confidentiality agreements with our employees, third parties and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions, original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, we may not have an adequate remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competing technologies or reverse-engineer our trade secrets or other technology.

Our patent strategy is designed to protect technology, inventions and improvements to inventions that are commercially important to our business. We currently have eight issued United States patents and numerous patent applications on file with the United States Patent and Trademark Office and around the world. The source code for our proprietary software programs is protected both as a trade secret and as a copyrighted work.

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

Employees

As of June 30, 2006, we had 276 full-time employees, including 211 scientists, of whom 110 have Ph.D.’s. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Our Corporate Information

Founded in 1998, we are headquartered in Boulder, Colorado with 276 employees, including 211 scientists housed in 228,000 square feet of state-of-the-art laboratory facilities. We became a public company in November 2000, and our stock is listed on the Nasdaq National Market under the symbol “ARRY.” The mailing address and telephone number of our principal executive offices are 3200 Walnut Street, Boulder, Colorado 80301, (303) 381-6600.

Available Information

The annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, that we file with or furnish to the SEC are available on our web site free of charge as soon as reasonably practicable following the filing or furnishing of these reports to the SEC.  Our web site can be found at www.arraybiopharma.com. Information on our web site does not constitute any part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

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

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2006, we had an accumulated deficit of $133.7 million. We had net losses of $39.6 million, $23.2 million and $26.0 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase due in part to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, acquisitions of complementary technologies or in-licensed drug candidates and possible reductions in revenue from drug discovery collaborations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. While several of our out-license and collaboration agreements provide for royalties on product sales, given that none of our drug candidates have been approved for commercial sale, that our drug candidates are at early stages of development and that drug development entails a high risk of failure, we do not expect to receive any royalty revenue for several years, if at all. For the same reasons, we may never realize much of the milestone revenue provided for in our out-license and collaboration agreements. We also expect to incur significant additional costs to build our clinical development capabilities and to develop drugs we select to commercialize ourselves or partner for later-stage co-development and commercialization, and we may not realize revenue from such efforts for several years, or at all. In addition, we have been devoting more resources to drug discovery and our proprietary drug programs. As a result, we expect that revenue from the sale of our research tools and services will continue to decline as a percentage of total revenue and that our research and development and other expenses will continue to increase.

Our drug candidates are at early stages of development, and we may not successfully develop a drug candidate that becomes a commercially viable drug.

The drug discovery and development process is highly uncertain, and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. All of our drug candidates are in the early stages of development, and we do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. At any time, a clinical trial can be placed on “clinical hold”, or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. Only one of our candidates, ARRY-886, is in a Phase 2 clinical trial, a trial that our partner AstraZeneca announced in June 2006. ARRY-186 and two other candidates, ARRY-543 and ARRY-162, are currently in Phase 1 trials, and another, ARRY-797, is expected to enter a Phase 1 trial in the fall of 2006.  Candidates that appear promising in pre-clinical or clinical trials may fail to become marketed drugs for a number of reasons, including:

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

At any time, we or our collaborators may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side effect profile, cost or other factors make it effective in treating disease or more beneficial than or preferable to other drugs on the market. Additionally, governments and health insurance plans or maintenance organizations may choose not to include the drug on their formulary list for reimbursement. As a result, the drug may not be used or may be used only for restricted applications.

Our business depends heavily on the extent to which the pharmaceutical and biotechnology industries in-license drug candidates to fill their product pipelines and collaborate with other companies for one or more aspects of their drug discovery process.

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

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In fiscal 2006, we increased our investment in proprietary research to $33.4 million, compared to $22.9 million, $15.9 million for fiscal years 2005 and 2004, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. To date, we have entered into three out-licensing agreements for the co-development and commercialization of our drug candidates. Although we have expended, and continue to expend, resources on internal research and development for our proprietary programs, we may not be successful in creating valuable proprietary drug candidates that would enable us to enter additional out-licensing agreements with favorable terms that include up-front, milestone, royalty and/or license payments. In addition, we may undertake and fund, solely at our expense, further development, clinical trials, manufacturing and marketing activities for a greater number of proprietary candidates than we planned. As a result, our requirements for capital, which may not be available on favorable terms, could increase significantly, or we may be required to substantially reduce our development efforts, which would delay, limit or prevent our ability to commercialize our drug candidates.

We may not out-license our proprietary programs at the most appropriate time to maximize the total value or return of these programs to us.

A critical aspect of our business strategy is to out-license drug candidates for late-stage co-development and commercialization to obtain the highest possible value while also evaluating earlier out-licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials. Array may choose or be forced to out-license a drug candidate or program on terms that require us to relinquish commercial or market rights or at a point in the research and development process that does not provide as great a value or return than what might have been obtained if we had further developed the candidate or program internally. Likewise, we may decline, or be unable to obtain favorable, early out-licensing opportunities in programs that do not result in a commercially viable drug, which could leave the resulting program with little or no value even though significant resources were invested in its development.

We expect that revenue from our funded research collaborations will decline in the future as we focus more resources on our proprietary research programs.

We expect that revenue from our funded research collaborations to discover drug candidates against targets our collaborators select will decline.  Historically, revenue from these collaborations has partially funded development of a fully capable drug discovery platform for identifying and developing early stage drug candidates.  We believe the value of the drug candidates Array has created for many of our collaborators under these collaboration agreements has exceeded the economic reward provided to us under the agreements.  One of our primary business strategies is to transition to a partnering strategy where, in addition to potentially obtaining higher milestone and royalty rates, we would out-license later stage candidates and retain commercialization or co-promotional rights in parts of the world.  In order to transition to this approach, we expect to make significant investments in our own drug discovery efforts to discover additional candidates for out-licensing and that our revenue will decline as our historical collaborations end.

Our collaborators have substantial control and discretion over the timing and the continued development and marketing of drug candidates we create for them.

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

•                  our collaborators may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our intellectual property or proprietary information or expose us to potential liability;

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

Approval of a drug candidate as safe and effective for use in humans is never certain, and regulatory agencies may delay or deny approval of drug candidates for commercialization. These agencies may also delay or deny approval based on additional government regulation or administrative action, on changes in regulatory policy during the period of clinical trials in humans and regulatory review or on the availability of alternative treatments. Similar delays and denials may be encountered in foreign countries. None of our collaborators have obtained regulatory approval to manufacture and sell drug candidates owned by us or identified or developed under an agreement with us. If we or our collaborators cannot obtain this approval, we will not realize milestone or royalty payments based on commercialization goals for these drug candidates.

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

•                  the ability to offer our drug candidates for sale at competitive prices;

•                  the availability of adequate third-party reimbursement; and

•                  the effectiveness of marketing and distribution methods for the products.

If our drug candidates do not gain market acceptance among physicians, patients and others in the medical community, our ability to generate meaningful revenues from our drug candidates would be limited.

If we need but are unable to obtain additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. We used $24.3 million in our operating activities in fiscal 2006 while we used $17.2 million in our operating activities in fiscal 2005. Although we anticipate that we will use more cash in our operating activities in future periods, we believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing out-license and collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated.

To the extent that the cash from our future operating activities is insufficient to meet our future capital requirements, we will have to raise additional funds to continue our proprietary research and development. We may not be able to raise funds on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders. We have a credit facility providing for a $10 million term loan, and a $5 million equipment line of which a total of $14.1 million was advanced to us as of June 30, 2006.  In addition we have a $6.8 million revolving line of credit to support standby letters of credit.  A portion of our cash flow will be dedicated to the payment of principal and interest on such indebtedness, which could render us more vulnerable to competitive pressures and economic downturns and imposes some restrictions on our operations. If we are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan.

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. To date, we have filed three IND applications and initiated three Phase 1 clinical trials, and we have not yet conducted a Phase 2 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. We expect to expend significant amounts to recruit and retain high quality personnel with clinical development experience. Developing commercialization capabilities would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable or determine not to acquire these resources internally, we may be forced to rely on third-party clinical investigators, clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

Our research and development capabilities may not produce viable drug candidates.

We have entered into several research and development collaborations under which we provide drug discovery services to identify drug candidates for our collaborators using the Array Discovery Platform. We also seek to identify and develop drug candidates for our proprietary programs. It is uncertain whether we will be able to provide drug discovery more efficiently or create high quality drug candidates that are suitable for our or our collaborators’ purposes, which may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships. Our ability to create viable drug candidates for ourselves and our collaborators depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this report. We base our estimates on facts that are currently known to us and on a variety of assumptions, many of which are beyond our control. Delays may be caused by regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for, and the rate of patient enrollment in, clinical trials. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue, and our stock price could decline.

We may not realize anticipated benefits from future acquisitions.

As part of our business strategy, we may acquire, invest in or form strategic partnerships with businesses with complementary products, services and/or technologies. Acquisitions and strategic partnerships involve numerous risks, including, but not limited to:

•                  difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

•                  diversion of management’s attention from other operational matters;

•                  the potential loss of key employees;

•                  the potential loss of key collaborators;

•                  lack of synergy, or the inability to realize expected synergies, resulting from the acquisition or partnership; and

•                  impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or the partnered assets.

Mergers and acquisitions are inherently risky and involve significant investments in time and resources to effectively manage these risks and integrate an acquired business. Even with investments in time and resources, an acquisition or strategic partnership may not produce the revenues, earnings or business synergies we anticipate. An acquisition that fails to meet our expectations could materially and adversely affect our business, financial condition and results of operations.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of their agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, InterMune and AstraZeneca accounted for 35%, 24% and 16%, respectively of our total revenue in fiscal 2006.  In fiscal 2005 the same collaborators accounted for 28%, 10% and 27% respectively of our total revenue.  We expect that revenue from a limited number of collaborators, including Genentech, InterMune and Ono will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 120 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 276 employees as of June 30, 2006, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Robert E. Conway, our Chief Executive Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with all of the above personnel that are terminable upon 30 days’ prior notice. In addition, we believe that successfully building our clinical development capabilities depends to a great extent on our ability to recruit and retain a high caliber Chief Medical Officer. If we cannot attract and retain a Chief Medical Officer or other qualified scientists and management, we may not be able to successfully execute our operating plan.

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

We develop, test and manufacture drug candidates that are generally intended for use in humans. Our drug discovery activities, including clinical trials we or our collaborators conduct, that result in the future manufacture and sale of drugs by us or our collaborators expose us to the risk of liability for personal injury or death to persons using these drugs. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $3.0 million per occurrence and in the aggregate, which we believe is customary in our industry for our current operations. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance policies at acceptable costs or at all.

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

The commercial success of our drug candidates will depend significantly on the availability of reimbursement to the patient from third party payors, such as governments and private insurance plans. In the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 added a prescription drug benefit to Medicare beginning in 2006 and added a voluntary drug discount card program for Medicare beneficiaries otherwise without prescription drug coverage. However, future legislation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates for medicines reimbursed by Medicaid and to provide discounts for out-patient medicines purchased by certain public health service entities and “disproportionate share” hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. In some countries other than the United States, reimbursement, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. Also, we expect managed care will continue to put pressure on the pricing of pharmaceutical and biopharmaceutical products. Cost control initiatives could decrease the price that we, or any potential collaborators receive for any of our future products, which could adversely affect our profitability. These initiatives may also have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to in-licensing drug candidates and the research and development of new drugs, which could reduce our resulting revenue.

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

The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns. Because we produce drug candidates for a broad range of therapeutic areas and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar drug candidates or capabilities or other suits alleging infringement of their intellectual property rights. There could be issued patents of which we are not aware that our products infringe or patents that we believe we do not infringe that we are ultimately found to infringe. Moreover, patent applications are in many cases maintained in secrecy for eighteen months after filing or even until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that we infringe with our products. In addition, technology created under our research and development collaborations may infringe the intellectual property rights of third parties, in which case we may not receive milestone or royalty revenue from those collaborations.

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

Our success will depend in part on our ability to protect patents and maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. In addition, one of our business strategies is to develop our own proprietary drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of these drug candidates. In order to protect our rights to our proprietary drug candidates, we must obtain and maintain the intellectual property rights to such drug candidates. We currently have eight issued United States patents and numerous patent applications on file with the United States Patent and Trademark Office and around the world.

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

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including Arena Pharmaceuticals Inc.; Arqule; Cytokinetics Inc.; deCODE genetics, Inc.; Exelixis Inc.; Incyte Corporation.; Theravance, Inc.; and Vertex Pharmaceuticals Incorporated. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, regulatory, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or products that are more effective, safer or less costly, or gain greater market acceptance, than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

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

At June 30, 2006, our directors and officers beneficially owned or controlled approximately 13% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

Our quarterly operating results could fluctuate significantly, which could cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Entering into licensing or drug discovery collaborations typically involves significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including collaborators’ budgetary constraints and internal acceptance reviews. In addition, a significant portion of our revenue is attributable to up-front payments and milestones that are non-recurring.  Further, some of our collaborators can influence when we deliver products and perform services, and therefore receive revenue, under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $9.67 and $5.99 respectively in fiscal 2006, and $9.73 and $5.66 respectively in fiscal 2005. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We are headquartered in Boulder, Colorado, where we lease approximately 150,000 square feet of office and laboratory space under a lease that expires July 7, 2016. We also lease a facility of approximately 78,000 total square feet of laboratory space in Longmont, Colorado under a lease that expires August 9, 2016.  We have options to extend each of the leases for up to two terms of five years each.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter ended June 30, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of the high and low closing bid for Array’s common stock.

	High	Low
Fiscal Year Ended June 30, 2006
First Quarter	$7.77	$5.99
Second Quarter	7.47	6.27
Third Quarter	9.67	6.99
Fourth Quarter	8.95	6.62

Fiscal Year Ended June 30, 2005
First Quarter	$8.29	$5.66
Second Quarter	9.73	6.66
Third Quarter	9.50	6.80
Fourth Quarter	7.06	5.67

As of August 25, 2006, there were approximately 88 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data
Revenue
Collaboration revenue	$37,738	$34,343	$28,186	$33,633	$33,854
License and milestone revenue	7,265	11,162	6,645	1,492	1,235
Total revenue	45,003	45,505	34,831	35,125	35,089

Operating expenses (1)
Cost of revenue (2)	39,611	38,048	37,257	35,136	28,759
Research and development for proprietary drug discovery	33,382	22,871	15,905	11,395	5,542
Selling, general and administrative expenses	13,789	9,372	8,016	8,901	6,918
Total operating expenses	86,782	70,291	61,178	55,432	41,219

Loss from operations	(41,779)	(24,786)	(26,347)	(20,307)	(6,130)

Interest expense	(670)	—	—	—	—
Interest income	2,835	1,542	381	787	1,483
Other expense - loss on investment	—	—	—	(500)	—
Net loss	(39,614)	(23,244)	(25,966)	(20,020)	(4,647)
Basic and diluted net loss per share	$(1.02)	$(0.68)	$(0.91)	$(0.72)	$(0.19)

Number of shares used to compute per share data	38,759	34,043	28,511	27,830	24,920

Balance Sheet Data
Cash, cash equivalents, restricted cash and marketable securities	$70,100	$92,706	$37,446	$34,130	$59,598
Property, plant and equipment, gross	66,139	61,517	57,557	53,939	44,365
Working capital	56,008	80,435	24,652	38,321	57,350
Total assets	102,173	127,952	77,764	83,830	107,915
Long term debt	14,150	10,000	—	—	—
Total stockholders’ equity	68,641	99,415	54,493	77,039	93,673

(1) Operating expenses include share-based compensation expense of $6.2 million, $151,000, $2.0 million, $1.9 million and $2.4 million for fiscal 2006, 2005, 2004, 2003 and 2002, respectively. See Note 2 to the Notes to Financial Statements.

(2) Cost of revenue includes a provision for excess inventory of $5.6 million and $4.1 million in fiscal years 2004 and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the success of our internal proprietary drug discovery activities, realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, our ability to realize such milestone and royalty payments under our existing or any future agreements, future research and development spending, our working capital requirements and our future headcount requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully under the caption “Risk Factors” above and in other reports filed by Array BioPharma with the Securities and Exchange Commission.

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

We have built our drug development pipeline and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through June 30, 2006, we have recognized $193.3 million in collaboration revenue, and we have received $18.2 million in up-front payments and $9.5 million in milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $200.0 million in additional milestone payments if we achieve all of the drug discovery objectives, as well as royalties on any resulting product sales, from 15 different programs under these agreements.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of June 30, 2006, we had an accumulated deficit of $133.7 million.

Revenue. We generate revenue through the out-licensing of select proprietary drug discovery programs for license and up-front fees, research funding based on the number of our full-time equivalent scientists performing research on the program, and research and development milestone payments. We also have the potential to generate revenue from royalties on future product sales. Four programs have been out-licensed to date to AstraZeneca PLC, Genentech, Inc. and Amgen Inc., and we have received up-front license fees of $18.2 million in total for these programs.

We also generate revenue through collaborations aimed at inventing drug candidates for our collaborators. We receive research funding based on the number of our full-time equivalent scientists performing research on the program, plus related research expenses. Under certain of these agreements, we are entitled to receive additional payments based on the achievement of research milestones, drug development milestones and/or royalty payments based on sales of products created as a result of these collaborations.

We sell our Optimer® building blocks, which are the starting materials used to create more complex chemical compounds in the drug discovery process, on a per-compound basis without any restrictions on use. In addition, we have licensed our Lead Generation Libraries, which are a collection of structurally related chemical compounds that may have the potential of becoming drug candidates, on a non-exclusive basis to our collaborators for their internal research purposes. We no longer develop new Lead Generation Libraries other than for our own proprietary research and expect future revenue from sales of compounds in our Lead Generation Libraries to continue to be insignificant.

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

Customer Concentration. Our top 10 collaborators contributed approximately 97% of our total revenue during fiscal 2006, and our current top three collaborators, Genentech, InterMune, and AstraZeneca, accounted for 35%, 24% and 16%, respectively, of our total revenue. During fiscal year 2005 these same collaborators accounted for 28%, 10% and 27%, respectively, of our total revenue. In general, certain of our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice, including our agreement with Genentech which can be terminated on 120 days notice.

International Revenue. International revenue represented 31% of our total revenue during fiscal year 2006, down from 40% for the same period in the prior year. Our international revenue is primarily attributable to European and Japanese collaborations. International revenue decreased during fiscal year 2006 compared to fiscal year 2005 due to the expiration of the research-funding period of the AstraZeneca collaboration in November 2005. This decrease was partially offset by increased revenue generated from a new Japanese research collaboration with Ono Pharmaceutical Co., Ltd. in November 2005. All of our collaboration agreements are denominated in United States dollars.

Cost of Revenue. Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. Fine chemicals consumed as well as any required inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventories periodically and, when required, write down the carrying cost of our inventories for non-marketability to estimated net realizable value through an appropriate reserve.

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

Future Outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs and research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities. As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. Because of our strategy to retain other proprietary programs until later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included herein and in other reports filed by Array BioPharma with the Securities and Exchange Commission.

Results of Operations

Fiscal Years Ended June 30, 2006, 2005 and 2004:

Revenue

	Years Ended June 30,			% increase (decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(in thousands)
Collaboration revenue	$37,738	$34,343	$28,186	10%	22%
License and milestone revenue	7,265	11,162	6,645	(35%)	68%
Total revenue	$45,003	$45,505	$34,831	(1%)	31%

Fiscal 2006 as compared to fiscal 2005: Total revenue for fiscal 2006 decreased 1% from 2005 due to a decrease in license and milestone revenue of $3.9 million, which was offset by improvements in collaboration revenue totaling $3.4 million. The improvement in collaboration revenue was the result of increased revenue, totaling $16.1 million, from expanded programs with InterMune and Genentech and a new research collaboration with Ono Pharmaceutical. This increase was partially offset by decreased collaboration revenue of $11.1 million related to research programs that expired in fiscal 2005 with Eli Lilly and Company, and QLT Inc., as well as the research program with AstraZeneca that expired in November 2005. Additionally, collaboration revenue from the sale of Lead Generation Libraries decreased during the year by $1.6 million, due to the sale of the remainder of our Lead Generation Library compounds to a single collaborator during fiscal 2005.

All previously received license fee and milestone payments from AstraZeneca and Genentech were fully recognized in November 2005 resulting in a decrease in recognized revenue from the prior year of $5.8 million. Partially offsetting this decrease was the recognition of $2.5 million of milestone payments received from AstraZeneca during the current fiscal year related to advancing ARRY-886 into Phase 1b clinical trials and the selection of two additional drug candidates, as well as $500,000 of milestones earned from our collaboration with Takeda Pharmaceutical Company, Ltd.

Fiscal 2005 as compared to fiscal 2004: Total revenue for fiscal 2005 grew 31% from 2004 with improvements in both collaboration revenue, which increased $6.2 million, and license and milestone revenue, which increased $4.5 million. The improvement in collaboration revenue was the result of increased revenue, totaling $14.6 million, from new or expanded collaborations with Genentech, AstraZeneca, InterMune, Takeda, Elan Pharmaceuticals, Inc., and Roche Palo Alto LLC. This increase was partially offset by expired research programs with ICOS Corporation, Japan Tobacco Inc., and GenPath Pharmaceuticals, which had resulted in a total of $4.4 million in revenue during fiscal 2004. Further offsetting the increase in collaboration revenue were the declines in revenue from custom libraries of $3.1 million and Lead Generation Libraries of $1.4 million, each declining primarily due to continued increasing competition from foreign chemistry service providers.

The up-front license fee and Phase 1 milestone payment for ARRY-886 that was received from AstraZeneca in the latter half of fiscal 2004, together with the up-front license fee that was received from Genentech in the same half of fiscal 2004, aggregating $20.0 million, caused the majority of the increase to license and milestone revenue.  Revenues associated with these arrangements were recognized over the full year of fiscal 2005, compared to recognition during only part of the year in fiscal 2004. A $1.0 million milestone payment received from Amgen in fiscal 2005 also contributed to the increased license and milestone revenue.

Share-Based Compensation

Effective July 1, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123R, Share-Based Payment — an amendment of FASB Statement No. 123 and 95 (“SFAS 123R”), using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during offering periods under our Employee Stock Purchase Plan (the “ESPP”). Prior to July 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant and no compensation expense was recognized for purchases of shares of our common stock by employees under our ESPP. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for fiscal 2006 are not comparable to prior fiscal years.

As required by the provisions of SFAS 123R, we recorded $6.2 million, or $0.16 per share, of share-based compensation expense during fiscal 2006. This amount is allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the respective employee. This charge had no impact on our reported cash flows. We used the Black-Scholes option pricing model to determine the estimated fair value of our share-based compensation arrangements.

As of June 30, 2006, there was $9.3 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan. For more information about the adoption of SFAS 123R, see Note 2: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K as well as the section below entitled “Critical Accounting Policies — Share-Based Compensation”.

Cost of Revenue

	Years Ended June 30,			% increase (decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
	(in thousands)
Cost of revenue	$39,611	$38,048	$31,641	4%	20%
Provision for excess inventory	—	—	5,616	—	(100%)
Total cost of revenue	$39,611	$38,048	$37,257	4%	2%

Fiscal 2006 as compared to fiscal 2005: Cost of revenue for fiscal 2006 increased 4% over 2005 primarily due to the recording of $2.1 million of share-based compensation expense in accordance with SFAS 123R. In addition, in June 2005, we determined that we were reasonably assured that we would be vacating our Boulder, Colorado facility at the end of the lease term in March 2008 and therefore began amortizing the cost of leasehold improvements for our facility over the remaining months of the initial lease term. Prior to that, all leasehold improvements were amortized over a period of 15 years, which included optional lease extension periods we were reasonably assured of exercising at that time. This change in useful life resulted in an increase of approximately $505,000 in amortized leasehold improvement costs being charged to cost of revenue for the 2006 fiscal year. Improvements in cost of revenue as a percentage of collaboration revenue of 105% in fiscal 2006 compared to 111% in fiscal 2005 is the result of improved average pricing from collaboration agreements.

On June 22, 2006, we executed a series of agreements involving the assignment of facility purchase options we owned and the subsequent signing of lease agreements for these same facilities over a ten-year lease term. Therefore we began amortizing our leasehold improvement costs for both our Boulder and Longmont, Colorado facilities over the ten-year lease terms. As a result of this change we expect the amortization expense of leasehold improvements charged to cost of revenue to decrease by approximately $700,000 in the next fiscal year. For more information see Note 2: “Summary of Significant Accounting Policies — Property, Plant and Equipment” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Fiscal 2005 as compared to fiscal 2004: The increased cost of revenue for fiscal 2005 of 20% over 2004 is largely the result of supporting the 22% increase in collaboration revenue. Improvements in cost of revenue as a percentage of collaboration revenue of 111% in fiscal 2005 compared to 112% in fiscal 2004 was the result of slightly improved average pricing from collaborations, and a continued reduction in the custom library business. Cost of revenue for fiscal 2005 included $1.2 million for accrued bonuses, which was offset by a decrease in stock compensation expense of $1.4 million.

Research and Development Expenses for Proprietary Drug Discovery

Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible. However, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis. The following table shows our research and development expenses by categories of costs for the periods presented:

	Years Ended June 30,			% increase
	2006	2005	2004	2005 to 2006	2004 to 2005
	(in thousands)
Salaries, benefits and share-based compensation expense	$12,394	$8,035	$7,523	54%	7%
Outsourced services and consulting	7,921	4,998	1,584	58%	216%
Laboratory supplies	5,538	3,739	2,601	48%	44%
Facilities and depreciation	7,063	5,795	3,974	22%	46%
Other	466	304	223	53%	36%
Research and development for proprietary drug discovery	$33,382	$22,871	$15,905	46%	44%

Fiscal 2006 as compared to fiscal 2005: Research and development expenses for proprietary drug discovery increased 46% over the prior fiscal year primarily due to additional scientists working on proprietary programs, related increases in laboratory supplies, share-based compensation expense, and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErB2/EGFR, Mek for inflammation, P38, KSP and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery programs and advance our programs potentially through clinical development. For fiscal year 2006, we expensed $1.3 million to research and development expenses for proprietary drug discovery related to share-based compensation in accordance with SFAS 123R. In addition, as described in cost of revenue above, we recorded approximately $981,000 of additional leasehold improvement amortization to research and development expenses for proprietary drug discovery during the 2006 fiscal year. Based on the change in estimated useful life for our leasehold improvements as described in cost of revenue above, we expect the amortization expense of leasehold improvements charged to research and development for proprietary drug discovery to decrease by approximately $900,000 in the next fiscal year.

Fiscal 2005 as compared to fiscal 2004: Research and development expenses for proprietary drug discovery increased 44% in fiscal 2005 over the 2004 fiscal year relating to bonuses, increased laboratory supplies, facilities’ costs and depreciation related to our expanded facilities, and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing. The most significant increase in costs came from outsourced pharmacology studies to support the advancement of our ErB2/EGFR, P38, Mek for inflammation, and other programs. As a result, total consulting and outsourced services costs, including pharmacology studies, increased to $5.0 million in 2005, from $1.6 million in 2004. For fiscal year 2005, we expensed approximately $820,000 related to accrued cash bonuses that were paid subsequent to June 2005.

The scope and magnitude of future research and development expenses are difficult to predict given the number of studies that will need to be conducted for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps — beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase 1, 2 and 3 clinical studies in humans — each of which is typically more expensive than the previous step. Therefore, we expect our research and development costs to increase as we progress our programs through later-stage development.

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

Status of Significant Proprietary Programs

The following table summarizes the status of our most advanced drug candidates.

Drug Target	Indication	Development Status
MEK	Cancer	ARRY-886 (AZD6244) Phase 2 clinical trial

ErbB-2/EGFR	Cancer	ARRY-543 Phase 1 clinical trial

MEK	Inflammation	ARRY-162 Phase 1 clinical trial

P38	Inflammation and Cancer	ARRY-797 Regulated safety assessment testing completed. Preparing an IND application to be submitted in the fall of 2006.

KSP	Cancer	ARRY-520 Regulated safety assessment testing completed. Preparing an IND application to be submitted in the fall of 2006.

ErbB-2	Cancer	Beginning regulated safety assessment in the fall of 2006.

Clinical timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We estimate that it takes 10 to 15 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States as outlined in the following table:

Phase:	Objective:	Estimated Duration:
Discovery	Lead identification and target validation	2 to 4 years
Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data	1 to 2 years
Phase 1	Evaluate safety in humans; study how the drug works, metabolizes and interacts with other drugs	1 to 2 years
Phase 2	Establish effectiveness of the drug and its optimal dosage; continue safety evaluation	2 to 4 years
Phase 3	Confirm efficacy, dosage regime and safety profile of the drug; submit New Drug Application	2 to 4 years
FDA approval	Approval by the FDA to sell and market the drug under approved labeling	6 months to 2 years

Animal and other nonclinical studies are often conducted during each phase of human clinical studies.

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

Selling, General and Administrative Expenses

	Years Ended June 30,			% increase
	2006	2005	2004	2005 to 2006	2004 to 2005
	(in thousands)
Selling, general and administrative expenses	$13,789	$9,372	$8,016	47%	17%

Fiscal 2006 as compared to fiscal 2005: The increase in selling, general and administrative expenses was primarily related to the recording of $2.7 million of share-based compensation expense in accordance with SFAS 123R. Patents and patent application costs increased by approximately $353,000 related to our expanding proprietary drug development programs. In addition, as described in cost of revenue above, we recorded approximately $132,000 of additional leasehold improvement amortization to selling, general and administrative expenses during the 2006 fiscal year. Based on the change in estimated useful life for our leasehold improvements as described in cost of revenue above, we expect the amortization expense of leasehold improvements charged to selling, general and administrative expenses to decrease by approximately $150,000 in the next fiscal year. The remaining increase within selling, general and administrative expenses from the prior year was attributable to increases in compensation and benefit related expenses.

Fiscal 2005 as compared to fiscal 2004: The increase in selling, general and administrative expenses from fiscal 2004 to fiscal 2005 was primarily related to increased patent and patent application costs related to our expanding proprietary drug development programs of approximately $420,000 and, to a lesser degree, increased compliance costs of approximately $303,000 related to Section 404 of the Sarbanes-Oxley Act. The remaining increase was attributable to increases in compensation and benefit related expenses. Selling, general and administrative expenses include approximately $680,000 for bonuses, which was partially offset by a decrease in stock compensation expense of approximately $447,000.

Interest Expense and Income

	Years Ended June 30,			% increase
	2006	2005	2004	2005 to 2006	2004 to 2005
	(in thousands)
Interest expense	$670	$—	$—	100%	—
Interest income	2,835	1,542	381	84%	305%

Fiscal 2006 as compared to fiscal 2005: The increase in interest income in fiscal 2006 compared to fiscal 2005 is due to higher investment interest rates earned on higher average cash and investment balances. During the fiscal 2006, we incurred interest expense of approximately $670,000 associated with borrowings related to the Loan and Security Agreement that we entered into on June 28, 2005 with Comerica Bank.

Fiscal 2005 as compared to fiscal 2004: The increase in interest income in fiscal 2005 compared to fiscal 2004 was due to higher investment interest rates earned on higher average cash and investment balances. Our cash position increased significantly during the year due to the follow-on public offering of shares of our common stock that was completed in December 2004.

Income Taxes

There was no income tax expense for the fiscal years ended June 30, 2006, 2005 or 2004. At June 30, 2006, we had federal and Colorado income tax net operating loss carryforwards for income tax purposes of $79.7 million, which will expire beginning in 2018 and continuing through 2026. We have provided a 100% valuation allowance against the related deferred tax assets, as based on available evidence, it is more likely than not that the deferred tax asset will not be realized.

Deferred Rent

Our prior and current facilities leases provide for annual rent increases and we recognize the average annual rent expense over the term of each lease on a straight-line basis. We record deferred rent equal to the difference between the actual cash payments and the amount recognized as rent expense for our facilities leases.

Under leases that were in effect during fiscal 2006, rent expense was recognized ratably over the life of the lease for our Boulder facility, which originally was set to expire in March 2008, and over the life of the lease and one of the optional extension periods, which was set to expire in May 2018, for our Longmont facility. Subsequent to our fiscal year-end, we terminated these two leases and executed new leases with a different landlord for both facilities. Accordingly, the entire deferred rent balance of $1.5 million is a current liability as of June 30, 2006. During the first quarter of fiscal 2007, this future commitment ended which will result in a reduction of our recognized rent expense for that period. For more information, see Note 10: “Subsequent Events” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Liquidity and Capital Resources

	As of June 30,
	2006	2005	2004
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$70,100	$92,706	$37,446
Net increase (decrease) in operating assets and liabilities, excluding cash	(155)	2,726	(15,413)
Purchases of property, plant and equipment	5,180	5,682	3,627

Cash flows provided by (used in):
Operating activities	(24,297)	(17,178)	5,499
Investing activities	20,612	(55,043)	(4,190)
Financing activities	6,823	78,151	1,609

Fiscal 2006 as compared to fiscal 2005: We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of June 30, 2006, cash, cash equivalents, restricted cash and marketable securities totaled $70.1 million compared with $92.7 million at June 30, 2005. Net cash used in operating activities for fiscal year 2006 was $24.3 million, compared to $17.2 million for fiscal 2005. During fiscal year 2006, our net loss of $39.6 million was reduced by noncash charges of $15.2 million, primarily associated with depreciation and share-based compensation expense. For the fiscal year 2006, our net operating assets and liabilities, excluding cash, decreased by approximately $155,000. This was primarily due to increases in accounts payable and accrued compensation and benefits, which were slightly offset by decreases in advance payment balances from collaborators. Accounts payable increased by $2.5 million due to increased obligations for outsourced pharmacology and clinical trial related expenses, as well as laboratory equipment received in June 2006. Accrued compensation and benefits increased by $1.4 million, half of which was due to increased amounts reserved for fiscal year 2006 employee bonuses as well as $420,000 related to employee payroll withholdings for the Employee Stock Purchase Plan due to the change in purchase dates within the plan. Advance payments from collaborators decreased by $3.8 million during fiscal year 2006 due to the recognition of revenue from previously received up-front license and milestone payments, slightly offset by the receipt of new milestone payments during the fiscal year.

During fiscal year 2006, we invested $5.2 million in laboratory equipment, primarily for biology, drug metabolism and analytical research and development operations, as well as in various computer hardware and software. Purchases of marketable securities used $67.2 million of cash while proceeds from the sale and maturity of marketable securities provided $90.9 million of cash. Additionally, $2.0 million of previously restricted cash became available for use in operations. Financing activities provided $6.8 million of cash consisting of $4.1 million for proceeds received from the issuance of long term debt used to finance purchases of capital equipment and $2.7 million of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

Fiscal 2005 as compared to fiscal 2004: As of June 30, 2005, cash, cash equivalents, restricted cash and marketable securities totaled $92.7 million compared with $37.4 million at June 30, 2004. This increase was primarily attributable to $66.6 million in net proceeds received from our common stock offering in December 2004.

Net cash used in operating activities for fiscal year 2005 was $17.2 million, compared to net cash provided by operating activities of $5.5 million for fiscal 2004. During fiscal year 2005, our net loss of $23.2 million was reduced by noncash charges of $8.8 million, primarily associated with depreciation and deferred rent expense. For the fiscal year 2005, our net operating assets and liabilities, excluding cash, increased by $2.7 million. This was due to decreases in advance payment balances of $10.6 million from collaborators, which was partially offset by decreased inventory balances of $1.9 million and increased accrued compensation, accounts payable and other liabilities totaling $5.3 million. The combined balance of advance payments from collaborators decreased by $10.6 million during fiscal year 2005 due to the recognition of revenue from previously received up-front license and milestone payments. The decrease in inventory balances resulted from a significant sale of Lead Generation Library chemical compounds that occurred in the second quarter of fiscal 2005. Accrued compensation and benefits increased primarily from reserving for a planned cash employee bonus program for the year.

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

•                  the number and scope of phase 2 studies we may decide to run;

•                  the progress of the development efforts of our collaborators;

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

•                  the costs and timing of regulatory approvals; and

•                  the costs of establishing clinical development and distribution or commercialization capabilities.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2006.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$5,085	$8,502	$7,712	$24,985	$46,284
Purchase obligations	5,091	1,157	13	—	6,261
Debt obligations (including interest, using current rate of 6.5%)	920	1,839	15,070	—	17,829
Total obligations	$11,096	$11,498	$22,795	$24,985	$70,374

We are obligated under noncancelable operating leases for our facilities and certain equipment leases. Original lease terms for our facilities in effect as of June 30, 2006 were from eight to ten years and generally require us to pay a proportionate share of real estate taxes, insurance and other operating costs. Equipment leases generally range from three to five years.

Purchase obligations totaling $6.3 million were primarily for outsourced pharmacology services, laboratory equipment, chemicals and supplies.

On June 22, 2006, we entered into a series of agreements involving the assignment to BioMed Reality L.P. (“BioMed”) of options we acquired to purchase the facilities that we occupy in Boulder and Longmont, Colorado and the subsequent lease of those facilities from BioMed. Pursuant to an Assignment Agreement dated June 22, 2006 between Array and BioMed (the “Assignment Agreement”), BioMed agreed to purchase these facilities in both Boulder and Longmont.

On July 7, 2006, BioMed completed the purchase of the Boulder facility as contemplated by the Assignment Agreement and our obligations under prior lease and sublease agreements terminated. Total operating lease obligations included in the above table related to leases that terminated subsequent to the 2006 fiscal year-end for the prior lease and sublease agreements, are $33.0 million and $7.4 million, respectively. On July 7, 2006, we entered into a 10-year lease agreement with BioMed for the Boulder facility (the “Boulder Lease). The Boulder Lease has an initial rental rate of $4.8 million annually, subject to 2% annual increases. Total operating lease obligations under the Boulder Lease amount to $52.0 million over the lease term. This obligation is not included in the above table as it occurred subsequent to June 30, 2006.

On August 9, 2006, BioMed completed the purchase of the Longmont facility as contemplated by the Assignment Agreement and our obligation under our existing lease agreement for the Longmont facility terminated. The operating lease obligation related to this lease was $5.6 million and is included in the above table. On August 9, 2006 we entered into a 10-year lease agreement with BioMed for the Longmont facility (the “Longmont Lease”). The Longmont Lease has an initial rental rate of $2.2 million annually, subject to 2% annual increases. Total operating lease obligations under the Longmont Lease is $24.2 million over the lease term. This obligation is not included in the above table as it occurred subsequent to June 30, 2006.

For more information about these transactions, see Note 10: “Subsequent Events” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Revenue from license fees and up-front fees is non refundable and is recognized on a straight-line basis over the expected period of the related research program. Milestone payments are non refundable and are recognized as revenue over the expected period of the related research program. A portion of any milestone payment is recognized at the date the milestone is achieved based on the applicable percentage of the research term that has elapsed at the date the milestone is achieved. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

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

   Share-Based Compensation

During the first quarter of fiscal 2006, we adopted the fair value method of accounting for share-based awards using the modified-prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based compensation, including stock options granted under the Option Plan and purchases of common stock by employees at a discount to market price under the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. Prior to July 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized with respect to purchases of common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the fiscal year ended June 30, 2006 are not comparable to the results of prior years.

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, we conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. In prior fiscal years, the estimated life was based on the expectation that options would be exercised on average five years after the date of grant. We determined expected volatility for fiscal year 2006 using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable period. For prior fiscal years, we determined expected volatility using the same method as fiscal year 2006, using the period from November 2001 through the last day of the applicable period. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about the adoption of SFAS 123R, see Note 2: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” under Notes to Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Recent Accounting Pronouncements

We believe that the adoption of all recently issued accounting pronouncements will have no impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and short-term maturities of our short-term investments, we have concluded that there is no material market risk exposure. Based on outstanding investment balances at June 30, 2006, a change of 100 basis points in interest rates would result in a $697,000 change in our annual interest income.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At June 30, 2006, we had $14.1 million of long term debt outstanding and the interest rate on our term loan and equipment advances was 6.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $141,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the financial statements, we also have audited the financial statement schedule II for the years ended June 30, 2006 and 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, effective July 1, 2005, the Company changed its method of accounting for stock-based compensation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Array BioPharma Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boulder, Colorado
September 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Array BioPharma Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2004. Our audit also included financial statement schedule II as it relates to the information for the fiscal year ended June 30, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Array BioPharma Inc. for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the fiscal year ended June 30, 2004.

/s/ ERNST & YOUNG LLP

Denver, Colorado
July 29, 2004

ARRAY BIOPHARMA INC.
BALANCE SHEETS

	As of June 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$15,568,243	$12,429,526
Marketable securities	54,531,585	78,296,782
Restricted cash	—	1,979,678
Accounts receivable, net	1,359,031	679,609
Inventories, net	1,645,438	2,153,486
Prepaid expenses and other	1,758,943	1,025,871
Total current assets	74,863,240	96,564,952

Property, plant and equipment, net	27,309,387	31,306,452

Other assets	—	80,246
Total assets	$102,172,627	$127,951,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,211,685	$3,708,656
Advance payments from collaborators - current	3,800,302	6,698,292
Accrued compensation and benefits	5,769,982	4,320,755
Deferred rent - current	1,563,095	341,555
Other current liabilities	1,510,474	1,061,080
Total current liabilities	18,855,538	16,130,338

Advance payments from collaborators - long term	77,874	937,500
Deferred rent and other liabilities	—	1,354,533
Long term debt	14,149,856	10,000,000
Other long term liabilities	448,797	113,933
Total liabilities	33,532,065	28,536,304

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 39,124,494 and 38,466,804 shares issued and outstanding at June 30, 2006 and 2005, respectively	39,124	38,467
Additional paid-in capital	202,525,810	193,696,156
Accumulated deficit	(133,653,686)	(94,040,179)
Accumulated other comprehensive income (loss)	(270,686)	(279,098)
Total stockholders’ equity	68,640,562	99,415,346
Total liabilities and stockholders’ equity	$102,172,627	$127,951,650

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005	2004
Revenue
Collaboration revenue	$37,738,356	$34,343,022	$28,185,609
License and milestone revenue	7,264,619	11,162,494	6,645,381
Total revenue	45,002,975	45,505,516	34,830,990

Operating expenses (1)
Cost of revenue	39,610,840	38,048,077	37,256,852
Research and development for proprietary drug discovery	33,381,708	22,870,777	15,905,107
Selling, general and administrative expenses	13,788,779	9,372,457	8,015,746
Total operating expenses	86,781,327	70,291,311	61,177,705

Loss from operations	(41,778,352)	(24,785,795)	(26,346,715)

Interest expense	(669,676)	—	—
Interest income	2,834,521	1,541,771	380,855
Net loss	$(39,613,507)	$(23,244,024)	$(25,965,860)

Basic and diluted net loss per share	$(1.02)	$(0.68)	$(0.91)

Number of shares used to compute per share data	38,759,390	34,042,826	28,511,457

(1) Operating expenses include share-based compensation expense of $6.2 million, $151,000 and $2.0 million for fiscal 2006, 2005 and 2004, respectively. See Note 2 to the Notes to Financial Statements.

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other	Deferred
	Common Stock		Paid-In	Accumulated	Comprehensive	Stock-Based
	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Total
Balance at June 30, 2003	28,221,080	$28,221	$124,050,659	$(44,830,295)	$21,856	$(2,231,274)	$77,039,167
Issuance of common stock under stock option and employee stock purchase plans	650,899	651	1,608,075	—	—	—	1,608,726
Share-based compensation expense	—	—	—	—	—	1,976,658	1,976,658
Reversal of prior year deferred stock-based compensation for terminated employees	—	—	(103,612)	—	—	103,612	—
Net loss	—	—	—	(25,965,860)	—	—	(25,965,860)
Change in unrealized loss on marketable securities	—	—	—	—	(165,271)	—	(165,271)
Comprehensive loss							(26,131,131)
Balance at June 30, 2004	28,871,979	28,872	125,555,122	(70,796,155)	(143,415)	(151,004)	54,493,420
Issuance of common stock for cash-public offering, net of offering costs of $4,724,853	9,200,000	9,200	66,565,947	—	—	—	66,575,147
Issuance of common stock under stock option and employee stock purchase plans	394,825	395	1,575,087	—	—	—	1,575,482
Share-based compensation expense	—	—	—	—	—	151,004	151,004
Net loss	—	—	—	(23,244,024)	—	—	(23,244,024)
Change in unrealized loss on marketable securities	—	—	—	—	(135,683)	—	(135,683)
Comprehensive loss							(23,379,707)
Balance at June 30, 2005	38,466,804	38,467	193,696,156	(94,040,179)	(279,098)	—	99,415,346
Issuance of common stock under stock option and employee stock purchase plans	657,690	657	2,672,539	—	—	—	2,673,196
Share-based compensation expense	—	—	6,157,115	—	—	—	6,157,115
Net loss	—	—	—	(39,613,507)	—	—	(39,613,507)
Change in unrealized loss on marketable securities	—	—	—	—	8,412	—	8,412
Comprehensive loss							(39,605,095)
Balance at June 30, 2006	39,124,494	$39,124	$202,525,810	$(133,653,686)	$(270,686)	$—	$68,640,562

See accompanying notes.

ARRAY BIOPHARMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005	2004
Operating activities
Net loss	$(39,613,507)	$(23,244,024)	$(25,965,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,032,515	8,028,447	7,996,750
Deferred rent	(132,993)	559,900	461,838
Share-based compensation expense	6,157,115	151,004	1,976,658
Provision for excess inventory	—	—	5,616,424
Loss on equipment and software disposals	105,486	53,144	—
Changes in operating assets and liabilities:
Accounts receivable	(679,422)	400,721	563,416
Inventories	508,048	1,877,195	(582,557)
Prepaid expenses and other assets	(652,826)	289,915	(585,107)
Accounts payable	2,503,029	1,299,938	(114,153)
Advance payments from collaborators	(3,757,616)	(10,638,991)	16,172,437
Accrued compensation and benefits	1,449,227	3,271,846	(5,870)
Other current liabilities	449,394	658,990	(34,750)
Other long term liabilities	334,864	113,933	—
Net cash provided by (used in) operating activities	(24,296,686)	(17,177,982)	5,499,226

Investing activities
Purchases of property, plant and equipment	(5,180,112)	(5,681,941)	(3,627,018)
Sales of property, plant and equipment	39,176	104,850	—
Purchases of marketable securities	(67,151,391)	(121,689,164)	(250,192,325)
Proceeds from sale and maturity of marketable securities	90,925,000	72,950,000	249,750,000
Decrease (increase) in restricted cash	1,979,678	(726,455)	(120,911)
Net cash provided by (used in) investing activities	20,612,351	(55,042,710)	(4,190,254)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	66,575,147	—
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	2,673,196	1,575,482	1,608,726
Proceeds from the issuance of long term debt	4,149,856	10,000,000	—
Net cash provided by financing activities	6,823,052	78,150,629	1,608,726

Net increase in cash and cash equivalents	3,138,717	5,929,937	2,917,698
Cash and cash equivalents, beginning of year	12,429,526	6,499,589	3,581,891
Cash and cash equivalents, end of year	$15,568,243	$12,429,526	$6,499,589

Supplemental disclosure of cash flow information
Cash paid for interest was $599,104 for fiscal 2006. No interest was paid during the other reported fiscal years.

See accompanying notes.

ARRAY BIOPHARMA INC.

NOTES TO FINANCIAL STATEMENTS

1. Business Operations

Array BioPharma Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat life threatening and debilitating diseases. The Company’s proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes clinical candidates that are designed to regulate therapeutically important targets. In addition, leading pharmaceutical and biotechnology companies partner with Array to discover and develop drug candidates across a broad range of therapeutic areas.

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

At June 30, 2006 and 2005, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

  Fair Value of Financial Instruments

At June 30, 2006 and 2005, the Company’s financial instruments consisted of cash, cash equivalents, marketable securities, accounts receivable, accounts payable and debt. Marketable securities recorded as available-for-sale are recorded at their estimated fair value. The carrying amounts of all other instruments approximate fair value. See Note 3 — “Cash, Cash Equivalents and Marketable Securities” for a discussion of the fair value of the Company’s marketable securities. See Note 5 — “Long Term Debt” for a discussion of the fair value of the Company’s long term debt.

  Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer’s potential inability to meet its financial obligation, the Company records a specific reserve for bad debt against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if an allowance for doubtful accounts is deemed necessary. As of June 30, 2006 and 2005, the allowance for doubtful accounts was $10,000 and $57,000, respectively. The allowance for doubtful accounts decreased during fiscal 2006 as a result of recovering a single account that was fully reserved in prior fiscal years. At June 30, 2006, two separate customers accounted for approximately 21% and 19% of the Company’s total accounts receivable balance while three separate customers accounted for 55%, 15% and 14% of the accounts receivable balance at June 30, 2005.

  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. The Company maintains its cash balances in the form of bank demand deposits and money market funds. Cash equivalents and restricted cash consist of money market funds. Marketable securities consist of auction rate securities and federal agency mortgage-backed securities. All cash, cash equivalents, restricted cash and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies.

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

During 2002, the Company entered into a building lease for its Longmont, Colorado facility and modified an existing lease for its Boulder, Colorado facility, and in this process obtained options for extending all significant building leases up to, and beyond, 15 years. Due to the high cost to replace and the limited availability of laboratory facilities, the Company concluded that the exercise of a portion of its options to extend its lease terms to at least 15 years was reasonably assured and therefore amortized its leasehold improvements over this period of time. During the last quarter of fiscal 2005, the Company reassessed its facility requirements, and began to consider the possibility of consolidating operations in one of its existing locations, or a new location. At that time the Company was no longer reasonably assured that it would remain in its Boulder, Colorado location beyond the initial lease term, which would end in March 2008, but was reasonably assured that it would exercise its lease extensions and lease its Longmont, Colorado facility for at least 13 more years. Therefore, as of June 2005, the Company began amortizing its Boulder leasehold improvements over an accelerated period of 34 months representing the remaining initial lease term, which resulted in an additional expense of $1.6 million and approximately $141,000 for fiscal year 2006 and 2005, respectively. On June 22, 2006, the Company executed a series of agreements involving the assignment of facility purchase options that it owned and the subsequent signing of lease agreements for these same facilities over a ten-year lease term. Therefore, during the latter part of June 2006, the Company began amortizing its leasehold improvements over the new ten-year lease terms for both the Boulder and Longmont, Colorado facilities.

   Software Development Costs

The Company uses software it develops for capturing, searching and presenting data. The Company capitalizes direct, payroll-related software development costs for time incurred during the software development stage where the computer software project is intended to create a new system or add identifiable functionality to an existing system. All other costs, including time incurred for preliminary project planning, training, implementation or ongoing maintenance, are expensed in the period incurred. Total capitalized costs were approximately $223,000, $506,000 and $351,000 for fiscal years 2006, 2005 and 2004, respectively, and are being amortized on a straight-line basis over a period of three years.

   Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds the projected discounted future net cash flows arising from the assets.

   Deferred Rent

The Company’s prior and current facilities leases provide for annual rent increases, and the Company recognizes the average annual rent expense over the term of the lease on a straight-line basis. As a result, the amount of rent expense recorded will exceed the Company’s actual cash rent payments during the early part of the lease term and be below the actual cash rent payments during the latter part of the lease term. The Company records deferred rent equal to the difference between the actual cash payments and the amount recognized as rent expense for the Company’s facilities leases. Under the Company’s leases in effect during fiscal 2006, rent expense was recognized ratably over the life of the lease for the Company’s Boulder facility, which originally was set to expire in March 2008, and over the life of the lease and one of the optional extension periods, which was set to expire in May 2018, for its Longmont facility. As described in Note 10 — “Subsequent Events”, the Company executed new leases with a different landlord for its Boulder and Longmont facilities subsequent to June 2006. As a result, the Company has reflected the entire June 30, 2006 deferred rent balance of $1.5 million as a current liability as it intends to reverse the full amount as a reduction to rent expense during the first quarter of fiscal 2007.

   Bonus Program

The Company has implemented a cash performance-based bonus program that covers substantially all employees. The size of the bonus pool is determined based on the achievement of Company-wide goals and other performance measures approved by the Board of Directors at the start of each fiscal year, and individual bonuses are awarded based on pre-determined target bonus percentages for each employee level. Bonus accruals are estimated throughout the fiscal year based on various factors, including target bonus percentages per level of employee and probability of achieving Company goals upon which bonuses are based. The Company reviews the actual progress made towards these goals under the bonus programs and adjusts the accrual accordingly at each fiscal year-end. As of June 30, 2006 and 2005, accrued compensation and benefits included $3.4 million and $2.7 million, respectively, for accrued bonus payments expected to be paid in cash subsequent to each fiscal year-end. For the year ended June 30, 2004, the Company did not pay a cash bonus.

   Revenue Recognition

Most of the Company’s revenue is derived from designing, creating, optimizing, evaluating, and developing drug candidates for its collaborators. The majority of collaboration revenue consists of fees received based on contracted annual rates for full time equivalent employees working on a project. The Company’s collaboration agreements also include license and up-front fees, milestone payments upon achievement of specified research or development goals and royalties on sales of resulting products. A small portion of the Company’s revenue comes from fixed fee revenue and from sales of compounds on a per-compound basis.

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

   Segment and Geographic Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of the Company’s property, plant and equipment is within the United States. The following table details revenue from customers by geographic area based on the country in which collaborators are located or the destination of where compounds are shipped.

	Years Ended June 30,
	2006	2005	2004

North America	$30,969,478	$29,162,359	$23,799,660
Europe	7,652,993	12,680,730	6,483,833
Japan and Asia-Pacific	6,380,504	3,662,427	4,547,497
Total revenue	$45,002,975	$45,505,516	$34,830,990

Approximately 93%, 97% and 94% of the revenue generated from sales to Europe during the years ended June 30, 2006, 2005 and 2004, respectively, is related to the Company’s collaboration and licensing agreement with AstraZeneca PLC, located in Sweden. For the years ended June 30, 2006 and June 30, 2004, revenue from Japanese collaborations exceeded 10% of the Company’s revenue. No other individual international country exceeded 10% of the Company’s revenue for the periods presented.

During fiscal year 2006, revenue from Genentech, InterMune and AstraZeneca, accounted for 35%, 24% and 16%, respectively, of the Company’s total revenue. During fiscal year 2005 these same collaborators accounted for 28%, 10% and 27%, respectively, of the Company’s total revenue. During fiscal year 2004, revenue from AstraZeneca, Genentech and Eli Lilly and Company, accounted for 18%, 13% and 12%, respectively, of the Company’s total revenue.

   Shipping and Handling Costs

Amounts billed to customers for shipping and handling are reported within collaboration revenue and costs incurred for shipping and handling of products are included in cost of revenue.

  Cost of Revenue

The Company’s out-licensing and collaboration agreements provide for research funding based on the number of full time equivalent scientists performing research on a program. The Company does not bear any risk of failure for performing these activities and the payments are not contingent based on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred as cost of revenue.

  Research and Development Costs

Research and development costs are expensed as incurred.

  Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. The amount charged against operations for the years ended June 30, 2006, 2005 and 2004 was approximately $19,000, $71,000 and $47,000, respectively.

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

The Company recorded $6.2 million, or $0.16 per share, of total share-based compensation expense for the fiscal year ended June 30, 2006 as required by the provisions of SFAS 123R, substantially all of which was related to stock options. The share-based compensation expense associated with stock options is amortized on a straight-line basis over the vesting periods of the related options. Share-based compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock expected to be purchased during each offering period and the percentage of the purchase discount. These charges had no impact on the Company’s reported cash flows. During the fiscal years ended June 30, 2005 and 2004, the Company recorded approximately $151,000 and $2.0 million of stock compensation expense pursuant to APB 25 associated with the final amortization of deferred stock compensation related to the vesting of stock options that were granted prior to its initial public offering of common stock in November 2000.

Share-based compensation expense is allocated among the following categories:

	Years Ended June 30,
	2006	2005	2004
Cost of revenue	$2,089,468	$113,251	$1,492,095
Research and development for proprietary drug discovery	1,340,916	—	—
Selling, general and administrative expenses	2,726,731	37,753	484,563
Total	$6,157,115	$151,004	$1,976,658

Under the modified prospective method of transition under SFAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for fiscal 2006 are not comparable to the prior fiscal years.

The Company has presented pro forma disclosures of its net loss and net loss per share for the prior year periods assuming the estimated fair value of the options granted prior to July 1, 2005 is amortized to expense over the option-vesting period as presented below.

	Years Ended June 30,
	2005	2004

Net loss, as reported	$(23,244,024)	$(25,965,860)
Add: Share-based employee compensation expense included in reported net loss	151,004	1,976,658

Less: Total share-based employee compensation expense determined under fair value based methods for all options granted	(7,222,225)	(7,723,166)
Pro forma net loss	$(30,315,245)	$(31,712,368)

Net loss per share:
Basic and diluted - as reported	$(0.68)	$(0.91)
Basic and diluted - pro forma	$(0.89)	$(1.11)

For purposes of disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, the Company conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. Previously, the Company calculated the estimated life based on the expectation that options would be exercised within five years on average. The Company based its estimate of expected volatility for options granted in fiscal year 2006 on daily historical trading data of its common stock from November 17, 2000, the date of the Company’s initial public offering, through the last day of the applicable period. For options granted in fiscal years 2005 and 2004, the Company based its volatility estimate under the same method as fiscal year 2006, using the period from November 1, 2001 through the last day of the applicable period.

	Average Risk- Free Interest Rate	Dividend Yield	Average Volatility Factor	Weighted- Average Option Life (Years)	Calculated Fair Value of Options Granted
Fiscal Year 2006	4.56%	0%	77.7%	6.37	$4.71
Fiscal Year 2005	3.70%	0%	75.5%	5	$4.92
Fiscal Year 2004	3.77%	0%	81.6%	5	$5.07

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

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding Balance, June 30, 2003	5,715,577	$6.16
Granted	1,281,749	5.13
Exercised	(410,034)	1.75
Forfeited or expired	(308,455)	7.04
Outstanding Balance, June 30, 2004	6,278,837	6.19
Granted	773,884	7.72
Exercised	(214,920)	2.49
Forfeited or expired	(203,260)	7.20
Outstanding Balance, June 30, 2005	6,634,541	6.46
Granted	1,936,100	6.58
Exercised	(572,995)	3.89
Forfeited or expired	(402,154)	7.40
Outstanding Balance, June 30, 2006	7,595,492	6.63	6.6	$17.5

Exercisable shares as of June 30, 2006	4,541,392	6.63	5.3	$11.5

The weighted-average, grant-date fair value of options granted during the fiscal year ended June 30, 2006 was $4.71 based on using the Black-Scholes option pricing model on the date of grant. The total intrinsic value of options exercised during the fiscal year ended June 30, 2006 was $2.6 million and represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on the dates exercised.

A summary of the status of the Company unvested shares as of June 30, 2006, and changes during the fiscal year then ended is presented below.

Unvested Shares Issued Under the Plan

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Unvested Balance, June 30, 2005	2,649,739	$4.88
Granted	1,936,100	4.71
Vested	(1,234,205)	5.33
Forfeited	(297,534)	4.76
Unvested Balance, June 30, 2006	3,054,100	4.60

   Unrecognized Share-Based Compensation Expense

As of June 30, 2006, there was $9.3 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 2.0 years as follows:

(in thousands)
Fiscal Year 2007	$3,654
Fiscal Year 2008	2,887
Fiscal Year 2009	1,854
Fiscal Year 2010	907
$9,302

  Comprehensive Income (Loss)

The Company discloses, in addition to net loss, comprehensive income (loss) and its components including unrealized gains and losses on investments in debt and equity securities. The Company has disclosed comprehensive income (loss) within its statements of stockholders’ equity and comprehensive income (loss).

  Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents calculated using the treasury stock method relating to these stock options excluded from the diluted loss per share calculations for the years ended June 30, 2006, 2005 and 2004 were 1,486,695 shares, 1,701,239 shares and 623,365 shares, respectively.

  Use of Management’s Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Recent Accounting Pronouncements

The Company believes that the adoption of all recently issued accounting pronouncements will have no impact on its financial condition or results of operations.

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities classified as available-for-sale and restricted cash as of June 30, 2006 and 2005 consist of the following:

	As of June 30,
	2006	2005
Cash and cash equivalents:
Cash	$449,197	$440,958
Money market fund	15,119,046	11,988,568
Total	$15,568,243	$12,429,526

Marketable securities:
Auction rate securities	$17,528,050	$28,553,313
Federal agency mortgage-backed securities	37,003,535	49,743,469
Total	$54,531,585	$78,296,782

Restricted cash:
Money market fund	$—	$1,979,678

Unrealized losses on available-for-sale securities at June 30, 2006 and 2005 were approximately $271,000 and $279,000, respectively. The unrealized losses at both dates were related to the Company’s investment in federal agency mortgage-backed securities. The fair values of these investments at June 30, 2006 and 2005 were $36.6 million and $49.2 million (excluding approximately $392,000 and $523,000 of accrued interest), respectively, compared to the Company’s original cost of $36.9 million and $49.5 million, respectively. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006 and 2005.

At June 30, 2005, the Company had a restricted cash balance of $2.0 million, as a compensating balance to support outstanding standby letters of credit that were issued in relation to the Company’s facilities leases.

Debt securities at June 30, 2006 and 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations. The near-term reset dates are used as the effective maturity dates for classifying auction rate securities.

	As of June 30,
	2006	2005
Marketable securities:
Due in one year or less	$44,131,791	$56,147,883
Due after one year through two years	10,399,794	22,148,899
Total	$54,531,585	$78,296,782

The Company has included marketable securities due after one year within current assets, as these investments are available for use in current operating activities.

4. Balance Sheet Components

	As of June 30,
	2006	2005
Inventories:
Fine chemicals	$1,857,242	$2,884,541
Optimer building blocks	2,009,424	2,186,260
Total inventories at cost	3,866,666	5,070,801
Less reserves	(2,221,228)	(2,917,315)
Total inventories, net	$1,645,438	$2,153,486

At June 30, 2006, fully reserved fine chemical inventory of $1.2 million was written off and applied to the reserve balance.

	As of June 30,
	2006	2005
Property, plant and equipment:
Laboratory equipment	$32,363,281	$28,483,646
Computer hardware and software	7,849,501	7,491,534
Furniture and fixtures	1,625,838	1,527,281
Leasehold improvements	23,979,352	23,826,346
Equipment and computer software in progress	321,170	188,168
Total property, plant and equipment, gross	66,139,142	61,516,975
Less accumulated depreciation and amortization	(38,829,755)	(30,210,523)
Total property, plant and equipment, net	$27,309,387	$31,306,452

Depreciation and amortization expense was $9.0 million, $8.0 million and $8.0 million for the years ended June 30, 2006, 2005 and 2004, respectively.

5. Long Term Debt

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Comerica” or “Bank”) dated June 28, 2005, as amended. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 6.5% per annum and a maturity date of June 28, 2010. Up to $5 million in equipment advances are available to the Company from time to time through December 28, 2006 to finance the purchase of equipment, capitalized software and tenant improvements. As of June 30, 2006, the Company has received $4.1 million of equipment advances, which currently have an interest rate of 6.5% per annum and a maturity date of June 28, 2010. A revolving line of credit in the amount of $2 million supports outstanding standby letters of credit that have been issued in relation to the Company’s facilities leases. These standby letters of credit expire on June 28, 2008.

The outstanding balances under the term loan, the equipment advances and the revolving line of credit bear interest on a monthly basis at one of the following interest rates elected by the Company from time to time:

•                  A rate equal to one and three-quarters percent (1.75%) below the Prime “Base Rate” as quoted by the Bank from time to time; or

•                  A rate equal to one percent (1.00%) above the Bank’s LIBOR rate, which rate shall remain in effect during the relevant LIBOR period; or

•                  A rate equal to one and one quarter percent (1.25%) above the Bank’s Cost of Funds rate, which rate shall remain in effect during the relevant Cost of Funds period.

Should the Company maintain less than $10,000,000 at the Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than shown above.

If the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $40 million, between $30 million and $25 million, or below $25 million, the minimum required balance maintained at the Bank shall be $2 million, $8.5 million and $17 million, respectively. If the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $20 million, the loans become due. See Note 10 — “Subsequent Events” for a description of an amendment to the Loan and Security Agreement and related modification to the specified minimum cash balances.

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

Interest on the loans is payable in monthly installments, with a balloon payment of $14.1 million due in June 2010.

6. Commitments - Operating Leases and Purchase Obligations

The Company leases facilities and equipment under various noncancelable operating lease agreements. Rent expense under these agreements was $4.7 million, $5.6 million and $4.3 million for the years ended June 30, 2006, 2005 and 2004, respectively. Deferred rent credits recognized for the year ended June 30, 2006 was approximately $353,000 while deferred rent charges were approximately $515,000 and $462,000, respectively, for the years ended June 30, 2005 and 2004. As of June 30, 2006, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows:

Amount
2007	$5,085,223
2008	4,803,782
2009	3,698,034
2010	3,799,060
2011	3,912,934
Thereafter	24,984,759
Total minimum lease payments	$46,283,792

On June 22, 2006, the Company entered into a series of agreements involving the assignment to BioMed Reality L.P. (“BioMed”) of options it acquired to purchase the facilities that it occupied in Boulder and Longmont, Colorado and the subsequent lease of those facilities from BioMed. Pursuant to an Assignment Agreement dated June 22, 2006 between Array and BioMed (the “Assignment Agreement”), BioMed agreed to purchase these facilities in both Boulder and Longmont.

As part of the transaction, the Company entered into an Option Agreement on June 22, 2006 with 3200 Walnut LL, LLC, pursuant to which it acquired an option to purchase the Boulder facility. Pursuant to the Assignment Agreement, the Company assigned this option to purchase the Boulder facility as well as the right to purchase the Longmont facility which was exercised on June 22, 2006. The Company also entered into an Absolute Triple Net Lease dated June 22, 2006 with Walnut LL, LLC that has a term of 10 years commencing April 1, 2008 but only if the purchase of the Boulder facility by BioMed failed to consummate.

On July 7, 2006, BioMed purchased the Boulder facility and the Company’s obligation under the Absolute Triple Net Lease with Walnut LL, LLC terminated along with its obligation under an existing Sublease with Amgen Inc. for the Boulder facility. Operating lease obligations included in the above table related to the Absolute Triple Net lease and the Sublease with Amgen, were $33.0 million and $7.4 million, respectively. On July 7, 2006, the Company entered into a 10-year lease agreement with BioMed for the Boulder facility with total obligations under the lease amounting to $52.0 million over the lease term.

On August 9, 2006, BioMed purchased the Longmont facility and the Company’s obligation under its existing lease agreement with Circle Capital Longmont LLC dated February 28, 2000, as amended, for the Longmont facility terminated. The operating lease obligation included in the above table related to the lease with Circle Capital was $5.6 million. On August 9, 2006 the Company entered into a 10-year lease agreement with BioMed for the Longmont facility with total obligations under the lease amounting to $24.2 million over the lease term.

See Note 10 — “Subsequent Events” for a further description of the above transactions.

At June 30, 2006, the Company had outstanding purchase obligations totaling $6.3 million, primarily for outsourced pharmacology services, laboratory equipment, chemicals and supplies.

7. Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. During fiscal year 2006, 2005 and 2004, the Company paid matching contributions of approximately $932,000, $780,000 and $326,000, respectively. Company contributions are fully vested after four years of employment.

8. Stock Compensation Plans and Stockholder Rights Plan

  Stock Options

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Option Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering, the Option Plan became effective and no additional grants were made under the 1998 Plan. A total of 14.6 million shares of common stock have been reserved for issuance under the Option Plan to eligible employees, consultants and directors of the Company. Of these shares, 3.9 million were authorized pursuant to the provision under the Option Plan which provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between: (i) 25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date. As of June 30, 2006, there were 3.6 million shares available for future issuance under the Plan.

The Option Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock. A total of 12.0 million shares of common stock may be issued as incentive stock options as of June 30, 2006.

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

A summary of options outstanding as of June 30, 2006, is as follows:

	Outstanding Options			Exercisable Options
Exercise Price	Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Currently Exercisable	Weighted- Average Exercise Price
$0.24	192,845	2.8	$0.24	192,845	$0.24
$0.25-$0.60	824,352	3.6	0.60	824,352	0.60
$0.61-$3.00	163,431	4.7	2.90	149,931	2.94
$3.01-$6.00	770,212	6.8	3.70	383,297	3.94
$6.01-$7.00	1,920,272	8.9	6.53	154,191	6.59
$7.01-$8.50	1,313,964	6.8	8.11	735,660	8.19
$8.51-$9.00	788,016	6.3	8.67	557,666	8.67
$9.01-$10.50	1,052,000	5.8	9.31	984,350	9.32
$10.51-$14.28	570,400	5.6	11.72	559,100	11.74
	7,595,492	6.6	6.63	4,541,392	6.63

  Deferred Stock-Based Compensation

The Company had deferred stock-based compensation balances related to certain stock options granted to employees prior to the Company’s November 2000 initial public offering. Stock compensation expense was recognized on a straight-line basis over the vesting periods of the related options, which was generally four years, except for options with performance-based vesting provisions. The Company recognized stock compensation expense of approximately $151,000 and $2.0 million for fiscal years 2005 and 2004, respectively. As of June 30, 2005, the Company had no remaining deferred stock-based compensation to be amortized in future periods.

  Employee Stock Purchase Plan

During fiscal year 2001, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), authorizing the issuance of 800,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. During fiscal 2003, stockholders approved an increase of 400,000 shares for a total of 1.2 million authorized shares for issuance under the ESPP. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 15% of their base compensation. The Compensation Committee determines the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. This period is known as the offering period. Within a single offering period, the Company permits periodic purchases of stock, known as purchase periods. During the first six months of fiscal 2006, the offering periods were six-month periods and the purchase periods were three-month periods. Effective January 1, 2006, the offering periods begin January 1 and end December 31. However, on July 1st of each year, if the stock price on July 1 is lower than the stock price on January 1, then the 12-month offering period would terminate and the purchase rights under that offering period would roll forward into a new six-month offering period that would begin July 1 and end December 31. The Compensation Committee may modify the duration of the offering periods and the purchase periods again in the future. At the end of the purchase period during a calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the market value of a share of common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year, may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. For the fiscal years 2006, 2005 and 2004 total shares issued under the ESPP were 108,588, 179,905 and 240,865, respectively. As of June 30, 2006, there were 49,975 shares available for future issuance under the ESPP. On December 9, 2005, the Company’s Board of Directors approved an additional 450,000 shares of common stock for issuance under the ESPP, subject to stockholder approval at the annual meeting of stockholders expected to be held on November 2, 2006.

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

A reconciliation of the Company’s effective tax rate from the federal statutory income tax rate is as follows:

	Years Ended June 30,
	2006	2005	2004
Expected federal income tax expense at statutory rate of 34%	34.0%	34.0%	34.0%
Generation of research and development tax credit	4.0%	5.1%	3.7%
Non-deductible SFAS 123R share-based compensation expense	(5.3%)	—%	—%
Effect of other permanent differences	0.6%	0.1%	(1.4%)
State income tax expense, net of federal benefit	2.6%	3.1%	2.9%
Change in valuation allowance	(35.9%)	(42.3%)	(39.2%)
	—%	—%	—%

The components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$29,542,847	$29,248,422
Research and development credit carryforwards	5,517,659	3,921,333
Advance payments from collaborators	394,478	2,354,584
Deferred rent	12,562,343	628,499
Inventory reserve	823,094	1,081,034
Accrued benefits	1,729,077	294,550
Depreciation of property, plant and equipment	984,947	—
Other	40,459	51,513
Total deferred tax assets	51,594,904	37,579,935
Valuation allowance	(51,594,904)	(37,132,765)
Net deferred tax assets	—	447,170
Deferred tax liabilities:
Depreciation of property, plant and equipment	—	(447,170)
Net deferred taxes	$—	$—

Based upon the level of historical taxable loss and projections of future taxable loss over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and accordingly has established a full valuation allowance as of June 30, 2006 and 2005. The amount of the deferred tax asset considered realizable could be increased in the future if taxable income is achieved and appears to be sustainable.

For tax purposes, in fiscal year 2006, the Company recognized approximately $32 million as a taxable gain and created a deferred tax asset from the facilities purchase options that it assigned to a third-party. See Note 10 — “Subsequent Events” for a further description of these transactions.

As of June 30, 2006 approximately $1.6 million of net operating loss deferred tax assets relates to disqualifying dispositions of employee stock options. In future periods, if the Company determines that a valuation allowance is no longer necessary, the portion related to disqualifying dispositions of employee stock options will reverse against additional paid-in capital rather than be recognized as an income tax benefit on the statement of operations.

At June 30, 2006, the Company has the following net operating loss and tax credit carryforwards for income tax purposes:

Expiration date:	Net Operating Losses	Research and Development Credits
2018	$49,000	$—
2019	4,468,000	135,000
2020	4,494,000	147,000
2021	5,560,000	287,000
2022	6,180,000	485,000
2023	17,328,000	715,000
2024	8,973,000	960,000
2025	31,825,000	1,192,000
2026	848,000	1,597,000
	$79,725,000	$5,518,000

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

10. Subsequent Events

Assignment and Facility Lease Agreements. On June 22, 2006, the Company entered into a series of agreements involving the assignment to BioMed Reality L.P. (“BioMed”) of options it acquired to purchase the facilities that it occupied in Boulder and Longmont, Colorado and the subsequent lease of those facilities from BioMed. Pursuant to an Assignment Agreement dated June 22, 2006 between Array and BioMed (the “Assignment Agreement”), BioMed agreed to purchase these facilities in both Boulder and Longmont. Pursuant to the Assignment Agreement, the Company assigned the option to purchase the Boulder facility as well as an existing option to purchase the Longmont facility to BioMed for a total of $30.5 million, payable upon the purchase of the Boulder and Longmont facilities by BioMed.

On July 7, 2006, BioMed completed the purchase of the Boulder facility as contemplated by the Assignment Agreement (the “Boulder Closing”) and paid the Company a total of $16.5 million pursuant to the Assignment Agreement. As part of the transactions contemplated by the Assignment Agreement, the Company also entered into a lease agreement with BioMed, dated July 7, 2006, for the Boulder facility (the “Boulder Lease”). The Boulder Lease has a term of 10 years with an initial rental rate of $4.8 million annually, subject to 2% annual increases, with the right to extend for up to two additional five-year terms. In addition, the Company received a tenant improvement allowance of $1.7 million under the Boulder Lease. Upon the Boulder Closing, the existing sublease with Amgen and the related lease agreements with the landlord terminated.

On August 9, 2006, BioMed completed the purchase of the Longmont facility as contemplated by the Assignment Agreement (the “Longmont Closing”) and paid the Company a total of $14.0 million pursuant to the Assignment Agreement. As part of the transactions contemplated by the Assignment Agreement, the Company also entered into a lease agreement with BioMed, dated August 9, 2006, for the Longmont facility (the “Longmont Lease”). The Longmont Lease has a term of 10 years with an initial rental rate of $2.2 million annually, subject to 2% annual increases, with the right to extend for up to two additional five-year terms. In addition, the Company received a tenant improvement allowance of $300,000 under the Longmont Lease. Upon the Longmont Closing, the lease agreement for the Longmont facility terminated.

The Company intends to record the combined net proceeds from BioMed of approximately $32.5 million for the above transactions as deferred rent which will be recognized on a straight-line basis as a reduction to rent expense over the related ten-year lease terms.

Amendment to Loan and Security Agreement. On July 7, 2006, the Company entered into a Second Amendment to a Loan and Security Agreement (“Second Amendment”) with Comerica Bank (“Bank”) dated June 28, 2005, as amended. The Second Amendment increases the combined letters of credit under the revolving loan commitment to a maximum of $6,750,000. In addition, under the Second Amendment the specified minimum cash balances to be maintained at the Bank were modified as follows. If the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $40 million, between $30 million and $27.5 million, or below $27.5 million, the minimum required balance maintained at the Bank shall be $2 million, $13 million and $24 million, respectively.

11. Selected Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for fiscal years 2006 and 2005.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
FISCAL YEAR 2006
Total revenue	$11,241,747	$11,940,072	$11,696,526	$10,124,630
Cost of revenue	9,389,645	10,012,941	10,561,060	9,647,194
Net loss	(9,672,043)	(8,711,194)	(9,187,494)	(12,042,776)

Basic and diluted net loss per share (1)	(0.25)	(0.23)	(0.24)	(0.31)

FISCAL YEAR 2005
Total revenue	$9,857,007	$12,048,445	$11,555,739	$12,044,325
Cost of revenue	8,793,127	9,464,030	9,572,711	10,218,209
Net loss	(5,615,328)	(4,877,017)	(6,234,606)	(6,517,073)

Basic and diluted net loss per share	(0.19)	(0.16)	(0.16)	(0.17)

(1) Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the full fiscal year.

ARRAY BIOPHARMA INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Balance at Beginning of Period	Amounts Charged (Credited) to Expense		Deductions Charged to Reserves		Balance at End of Period

Allowance for doubtful accounts:
Fiscal year ended June 30, 2006	$57,000	$(47,000)		$—		$10,000
Fiscal year ended June 30, 2005	54,550	2,450		—		57,000
Fiscal year ended June 30, 2004	26,500	28,050		—		54,550

Inventory reserve:
Fiscal year ended June 30, 2006	$2,917,315	$551,401		$1,247,488	(3)	$2,221,228
Fiscal year ended June 30, 2005	6,628,384	717,208		4,428,277	(2)	2,917,315
Fiscal year ended June 30, 2004	5,651,644	6,539,093	(1)	5,562,353	(1)	6,628,384

(1)          During fiscal year 2004, the Company recorded $5.6 million of charges to cost of revenue associated with increases in its inventory reserves for excess Lead Generation Library and Optimer building block inventory. At June 30, 3004 fully reserved inventory of $5.6 million was written off and applied to these established reserves, which had no impact on the reported results of operations.

(2)          During the second quarter of fiscal year 2005, the Company received $1.4 million for the sale of compounds with a carrying value of approximately $700,000 that represented the remaining net book value of the Lead Generation Library inventory. During this same period, Lead Generation Library inventory with a cost of $4.4 million was applied against previously established reserves of the same amount, which had no impact on the reported results of operations.

(3)          During the fourth quarter of fiscal year 2006, fully reserved fine chemical inventory of $1.2 million was written off and applied to established reserve balances, which had no impact on the reported results of operations.

The Company has not and does not anticipate recognizing any revenue from sales or licensing of any inventory that has been written off in any prior periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Array BioPharma Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, and testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Array BioPharma Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended and financial statement schedule II as of June 30, 2006 and 2005, and our report dated September 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ KPMG LLP

Boulder, Colorado
September 1, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None - Not Applicable

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective in ensuring that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods required by SEC rules and regulations.

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

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of June 30, 2006.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, as stated in their report, which appears at the end of Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the closing of the general ledger and the preparation of our Form 10-Q for the quarter ended September 30, 2005, errors were identified in the adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”) and in the calculation of compensation expense under the provisions of SFAS 123R. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. For the quarter ended September 30, 2005, management and the Audit Committee concluded that ineffective controls relating to the adoption of this new accounting pronouncement, the entry of transactional data and the application of certain assumptions used in the calculation of estimated fair value of share-based compensation under SFAS 123R could result in a material misstatement in Array’s annual or interim financial statements that would not be prevented or detected. Consequently, management and the Audit Committee concluded that these control deficiencies constituted a material weakness at that time. Management identified steps considered necessary to remediate this weakness, including additional training of finance personnel, additional review and reconciliation of transactional data, and improvements to the software programs used in calculating share-based compensation expense. These improvements were implemented during the second quarter of fiscal 2006 and tested at each subsequent quarter-end period. Management concluded, based on the results of these tests, that the material weakness has been remediated as of June 30, 2006.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the captions “Proposal 1-Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 2, 2006.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 2, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption “Principal Stockholders” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 2, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2006 about the shares of common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, which include the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan and the Array BioPharma Inc. Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-Average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by stockholders:
Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan (1)	7,595,492	$6.63	4,079,079
Array BioPharma Inc. Employee Stock Purchase Plan	—	—	49,975
Equity compensation plans not approved by stockholders	—	—	—
Total	7,595,492	$6.63	4,129,054

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

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Transactions” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 2, 2006.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Fees Billed by the Principal Accountant” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 2, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           1.     FINANCIAL STATEMENTS

The financial statements are listed under Part II, Item 8 of this report.

Index to Financial Statements

a)              Balance Sheets at June 30, 2006 and 2005

b)             Statements of Operations for each of the years in the three-year period ended June 30, 2006

c)              Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended June 30, 2006

d)             Statements of Cash Flows for each of the years in the three-year period ended June 30, 2006

e)              Notes to Financial Statements

2.               FINANCIAL STATEMENT SCHEDULES

The following financial schedule of Array BioPharma Inc. is included under Part II, Item 8 of this report:

Schedule II — Valuation and Qualifying Accounts

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

ARRAY BIOPHARMA INC.
Dated: September 1, 2006
	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

SIGNATURE	TITLE

/s/ ROBERT E. CONWAY	Chief Executive Officer and Director	September 1, 2006
Robert E. Conway	(Principal Executive Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of	September 1, 2006
Kyle A. Lefkoff	Directors

/s/ R. MICHAEL CARRUTHERS	Chief Financial Officer	September 1, 2006
R. Michael Carruthers	(Principal Financial and Accounting Officer)

/s/ FRANCIS J. BULLOCK	Director	September 1, 2006
Francis J. Bullock, Ph.D.

/s/ MARVIN H. CARUTHERS	Director	September 1, 2006
Marvin H. Caruthers, Ph.D.

/s/ KEVIN KOCH	Director	September 1, 2006
Kevin Koch, Ph.D.

/s/ DAVID L. SNITMAN	Director	September 1, 2006
David L. Snitman, Ph.D.

/s/ GIL J. VAN LUNSEN	Director	September 1, 2006
Gil J. Van Lunsen

/s/ DOUGLAS E. WILLIAMS	Director	September 1, 2006
Douglas E. Williams, Ph.D.

/s/ JOHN L. ZABRISKIE	Director	September 1, 2006
John L. Zabriskie, Ph.D.

EXHIBIT INDEX

Exhibit
No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(1)	Amended and Restated Bylaws of Array BioPharma Inc.
3.3	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
10.1	(1)	1998 Stock Option Plan effective July 1, 1998, as amended*
10.2	(7)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*
10.3	(7)	Array BioPharma Inc. Employee Stock Purchase Plan, as amended*
10.4		Form of Incentive Stock Option Agreement, as amended*
10.5		Form of Nonqualified Stock Option Agreement, as amended*
10.6	(9)	Amendment to Array BioPharma Inc. Employee Stock Purchase Plan*
10.7	(12)	Amendment to the Array BioPharma Inc. Employee Stock Purchase Plan, as amended and restated September 12, 2002 and as amended on April 29, 2004.*
10.8	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.9	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.10	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.11	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.12	(15)	Employment Agreement by and between Registrant and Robert E. Conway dated March 1, 2006*
10.13	(6)	Form of Employment Agreement dated September 1, 2002 by and between Registrant and each of David L. Snitman, Kevin Koch and R. Michael Carruthers. *
10.14	(5)	Employment Agreement effective as of March 2002 between Registrant and John Moore*
10.15	(14)	Description of performance bonus program*
10.16	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.17	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.18	(2)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.19	(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.20	(1)	Diversity Library Screening Agreement between Registrant and Tularik Inc. dated June 10, 1999, as amended
10.21	(4)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001
10.22	(3)	Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001
10.23	(8)	Collaboration and License Agreement by and between Registrant and AstraZeneca AB, dated December 18, 2003
10.24	(8)	Collaboration and License Agreement by and between Registrant and Genentech, Inc., dated December 22, 2003
10.25	(12)	Amendment No. 2, dated October 1, 2005, to the Collaboration and License Agreement by and between Registrant and Genentech, Inc. **
10.26	(10)	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. dated December 20, 2004*
10.27	(12)	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. *
10.28	(11)

Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002 along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**

10.29		Amendment No. 6 dated February 3, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002 **
10.30		Amendment No. 7 dated June 28, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002 **

Exhibit
No.		Description
10.31	(12)	Drug Discovery Agreement by and between Registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005. **
10.32	(11)	Loan and Security agreement by and between Registrant and Comerica Bank dated June 28, 2005
10.33	(12)	First Amendment to Loan and Security agreement by and between Registrant and Comerica Bank dated December 19, 2005.
10.34	(11)	Addendum No. 4 to Lease Agreement by and between Registrant, as Tenant, and Circle Capital Longmont LLC, as Landlord, dated August 5, 2005**
10.35	(12)	Addendum No. 5, dated December 2, 2005 and Addendum No. 6, dated December 22, 2005, to Lease Agreement by and between Registrant, as Tenant, and Circle Capital Longmont LLC, as Landlord.
10.36	(13)	Addendum No. 7, dated February 3, 2006 and Addendum No. 8, dated March 1, 2006, to Lease Agreement by and between Registrant, as Tenant, and Circle Capital Longmont LLC, as Landlord.
10.37		Option Agreement dated June 22, 2006 by and between Registrant, as Optionee, and 3200 Walnut LL, LLC
10.38		Assignment of Boulder Option Agreement dated June 22, 2006 by and between Registrant, as Assignor, and BioMed Realty, L.P.
10.39		Assignment Agreement dated June 22, 2006 by and between Registrant, as Assignor, and BioMed Realty, L.P.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0		Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated herein by reference to the Registrant’s registration statement on Form S-1 (File No. 333-45922)

(2)          Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001(File No. 000-31979)

(3)          Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-31979)

(4)          Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 000-31979)

(5)          Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-31979)

(6)          Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 000-31979)

(7)          Incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A dated October 1, 2002, with respect to the annual meeting of stockholders held on October 31, 2002

(8)          Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (File No. 000-31979)

(9)          Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 000-31979)

(10)    Incorporated herein by reference to the Current Report on Form 8-K as of December 20, 2004 (File No. 000-31979)

(11)    Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (File No. 000-31979)

(12)    Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (File No. 000-31979)

(13)    Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 000-31979)

(14)    Incorporated herein by reference to the Current Report on Form 8-K as of August 4, 2005 (File No. 000-31979)

(15)    Incorporated herein by reference to the Current Report on Form 8-K as of March 1, 2006 (File No. 000-31979)

* Management contract or compensatory plan.

**Confidential treatment of redacted portions has been applied for.