Form 10-Q
period 2006-09-30
ARRAY BIOPHARMA INC
filed 2006-11-06
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of October 31, 2006, the registrant had 39,235,628 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$13,744	$15,568
Marketable securities	82,096	54,532
Accounts receivable, net	184	1,359
Inventories, net	1,606	1,645
Prepaid expenses and other	2,006	1,760
Total current assets	99,636	74,864

Property, plant and equipment	66,999	66,139
Less accumulated depreciation and amortization	(40,428)	(38,830)
Property, plant and equipment, net	26,571	27,309
Total assets	$126,207	$102,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,461	$6,212
Advance payments from collaborators — current	3,153	3,800
Accrued compensation and benefits	6,714	5,770
Deferred rent — current	2,628	1,563
Other current liabilities	1,516	1,511
Total current liabilities	19,472	18,856

Advance payments from collaborators — long term	66	78
Deferred rent — long term	29,194	—
Long term debt	15,000	14,150
Other long term liabilities	492	448
Total liabilities	64,224	33,532

Stockholders’ equity
Preferred stock	—	—
Common stock	39	39
Additional paid-in capital	203,925	202,526
Accumulated other comprehensive income (loss)	(96)	(270)
Accumulated deficit	(141,885)	(133,654)
Total stockholders’ equity	61,983	68,641
Total liabilities and stockholders’ equity	$126,207	$102,173

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005
Revenue
Collaboration revenue	$7,989	$8,284
License and milestone revenue	3,037	2,958
Total revenue	11,026	11,242

Operating expenses
Cost of revenue	6,267	9,390
Research and development for proprietary drug discovery	10,853	8,625
Selling, general and administrative expenses	2,969	3,454
Total operating expenses	20,089	21,469

Loss from operations	(9,063)	(10,227)

Interest expense	(240)	(129)
Interest income	1,072	684
Net loss	$(8,231)	$(9,672)

Basic and diluted net loss per share	$(0.21)	$(0.25)

Number of shares used to compute per share data	39,148	38,498

See notes to condensed financial statements

ARRAY BIOPHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(8,231)	$(9,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,596	2,352
Share-based compensation expense	1,202	1,746
Deferred rent credits	(2,016)	(77)
Changes in operating assets and liabilities	553	(3,374)

Net cash used in operating activities	(6,896)	(9,025)

Investing activities
Purchases of property, plant and equipment	(860)	(1,548)
Purchases of marketable securities	(39,415)	(23,884)
Proceeds from sale and maturity of marketable securities	12,025	28,525
Net proceeds from assignment of facility purchase options	32,275	—
Increase in restricted cash	—	(20)

Net cash provided by investing activities	4,025	3,073

Financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	197	354
Proceeds from the issuance of long term debt	850	1,327

Net cash provided by financing activities	1,047	1,681

Net decrease in cash and cash equivalents	(1,824)	(4,271)
Cash and cash equivalents, beginning of period	15,568	12,430

Cash and cash equivalents, end of period	$13,744	$8,159

Supplemental disclosure of cash flow information

Cash paid for interest was $229 and $84 for the three months ended September 30, 2006 and 2005, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2006, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 1, 2006, with the Securities and Exchange Commission.

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

At September 30, 2006 and June 30, 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

   Inventories

Inventories consist of individual chemical compounds in the form of Optimer® building blocks available-for-sale and commercially available fine chemicals used in the Company’s proprietary drug discovery programs and research collaborations. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company reviews its chemical inventories periodically and writes down the carrying cost for non-marketability to estimated net realizable value through an appropriate reserve.

   Deferred Rent

During July and August 2006, the Company terminated its existing facility leases and executed new lease agreements with a different landlord. Accordingly, the entire June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. The Company’s current facilities leases provide for annual rent increases, and the Company recognizes the average annual rent expense over the term of these leases on a straight-line basis. As a result, the amount of average annual rent expense will exceed the Company’s actual cash rent payments during the early part of the lease term and be below the actual cash rent payments during the latter part of the lease term. Additionally, in conjunction with the assignment of facility purchase options as described in Note 5: “Operating Leases”, the Company received net proceeds of $32.3 million which was recorded as deferred rent and will be recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of the new facilities leases. The current portion of the deferred rent balance reflected on the Company’s balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to the Company’s rent expense over the next twelve-month period.

   Revenue Recognition

Most of the Company’s revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates for its collaborators. The majority of collaboration revenue consists of fees received based on contracted annual rates for full time equivalent employees working on drug discovery programs. The Company’s collaboration agreements also include license and up-front fees, milestone payments upon achievement of specified research or development goals and royalties on sales of resulting products. A small portion of the Company’s revenue comes from fixed fee agreements and from sales of compounds on a per-compound basis.

Collaboration agreements typically call for a specific level of resources as measured by the number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement. The Company recognizes revenue under its collaboration agreements on a monthly basis as work is performed. The Company recognizes revenue from sales of Lead Generation Library and Optimer building block compounds as the compounds are shipped, as these agreements are priced on a per-compound basis and title and risk of loss passes upon shipment to the Company’s customers.   In general, contract provisions include predetermined payment schedules or the submission of appropriate billing detail. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned.

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

   Accounting for Share-Based Compensation

The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”). The Company adopted SFAS 123R effective July 1, 2005 using the modified prospective method of transition. Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during offering periods under our Employee Stock Purchase Plan (the “ESPP”).

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

The Company recorded $1.2 million ($0.03 per share) and $1.7 million ($0.05 per share) of total share-based compensation expense for the three months ended September 30, 2006 and 2005, respectively. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense is allocated among the following categories:

	Three Months Ended
	September 30,
	2006	2005

Cost of revenue	$329	$525
Research and development for proprietary drug discovery	370	413
Selling, general and administrative expenses	503	808
Total	$1,202	$1,746

The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Average Risk-Free Interest Rate	Dividend Yield	Average Volatility	Weighted- AverageOption Life (Years)
First three months of Fiscal Year 2007	4.67%	0%	72.7%	6.2
First three months of Fiscal Year 2006	4.19%	0%	77.9%	6.4

Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, we conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. We determined expected volatility for the periods presented using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable period. Management selected the historical method primarily because we have not identified a more appropriate method to predict future volatility.

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options or common stock purchased under the Employee Stock Purchase Plan. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which may result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A summary of activity in the Option Plan for the period ended September 30, 2006 is as follows:

	Number of Option Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2006	7,595,492	$6.63
Granted	388,290	8.33
Exercised	(48,499)	3.31
Forfeited or expired	(38,448)	7.70
Outstanding Balance, September 30, 2006	7,896,835	6.73

Exercisable shares as of September 30, 2006	4,965,657	6.64

As of September 30, 2006, there was $10.1 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan. This expense is expected to be recognized as follows:

Fiscal Year 2007 - remaining periods	$3,063
Fiscal Year 2008	3,356
Fiscal Year 2009	2,319
Fiscal Year 2010	1,303
Fiscal Year 2011	75
$10,116

   Comprehensive Loss

A reconciliation of net loss to comprehensive income (loss) is as follows:

	Three Months Ended
	September 30,
	2006	2005

Net loss	$(8,231)	$(9,672)
Change in unrealized gain (loss) on marketable securities	174	(108)
Total comprehensive loss	$(8,057)	$(9,780)

   Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents relating to these stock options excluded from the diluted loss per share calculations for the three months ended September 30, 2006 was 1,398,998 shares. For the three months ended September 30, 2005, the number of common share equivalents was 1,472,035 shares.

   Use of Management’s Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities classified as available-for-sale as of September 30, 2006 and June 30, 2006 consist of the following:

	September 30,	June 30,
	2006	2006
Cash and cash equivalents:
Cash	$709	$449
Money market fund	4,958	15,119
Repurchase agreements	8,077	—
Total	$13,744	$15,568

Marketable securities:
Auction rate securities	$37,981	$17,528
Federal agency mortgage-backed securities	44,115	37,004
Total	$82,096	$54,532

Debt securities at September 30, 2006 and June 30, 2006 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations. The near-term reset dates are used as the implied maturity dates for classifying Auction rate securities below.

	September 30,	June 30,
	2006	2006
Marketable securities:
Due in one year or less	$70,561	$44,132
Due after one year through two years	11,535	10,400
Total	$82,096	$54,532

The Company has included marketable securities due after one year within current assets, as these investments are available for use in current operating activities.

Note 3: Inventory Components

	September 30,	June 30,
	2006	2006

Fine chemicals	$1,809	$1,857
Optimer building blocks	2,008	2,009
Total inventories at cost	3,817	3,866
Less reserves	(2,211)	(2,221)
Total inventories, net	$1,606	$1,645

Note 4: Long Term Debt

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Bank”) dated June 28, 2005, as amended. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005. As of September 30, 2006, the Company had received the full $5 million allotment of equipment advances which were used to finance the purchase of equipment, capitalized software and tenant improvements over the past five fiscal quarters. Interest on these loans, currently having an interest rate of 6.5% per annum, is payable in monthly installments, with a balloon payment of $15 million due on June 28, 2010.

On July 7, 2006, the Company entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with the Bank. The Second Amendment increased the combined letters of credit under the revolving loan commitment to a maximum of $6.75 million.  During the period ended September 30, 2006, standby letters of credit were issued in relation to the Company’s facilities leases in the amount of $6.7 million.  These standby letters of credit expire on August 31, 2016.  In addition, under the Second Amendment, the specified minimum cash balances to be maintained at the Bank were modified. In accordance with the Second Amendment, if the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $40 million, between $30 million and $27.5 million, or below $27.5 million, the minimum required balance maintained at the Bank shall be $2 million, $13 million or $24 million, respectively.

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

Note 5: Operating Leases

Assignment and Facility Lease Agreements. On June 22, 2006, the Company entered into a series of agreements involving the assignment to BioMed Reality L.P. (“BioMed”) of options it acquired to purchase the facilities that it occupied in Boulder and Longmont, Colorado and the subsequent lease of those facilities from BioMed. Pursuant to an Assignment Agreement dated June 22, 2006 between Array and BioMed (the “Assignment Agreement”), BioMed agreed to purchase these facilities in both Boulder and Longmont and the Company assigned the option to purchase these facilities to BioMed for a total of $30.5 million, payable upon the purchase of the Boulder and Longmont facilities by BioMed.

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

On August 9, 2006, BioMed completed the purchase of the Longmont facility as contemplated by the Assignment Agreement (the “Longmont Closing”) and paid the Company a total of $14.0 million pursuant to the Assignment Agreement. As part of the transactions contemplated by the Assignment Agreement, the Company also entered into a lease agreement with BioMed, dated August 9, 2006, for the Longmont facility (the “Longmont Lease”). The Longmont Lease has a term of 10 years with an initial rental rate of $2.2 million annually, subject to 2% annual increases, with the right to extend for up to two additional five-year terms. In addition, the Company received a tenant improvement allowance of $300,000 under the Longmont Lease. Upon the Longmont Closing, the prior lease agreements for the Longmont facility terminated.

The Company recorded the combined net proceeds from BioMed of $32.3 million, net of approximately $200,000 in transaction-related costs, as deferred rent. For more information see Note 1: “Deferred Rent”.

Note 6: Segment, Geographic and Concentration Information

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

	Three Months Ended September 30,
	2006	2005
	(in thousands)

North America	$6,368	$6,970
Europe	3,084	3,514
Japan and Asia-Pacific	1,574	758
Total revenue	$11,026	$11,242

Approximately 97% and 94% of the revenue generated from Europe during the three months ended September 30, 2006 and 2005, respectively, is related to the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden. For the three months ended September 30, 2006, revenue generated primarily from two Japanese customers represented 14% of total revenue. No other individual international country exceeded 10% of the Company’s revenue for the period presented.

During the three months ended September 30, 2006, revenue from four of the Company’s customers represented approximately 34%, 27%, 22% and 11% of total revenue, while three of the Company’s customers represented approximately 31%, 29% and 18% of total revenue for the comparative period in fiscal 2006.

Note 7: Recent Accounting Pronouncements

The Company believes that the adoption of all recently issued accounting pronouncements will have no impact on its financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities, the expected level of our investment in proprietary research and our future headcount and capital expenditure requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 1, 2006. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

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

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through September 30, 2006, we have recognized $201.3 million in collaboration revenue, and we have received $18.2 million in up-front payments and $12.5 million in milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $200.0 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 15 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of September 30, 2006, we had an accumulated deficit of $141.9 million.

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

Revenue Recognition. We recognize revenue under our collaboration agreements on a monthly basis as work is performed. Per-compound revenue is recognized as compounds are shipped. Revenue from license fees and up-front fees is recognized on a straight-line basis over the expected period of the related research program. Payments received in advance of performance are recorded as advance payments from collaborators until the revenue is earned. Milestone payments are non-refundable and are recognized as revenue over the expected period of the related research program. A portion of each milestone payment is recognized when the milestone is achieved based on the applicable percentage of the research term that has elapsed. Any balance is recognized ratably over the remaining research term. Revenue recognition related to license fees, up-front payments and milestone payments could be accelerated in the event of early termination of programs.

Customer Concentration. Our top 10 collaborators contributed approximately 99% of our total revenue for the first three months of fiscal 2007, and our current top four collaborators, Genentech, AstraZeneca,  InterMune, Inc. and Ono Pharmaceutical Co., Ltd., accounted for 34%, 27%, 22%, and 11%, respectively, of our total revenue. During the same period of fiscal year 2006, Genentech, AstraZeneca and InterMune, accounted for 31%, 29%, and 18%, respectively, of our total revenue.  In general, our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice.

International Revenue. International revenue represented 42% of our total revenue during the first three months of fiscal year 2007, up from 38% for the same period in the prior year. Our international revenue is primarily attributable to European and Japanese collaborations. International revenue increased in the first three months of fiscal year 2007 over the comparable prior year period due to a $3.0 million milestone payment received from AstraZeneca combined with revenue generated from a Japanese research collaboration with Ono that began in November 2005. All of our collaboration agreements are denominated in United States dollars.

Cost of Revenue. Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits and other collaboration-related costs, supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect laboratory support costs. Fine chemicals consumed as well as any required inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventories periodically and, when required, write down the carrying cost of our inventories for non-marketability to estimated net realizable value through an appropriate reserve.

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

Business Development. We currently license our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent. The financial relationship with our Japanese agent represents a de minimis percent of any generated revenue.

Future Outlook. We plan to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. We also expect research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities.  As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included in our annual report on Form 10-K filed with the SEC on September 1, 2006, and in other reports we file with the SEC.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue. Collaboration revenue decreased by approximately $295,000 for the three months ended September 30, 2006, over the same period in the prior year. This decline was primarily the result of decreased collaboration revenue of $2.4 million from research programs that expired with AstraZeneca and Eli Lilly and Company and under one of our programs with Takeda Chemical Industries, Ltd. Additionally, collaboration revenue from the sale of Lead Generation Libraries and Optimer building blocks decreased by approximately $437,000 during the period. Partially offsetting these decreases was increased revenue of $2.5 million from expanded programs with Genentech and InterMune and a new research collaboration with Ono.

License and milestone revenue increased by approximately $79,000 during the three months ended September 30, 2006, over the same period of the prior year. This increase was due to the recognition of a $3.0 million milestone payment received from AstraZeneca related to advancing ARRY-886 into Phase 2 clinical trials. This increase was largely offset by decreased revenue from previously received license fee and milestone payments from AstraZeneca and Genentech that were fully recognized in November 2005.

Share-Based Compensation. We follow the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123R, Share-Based Payment — an amendment of FASB Statement No. 123 and 95 (“SFAS 123R”). We adopted SFAS 123R effective July 1, 2005 using the modified prospective method of transition. We recorded $1.2 million ($0.03 per share) and $1.7 million ($0.05 per share) of share-based compensation expense for the three months ended September 30, 2006 and 2005, respectively. This amount is allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our reported cash flows for the periods presented. For more information about the adoption of SFAS 123R, see Note 1: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q, as well as the section below entitled “Critical Accounting Policies — Share-Based Compensation”.

Cost of Revenue. Cost of revenue decreased by $3.1 million, or 33%, during the three months ended September 30, 2006 over the same period of the prior year. Decreased cost of revenue as a percentage of collaboration revenue of 78% in the first quarter of fiscal 2007 compared to 113% in the same period of the prior year is largely the result of increased average pricing received from collaborations resulting in fewer scientific resources used in generating the similar level of revenue.

On June 22, 2006, we assigned options we owned to purchase our Boulder and Longmont, Colorado facilities to BioMed Realty L.P. (“BioMed”), which purchased those facilities in July and August 2006. We entered into new lease agreements for these facilities with BioMed over a ten-year lease term and began amortizing our leasehold improvement costs for these facilities over a ten-year life. (For more information see Note 5:”Operating Leases”, to the Unaudited Notes to Condensed Financial Statements). Prior to completing these transactions, we had determined that we were reasonably assured during fiscal 2006 that we would be vacating our Boulder facility at the end of the initial lease term in March 2008 and therefore amortized the cost of leasehold improvements for that facility over an approximate two-year life. This change in estimated useful life resulted in a decrease of approximately $190,000 in amortized leasehold improvement costs being charged to cost of revenue for the first quarter of fiscal 2007. This quarterly difference is expected to continue for the remainder of the fiscal year compared to the same periods of the prior year.

Following termination of our prior facility leases and execution of new lease agreements with BioMed in July and August 2006, we reversed and recorded the entire deferred rent balance of $1.6 million, listed as a current liability on June 30, 2006, as a reduction to our recognized rent expense for the first quarter of fiscal 2007, resulting in a decrease to cost of revenue of approximately $600,000. Additionally, share-based compensation expense charged to cost of revenue for the period ended September 30, 2006, decreased by approximately $200,000 due to option shares that became fully vested in the prior fiscal year.

Research and Development Expenses for Proprietary Drug Discovery. Research and development expenses for proprietary drug discovery increased by $2.2 million, or 26%, during the three months ended September 30, 2006, over the same period of the prior year. This increase was primarily due to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErB2/EGFR, Mek for inflammation, P38, KSP and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery and development programs and advance our programs potentially through clinical development. As described in cost of revenue above, the change in estimated useful life of our leasehold improvements resulted in a reduction of the amortization of leasehold improvement costs being charged to research and development expenses for proprietary drug discovery for the period ended September 30, 2006 by approximately $230,000. This quarterly difference is expected to continue for the remainder of the fiscal year compared to the same periods of the prior year. Additionally, the reversal of the prior year deferred rent balance, described in cost of revenue above, resulted in a reduction to rent expense allocated to research and development expenses for proprietary drug discovery of approximately $850,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $485,000 or 14% during the three months ended September 30, 2006, over the same period of the prior year. The decrease was primarily the result of decreased share-based compensation expense of approximately $305,000 related to option shares that became fully vested in the prior fiscal year. As described in cost of revenue above, the change in estimated useful life of our leasehold improvements resulted in a reduction of the amortization of leasehold improvement costs being charged to selling, general and administrative expenses for the period ended September 30, 2006 by approximately $40,000. This quarterly difference is expected to continue for the remainder of the fiscal year compared to the same periods of the prior year. Additionally, the reversal of the prior year deferred rent balance, described in cost of revenue above, resulted in a reduction to rent expense allocated to selling, general and administrative expenses of approximately $100,000.

Interest Expense. Interest expense increased to approximately $240,000 for the three months ended September 30, 2006 from approximately $129,000 in the same period of the prior year due to higher interest rates charged on a higher outstanding long term debt balance.

Interest Income. Interest income increased to $1.1 million for the three months ended September 30, 2006 from approximately $684,000 in the same period of the prior year due to higher investment interest rates earned on higher average cash and investment balances.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of September 30, 2006, cash, cash equivalents and marketable securities totaled $95.8 million compared with $70.1 million at June 30, 2006.

Net cash used in operating activities was $6.9 million for the three months ended September 30, 2006 compared to $9.0 million in the same period of the prior year. During the first three months of fiscal year 2007, our net loss of $8.2 million was reduced by noncash charges of approximately $782,000 associated with depreciation, share-based compensation expense and deferred rent credits. For the first three months of fiscal year 2007 our net operating assets and liabilities, excluding cash, decreased by approximately $553,000. This was primarily due to decreases in accounts receivable balances and increases in accrued compensation and benefits which were slightly offset by decreases in accounts payable balances and advance payments from collaborators. Accounts receivable balances decreased by $1.2 million due to the timing of receipts from our customers while accounts payable balances decreased by approximately $751,000 due to lower outstanding amounts to vendors for various laboratory equipment and supplies. Accrued compensation and benefits increased by approximately $944,000 partially due to amounts reserved for fiscal year 2007 planned employee bonuses as well as approximately $200,000 related to employee payroll withholdings for the Employee Stock Purchase Plan. Advance payments from collaborators decreased by approximately $660,000 due to the recognition of revenue from previously received customer deposits.

During the three months ended September 30, 2006, we received net proceeds of $32.3 million from BioMed related to the assignment of purchase options of our Boulder and Longmont, Colorado facilities. We invested approximately $860,000 in laboratory equipment, primarily for biology and analytical research and development operations, as well as in various computer hardware and software. Purchases of marketable securities used $39.4 million, while proceeds from the sale and maturity of marketable securities provided $12.0 million. Financing activities provided $1.0 million consisting of approximately $850,000 from the issuance of long term debt used to finance purchases of capital equipment and approximately $197,000 resulting from the exercise of stock options under our stock option plan.

As of September 30, 2006, we had a $10 million term loan and $5 million of equipment advances outstanding under our Loan and Security Agreement with Comerica Bank, which currently bear interest at the rate of 6.5% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $15 million is due at maturity of the loans on June 28, 2010. We also have a revolving line of credit in the amount of $6.75 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. These standby letters of credit will expire on August 31, 2016.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2006.

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Operating lease obligations	$7,159	$14,525	$14,999	$38,347	$75,030
Purchase obligations	7,944	3,095	13	—	11,052
Debt obligations (including interest, using current rate of 6.5%)	975	1,950	15,731	—	18,656
Total obligations	$16,078	$19,570	$30,743	$38,347	$104,738

We are obligated under noncancelable operating leases for our facilities and certain equipment. The original lease terms for our facilities are ten years, with renewal options for two additional five-year terms, and provide for annual 2% rent increases and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Equipment leases generally range from three to five years.

Purchase obligations totaling $11.1 million were primarily for outsourced pharmacology services, chemicals, laboratory equipment and supplies.

During the period ended September 30, 2006, standby letters of credit were issued in relation to our facilities leases in the amount of $6.7 million.  These standby letters of credit expire on August 31, 2016 and are fully supported by a revolving line of credit with Comerica Bank.

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

Our collaboration agreements typically call for a specific level of resources as measured by the number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement. We recognize revenue under our collaboration agreements on a monthly basis as work is performed. We recognize revenue from sales of Lead Generation Library and Optimer building block compounds as the compounds are shipped, as these agreements are priced on a per-compound basis and title and risk of loss passes upon shipment to our customers.

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

     Share-Based Compensation

During the first quarter of fiscal 2006, we adopted the fair value method of accounting for share-based awards using the modified-prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan (“the ESPP”), is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. We calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, we conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. We determined expected volatility for using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable period. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about the adoption of SFAS 123R, see Note 1: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

We believe that the adoption of all recently issued accounting pronouncements will have no impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short term marketable securities. Due to the nature and short term maturities of our short term investments, we have concluded that there is no material market risk exposure. Based on outstanding investment balances at September 30, 2006, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $958,000.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At September 30, 2006, we had $15 million of long term debt outstanding and the interest rate on our term loan and equipment advances was 6.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

Foreign Currency Rate Fluctuations. All of our collaboration agreements and purchase orders are denominated in United States dollars. Therefore, we are not exposed to direct changes in foreign currency exchange rates.

Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2006 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations. There were no changes in our internal controls and procedures over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II

Item 6. Exhibits

(a)                                  Exhibits

10.1	Lease Agreement by and between Registrant, as Tenant, and BMR-3200 Walnut Street LLC, as Landlord, dated July 7, 2006
10.2	Lease Agreement by and between Registrant, as Tenant, and BMR-Trade Centre Avenue LLC, as Landlord, dated August 9, 2006
10.3	Agreement of Purchase and Sale agreement between Registrant, as Purchaser, and Circle Capital Longmont LLC, as Seller, dated August 9, 2006
10.4	Assignment of Longmont Purchase Agreement between Registrant, as Assignor, BMR-Trade Centre Avenue LLC, as Assignee and Circle Capital Longmont LLC, as Seller, dated August 9, 2006
10.5	Second Amendment to Loan and Security Agreement by and between Registrant and Comerica Bank dated July 7, 2006
10.6	Exercise of Option to Extend Funding of Research FTEs dated August 31, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1 through 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: November 6, 2006	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: November 6, 2006	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)