Form 10-Q
period 2006-12-31
ARRAY BIOPHARMA INC
filed 2007-02-05
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Yes ☐  No ☒

As of January 31, 2007, the registrant had 39,937,518 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	June 30,
	2006	2006
ASSETS

Current assets
Cash and cash equivalents	$17,039	$15,568
Marketable securities	67,361	54,532
Accounts receivable, net	370	1,359
Inventories, net	1,550	1,645
Prepaid expenses and other	2,072	1,760
Total current assets	88,392	74,864

Property, plant and equipment	68,245	66,139
Less accumulated depreciation and amortization	(42,023)	(38,830)
Property, plant and equipment, net	26,222	27,309
Total assets	$114,614	$102,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,813	$6,212
Advance payments from collaborators - current	6,683	3,800
Accrued compensation and benefits	3,428	5,770
Deferred rent - current	2,661	1,563
Other current liabilities	1,587	1,511
Total current liabilities	20,172	18,856

Advance payments from collaborators - long term	53	78
Deferred rent - long term	28,511	—
Long term debt	15,000	14,150
Other long term liabilities	593	448
Total liabilities	64,329	33,532

Stockholders’ equity
Preferred stock	—	—
Common stock	40	39
Additional paid-in capital	208,052	202,526
Accumulated other comprehensive loss	(50)	(270)
Accumulated deficit	(157,757)	(133,654)
Total stockholders’ equity	50,285	68,641
Total liabilities and stockholders’ equity	$114,614	$102,173

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenue
Collaboration revenue	$7,546	$9,232	$15,535	$17,515
License and milestone revenue	12	2,708	3,049	5,667
Total revenue	7,558	11,940	18,584	23,182

Operating expenses
Cost of revenue	6,218	10,013	12,485	19,403
Research and development for proprietary drug discovery	14,785	7,802	25,638	16,427
Selling, general and administrative expenses	3,283	3,379	6,252	6,833
Total operating expenses	24,286	21,194	44,375	42,663

Loss from operations	(16,728)	(9,254)	(25,791)	(19,481)

Interest expense	(249)	(153)	(489)	(282)
Interest income	1,105	696	2,177	1,380
Net loss	$(15,872)	$(8,711)	$(24,103)	$(18,383)

Basic and diluted net loss per share	$(0.40)	$(0.23)	$(0.61)	$(0.48)

Number of shares used to compute per share data	39,471	38,617	39,309	38,557

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2006	2005

Operating activities
Net loss	$(24,103)	$(18,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,201	4,627
Share-based compensation expense	2,393	3,411
Deferred rent (credits) charges	(2,666)	58
Changes in operating assets and liabilities	1,111	(5,491)

Net cash used in operating activities	(20,064)	(15,778)

Investing activities
Purchases of property, plant and equipment	(2,116)	(2,414)
Purchases of marketable securities	(45,408)	(34,885)
Proceeds from sale and maturity of marketable securities	32,800	47,725
Net proceeds from assignment of facility purchase options	32,275	—
Decrease in restricted cash	—	1,980

Net cash provided by investing activities	17,551	12,406

Financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	3,134	695
Proceeds from the issuance of long term debt	850	2,553

Net cash provided by financing activities	3,984	3,248

Net increase (decrease) in cash and cash equivalents	1,471	(124)
Cash and cash equivalents, beginning of period	15,568	12,430

Cash and cash equivalents, end of period	$17,039	$12,306

Supplemental disclosure of cash flow information

Cash paid for interest was $476 and $227 for the six months ended December 31, 2006 and 2005, respectively.

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto as of and for the year ended June 30, 2006, included in the Annual Report on Form 10-K of Array BioPharma Inc. (the “Company” or “Array”) filed on September 1, 2006, with the Securities and Exchange Commission.

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

At December 31, 2006 and June 30, 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

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

Deferred Rent

During July and August 2006, the Company terminated its existing facility leases and executed new lease agreements with a different landlord. Accordingly, the entire June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the assignment of facility purchase options as described in Note 4: “Operating Leases”, the Company received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of the new facilities leases. The current facilities leases provide for annual rent increases, and the Company recognizes the average annual rent expense over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reflected on the Company’s balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to the Company’s rent expense over the next twelve-month period.

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

Accounting for Share-Based Compensation

The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”). The Company adopted SFAS 123R effective July 1, 2005 using the modified prospective method of transition. Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123R currently include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during offering periods under our Employee Stock Purchase Plan (the “ESPP”).

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

The Company recorded $1.2 million ($0.03 per share) and $2.4 million ($0.06 per share) of total share-based compensation expense for the three and six months ended December 31, 2006, respectively. For the three and six months ended December 31, 2005, share-based compensation expense was $1.7 million ($0.04 per share) and $3.4 million ($0.09 per share), respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense (in thousands) is allocated among the following categories:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Cost of revenue	$262	$546	$591	$1,071
Research and development for proprietary drug discovery	411	320	781	733
Selling, general and administrative expenses	518	799	1,021	1,607
Total	$1,191	$1,665	$2,393	$3,411

The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Average Risk-Free Interest Rate	Dividend Yield	Average Volatility	Weighted- Average Option Life (Years)
First six months of Fiscal Year 2007	4.63%	0%	71.7%	6.3
First six months of Fiscal Year 2006	4.30%	0%	76.4%	6.4

Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a “simplified” method, which uses the average of the vesting term and the actual term of the option, based on guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, the Company conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. The Company determined expected volatility for the periods presented using the historical method, which is based on the daily historical trading data of the Company’s common stock from November 2000, the date of the Company’s initial public offering, through the last day of the applicable accounting period. Management selected the historical method primarily because this method is recognized as a valid method used to predict future volatility, and management has not identified a more appropriate method.

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

A summary of activity in the Option Plan for the six-month period ended December 31, 2006 is as follows:

	Number of Option Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2006	7,595,492	$6.63
Granted	498,890	8.83
Exercised	(617,628)	3.65
Forfeited or expired	(53,133)	7.74
Outstanding Balance, December 31, 2006	7,423,621	7.02

Exercisable shares as of December 31, 2006	4,639,403	7.03

As of December 31, 2006, there was $9.8 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan. This expense (in thousands) is expected to be recognized as follows:

Fiscal Year
2007 - remaining periods	$2,082
2008	3,558
2009	2,524
2010	1,499
2011	132
$9,795

Comprehensive Loss

A reconciliation (in thousands) of net loss to comprehensive loss is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net loss	$(15,872)	$(8,711)	$(24,103)	$(18,383)
Change in unrealized gain (loss) on marketable securities	47	10	221	(98)
Total comprehensive loss	$(15,825)	$(8,701)	$(23,882)	$(18,481)

Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents relating to these stock options excluded from the diluted loss per share calculations for the three months ended December 31, 2006 and 2005 were 2,406,825 sharesand 1,382,458 shares, respectively. For the six months ended December 31, 2006 and 2005 the number of common share equivalents were 1,847,463 shares and 1,380,623 shares, respectively.

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the second quarter of fiscal 2007 and there was no impact on its financial position or results of operations.

Note 2: Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities classified as available-for-sale as of December 31, 2006 and June 30, 2006 consist of the following (in thousands):

	December 31,	June 30,
	2006	2006
Cash and cash equivalents:
Cash	$904	$449
Money market fund	7,970	15,119
Repurchase agreements	8,165	—
Total	$17,039	$15,568

Marketable securities:
Auction rate securities	$36,600	$17,528
Federal agency mortgage-backed securities	30,761	37,004
Total	$67,361	$54,532

Total cash, cash equivalents and marketable securities	$84,400	$70,100

Marketable securities at December 31, 2006 and June 30, 2006 are shown below (in thousands) by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations. Although auction rate securities bear maturity dates that are long-term and sometimes perpetual, the near-term reset dates have been used as the implied maturity dates for classifying these investments below.

	December 31,	June 30,
	2006	2006
Marketable securities:
Due in one year or less	$63,295	$44,132
Due after one year through two years	4,066	10,400
Total	$67,361	$54,532

The Company has included marketable securities due after one year within current assets, as these investments are available for use in current operating activities.

Note 3: Long Term Debt

The Company entered into a Loan and Security Agreement with Comerica Bank (“Bank”) on June 28, 2005, which was amended on July 7, 2006 (“Loan and Security Agreement”). The Loan and Security Agreement provides for a $10 million term loan, up to $5 million in equipment advances and a revolving line of credit, providing for up to $6.75 million in standby letters of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property.

The full $10 million term loan was advanced to the Company on June 30, 2005. As of September 2006, the Company had received the full $5 million allotment of equipment advances which was used to finance the purchase of equipment, capitalized software and tenant improvements. Interest on these loans, currently having an interest rate of 6.5% per annum, is payable in monthly installments, with a balloon payment of $15 million due on June 28, 2010.

During the first quarter of fiscal 2007, standby letters of credit were issued as required by the Company’s new facilities leases in the amount of $6.7 million.  These standby letters of credit expire on August 31, 2016.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. If the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $40 million, between $30 million and $27.5 million, or below $27.5 million, the Company must maintain minimum cash balances at the Bank of $2 million, $13 million or $24 million, respectively.  In addition, the Loan and Security Agreement could restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

Note 4: Operating Leases

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

On July 7, 2006, BioMed completed the purchase of the Boulder facility as contemplated by the Assignment Agreement (the “Boulder Closing”) and paid the Company a total of $16.5 million pursuant to the Assignment Agreement. As part of the transactions contemplated by the Assignment Agreement, the Company also entered into a lease agreement with BioMed, dated July 7, 2006, for the Boulder facility (the “Boulder Lease”). The Boulder Lease has a term of 10 years with an initial rental rate of $4.8 million annually, subject to 2% annual increases, with the right to extend for up to two additional five-year terms. In addition, the Company received a tenant improvement allowance of $1.7 million under the Boulder Lease. Upon the Boulder Closing, the prior lease agreements for the Boulder facility terminated.

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

The Company recorded the combined net proceeds from BioMed of $32.3 million, net of approximately $200,000 in transaction-related costs, as deferred rent. For more information see Note 1: “Summary of Significant Accounting Policies — Deferred Rent”.

Note 5: Segment, Geographic and Concentration Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of the Company’s property, plant and equipment is within the United States. The following table details revenue (in thousands) from customers by geographic area based on the country in which collaborators are located or the destination where compounds from the Company’s inventories are shipped.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

North America	$5,894	$7,809	$12,262	$14,779
Europe	136	2,549	3,220	6,063
Japan and Asia-Pacific	1,528	1,582	3,102	2,340
Total revenue	$7,558	$11,940	$18,584	$23,182

Approximately 93% of the revenue generated from Europe during the six month period ended December 31, 2006 is related to a milestone payment received in the first quarter of fiscal 2007 in accordance with the Company’s collaboration and licensing agreement with AstraZeneca AB, located in Sweden.  No revenue associated with this agreement was recognized during the three-month period ended December 31, 2006.  During the three and six months ended December 31, 2005, revenue from AstraZeneca represented 96% and 95%, respectively, of the revenue generated from Europe. For the three and six months ended December 31, 2006, revenue generated primarily from two Japanese collaborators represented 20% and 17%, respectively, of total revenue. For the three and six months ended December 31, 2005, revenue generated from these same two Japanese customers represented 13% and 10%, respectively, of total revenue. No other individual international country exceeded 10% of the Company’s revenue for any of the periods presented.

During the six-month period ended December 31, 2006, revenue from four of the Company’s customers represented approximately 39%, 25%, 16%, and 13% of total revenue, while three of the Company’s customers represented approximately 33%, 25%, and 20% of total revenue for the comparative period in the prior fiscal year.

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

We have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. We currently have four wholly-owned drugs in clinical development and are advancing a portfolio of discovery programs. We intend to progress our proprietary drug programs through clinical testing and continue to evaluate select programs for out-licensing opportunities with pharmaceutical and biotechnology partners.

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through December 31, 2006, we have recognized $208.9 million in collaboration revenue, and we have received $18.2 million in up-front payments and $12.5 million in milestone payments from our collaborators and out-licensing partners. Under our existing collaboration agreements, we have the potential to earn over $200.0 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 15 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of December 31, 2006, we had an accumulated deficit of $157.8 million.

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

Customer Concentration. Our top 10 collaborators contributed approximately 98% of our total revenue for the first six months of fiscal 2007, and our current top four collaborators, Genentech, InterMune, Inc., AstraZeneca and Ono Pharmaceutical Co., Ltd., accounted for 39%, 25%, 16%, and 13%, respectively, of our total revenue. During the same period of fiscal year 2006, Genentech, AstraZeneca and InterMune, accounted for 33%, 25%, and 20%, respectively, of our total revenue. In general, our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice.

International Revenue. International revenue represented 34% of our total revenue during the first six months of fiscal year 2007, down from 36% for the same period last year. Our international revenue is primarily attributable to European and Japanese collaborations. International revenue decreased in the first six months of fiscal year 2007 over the comparable prior year period due to the expiration of the research funding period of our collaboration with AstraZeneca in November 2005 of the prior fiscal year. All of our collaboration agreements are denominated in United States dollars.

Cost of Revenue. Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, fringe benefits, supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect laboratory support and collaboration related costs. Fine chemicals consumed as well as any required inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventories periodically and, when required, write down the carrying cost of our inventories for non-marketability to estimated net realizable value through an appropriate reserve.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of compensation, fringe benefits, business development, accounting, information technology and administration costs, including patent prosecution, recruiting and relocation, consulting and professional services, travel and meals, advertising, sales commissions, facilities, depreciation and other office and management expenses.

Business Development. We currently license our compounds and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent.

Future Outlook. We plan to continue to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. We also expect research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities. As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations and reported revenue will decline. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our current expectations concerning future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included in our annual report on Form 10-K filed with the SEC on September 1, 2006, and in other reports we file with the SEC.

Results of Operations

Three and Six Months Ended December 31, 2006 and 2005

Revenue. Collaboration revenue decreased by approximately $1.7 million for the three months ended December 31, 2006, compared to the same period last year. For the six months ended December 31, 2006, collaboration revenue decreased by approximately $2.0 million. The decline during the three and six month periods was the result of decreased collaboration revenue of $1.9 million and $3.8 million, respectively. These decreases were primarily attributed to research programs that expired during the prior fiscal year with AstraZeneca and Eli Lilly and Company and one of our programs with Takeda Chemical Industries, Ltd. Additionally, collaboration revenue from the sale of Lead Generation Libraries and Optimer building blocks decreased by approximately $228,000 and $665,000, respectively, during the same periods. Expanded programs with Genentech and the research collaboration with Ono that began in November 2006 partially offset these decreases and resulted in increased revenue of approximately $490,000 and $2.5 million, respectively.

License and milestone revenue decreased by $2.7 million and $2.6 million during the three and six months ended December 31, 2006, respectively, compared to the same periods last year. These decreases were due to the full recognition of previously received license and milestone payments from AstraZeneca and Genentech in November 2005, which were partially offset by a $3.0 million milestone payment received from AstraZeneca during the first quarter of fiscal year 2007 for advancing ARRY-886 into Phase 2 clinical trials.

Share-Based Compensation. We follow the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123R, Share-Based Payment – an amendment of FASB Statement No. 123 and 95 (“SFAS 123R”). We adopted SFAS 123R effective July 1, 2005 of the prior fiscal year using the modified prospective method of transition. We recorded $1.2 million ($0.03 per share) and $2.4 million ($0.06 per share) of share-based compensation expense for the three and six months ended December 31, 2006, respectively. For the same periods last year, we recorded $1.7 million ($0.04 per share) and $3.4 million ($0.09 per share), respectively. Share-based compensation expense is allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented. For more information about SFAS 123R, see Note 1: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q, as well as the section below entitled “Critical Accounting Policies — Share-Based Compensation”.

Cost of Revenue. Cost of revenue decreased by $3.8 million, or 38%, and $6.9 million, or 36% during the three and six months ended December 31, 2006, respectively, over the same periods last year. Cost of revenue as a percentage of collaboration revenue decreased to 82% and 80% for the three and six months ended December 31, 2006, respectively, compared with 108% and 111% for the same periods last year. These decreases were largely the result of increased average pricing received from collaborations for full-time equivalent scientists during the first half of fiscal 2007 resulting in fewer scientific resources used in generating the same approximate level of revenue. Additionally, share-based compensation expense charged to cost of revenue for the three and six months ended December 31, 2006, decreased by approximately $284,000 and $480,000, respectively, due to option shares that became fully vested in the prior fiscal year.

On June 22, 2006, we assigned options we owned to purchase our Boulder and Longmont, Colorado facilities to BioMed Realty L.P. (“BioMed”), which purchased those facilities in July and August 2006. We entered into new lease agreements for these facilities with BioMed over a ten-year lease term and began amortizing our leasehold improvement costs for these facilities over a ten-year life.(For more information see Note 4:”Operating Leases”, to the Unaudited Notes to Condensed Financial Statements). Prior to completing these transactions, we had determined that we were reasonably assured during fiscal 2006 that we would be vacating our Boulder facility at the end of the initial lease term in March 2008 and therefore amortized the cost of leasehold improvements for that facility over an approximate two-year life. This change in estimated useful life from two to ten years resulted in a decrease of approximately $215,000 and $405,000 in amortized leasehold improvement costs charged to cost of revenue for the three and six months ended December 31, 2006, respectively, compared to last year. This quarterly difference is expected to continue for the remainder of the fiscal year. In addition, during the first quarter of fiscal 2007, following termination of our prior facility leases and execution of new lease agreements with BioMed, we reversed and recorded the entire deferred rent balance of $1.6 million associated with our prior facilities leases and listed as a current liability on June 30, 2006, as a reduction to our recognized rent expense. This resulted in a decrease to cost of revenue for the six months ended December 31, 2006 of approximately $600,000.

Research and Development Expenses for Proprietary Drug Discovery. Research and development expenses for proprietary drug discovery increased by $7.0 million, or 90%, and $9.2 million, or 56%, during the three and six months ended December 31, 2006, respectively, compared to the same periods last year. This increase was primarily due to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErB2/EGFR (ARRY-543), Mek for inflammation (ARRY-162), P38 (ARRY-797), KSP (ARRY-520) and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery and development programs and advance our programs potentially through clinical development.

These increases were partially offset by reductions in leasehold improvement costs and rent expense allocated to research and development expenses as described in cost of revenue above. The change in estimated useful life of our leasehold improvements resulted in a reduction of amortization of leasehold improvement costs charged to research and development expenses for proprietary drug discovery for the three and six months ended December 31, 2006 of approximately $200,000 and $430,000, respectively. This quarterly difference is expected to continue for the remainder of the fiscal year. Additionally, the reversal of the prior year deferred rent balance resulted in a reduction to rent expense allocated to research and development expenses for proprietary drug discovery for the six months ended December 31, 2006 of approximately $850,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $96,000, or 3%, and $581,000, or 9%, during the three and six months ended December 31, 2006, respectively, compared to the same periods last year. The decrease was primarily the result of decreased share-based compensation expense of approximately $281,000 and $586,000 for the three and six months ended December 31, 2006, respectively, from option shares that became fully vested in the prior fiscal year. As described in cost of revenue above, the change in estimated useful life of our leasehold improvements resulted in a reduction of amortization of leasehold improvement costs charged to selling, general and administrative expenses for the three and six months ended December 31, 2006 by approximately $35,000 and $75,000, respectively, and the reversal of the prior year deferred rent balance resulted in a reduction to rent expense allocated to selling, general and administrative expenses for the six months ended December 31, 2006 of approximately $100,000. Slightly offsetting all these decreases in selling, general and administrative expenses compared to prior year periods were increases in compensation and benefit related expenses.

Interest Expense. Interest expense increased to approximately $249,000 and $489,000 for the three and six months ended December 31, 2006, respectively, from approximately $153,000 and $282,000 in the same periods of the prior year due to higher floating interest rates on a higher outstanding long term debt balance.

Interest Income. Interest income increased to $1.1 million and $2.2 million for the three and six months ended December 31, 2006 from approximately $696,000 and $1.4 million in the same periods of the prior year due to higher investment interest rates earned on higher average cash and investment balances.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of December 31, 2006, cash, cash equivalents and marketable securities totaled $84.4million compared with $70.1 million at June 30, 2006.

Net cash used in operating activities was $20.1 million for the six months ended December 31, 2006 compared to $15.8 million in the same period last year. During the first six months of fiscal year 2007, our net loss of $24.1 million was reduced by noncash charges of approximately $5.6 million associated with depreciation and share-based compensation expense and increased by $2.7 million of noncash deferred rent credits. For the first six months of fiscal year 2007, our net operating assets and liabilities, excluding cash, decreased by approximately $1.1 million. This was primarily due to decreases in accounts receivable balances and increases in advance payments from collaborators which were partially offset by decreases in accounts payable and accrued compensation and benefits. Accounts receivable balances decreased by approximately $989,000 due to the timing of receipts from our customers while accounts payable balances decreased by approximately $398,000 due to lower outstanding amounts to vendors for various laboratory equipment and supplies. Accrued compensation and benefits decreased by approximately $2.3 million primarily due to the payment of the fiscal year 2006 employee bonuses during the second quarter of fiscal 2007. Advance payments from collaborators increased by approximately $2.9 million primarily due to an early advance payment from Genentech.

During the six months ended December 31, 2006, we received net proceeds of $32.3 million from BioMed related to the assignment of purchase options of our Boulder and Longmont, Colorado facilities. We invested approximately $2.2 million in laboratory equipment, primarily for biology, drug metabolism and analytical research and development operations, as well as in various computer hardware and software. Purchases of marketable securities used $45.4 million, while proceeds from the sale and maturity of marketable securities provided $32.8 million. Financing activities provided $4.0 million consisting of approximately $3.1 million resulting from the exercise of stock options under our stock option plan and the issuance of shares under our employee stock purchase plan, as well as approximately $850,000 from the issuance of long term debt used to finance purchases of capital equipment.

As of December 31, 2006, we had a $10 million term loan and $5 million of equipment advances outstanding under our Loan and Security Agreement with Comerica Bank, which currently bear interest at the rate of 6.5% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $15 million is due at maturity of the loans on June 28, 2010. We also have a revolving line of credit in the amount of $6.75 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. We have outstanding standby letters of credit of $6.7 million to secure our obligations under our facilities leases which will expire on August 31, 2016.

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

•                  the number and scope of phase 2 clinical trials we may decide to run;

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2006 (in thousands).

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$7,199	$14,585	$15,071	$36,426	$73,281
Purchase obligations	9,396	1,015	13	—	10,424
Debt obligations (including interest, using current rate of 6.5%)	975	1,950	15,488	—	18,413
Total obligations	$17,570	$17,550	$30,572	$36,426	$102,118

We are obligated under noncancelable operating leases for our facilities and, to a much smaller degree, certain office equipment. The original lease terms for our facilities are ten years, with renewal options for two additional five-year terms, and provide for annual 2% rent increases and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Office equipment leases generally range from three to five years.

Purchase obligations totaling $10.4 million were primarily for outsourced pharmacology services, chemicals, laboratory equipment and supplies.

During the first quarter of fiscal 2007, standby letters of credit were issued in relation to our facilities leases in the amount of $6.7 million. These standby letters of credit expire on August 31, 2016 and are fully supported by a revolving line of credit with Comerica Bank.

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

Share-Based Compensation

During the first quarter of the prior fiscal year, we adopted the fair value method of accounting for share-based awards using the modified-prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan (“the ESPP”) is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. We calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, we conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. We determined expected volatility for the first two quarters of fiscal 2007 using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable accounting period. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about the adoption of SFAS 123R, see Note 1: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a summary of a recent accounting pronouncement, see Note 1: “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short term marketable securities. Due to the nature and short term maturities of our short term investments, we have concluded that there is no material market risk exposure. Based on outstanding investment balances at December 31, 2006, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $844,000.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At December 31, 2006, we had $15 million of long term debt outstanding and the interest rate on our term loan and equipment advances was 6.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

Foreign Currency Rate Fluctuations. All of our collaboration agreements and purchase orders are denominated in United States dollars. Therefore, we are not exposed to direct changes in foreign currency exchange rates.

Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of December 31, 2006 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations. There were no changes in our internal controls and procedures over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on November 2, 2006. At that meeting, three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three Class III directors to serve a three-year term of office expiring on the date of the 2009 annual meeting of stockholders. The three nominees for Class III director were Francis J. Bullock, Ph.D., Kevin Koch, Ph.D., and Douglas E. Williams, Ph.D. Proposal 2 was a proposal to approve two amendments to the Array BioPharma Inc. Employee Stock Purchase Plan. The amendments would register 450,000 additional shares for issuance under the plan and remove the requirement that employees be employed for at least 30 days as of the beginning of the offering period to be eligible to participate in the plan. Proposal 3 was a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2007. For further information regarding the annual meeting, including the terms of office of the directors remaining in office following the meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 28, 2006. The stockholders approved the proposals as follows:

	Number of Votes
Proposal	For	Against	Abstain/ Withhold

Proposal 1 - Election of Class III directors
Francis J. Bullock, Ph.D.	34,891,979	—	1,009,368
Kevin Koch, Ph.D.	35,612,349	—	288,998
Douglas E. Williams, Ph.D.	34,944,027	—	956,520

Proposal 2 - Approval of amendments to the Company’s Employee Stock Purchase Plan	22,780,551	1,457,161	13,244

Proposal 3 - Ratification of the appointment of KPMG LLP	35,799,823	96,034	5,488

Item 6. Exhibits

(a)	Exhibits

10.1	Description of Performance Bonus Program (filed as an exhibit to the Registrant’s current report on Form 8-K filed on November 2, 2006 (File No. 000-31979))
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.

Dated: February 5, 2007	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

Dated: February 5, 2007	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)