Form 10-Q
period 2007-03-31
ARRAY BIOPHARMA INC
filed 2007-04-23
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Yes  ☐  No  ☒

As of March 31, 2007, the registrant had 40,000,768 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	June 30,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$20,329	$15,568
Marketable securities	53,554	54,532
Accounts receivable, net	2,139	1,359
Inventories, net	1,500	1,645
Prepaid expenses and other	2,908	1,760
Total current assets	80,430	74,864

Property, plant and equipment	69,577	66,139
Less accumulated depreciation and amortization	(43,549)	(38,830)
Property, plant and equipment, net	26,028	27,309
Long term investment	1,500	—
Total assets	$107,958	$102,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$8,755	$6,212
Advance payments from collaborators and deferred revenue	9,052	3,800
Accrued compensation and benefits	5,173	5,770
Deferred rent - current	2,695	1,563
Other current liabilities	1,136	1,511
Total current liabilities	26,811	18,856

Advance payments from collaborators	41	78
Deferred rent - long term	27,828	—
Long term debt	15,000	14,150
Other long term liabilities	442	448
Total liabilities	70,122	33,532

Stockholders’ equity
Preferred stock	—	—
Common stock	40	39
Additional paid-in capital	209,665	202,526
Accumulated other comprehensive loss	(23)	(270)
Accumulated deficit	(171,846)	(133,654)
Total stockholders’ equity	37,836	68,641
Total liabilities and stockholders’ equity	$107,958	$102,173

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue
Collaboration revenue	$7,813	$10,697	$23,348	$28,212
License and milestone revenue	2,567	999	5,616	6,666
Total revenue	10,380	11,696	28,964	34,878

Operating expenses
Cost of revenue	6,164	10,561	18,649	29,964
Research and development for proprietary drug discovery	15,738	7,724	41,376	24,151
Selling, general and administrative expenses	3,270	3,115	9,522	9,948
Total operating expenses	25,172	21,400	69,547	64,063

Loss from operations	(14,792)	(9,704)	(40,583)	(29,185)

Other income (expense)
Interest income	947	694	3,124	2,074
Interest expense	(244)	(178)	(733)	(460)
Other income (expense), net	703	516	2,391	1,614

Net loss	$(14,089)	$(9,188)	$(38,192)	$(27,571)

Net loss per share, basic and diluted	$(0.35)	$(0.24)	$(0.97)	$(0.71)

Weighted average common shares, basic and diluted	39,959	38,852	39,523	38,654

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2007	2006

Cash flows from operating activities
Net loss	$(38,192)	$(27,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,774	6,894
Share-based compensation expense	3,466	4,857
Deferred rent credits	(3,315)	(23)
Changes in operating assets and liabilities	3,497	(5,228)
Net cash used in operating activities	(29,770)	(21,071)

Cash flows from investing activities
Purchases of property, plant and equipment	(3,493)	(3,197)
Purchases of marketable securities	(53,225)	(50,466)
Proceeds from sale and maturity of marketable securities	54,450	70,175
Net proceeds from assignment of facility purchase options	32,275	—
Decrease in restricted cash	—	1,980
Net cash provided by investing activities	30,007	18,492

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	3,674	2,459
Proceeds from the issuance of long term debt	850	3,441
Net cash provided by financing activities	4,524	5,900

Net increase in cash and cash equivalents	4,761	3,321
Cash and cash equivalents, beginning of period	15,568	12,430
Cash and cash equivalents, end of period	$20,329	$15,751

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any future period. These condensed financial statements and the notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Form 10-K”) of Array BioPharma Inc. (the “Company”) filed with the SEC on September 1, 2006.

The condensed balance sheet at June 30, 2006 has been derived from the audited financial statements as of that date but does not include all of the disclosures required by GAAP to be included in the Form 10-K.

The Company disclosed in Note 1 to its financial statements included in the Form 10-K those accounting policies that it considers significant in determining its results of operations and financial position. Other than as described below, there have been no material changes to or application of the accounting policies previously identified and described in the Form 10-K. For further information, refer to the financial statements and notes on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Use of Management’s Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Most of the Company’s revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates under collaboration agreements with biotechnology and pharmaceutical companies. The agreements with collaboration partners generally include fees based on contracted annual rates for full time equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products resulting from the collaboration. A small portion of the Company’s revenue is generated from fixed fee agreements or from sales of compounds on a per-compound basis.

The Company reports revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates it out-licenses, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

The Company recognizes revenue according to SEC Staff Accounting Bulletin 104 “Revenue Recognition” (SAB 104), which amended and was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101) and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.  Under these guidelines, arrangements that include multiple elements are evaluated under EITF 00-21 to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered and undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in SAB 104. SAB 104 established four recognition criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  As provided for in SAB 104, revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectibility is reasonably assured.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are recorded and deferred as advance payments from collaborators upon receipt, pending recognition, and are classified as a short-term or long-term liability on the balance sheet. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the Company.  The performance periods applicable to the agreements with AstraZenca PLC and Genentech, Inc. were determined to be two years, both of which ended in November 2005; and the performance period for the agreement with VentiRx Pharmaceuticals, Inc. has been determined to be one year ending in March 2008. Each of these periods coincides with the research terms specified in each agreement. The Company periodically reviews the expected performance periods under each of the agreements that provide for up-front and license fees.  To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized.

Similarly to advance payments, for agreements that include milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research term that has elapsed to the total estimated research term. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs.

Revenue based on contracted annual rates for full time equivalent employees working on a project is recognized on a monthly basis as work is performed. Revenue from sales of Lead Generation Library and Optimer building block compounds is generally recognized as the compounds are shipped.

 Preclinical Study and Clinical Trial Accruals

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party medical centers or contract research organizations (collectively “CROs”).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  The Company accrues expenses for each of the significant agreements each quarter.  For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones achieved to date.  For clinical study expenses, accruals are estimated based upon the number of patients enrolled and the duration of the study.  The Company monitors patient enrollment and related activities to the extent possible through internal reviews, correspondence with the CROs, clinical site visits, and review of contractual terms.  The Company’s estimates are highly dependant upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Equity Investment

The Company may enter into collaboration and licensing agreements in which it receives an equity interest in consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest as other long term assets, at cost. The Company monitors its investment for impairment and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near term prospects of the company whose stock the Company was issued.

In February 2007, the Company entered into a collaboration and licensing agreement in which the Company received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering. Both the technology access fee and the value of the preferred stock were recorded as advance payments from collaborators and deferred revenue, and will be recognized as revenue on a straight-line basis over the estimated one-year research term. The preferred stock value has been recorded as a long-term asset using the cost method of accounting.

Leasehold Improvements

The Company amortizes leasehold improvements for its facilities over the shorter of their estimated economic useful lives or the related lease terms. For this purpose, the Company determined the lease terms to be fixed, non-cancelable ten year lease terms. This period does not include the optional lease extension periods because the Company has determined that the exercise of its options to extend is not reasonably assured.  Consequently, the leasehold improvements for its facilities are amortized over this ten-year period as it is shorter than the remaining estimated useful life of the improvements. The Company periodically reassesses the expected remaining useful lives of its leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, the Company will make appropriate adjustments to the estimated lease terms and disclosures.

Deferred Rent

During July and August 2006, the Company terminated its existing facility leases and executed new lease agreements with a different landlord. Accordingly, the entire June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the assignment of facility purchase options as described in Note 5, “Operating Leases”, the Company received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of the new facilities leases. The current facilities leases provide for annual rent increases, and the Company recognizes the average annual rent expense over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reflected on the Company’s balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to the Company’s rent expense over the next twelve-month period.

Share-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123(R)”), using the modified prospective method of transition. The SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based upon the views of the SEC. Under the modified prospective method, compensation cost recognized beginning with the effective date of adoption of SFAS 123(R) includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after July 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation arrangements covered by SFAS 123(R) include stock options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by its employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (the “ESPP”).

Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under the Option Plan and discounted purchases of common stock by employees under the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the estimated option term. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount. See Note 2 for further information and the effects of SFAS 123(R) on the Company’s condensed statements of operations.

Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net loss	$(14,089)	$(9,188)	$(38,192)	$(27,571)
Net change in unrealized losses on marketable securities	26	52	247	(46)
Total comprehensive loss	$(14,063)	$(9,136)	$(37,945)	$(27,617)

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding. The treasury stock method is used to compute the dilutive effect of options and similar instruments. The Company has excluded the potentially dilutive effects of outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The number of common share equivalents related to stock options excluded from diluted loss per share calculations because their effect was antidilutive was 2,556,309 and 1,510,048 for the three months ended March 31, 2007 and 2006, respectively. For the nine months ended March 31, 2007 and 2006, the number of common share equivalents related to stock options excluded from diluted loss per share calculations because their effect was antidilutive was 2,092,668 and 1,498,492, respectively.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain income tax positions. A “tax position” is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current or deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets. A change in net assets that results from the adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position. However, the adoption of FIN 48 is not expected to have an impact on the Company’s financial statements.

Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”

In February, 2007 the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits reporting entities to chose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition, if any.

Emerging Issues Task Force Issues No. 07-1, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” and No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”

The Emerging Issues Task Force (“EITF”) has two issues currently under consideration that may impact the Company. EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects on its financial statements and disclosures.

Note 2:  Share-Based Compensation

The Company recorded $1.1 million ($0.03 per share) and $3.5 million ($0.09 per share) of total share-based compensation expense for the three and nine months March 31, 2007, respectively. For the three and nine months ended March 31, 2006, share-based compensation expense was $1.4 million ($0.04 per share) and $4.9 million ($0.13 per share), respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense (in thousands) is allocated among the following categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Cost of revenue	$235	$556	$826	$1,627
Research and development for proprietary drug discovery	383	287	1,164	1,020
Selling, general and administrative expenses	455	603	1,476	2,210
Total	$1,073	$1,446	$3,466	$4,857

The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Average Risk-Free Interest Rate	Dividend Yield	Average Volatility	Weighted- Average Option Life (Years)
First nine months of Fiscal Year 2007	4.63%	0%	68.5%	6.3
First nine months of Fiscal Year 2006	4.40%	0%	75.1%	6.4

Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using the “simplified” method, which uses the average of the vesting term and the actual term of the option, based on guidance from the SEC as contained in SAB No. 107 permitting the initial use of this method. During the fourth quarter of 2006, the Company conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. The Company determined expected volatility for the periods presented using the historical method, which is based on the daily historical trading data of the Company’s common stock from November 2000, the date of the Company’s initial public offering, through the last day of the applicable accounting period. Management selected the historical method primarily because this method is recognized as a valid method used to predict future volatility, and management has not identified a more appropriate method.

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

A summary of activity in the Option Plan for the nine-month period ended March 31, 2007 is as follows:

	Number of Option Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2006	7,595,492	$6.63
Granted	589,090	9.48
Exercised	(706,190)	3.75
Forfeited or expired	(190,827)	8.61
Outstanding Balance, March, 2007	7,287,565	7.09

Exercisable shares as of March 31, 2007	4,753,862	7.05

As of March 31, 2007, there was $8.8 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan. This expense (in thousands) is expected to be recognized as follows:

Fiscal Year
2007 - fourth quarter	$1,034
2008	3,545
2009	2,520
2010	1,511
2011	203
$8,813

Note 3: Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities classified as available-for-sale as of March 31, 2007 and June 30, 2006 consist of the following (in thousands):

	March 31,	June 30,
	2007	2006
Cash and cash equivalents:
Cash	$672	$449
Money market fund	10,195	15,119
Repurchase agreements	6,462	—
Commercial paper	3,000	—
Total	$20,329	$15,568

Marketable securities:
Auction rate securities	$35,900	$17,528
Federal agency mortgage-backed securities	17,654	37,004
Total	$53,554	$54,532

Total cash, cash equivalents and marketable securities	$73,883	$70,100

Marketable securities at March 31, 2007 and June 30, 2006 are shown below (in thousands) by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations. Although auction rate securities bear maturity dates that are long-term and sometimes perpetual, the near-term reset dates have been used as the implied maturity dates for classifying these investments below.

	March 31,	June 30,
	2007	2006
Marketable securities:
Due in one year or less	$73,883	$44,132
Due after one year through two years	—	10,400
Total	$73,883	$54,532

The Company has classified all of its marketable securities as short-term, available-for-sale securities in current assets, as these investments are available for use in current operating activities. Unrealized gains or losses that are considered temporary are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of related tax effects. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. All of these investments are held in the name of the Company at a limited number of financial institutions.

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

The full $10 million term loan was advanced to the Company on June 30, 2005. As of September 2006, the Company had received the full $5 million allotment of equipment advances which was used to finance the purchase of equipment, capitalized software and tenant improvements. Interest on these loans, currently having an interest rate of 6.5% per annum, is payable in monthly installments, and a balloon payment of $15 million is due on June 28, 2010.

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

Cash paid for interest was approximately $720,000 and $397,000 for the nine months ended March 31, 2007 and 2006, respectively.

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

The Company amortizes leasehold improvements for its facilities over the lesser of their estimated economic useful lives or the related lease terms. Leasehold improvements for its current facilities are amortized over the fixed, non-cancelable ten year lease terms for each lease as this term is shorter than the estimated useful life of the improvements.  See Note 1:  “Leasehold Improvements” for more information.  This period does not include the optional lease extension periods because the Company has determined that the exercise of its options to extend is not reasonably assured.

Note 6: Segment, Geographic and Significant Customer Information

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

North America	$6,714	$8,454	$18,976	$23,233
Europe	2,064	1,401	5,284	7,464
Japan and Asia-Pacific	1,602	1,841	4,704	4,181
Total revenue	$10,380	$11,696	$28,964	$34,878

Approximately 97% and 95%, respectively, of the revenue generated from Europe during the three and nine month period ended March 31, 2007 is related to milestone payments received in accordance with the Company’s collaboration and licensing agreement with AstraZeneca, located in Sweden.  During the three and nine months ended March 31, 2006, revenue from AstraZeneca represented 93% and 95%, respectively, of the revenue generated from Europe. For the three and nine months ended March 31, 2007, revenue generated primarily from two Japanese collaborators represented 15% and 16%, respectively, of total revenue. For the three and nine months ended March 31, 2006, revenue generated from these same two Japanese customers represented 16% and 12%, respectively, of total revenue. No other individual international country exceeded 10% of the Company’s revenue for any of the periods presented.

During the nine-month period ended March 31, 2007, revenue from four of the Company’s customers represented approximately 40%, 23%, 17%, and 12% of total revenue, with the top three of these customers representing approximately 33%, 23%, and 20% of total revenue for the comparative period in the prior fiscal year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities, the expected level of our investment in proprietary research and our future headcount and capital expenditure requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts, to grow our clinical development capabilities and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 1, 2006, and in other reports we file with the SEC. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

Array BioPharma is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat debilitating and life threatening diseases. Our proprietary drug development pipeline is focused on the treatment of cancer and inflammatory disease and includes clinical candidates that are designed to regulate therapeutically important protein targets. In addition, leading pharmaceutical and biotechnology companies collaborate with Array to discover and develop drug candidates across a broad range of therapeutic areas.

We have identified multiple drug candidates in our own proprietary programs and in collaborations with other drug companies. We currently have five wholly-owned drugs in clinical development and are advancing a portfolio of discovery programs. We intend to progress our proprietary drug programs through clinical testing and continue to evaluate select programs for out-licensing opportunities with pharmaceutical and biotechnology partners.

We have built our drug development pipeline, and our discovery and development capabilities, primarily through cash flow from collaborations and through sales of our equity securities. Through March 31, 2007, we recognized $250 million in research funding and up-front and milestone payments from our collaboration partners. Under our existing collaboration agreements, we have the potential to earn over $260 million in additional milestone payments if we achieve all of the drug discovery objectives under these agreements, as well as royalties on any resulting product sales from 16 different programs.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of March 31, 2007, we had an accumulated deficit of $171.8 million.

Revenue. We generate revenue through the out-licensing of select proprietary drug discovery programs for license and up-front fees, research funding based on the number of full-time equivalents contractually assigned to the program, and research and development milestone payments. We also have the potential to generate revenue from royalties on future product sales. Five programs have been out-licensed to date to AstraZeneca PLC, Genentech, Inc., Amgen Inc. and VentiRx Pharmaceuticals, Inc., and we have received up-front license fees of $20.3 million in total for these programs.

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

Customer Concentration. Our top 10 collaborators contributed approximately 98% of our total revenue for the first nine months of fiscal 2007, and our current top four collaborators, Genentech, InterMune, Inc., AstraZeneca and Ono Pharmaceutical Co., Ltd., accounted for 40%, 23%, 17%, and 12%, respectively, of our total revenue. During the same period of fiscal year 2006, Genentech, InterMune, and AstraZeneca accounted for 33%, 23%, and 20%, respectively, of our total revenue.  In general, our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice.

International Revenue. International revenue represented 34% of our total revenue during the first nine months of fiscal year 2007, up slightly from 33% for the same period last year. In absolute dollars, international revenue decreased by approximately $1.7 million during the first nine months of fiscal year 2007 over the comparable prior year period due to the expiration of the research funding period of our collaboration with AstraZeneca in November 2005 of the prior fiscal year. All of our collaboration agreements are denominated in United States dollars.

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

Future Outlook. We plan to continue to increase our investment in proprietary research to broaden our product pipeline and to further enhance our clinical and regulatory capabilities to allow us to advance drugs further in clinical development. We will consider commercializing select programs ourselves while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. As part of these efforts, we expect near term selling, general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. We also expect research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities.  As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations and reported revenue will decline. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our current expectations concerning future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included in this report, our annual report on Form 10-K filed with the SEC on September 1, 2006, and in other reports we file with the SEC.

Results of Operations

Three and Nine Months Ended March 31, 2007 and 2006

Revenue. Collaboration revenue decreased by approximately $2.9 million for the three months ended March 31, 2007, compared to the same period last year. For the nine months ended March 31, 2007, collaboration revenue decreased by approximately $4.9 million.  The decline during the three and nine month periods was the result of decreased collaboration revenue of $3.0 million and $6.8 million, respectively, primarily attributed to research programs that expired during the prior fiscal year with AstraZeneca and Eli Lilly and Company and one of our programs with Takeda Chemical Industries, Ltd. Additionally, collaboration revenue from the sale of Lead Generation Libraries and Optimer building blocks decreased by approximately $377,000 and $1.0 million, respectively, during the same periods. Expanded programs with Genentech and the research collaboration with Ono that began in November 2006 partially offset these decreases and resulted in increased revenue of approximately $511,000 and $3.0 million, during the three and nine month periods, respectively.

License and milestone revenue increased by $1.6 million during the three months ended March 31, 2007 compared to the same period last year.  The increase was primarily due to the full recognition of a $2.0 million milestone payment from AstraZeneca for the advancement of ARRY-704 into Phase 1 clinical trials.  License and milestone revenue for the nine months ended March 31, 2007 decreased by $1.0 million compared to the same period last year.  The decrease was due to the full recognition of previously received license and milestone payments from AstraZeneca and Genentech in November 2005, which were partially offset by two milestone payments from AstraZeneca in the current fiscal year totaling $5.0 million for advancing ARRY-886 into Phase 2 clinical trials and the $2.0 million milestone described above for ARRY-704.

Share-Based Compensation. We follow the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123(R), Share-Based Payment – an amendment of FASB Statement No. 123 and 95 (“SFAS 123(R)”). We adopted SFAS 123(R) effective July 1, 2005 of the prior fiscal year using the modified prospective method of transition. We recorded $1.1 million ($0.03 per share) and $3.5 million ($0.09 per share) of share-based compensation expense for the three and nine months ended March 31, 2007, respectively. For the same periods last year, we recorded $1.4 million ($0.04 per share) and $4.9 million ($0.13 per share), respectively.  Share-based compensation expense is allocated among cost of revenue, research and development expenses for proprietary drug discovery and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented. For more information about SFAS 123(R), see Note 2: “Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q, as well as the section below entitled “Critical Accounting Estimates — Share-Based Compensation”.

Cost of Revenue. Cost of revenue decreased by $4.4 million, or 42%, and $11.3 million, or 38%, during the three and nine months ended March 31, 2007, respectively, over the same periods last year. Cost of revenue as a percentage of collaboration revenue decreased to 79% and 80% for the three and nine months ended March 31, 2007, respectively, compared with 99% and 106% for the same periods last year. These decreases were largely the result of increased average pricing received from collaborations for full-time equivalent scientists during fiscal 2007 resulting in fewer scientific resources used in generating the same approximate level of collaboration revenue. Additionally, share-based compensation expense charged to cost of revenue for the three and nine months ended March 31, 2007, decreased by approximately $321,000 and $801,000, respectively, due to option shares that became fully vested in the prior fiscal year.

On June 22, 2006, we assigned options we owned to purchase our Boulder and Longmont, Colorado facilities to BioMed Realty L.P. (“BioMed”), which purchased those facilities in July and August 2006. We entered into new lease agreements for these facilities with BioMed over a ten-year lease term and began amortizing our leasehold improvement costs for these facilities over a ten-year life. (For more information, see Note 5:”Operating Leases” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q). Prior to completing these transactions, we had determined that we were reasonably assured during fiscal 2006 that we would be vacating our Boulder facility at the end of the initial lease term in March 2008 and therefore amortized the cost of leasehold improvements for that facility over an approximate two-year life. We determined the lease terms under our new facilities leases to be the fixed, non-cancelable ten-year term because we concluded that the exercise of optional extension periods available under the leases is not reasonably assured. This conclusion was based on our experience with prior lease facilities and management’s determination that it was unable to predict in the early years of a long-term lease whether it would remain in the facilities beyond the initial lease term as a result of changing business, economic or other conditions. The change in the amortization period from two to ten years resulted in a decrease of approximately $200,000 and $606,000 in amortized leasehold improvement costs charged to cost of revenue for the three and nine months ended March 31, 2007, respectively, compared to last year. This difference is expected to continue for the remainder of the fiscal year. In addition, during the first quarter of fiscal 2007, following termination of our prior facility leases and execution of new lease agreements with BioMed, we reversed and recorded the entire deferred rent balance of $1.6 million associated with our prior facilities leases and listed as a current liability on June 30, 2006, as a reduction to our recognized rent expense. This resulted in a decrease to cost of revenue for the nine months ended March 31, 2007 of approximately $600,000.

Research and Development Expenses for Proprietary Drug Discovery. Research and development expenses for proprietary drug discovery increased by $8.0 million, or 104%, and $17.2 million, or 71%, during the three and nine months ended March 31, 2007, respectively, compared to the same periods last year. This increase was primarily due to additional scientists and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErbB-2/EGFR (ARRY-543), MEK for inflammation (ARRY-162), p38 (ARRY-797), KSP (ARRY-520), ErbB-2 (ARRY-380) and other programs. We expect that proprietary research and development spending will continue to increase as we focus more resources on our proprietary drug discovery and development programs and advance our programs potentially through clinical development.

These increases were partially offset by reductions in leasehold improvement costs and rent expense allocated to research and development expenses as described in cost of revenue above. The change in estimated useful life of our leasehold improvements resulted in a reduction of amortization of leasehold improvement costs charged to research and development expenses for proprietary drug discovery for the three and nine months ended March 31, 2007 of approximately $217,000 and $649,000, respectively. This difference is expected to continue for the remainder of the fiscal year. Additionally, the reversal of the prior year deferred rent balance resulted in a reduction to rent expense allocated to research and development expenses for proprietary drug discovery for the nine months ended March 31, 2007 of approximately $850,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $155,000, or 5%, during the three months ended March 31, 2007 compared to the same period in the prior year primarily as a result of increases in compensation and benefit related expenses. Partially offsetting this increase was a decrease in share-based compensation expense of approximately $148,000 for the three months ended March 31, 2007. Selling, general and administrative expenses for the nine month period ended March 31, 2007 decreased by approximately $426,000, or 4%, compared to the same period last year. The decrease was primarily the result of decreased share-based compensation expense of approximately $734,000 for the nine months ended March 31, 2007 due to option shares that became fully vested in the prior fiscal year. As described in cost of revenue above, the change in estimated useful life of our leasehold improvements resulted in a reduction of amortization of leasehold improvement costs charged to selling, general and administrative expenses for the three and nine months ended March 31, 2007 by approximately $35,000 and $109,000, respectively, and the reversal of the prior year deferred rent balance resulted in a reduction to rent expense allocated to selling, general and administrative expenses for the nine months ended March 31, 2007 of approximately $100,000. Partially offsetting all these decreases in selling, general and administrative expenses were increases in compensation and benefit related expenses of approximately $157,000 and $378,000 for the three and nine month periods ended March 31, 2007, respectively, over the same periods of the prior year.

Interest Income. Interest income increased to approximately $947,000 and $3.1 million for the three and nine months ended March 31, 2007, respectively, from approximately $694,000 and $2.1 million in the same periods of the prior year due to higher investment interest rates earned on higher average cash and investment balances.

Interest Expense. Interest expense increased to approximately $244,000 and $733,000 for the three and nine months ended March 31, 2007, respectively, from approximately $178,000 and $460,000 in the same periods of the prior year due to higher floating interest rates on a higher outstanding long-term debt balance.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. As of March 31, 2007, cash, cash equivalents and marketable securities totaled $73.9 million compared with $70.1 million at June 30, 2006.

Net cash used in operating activities was $29.8 million for the nine months ended March 31, 2007, compared to $21.1 million for the same period last year. During the first nine months of fiscal year 2007, our net loss of $38.2 million was reduced by noncash charges of approximately $8.2 million associated with depreciation and share-based compensation expense and increased by $3.3 million of noncash deferred rent credits. For the first nine months of fiscal year 2007, our net operating assets and liabilities, excluding cash, decreased by approximately $3.5 million.  This was primarily due to increases in advance payments from collaborators and accounts payable, which were partially offset by increases in prepaid expenses and accounts receivable and a decrease in accrued compensation and benefits.  Advance payments from collaborators increased by approximately $3.7 million, largely in connection with entering into a collaboration and licensing agreement.  Under the terms of this agreement, we received an up-front fee consisting of a $2.1 million cash payment and shares of preferred stock with a value of $1.5 million. Accounts receivable increased by approximately $780,000, due primarily to recognition of a $2M milestone from AstraZeneca, offset in part by decreases in receivables associated with Optimers and reimbursable expenses. Accounts payable balances increased by approximately $2.5 million due to higher outstanding amounts to vendors for outsourced services for pharmacology studies and clinical trial related expenses as well as for laboratory equipment and supplies.  Prepaid expenses increased by approximately $1.1 million primarily due to investments in software licenses used in research and development as well as certain prepayments to outsourced service vendors.  Accrued compensation and benefits decreased by approximately $810,000 primarily due to the effect of the second quarter payment of the fiscal year 2006 employee bonuses, which was partially offset by amounts reserved for fiscal 2007 employee bonuses.

During the nine months ended March 31, 2007, we received net proceeds of $32.3 million from BioMed related to the assignment of purchase options of our Boulder and Longmont, Colorado facilities. We invested $3.5 million in laboratory equipment, primarily for biology, drug metabolism and analytical research and development operations, as well as in various computer hardware and software. Purchases of marketable securities used $53.2 million, while proceeds from the sale and maturity of marketable securities provided $54.5 million. Financing activities provided $4.5 million, consisting of approximately $3.7 million resulting from the exercise of stock options under our stock option plan and the issuance of shares under our employee stock purchase plan, as well as approximately $850,000 from the issuance of long-term debt used to finance purchases of capital equipment.

As of March 31, 2007, we had a $10 million term loan and $5 million of equipment advances outstanding under our Loan and Security Agreement with Comerica Bank, which currently bear interest at the rate of 6.5% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $15 million is due at maturity of the loans on June 28, 2010. We also have a revolving line of credit in the amount of $6.8 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. We have outstanding standby letters of credit of $6.7 million to secure our obligations under our facilities leases which will expire on August 31, 2016.

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

For example, our future capital requirements may be impacted if we do not receive potential milestone or royalty payments under our existing or future collaboration agreements. Our ability to realize these payments is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone or royalty revenue from the commercialization of these drugs.

Our actual future capital requirements could vary as a result of a number of other factors, including:

•                  the rate at which we invest in proprietary research;

•                  the timing of milestone and royalty payments, if any, from our collaboration and out-licensed programs;

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

•                  expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions;

•                  the costs of establishing clinical development and distribution or commercialization capabilities;

•                  the extent of our collaboration business and the amount of collaboration research funding we receive;

•                  our capital spending on new facilities and equipment; and

•                  the size to which we acquire or invest in other businesses, products and technologies.

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were generated from our collaborations and from the proceeds of our equity offerings. In addition, we may finance future cash needs through the sale of additional debt or equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2007 (in thousands).

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$7,245	$14,686	$15,142	$34,505	$71,578
Purchase obligations	8,536	1,273	—	—	9,809
Debt obligations (including interest, using current rate of 6.5%)	975	1,950	15,244	—	18,169
Total obligations	$16,756	$17,909	$30,386	$34,505	$99,556

We are obligated under noncancelable operating leases for our facilities and, to a much smaller degree, certain office equipment and storage areas. The original lease terms for our facilities are ten years, with renewal options for two additional five-year terms, provide for annual 2% rent increases and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Office equipment and storage area leases generally range from three to five years.

Purchase obligations totaling $9.8 million were primarily for outsourced pharmacology services, chemicals, laboratory equipment, supplies and facilities improvements.

During the first quarter of fiscal 2007, standby letters of credit were issued in relation to our facilities leases in the amount of $6.7 million.  These standby letters of credit expire on August 31, 2016 and are fully supported by a revolving line of credit with Comerica Bank.

Critical Accounting Estimates

Our condensed financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our senior management has discussed the development, selection and disclosure of these estimates with our Audit Committee and our Board of Directors. We do not believe that materially different amounts would be reported if different assumptions were used. However, the application of these estimates involves judgments and assumptions, including future events and, as a result, actual results could differ. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. Except as noted below, there have been no changes during the nine months ended March 31, 2007 to the items that we disclosed as critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Revenue Recognition

Most of our revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates for our collaborators. Our agreements with our collaboration partners include fees based on contracted annual rates for full time equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from fixed fee agreements or from sales of compounds on a per-compound basis.

We report revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered and undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectibility is reasonably assured.

We recognize revenue from non-refundable up-front payments and license fees on a straight line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are deferred and recorded as advance payments from collaborators upon receipt, pending recognition, and are classified as a short-term or long-term liability on our balance sheet. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific level number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the company.  We determined that the performance periods applicable to our agreements with AstraZenca and Genentech were both for two years, which ended in November 2005; and we determined the performance period for our agreement with VentiRx to be one year ending in March 2008. Each of these periods coincides with the research terms specified in each agreement. We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees.  To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized.

Similarly to advance payments, for agreements that provide for milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research term that has elapsed to the total estimated research term. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs.

Revenue from sales of compounds in our Lead Generation Library and Optimer building blocks is generally recognized as the compounds are shipped. We recognize revenue based on contracted annual rates for full time equivalent employees working on a project on a monthly basis as work is performed.

Share-Based Compensation

Effective July 1, 2005, we adopted the fair value method of accounting for share-based awards using the modified-prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan (“the ESPP”), is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the option. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. We calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. During the fourth quarter of 2006, we conducted a detailed evaluation of historical unexercised employee stock options that resulted in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. We determined expected volatility for the first two quarters of fiscal 2007 using the historical method, which is based on the daily historical trading data of our common stock from November 2000, the date of our initial public offering, through the last day of the applicable accounting period. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information see Note 1: “Summary of Significant Accounting Policies — Accounting for Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements, see Note 1: “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” to the unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, and interest rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. While our marketable securities are subject to changes in market value in response to changes in interest rates, due to the nature and short-term maturities of these investments, we have concluded that there is not a material market risk exposure. However, a significant change in market interest rates could have a material impact on interest income earned on our investment portfolio. Based on outstanding investment balances at March 31, 2007, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $739,000.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At March 31, 2007, we had $15 million of long-term debt outstanding, and the interest rate on our term loan and equipment advances was 6.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

All of our collaboration agreements and purchase orders are denominated in United States dollars. As a result, historically and as of March 31, 2007, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 are effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

 There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1A. Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended March 31, 2007 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability.

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of March 31, 2007, we had an accumulated deficit of $171.9 million. We had net losses of $38.2 million for the nine months ended March 31, 2007, and of $39.6 million, $23.2 million and $26.0 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly. Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. While several of our out-licensing and collaboration agreements provide for royalties on product sales, given that none of our drug candidates have been approved for commercial sale, that our drug candidates are at early stages of development and that drug development entails a high degree of risk of failure, we do not expect to receive any royalty revenue for several years, if at all. For the same reasons, we may never realize much of the milestone revenue provided for in our out-license and collaboration agreements. Similarly, drugs we select to commercialize ourselves or partner for later-stage co-development and commercialization may not generate revenue for several years, or at all.

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. To date, we have filed six IND applications and initiated four Phase 1 clinical trials, and we have not yet conducted a Phase 2 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. We expect to expend significant amounts to recruit and retain high quality personnel with clinical development experience. Developing commercialization capabilities would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable or determine not to acquire these resources internally, we may be forced to rely on third-party clinical investigators, clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•    obtaining regulatory approval to commence a clinical trial;

•    reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•    manufacturing significant quantities of a product candidate for use in clinical trials;

•    obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•    recruiting and enrolling patients to participate in clinical trials for reasons including competition from the same or other clinical trial programs for the same or similar indications;

•    retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow up.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•    failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•    inspection of the clinical trial operations of trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•    unforeseen safety issues, and;

•    lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects of our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of their agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, InterMune, AstraZeneca and Ono Pharmaceuticals, Co. Ltd. accounted for 40%, 23% 17% and 12%, respectively, of our total revenue for the nine months ended March 31, 2007, and for 35%, 24%, 16% and 7%, respectively, of our total revenue in fiscal 2006.  In fiscal 2005 the same collaborators accounted for 28%, 10%, 27% and less than 1%, respectively, of our total revenue.  We expect that revenue from a limited number of collaborators, including Genentech and Ono will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 120 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

Health care reform and cost control initiatives by third-party payors could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. Federal and State lawmakers regularly propose, and at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For instance, the Medicare Prescription Drug Improvement and Modernization Act of 2003, among other things, added a new Part D prescription drug benefit for Medicare beneficiaries otherwise without prescription drug coverage. Furthermore, future legislation or regulation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates for drugs reimbursed by Medicaid and to provide discounts for out-patient drugs purchased by certain public health service entities and “disproportionate share” hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. In some countries other than the United States, reimbursement, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. We are unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Also, we expect managed care plans will continue to put pressure on the pricing of pharmaceutical and biopharmaceutical products. Cost control initiatives could decrease the price that we, or any potential collaborators, receive for any of our future products, which could adversely affect our profitability. These initiatives may also have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to in-licensing drug candidates and the research and development of new drugs, which could reduce our resulting revenue. Any cost containment measures or other reforms that are adopted could have a negative impact on our ability to commercialize successfully our products or could limit or eliminate our spending on development of new drugs and affect our profitability.

We or our collaborators may not obtain favorable reimbursement rates for our drug candidates.

The commercial success of our drug candidates will depend on the availability and adequacy of coverage and reimbursement from third party payors, including government programs and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceuticals and other medical products. Our products may be considered less cost-effective than existing products, and, as such, coverage and reimbursement to the patient may not be available or be sufficient to allow the sale of our products on a competitive basis.

In addition, the market for our drug candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies can result in downward pricing pressures on pharmaceutical companies. As such, we cannot provide assurances that our products will be placed on third-party payors’ formularies. To the extent that our products are listed on third-party payors’ formularies, we or our collaborators may not be able to negotiate favorable reimbursement rates for our products. If we, or our collaborators fail to obtain an adequate level of coverage and reimbursement for our products by third-party payors, sales of drugs would be adversely affected or there may be no commercially viable market for the products.

Risks Related to Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

At March 31, 2007, our directors and officers beneficially owned or controlled approximately 12.4% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 23rd day of April 2007.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)