Form 10-K
period 2007-06-30
ARRAY BIOPHARMA INC
filed 2007-09-13
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $.001 Per Share

The NASDAQ Stock Market LLC

(NASDAQ Global Market)

(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2006 (based upon the closing sale price of such shares as of the last trading day of the year, December 29, 2006, on the NASDAQ National Market now known as the NASDAQ Global Market) was $371,990,457. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s class of common stock as of August 10, 2007: 47,087,232

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on Form 14A for the 2007 Annual Meeting of Stockholders – Part III

FORWARD-LOOKING STATEMENTS

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

PART I

Item 1. Business

Our Business

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat cancer and inflammatory diseases.  Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins and are aimed at large market opportunities.  We currently have 10 programs in our development pipeline, eight of which are wholly owned by us.

Our eight most advanced development programs that we wholly own and control consist of ARRY-543, an ErbB-2/EFGR dual inhibitor for cancer; ARRY-162, a MEK inhibitor for inflammation; ARRY-797, a p38 inhibitor for inflammation and for cancer; ARRY-520, a KSP inhibitor for cancer; ARRY-380, an ErbB-2 inhibitor for cancer; and ARRY-614, a p38/Tie 2 dual inhibitor for inflammation and for cancer. We have also out-licensed to AstraZeneca PLC three MEK inhibitors for cancer – including  ARRY-886 (AZD6244), currently in multiple Phase 2 clinical trials, and ARRY-704 (AZD8330), currently in a Phase 1 clinical trial.  In addition to these development programs, we have out-licensed two cancer programs to Genentech, Inc. which are in preclinical development.  Through collaborations, we have also invented drug candidates that are currently in clinical development including InterMune, Inc.’s hepatitis C virus, or HCV, NS3/4 protease inhibitor, ITMN-191, and Eli Lilly and Company’s CHK-1 inhibitor, IC83.  The out-license and collaboration agreements with these partners provide for up-front payments, success-based milestone payments and / or royalties on product sales.

We also have a portfolio of discovery programs that we believe will generate two to three Investigational New Drug, or IND, applications during calendar 2008. Our discovery efforts have also generated additional early-stage drug candidates that we may choose to out-license through research partnerships as we did with VentiRx Pharmaceuticals, Inc., which is described below. We believe this business strategy will enable us to receive a greater portion of the potential financial upside than our previous research collaborations while controlling development costs. We also believe this strategy will allow us to maximize our scientific efforts with other resources on programs for which we have particular expertise or which have synergies with our other development programs.

We have built our proprietary pipeline of development and discovery programs on a modest investment of approximately $150 million in research and development expenses from our inception through June 30, 2007. Additionally, we have recognized a total of $258 million in research funding and in up-front and milestone payments from our collaboration partners through June 30, 2007. Under our existing collaboration agreements, we have the potential to earn over $260 million additional milestone payments if we achieve all the drug discovery objectives detailed in these agreements, as well as royalties on any resulting product sales from 16 drug development programs.

Accomplishments During the Past Fiscal Year

Below is a summary of our accomplishments during the fiscal year and our current plans to execute on our strategies.

ARRY-886 (AZD6244) and ARRY-704 (AZD8330) Targeting MEK for Cancer

ARRY-886 and ARRY-704 inhibit MEK, a critical enzyme at the intersection of several biological pathways that regulate cell proliferation and survival. Both compounds have shown tumor suppressive or regressive activity in multiple preclinical models of human cancer including melanoma, pancreatic, colon, lung and breast cancers.

During fiscal 2007, the following progress was made under our collaboration with AstraZeneca:

•                  AstraZeneca initiated dosing ARRY-886 in cancer patients in a Phase 2 study. This randomized study compares ARRY-886 to temozolomide in the treatment of metastatic melanoma patients and expects to enroll approximately 180 patients at 40 centers worldwide.  Additional Phase 2 studies are underway in colorectal, pancreatic and non-small cell lung cancers. AstraZeneca has reported that it expects to present Phase 2 results in mid-2008.

•                  We reported Phase 1 results on ARRY-886 at the 18th Annual EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. These results showed inhibition of the MEK pathway by ARRY-886 in tumor tissue at the dose that was later selected for the Phase 2 study and provided prolonged disease stabilization in a number of heavily pre-treated cancer patients.

•                  AstraZeneca initiated dosing ARRY-704 in a Phase 1 clinical trial in cancer patients.

ARRY-543, Targeting ErbB-2 / EGFR for Cancer

ARRY-543 is an oral, selective, reversible, tyrosine kinase inhibitor of both ErbB-2 and EGFR. In preclinical models, ARRY-543 demonstrated significant dose-related tumor growth inhibition when administered orally. Tykerb® (lapatinib), a small molecule drug that modulates ErbB-2 and EGFR, has been approved for the treatment of certain Herceptin® (trastuzumab)-resistant breast cancers and is still undergoing clinical trials for other cancers.  We believe ARRY-543 has significant advantages over Tykerb, including greater inhibition of EGFR, improved human drug exposure and an improved safety profile.

During fiscal 2007, the following progress was made on the program:

•                  Advanced ARRY-543 in a Phase 1a clinical trial in the United States and Canada and began preparations for an expansion trial.

•                  Reported interim Phase 1a data at our Analyst Day Meeting in December 2006, showing that ARRY-543 demonstrated consistent drug exposure and that four patients had stable disease at well tolerated doses.

•                  Initiated plans to begin Phase 2 trials.

ARRY-520, Targeting KSP for Cancer

ARRY-520 inhibits kinesin spindle protein, or KSP, a protein that plays an essential role in mitotic spindle formation. Similar to the taxanes and vinca alkaloids, KSP inhibitors inhibit tumor growth by preventing mitotic spindle formation and cell division. However, unlike taxanes and vinca alkaloids, KSP inhibitors do not demonstrate certain side effects such as peripheral neuropathy.  ARRY-520 caused marked tumor regression in preclinical models of human cancer at tolerated doses.

During fiscal 2007, the following progress was made on the program:

•                  Filed an IND application with the U.S. Food and Drug Administration, or FDA, in December 2006 and dosed cancer patients in a Phase 1 trial.

ARRY-380, Targeting ErbB-2 for Cancer

ARRY-380, a selective, orally-active ErbB-2 inhibitor, has shown efficacy and is well-tolerated in preclinical models of human cancer. ErbB-2 is a receptor kinase target that is over-expressed in breast and other cancers. Herceptin, the intravenously-dosed protein therapeutic currently on the market, modulates ErbB-2 and generated over $3 billion in revenue in 2006.

During fiscal 2007, the following progress was made on the program:

•                  Completed regulated safety assessment testing.

•                  Filed an IND application with the FDA, and are able to proceed with a Phase 1 clinical trial.

ARRY-162, Targeting MEK for Inflammation

ARRY-162, an orally active MEK inhibitor, has shown efficacy and is well-tolerated in preclinical models of human arthritis and other inflammatory diseases. Injected protein therapeutics currently on the market bind to and modulate the activity of the cytokines TNF or IL-1. MEK modulates biosynthesis of certain pro-inflammatory cytokines, in particular, TNF, IL-1 and IL-6. We believe inhibition of MEK will have applications in inflammatory diseases driven by these cytokines, such as arthritis, Crohn’s disease, psoriasis and chronic obstructive pulmonary disease, or COPD.

During fiscal 2007, the following progress was made on the program:

•                  Initiated a Phase 1 clinical trial in healthy volunteers.

•                  Presented Phase 1 data at the Annual European Congress of Rheumatology, or EULAR, and the International Association of Inflammation Societies’, or IAIS, 8th World Congress on Inflammation.  The multiple ascending dose, or MAD, study showed 50 to 90% inhibition of IL-1, TNF and IL-6 when measured over a 24-hour period with 40 mg daily.  ARRY-162 was well-tolerated with no serious adverse events and showed dose proportional human pharmacokinetics.

•                  Advanced ARRY-162 in a Phase 1b combination trial with methotrexate in rheumatoid arthritis, or RA, patients.

•                  Conducted long-term toxicology studies.

•                  Initiated plans to begin a Phase 2 RA trial.

ARRY-797, Targeting p38 for Inflammation and Cancer

ARRY-797, a selective orally active p38 inhibitor, has shown good efficacy, controlled tissue distribution and is well-tolerated in preclinical models of human arthritis and certain cytokine-driven cancers. p38 is a kinase target that regulates the production of TNF, IL-1, IL-6 and PGE2. As described above, we believe that inhibition of p38 will also regulate inflammatory cytokine production and will benefit patients with inflammatory disease. These cytokines can also act as cellular growth factors or are up-regulated in certain cancers including prostate, ovarian and multiple myeloma, and may play a role in certain resistance mechanisms or metastatic progression in cancer.

During fiscal 2007, the following progress was made on the program:

•                  Filed an IND application with the FDA and initiated Phase 1 clinical trials in healthy volunteers.

•                  Filed an IND application and are able to proceed with a Phase 1b clinical trial in cancer patients.

•                  Presented Phase 1 single ascending dose, or SAD, data at the EULAR and IAIS meetings. ARRY-797 met study objectives and was well-tolerated with no serious adverse events.  There were linear increases in exposure with increasing oral dose ranging between 25 and 400 mg.  ARRY-797 demonstrated a maximum inhibition of greater than 90% for the production of IL-1, TNF and PGE2, and showed greater than 50% inhibition at 24 hours at the highest dose.

•                  Initiated a Phase 1 MAD study.

ARRY-614, Targeting p38 / Tie2 for Inflammation and Cancer

ARRY-614, an orally active compound that inhibits both p38 and Tie2, blocks angiogenesis, inhibits inflammation and reduces growth of certain cytokine-driven cancers in preclinical models.  ARRY-614 is well-tolerated in preclinical models of human cancer and arthritis.  Increased production of certain cytokines can cause aberrant tissue proliferation. The growth, differentiation and maintenance of new blood vessels, or angiogenesis, in proliferating tissue can lead to the uncontrolled cell growth that characterizes cancer and inflammatory diseases.

During fiscal 2007, the following progress was made on the program:

•                  Advanced ARRY-614 into regulated safety assessment testing.

Growing Partnered Research

During fiscal 2007, the following progress was made in our partnered research programs:

•                  Received $5 million in payments from AstraZeneca for achieving clinical milestones on the MEK for cancer program.

•                  InterMune, Inc. initiated patient dosing in January 2007 on a Phase 1a clinical trial with ITMN-191, an orally available HCV protease inhibitor, triggering a milestone payment to Array.

•                  Received a milestone payment from Eli Lilly and Company for dosing the CHK-1 inhibitor, IC83, in a Phase 1 clinical trial.  Scientists at Array and ICOS Corporation, which was acquired by Eli Lilly in 2007, collaborated to invent IC83.

•                  Entered into a license agreement with VentiRx Pharmaceuticals Inc., granting VentiRx exclusive worldwide rights to Array’s toll-like receptor, or TLR, program. Array received an equity stake in VentiRx, a privately held company, as well as an up-front payment, and is entitled to receive potential milestone payments and royalties on product sales. Array retains the option to acquire a 50% ownership position in all VentiRx clinical oncology products developed under this agreement.

Enhancing Leadership

During fiscal 2007, the following additions were made to our leadership team:

•                  Appointed John Yates, M.B. Ch.B., M.D., to the newly created position of Chief Medical Officer. Dr. Yates oversees the medical strategy and clinical development of Array’s drug pipeline.

•                  Appointed Neil Spector, M.D., to our Scientific Advisory Board. Dr. Spector is helping Array in the development of our cancer drug portfolio.

•                  Appointed Jonathan Kay, M.D., to our Scientific Advisory Board. Dr. Kay is working with Array in the development of our inflammation drug portfolio.

Strengthening Financial Position

We continued to maintain our strong financial performance during fiscal 2007:

•                  Recognized $37 million in revenue, while investing $57 million in our proprietary research and development.

•                  Raised $85 million, net of offering costs, through an underwritten public offering of 7,000,000 shares of common stock at a price to the public of $13.00 per share in May 2007.

•                  Secured expansion space through 2016 and received $32 million in net cash as a result of our sale of purchase options and lease-back of our Boulder and Longmont facilities.

•                  Ended fiscal 2007 with approximately $141 million in cash, cash equivalents and marketable securities.

Research and Development

Our primary research efforts are centered on the treatment of cancer and inflammatory disease.  We believe there is significant synergy between these two research areas, and developing drugs in one of the areas may lead to therapies in the other area.  Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer, inflammatory disease and other important disease areas.  In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing, to provide safer, more effective drugs.

Drug Development Pipeline

The following pipeline chart shows our ten most advanced programs and their stage in the drug development process.

Drug	Drug Target	Marketing Rights	Current Status (Expected Future Plans)
Cancer
ARRY-886	MEK	AstraZeneca	Multiple Phase 2 trials ongoing (Phase 2 data expected mid-2008)
ARRY-543	ErbB-2/EGFR	Array	Phase 1 trial ongoing (Initiate Phase 2 trial)
ARRY-797	P38	Array	Phase 1 trial ongoing
ARRY-520	KSP	Array	Phase 1 trial ongoing (Expand Phase 1 in cancer patients)
ARRY-704	MEK	AstraZeneca	Phase 1 trial ongoing
ARRY-380	ErbB-2	Array	IND Effective (Initiate Phase 1 trial)
ARRY-614	P38/Tie2	Array	Regulated Safety Assessment (File IND (1))
Inflammation
ARRY-162	MEK	Array	Phase 1b trial ongoing (Initiate Phase 2 trial)
ARRY-797	P38	Array	Phase 1 trial ongoing (Initiate Phase 2 trial)
ARRY-614	P38/Tie2	Array	Regulated Safety Assessment (File IND (1))

(1) A single IND for this compound is expected to be filed in fiscal 2008.

ARRY-886 (AZD6244) and ARRY-704 (AZD8330) Targeting MEK for Cancer

We initiated an anti-cancer research program targeting MEK in July 2001, and within 17 months identified ARRY-886, an orally active clinical candidate. ARRY-886 and a subsequently identified candidate, ARRY-704, have both shown tumor suppressive or regressive activity in multiple preclinical models of human cancer including melanoma, pancreatic, colon, lung, and breast cancers.  Potential advantages of MEK inhibitors over current therapies include potential improved efficacy and reduced side effects. In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program solely in the field of oncology. We retain the rights to all MEK compounds not selected by AstraZeneca.

Under our collaboration with AstraZeneca, we were responsible for conducting Phase 1 clinical testing, which we initiated in June 2004.  The trial evaluated tolerability and pharmacokinetics of ARRY-886 following oral administration to patients with advanced cancer.  In addition, the trial examined patients for indications of biological activity as well as pharmacodynamic and tumor biomarkers.  As we reported in November 2006, Phase 1 testing showed that ARRY-886 inhibited the MEK pathway in tumor tissue at the dose that was later selected for the Phase 2 study and provided prolonged disease stabilization in a number of heavily pre-treated cancer patients.

In June 2006, AstraZeneca initiated a Phase 2 study for ARRY-886 in malignant melanoma, resulting in a $3 million milestone payment to us. The trial is a randomized Phase 2 study that compares ARRY-886 to temozolomide in the treatment of stage III / IV melanoma patients. AstraZeneca expects to enroll approximately 180 patients at 40 centers worldwide. AstraZeneca initiated additional Phase 2 studies for ARRY-886 in colorectal, pancreatic and non-small cell lung cancer during the second half of 2006. AstraZeneca has indicated that it expects to present Phase

2 results in mid-2008.

In March 2007, AstraZeneca dosed its first cancer patient in a Phase 1 clinical trial with our MEK inhibitor, ARRY-704 (AZD8330), triggering a $2 million milestone payment to us.

ARRY-543, Targeting ErbB-2 / EGFR for Cancer

ErbB-2 and EGFR are receptor kinase targets that are over-expressed in a number of malignancies, including breast, lung, pancreas, colon and head and neck cancers. Herceptin is an intravenously-dosed protein therapeutic currently on the market for the treatment of breast cancers that over-express ErbB-2. Herceptin has also recently been reported to show promising therapeutic benefits in early, post-surgery, breast cancer patients being treated chronically. We believe these results suggest a high potential value for an orally active drug that regulates ErbB-2 and that can be conveniently dosed for extended periods of time. Erbitux® (cetuximab), an intravenously-dosed protein therapeutic, and Tarceva® (erlotinib), a small molecule inhibitor, are currently marketed drugs that modulate EGFR only. Tykerb, a small molecule drug that modulates ErbB-2 and EGFR, has been approved for the treatment of certain Herceptin-resistant breast cancers and is still undergoing clinical trials for other cancers.

We believe the concurrent inhibition of ErbB-2 and EGFR provides enhanced efficacy in cancer treatment. ARRY-543, a novel orally active dual inhibitor of EGFR and ErbB-2, behaves as a reversible ATP-competitive inhibitor with nanomolar potency both in vitro and in cell-based proliferation assays.  Selectivity for inhibition of ErbB family target proteins has been demonstrated by profiling against a panel of kinases in vitro.  In preclinical models, ARRY-543 demonstrated significant dose related tumor growth inhibition when administered orally.  ARRY-543 has demonstrated efficacy in certain preclinical models where Tarceva or Herceptin are not active and we believe has shown equivalent or improved efficacy compared to Tykerb.

We are nearing completion of a Phase 1a clinical trial in the United States and Canada of ARRY-543 and are preparing to initiate an expansion trial.  We reported interim Phase 1a data in December 2006 for ARRY-543: the compound demonstrated consistent drug exposure and four patients had stable disease at well-tolerated doses. We are planning to initiate Phase 2 trials.

ARRY-520, Targeting KSP for Cancer

ARRY-520 inhibits kinesin spindle protein, or KSP, a protein that plays an essential role in mitotic spindle formation. Similar to the taxanes and vinca alkaloids, KSP inhibitors inhibit tumor growth by preventing mitotic spindle formation and cell division. However, unlike taxanes and vinca alkaloids, KSP inhibitors do not demonstrate certain side effects such as peripheral neuropathy.  ARRY-520 caused marked tumor regression in preclinical models of human cancer at tolerated doses.

In vivo, ARRY-520 caused marked tumor regression in preclinical models of human cancer at tolerated doses.  In studies comparing the most clinically advanced competitor against standard of care agents like taxanes and vinca alkaloids, ARRY-520 has shown superior efficacy in multiple preclinical models. We filed an IND application with the FDA in December 2006 and began a Phase 1 clinical trial in May 2007.

ARRY-380, Targeting ErbB-2 for Cancer

ErbB-2 is a receptor kinase target that has been found to be over-expressed in breast and other cancers. Our orally active ErbB-2 inhibitor, ARRY-380, has shown efficacy and a low side effect profile in preclinical models of human cancer. Recently, Herceptin, the intravenously-dosed protein inhibitor currently on the market that modulates ErbB-2, has shown promising therapeutic benefit when dosed as an adjuvant to surgery in cancer patients. This scientific finding expanded an already large market for an ErbB-2 inhibitor. We believe this oral drug may broadly benefit HER2-positive cancer patients, including those that do not respond to Herceptin. We filed an IND application for ARRY-380 with the FDA and plan to initiate a Phase 1 clinical trial.

ARRY-162, Targeting MEK for Inflammation

Pro-inflammatory proteins, or cytokines, have been broadly implicated as playing detrimental roles in a number of inflammatory diseases. Modulation of certain cytokines has been shown to provide clinical benefit for the treatment of inflammatory disease. Injected protein therapeutics currently on the market, including Enbrel® (etanercept), Remicade® (infliximab), Humira® (adalimumab) and Kineret® (anakinra), bind to and modulate the activity of the cytokines of TNF or IL-1. MEK has been demonstrated to modulate the biosynthesis of certain pro-inflammatory cytokines, in particular, TNF, IL-1 and IL-6. We believe inhibition of MEK will have applications in inflammatory diseases driven by these cytokines, such as arthritis, psoriasis and inflammatory bowel diseases such as Crohn’s. Our extensive experience with inhibitors of MEK leads us to believe that this target may be amenable to chronic modulation that is well tolerated by patients. ARRY-162, an orally-active MEK inhibitor, has shown efficacy and a low side effect profile in preclinical models of human arthritis and other inflammatory diseases.  We believe this compound may provide broad therapeutic benefits in the treatment of inflammatory and chronic degenerative diseases. We initiated Phase 1 clinical trials in healthy volunteers in April 2006 and reported interim data in June 2007. ARRY-162 showed no serious adverse events through 14 days of continuous dosing and significantly inhibited cytokine production after ex-vivo stimulation of clinical samples. We are completing a Phase 1b combination trial with methotrexate in RA patients and long-term toxicology studies. Given appropriate results, we plan to initiate a Phase 2 trial.

ARRY-797, Targeting p38 for Inflammation and Cancer

p38 is another kinase target that modulates the production of TNF, IL-1 and IL-6.  As described above, we believe that inhibition of p38 will modulate inflammatory cytokine production and will benefit patients with inflammatory disease. These cytokines can also act as cellular growth factors including multiple myeloma. Additionally, p38 may play a role in certain resistance mechanisms or metastatic progression in cancer. As a result, we believe inhibition of p38 may provide a therapeutic benefit in certain cancer patients. ARRY-797, a selective orally active p38 inhibitor, has shown good efficacy, controlled tissue distribution and a low side effect profile in preclinical models of human arthritis and certain cytokine-driven cancers.  We filed an IND application with the FDA in October 2006 and initiated Phase 1 clinical trials in healthy volunteers. We also filed an application to initiate a Phase 1b trial in cancer patients in April 2007. We plan to initiate Phase 2 trails.

ARRY 614, Targeting p38/Tie2 for Inflammation and Cancer

Increased production of certain cytokines can cause aberrant tissue proliferation. The growth, differentiation and maintenance of new blood vessels, or angionenesis, in proliferating tissue can lead to uncontrolled cell growth that characterizes cancer and chronic inflammatory diseases. p38 regulates the production of numerous pro-inflammatory and pro-proliferative cytokines, such as TNF, IL-1 and IL-6. Tie2 plays an important role in angiogenesis and blood vessel growth. ARRY-614, an orally active compound that inhibits both p38 and Tie2, has been shown to block angiogenesis, to inhibit inflammation and to antagonize tumor growth, while showing a low side effect profile after prolonged dosing in preclinical models. We believe this compound will have broad therapeutic benefits in various cancers and inflammatory diseases. This compound is in regulated safety assessment and we plan to file an IND application in the second half of 2007.

Opportunity

There is a tremendous opportunity in creating drugs for debilitating and life-threatening diseases, especially in cancer and inflammation. The medical community is seeking targeted therapies that treat both the underlying disease as well as control symptoms more effectively and/or more safely than currently available drugs. We believe future patient care will improve with the use of biomarkers to select targeted therapies for more effective disease treatment. Also, clinical trials aimed at a well defined patient population should show an improved response rate and increase the chances for approval by the FDA. This approach may result in a greater number of marketed drugs aimed at a smaller subset of patients. Our research benefits from the evolving scientific understanding of how modulating specific protein targets can potentially treat both cancer and inflammatory disease. As a result, a drug designed to treat cancer may also be useful in treating inflammatory disease, and vice-versa.

The worldwide market for targeted cancer drugs is expected to grow from $16 billion in 2006 to $47 billion in 2012, representing the cancer drug market’s fastest growing segment. The inflammatory disease market is highly diverse and includes RA, osteoarthritis, COPD, cardiovascular disease, psoriasis, and kidney diseases. According to EvaluatePharma, the worldwide market for injectable targeted therapies for RA alone is expected to grow from $10 billion in 2006 to $18 billion in 2012. Additionally, with the safety concerns over the class of pain medications known as COX-2 inhibitors, new markets for replacement drugs to treat pain associated with RA and osteoarthritis, as well as other painful inflammatory disorders, are likely to develop.

Another positive trend for us is the pharmaceutical industry’s ongoing need to fill their clinical development pipelines with new drugs to drive future revenue growth. Despite increased spending on internal research, the industry has been unable to meet this demand. As a result, they have become increasingly reliant on biotech companies to acquire new drug candidates.  The scarcity of later stage clinical assets available for in-licensing is driving these companies to enter into licensing deals at earlier stages. We believe deal terms have increased significantly for early stage drug candidates over the last several years and this trend will continue. As a result, this increasing demand for a limited number of clinical assets should continue to increase the value of our drug pipeline.

Cancer

Despite a wide range of available cancer therapies, patient responses remain limited and variable.  Targeted therapies offer a more specific approach than first generation, cytotoxic chemotherapy drugs by regulating discrete aspects of cellular function affecting cancer cells to a greater extent than normal cells, providing an improved side effect profile and potentially increased efficacy. We believe certain cancers will eventually become chronic diseases, treated with a combination of targeted therapies.  Array’s research focus in the cancer market is to build a pipeline of complementary targeted therapies.

According to the American Cancer Society, approximately 10.5 million Americans with a history of cancer were alive in January 2003 and more than 1.4 million new cases are expected to be diagnosed in 2007.  The following table shows estimated new cases diagnosed in the United States:

Estimated New Cases in 2007
Prostate	219,000
Breast	213,000
Lung	181,000
Colon	112,000
Melanoma	60,000
Pancreas	37,000

Inflammatory Disease

Inflammation is a natural biologic response to injury or infectious attack to the human body. Unregulated inflammation results in a broad range of conditions, most of which are classified by the tissue or organ where the inflammation occurs.  These conditions include RA in the joint, psoriasis in the skin, COPD in the lung, fibrotic disease in the liver and kidney, Crohn’s disease in the intestine, and atherosclerosis in the arteries. Currently, some of the most effective treatments for these diseases are injectable protein therapeutics, which have significant cost and patient compliance issues.  Injectable protein therapeutics currently on the market, such as Enbrel, Remicade, Humira and Kineret,  bind to and/or modulate the activity of the inflammatory cytokines TNF or IL-1. There remains a significant unmet medical need for therapies to treat COPD, asthma, fibrosis and to manage pain.  We believe there are significant opportunities to create orally active drugs to treat many of these often-chronic diseases and conditions. We are developing drugs that modulate important biological targets in key intracellular pathways that control inflammation, potentially providing the ability to treat multiple diseases and conditions with a single oral agent.

Partnered Research and Development

We have research partnerships with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates, and conduct preclinical testing across a broad range of therapeutic areas.  In certain partnerships, we also perform process research and development, and manufacture clinical supplies. These partnerships involve either continued research and development on programs we have out-licensed or drug discovery and development on targets selected by our partners. These collaborations provide research funding and, in a number of our current agreements, up-front fees, milestone payments and/or royalties based upon the success of the program.  Our largest partners, from whom we are receiving research funding or have the potential for future milestones or royalties, include AstraZeneca, Genentech, InterMune, Ono Pharmaceutical Co., Ltd., Amgen Inc., Eli Lilly and Company (ICOS

Corporation), Japan Tobacco Inc., and Takeda Pharmaceutical Company, Ltd.

Our research team has produced more early-stage discovery assets than we can develop internally.  During the next three years, we intend to out-license certain of these assets through research partnerships of higher value than our traditional collaborations.  We believe this strategy will create opportunities for greater financial upside while continuing to provide a revenue stream and will allow us to maintain a critical mass of scientists required for a world-class research platform.

Information about collaborators that comprise 10% or more of our total revenue and about revenue we receive within and outside the United States can be found in Note 11 – “Customer and Geographic Information” to our audited financial statements included elsewhere in this Annual Report.

Below are summaries of some of our partnered programs in which we are receiving research funding and/or are based on our out-licensed programs.

AstraZeneca – MEK for Cancer Program / ARRY-886 and ARRY-704

In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program solely in the field of oncology. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, ARRY-886, together with ARRY-704 and another second-generation compound for oncology indications we developed during the collaboration. We retain the rights to all non-oncology therapeutic indications for MEK compounds not selected by AstraZeneca for development. To date, we have earned $21.5 million in up-front and milestone payments. The agreement also provides for research funding, which is now complete, and potential additional development milestone payments of approximately $75 million and royalties on product sales. AstraZeneca is responsible for further clinical development and commercialization for ARRY-886, and for clinical development and commercialization for ARRY-704 and for the third compound it licensed.

Genentech – Oncology Programs

We entered into a licensing and collaboration agreement with Genentech in December 2003 to develop small molecule drugs against multiple therapeutic targets in the field of oncology. We initiated this collaboration with Genentech to advance two of our proprietary oncology programs into clinical development. These programs included small molecule leads we had developed along with additional, related intellectual property. Under the agreement, Genentech made an up-front payment to us, provides research funding and paid a milestone payment to us for nominating a clinical candidate and advancing it into regulated safety assessment testing.  In addition, Genentech has agreed to make additional potential development milestone payments and pay us royalties on any resulting product sales. Genentech is responsible for clinical development and commercialization of the resulting products.

In April 2005, we expanded our collaboration agreement with Genentech to develop clinical candidates directed against an additional cancer target.  Under the expanded agreement, we receive additional research funding, as well as potential research and development milestone payments and product royalties based on the success of the new program.  Genentech has the sole responsibility for clinical development and commercialization of any resulting products.  In October 2005, we further expanded our collaboration with Genentech. Under the current agreement, we expect to receive a total of $50 million in research funding through December 2008, plus milestone and royalty payments based on success of the programs. Genentech may terminate its agreement with us upon 120 days’ notice.

InterMune – Hepatitis C Virus Programs

Our scientists and InterMune scientists have collaborated since 2002 to discover novel small molecule inhibitors of the HCV NS3/4 protease. During this collaboration, our team of scientists discovered ITMN-191, which InterMune is now developing. Under the terms of the agreement, InterMune funded drug discovery, preclinical testing, process development and manufacturing in conformity with current Good Manufacturing Practices, or cGMP, and will make milestone payments to us based on the selection and progress of clinical drug candidates, as well as royalties on sales of any products derived from the collaboration. As a result of our research progress, we received our first milestone payment from InterMune in June 2004.  Research funding under this agreement ended June 30, 2007.

We designed compounds under this program using computational modeling techniques and optimized them to achieve superior efficacy and targeted tissue penetration. During 2006, we produced and delivered cGMP clinical supplies of

ITMN-191, and InterMune initiated a Phase 1 clinical trial. We received a $500,000 milestone payment in February 2007 after the first subject was dosed.

Ono Pharmaceutical – Research Program

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

VentiRx Pharmaceuticals – Toll-Like Receptor Program

We entered into a licensing and collaboration agreement with VentiRx, a privately held biopharmaceutical company, in February 2007, under which we granted VentiRx exclusive worldwide rights to our TLR program. The program contains a number of compounds targeting TLR’s to activate innate immunity. VentiRx has indicated that it expects to develop its first two candidates in oncology and allergy. We received an equity stake in VentiRx as well as an up-front payment, potential milestone payments and royalties on product sales. We retain the option to acquire a 50% ownership position in all VentiRx clinical oncology products developed under this agreement.

Eli Lilly and Company – IC83 / CHK-1 Program

We entered into a collaboration agreement with ICOS Corporation in 1999 to create small molecule CHK-1 inhibitors.  Array and ICOS scientists invented IC83, and Array received a milestone payment after the first patient was dosed with this molecule in a Phase 1 clinical trial in early 2007.  The agreement provided research funding, which has now ended, and Array is entitled to receive additional milestone payments based on Eli Lilly’s achievement of clinical milestones.  Eli Lilly acquired ICOS in 2007.

Our Research and Development Technologies and Expertise

Our scientists use the Array Discovery Platform, an integrated suite of drug discovery technologies, to create drug candidates and conduct preclinical and clinical development. A critical capability within the Array Discovery Platform is our proprietary software, which enables our scientists to share information across our company, analyze databases of existing drugs, generate novel predictive databases and design novel drugs with potential competitive advantages over current therapies. We use in vitro and in vivo predictive pharmacodynamic and pharmacokinetic models to select compounds for potential development. Early in the drug discovery process, our scientists engineer desirable drug characteristics, such as improved potency, specificity and dosing regimen and reduced side effect profile, into drug candidates. The resulting compounds are tested for safety, efficacy and metabolism to select the most promising clinical candidates.

Our expanding development capabilities include clinical trial designs that incorporate early markers of biological activity; in-house cGMP facilities, which allow us to rapidly produce clinical drug supplies; clinical development strategies that incorporate trials to provide rapid proof of concept; therapeutically focused clinical teams that drive rapid protocol development, clinical site selection, trial initiation and monitoring, and study result evaluation.

 We believe our drug discovery and development approach can significantly improve on the industry’s existing clinical attrition rates through our use of:

•                  Proprietary chemoinformatic databases that relate chemical structure to compound development potential;

•                  Multiple lead generation strategies including high throughput screening, virtual screening and proprietary de novo design software;

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

Our Strategy

We are building a fully integrated, commercial-stage biopharmaceutical company that invents, develops and markets safe and effective small molecule drugs to treat patients afflicted with cancer and inflammatory disease. We intend to accomplish this through the following strategies:

•                  Inventing targeted small molecule drugs that are either first-in-class or second generation drugs that demonstrate a competitive advantage over drugs on the market or in clinical development;

•                  Commercializing drugs that require a therapeutic specialty sales force;

•                  Partnering late-stage development and commercialization of select drugs that require worldwide distribution or aimed at the primary care market;

•                  Partnering select early-stage programs for continued research and development under which we would receive research funding, plus significant milestones and royalties; and

•                  Evaluating opportunities to in-license later stage clinical or commercial programs to accelerate our transition to a commercial-stage biotech company.

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

Research and Development Expenses

Research and development expenses consist of costs associated with our proprietary drug programs for salaries and benefits of scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation. Research and development expenses were $57.5 million for the year ended June 30, 2007, compared to $33.4 million for fiscal 2006 and $22.9 million for fiscal 2005.

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

Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).  Although our clinical development efforts are not directly regulated by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards. In addition, certain state privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on the use and dissemination of individuals’ health information.

We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the United States Department of Agriculture, and regulations under other federal, state and local laws.

Intellectual Property

Our success depends in part on our ability to protect our proprietary software, potential drug candidates and other intellectual property rights. To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts with collaborators.

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

Our patent strategy is designed to protect technology, inventions and improvements to inventions that are commercially important to our business. We currently have fourteen issued United States patents and numerous patent applications on file with the United States Patent and Trademark Office and around the world. The source code for our proprietary software programs is protected both as a trade secret and as a copyrighted work.

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

Employees

As of June 30, 2007, we had 311 full-time employees, including 237 scientists, of whom 113 have PhD’s. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Our Corporate Information

Founded in 1998, we are headquartered in Boulder, Colorado and have laboratory facilities in Longmont, Colorado, which together with our headquarters, encompass 230,000 square feet of laboratory facilities. We became a public company in November 2000, and our stock is listed on the Nasdaq Global Market under the symbol “ARRY.” The mailing address and telephone number of our principal executive offices are 3200 Walnut Street, Boulder, Colorado 80301, (303) 381-6600.

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

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2007, we had an accumulated deficit of $189.1 million. We had net losses of $55.4 million, $39.6 million and $23.2 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase due in part to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sale of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs.  As a result, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.

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

The drug discovery and development process is highly uncertain, and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. All of our drug candidates are in the early stages of development, and we do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. At any time, the FDA may place a clinical trial on “clinical hold”, or temporarily or permanently stop the trial for a variety of reasons, principally for safety concerns. Only one of our candidates, ARRY-886, is in a Phase 2 clinical trial initiated in June 2006 by our partner AstraZeneca. AstraZeneca has initiated a Phase 1 clinical trial for ARRY-704; five of our other candidates, ARRY-543, ARRY-162, ARRY-797, ARRY-520 and ARRY-380, are currently in Phase 1 trials; and another, ARRY-614, is expected to enter a Phase 1 trial. Promising results in preclinical development or clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical and clinical trials. We or our collaborators may experience numerous unforeseen events during, or as a result of, the clinical process that could delay or prevent our drug candidates from being approved, including:

•                  the failure to achieve clinical trial results that indicate a candidate is effective in treating a specified condition or illness in humans;

•                  the presence of harmful side effects;

•                  the FDA’s determination that the submitted data do not satisfy the criteria for approval;

•                  the lack of commercial viability of the drug;

•                  the failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and

•                  the existence of therapeutics that are more effective.

At any time, we or our collaborators may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide any or a full return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side effect profile, cost or other factors make it effective in treating disease or more beneficial than or preferable to other drugs on the market. Additionally, third party payors, such as government health plans and health insurance plans or maintenance organizations, may choose not to include our drugs on their formulary lists for reimbursement. As a result, our drugs may not be used or may be used only for restricted applications.

We may not be successful in entering into additional out-license agreements on favorable terms.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In fiscal 2007, we increased our investment in proprietary research to $57.5 million in research and development expenses, compared to $33.4 million, and $22.9 million for fiscal years 2006 and 2005, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. To date, we have entered into four out-licensing agreements for the development and commercialization of our drug candidates. Although we have expended, and continue to expend, resources on internal research and development for our proprietary programs, we may not be successful in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments, as a result of factors, many of which are outside of our control, and which include:

•                  our ability to create valuable proprietary drug candidates targeting large market opportunities;

•                  the research and spending priorities of potential licensing partners;

•                  the willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;

•                  our ability or inability to agree with the potential partner on the value of the proprietary drug candidates, or on the related terms; or

•                  our belief that the maximum value of a proprietary drug candidate is best achieved by retaining the rights and not seeking a partner.

In addition, we may undertake and fund, solely at our expense, further development, clinical trials, manufacturing and marketing activities for a greater number of proprietary candidates than we planned. As a result, our requirements for capital could increase significantly, and we may be unable to raise additional capital on favorable terms, or at all, or we may be required to substantially reduce our development efforts, which would delay, limit or prevent our ability to commercialize our drug candidates.

We may not out-license our proprietary programs at the most appropriate time to maximize the total value or return of these programs to us.

A critical aspect of our business strategy is to out-license drug candidates for late-stage development, co-development and/or commercialization to obtain the highest possible value while also evaluating earlier out-licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials. We may choose or be forced to out-license a drug candidate or program on terms that require us to relinquish commercial or market rights or at a point in the research and development process that does not provide as great a value or return than what might have been obtained if we had further developed the candidate or program internally. Likewise, we may decline, or be unable to obtain favorable, early out-licensing opportunities in programs that do not result in a commercially viable drug, which could leave the resulting program with little or no value even though significant resources were invested in its development.

We expect that revenue from our funded research collaborations will decline in the future as we focus more resources on our proprietary research programs.

We expect that revenue from our funded research collaborations to discover drug candidates against targets our collaborators select will decline.  Historically, revenue from these collaborations has partially funded development of a drug discovery platform for identifying and developing early stage drug candidates.  We believe the value of the drug candidates we have created for many of our collaborators under these collaboration agreements has exceeded the economic reward provided to us under the agreements.  One of our primary business strategies is to transition to a partnering strategy where, in addition to potentially obtaining higher milestone and royalty rates, we would out-license later stage candidates and retain commercialization or promotional rights in parts of the world.  In order to transition to this approach, we expect to make significant investments in our own drug discovery efforts to discover additional candidates for out-licensing and that our collaboration revenue will decline as our historical collaborations end.

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We have not yet conducted a Phase 2 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. We expect to expend significant amounts to recruit and retain high quality personnel with clinical development experience. Developing commercialization capabilities would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable or determine not to develop these resources internally, we may be forced to rely on third-party clinical investigators, clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and the value of such products. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•                  obtaining regulatory approval to commence a clinical trial;

•                  reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  manufacturing sufficient quantities of a product candidate for use in clinical trials;

•                  obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•                  recruiting and enrolling patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; and

•                  retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

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

•                  inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•                  unforeseen safety issues, and

•                  lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed and/or reduced. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Drug candidates that we develop with our collaborators or on our own may not receive regulatory approval.

The development and commercialization of drug candidates for our collaborators and our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing, and failure can occur at any stage of testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies, and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our collaborators may decide to repeat or redesign a trial or discontinue development of a drug candidate.

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

In light of widely publicized events concerning the safety of certain drug products, such as Vioxx, regulatory authorities, members of Congress, the Government Accountability Office (“GAO”), medical professionals, and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and establishment of risk management plans that may, for instance, restrict distribution of drug products. Although drug safety concerns have occurred over time, the increased attention to this issue may result in a more cautious approach by the FDA. As a result, data from clinical trials may receive greater scrutiny with respect to safety. Safety concerns may result in the FDA or other regulatory authorities terminating clinical trials before completion or requiring longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Even if our drug candidates obtain regulatory approval, we and our collaborators will be subject to ongoing government regulation.

Even if regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, recordkeeping, distribution, marketing and sale of these drugs will be subject to strict and ongoing regulation. Compliance with this regulation consumes substantial financial and management resources and may expose us and our collaborators to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates a clinical benefit to patients, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials and changes in labeling or distribution. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

Given the number of recent high profile safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs with components including safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs for manufacturers and drug sponsors during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements.

In addition, the marketing of these drugs by us or our collaborators will be regulated by federal and state laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order, purchase or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of fraud and abuse laws can result in fines and/or imprisonment.

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

We have historically funded our operations through revenue from our collaborations and the issuance of equity securities. We used $44.5 million in our operating activities in fiscal 2007 while we used $24.3 million and $17.2 million in our operating activities in fiscal 2006 and 2005, respectively. Although we anticipate that we will use more cash in our operating activities in future periods, we believe that our existing cash, cash equivalents and marketable securities and anticipated cash flow from existing out-license and collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated.

To the extent that the cash from our future operating activities is insufficient to meet our future capital requirements, we will have to raise additional funds to continue our proprietary research and development. We may not be able to raise funds on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders. We have a credit facility providing for a $10 million term loan, and a $5 million equipment line of which a total of $15 million was advanced to us as of June 30, 2007.  In addition we have a $6.8 million revolving line of credit to support standby letters of credit.  A portion of our cash flow will be dedicated to the payment of principal and interest on such indebtedness, and possibly to fund increased compensating and restricted cash balances with the lender, which could render us more vulnerable to competitive pressures and economic downturns and imposes some restrictions on our operations. If we are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan.

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

•                  our collaborators may under fund or not commit sufficient resources to the testing, marketing, distribution or other development of our drug candidates;

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

Revenue from collaborations depends on the extent to which the pharmaceutical and biotechnology industries collaborate with other companies for one or more aspects of their drug discovery process.

Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to expand or continue drug discovery collaborations to enhance their research and development process is based on several factors that are beyond our control, any of which could cause our revenue to decline. These include their ability to hire and retain qualified scientists, the resources available for entering into drug discovery collaborations and the spending priorities among various types of research activities. In addition, our ability to convince these companies to use our drug discovery capabilities, rather than develop them internally, depends on many factors, including our ability to:

•                  develop and implement drug discovery technologies that will result in the identification of higher-quality drug candidates;

•                  attract and retain experienced, high caliber scientists;

•                  achieve timely, high-quality results at an acceptable cost; and

•                  design, create and manufacture our chemical compounds in quantities, at purity levels and at costs that are acceptable to our collaborators.

The importance of these factors varies depending on the company and type of discovery program, and we may be unable to meet any or all of them in the future. Even if we are able to address these factors, these companies may still decide to perform these activities internally or retain other companies that provide drug research and development expertise similar to ours.

Our research and development capabilities may not produce viable drug candidates.

We have entered into several research and development collaborations under which we provide drug discovery and development services to identify drug candidates for our collaborators. We also seek to identify and develop drug candidates for our proprietary programs. It is uncertain whether we will be able to provide drug discovery more efficiently or create high quality drug candidates that are suitable for our or our collaborators’ purposes, which may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships. Our ability to create viable drug candidates for ourselves and our collaborators depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

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

•                  lack of synergy, or the inability to realize expected synergies, resulting from the acquisition or partnership; and

•                  impairment of acquired intangible assets as a result of technological advancements or worse-than-expected clinical results or performance of the acquired company or the partnered assets.

Mergers and acquisitions and strategic partnerships are inherently risky and involve significant investments in time and resources to effectively manage these risks and integrate an acquired business or create a successful drug with a strategic partner. Even with investments in time and resources, an acquisition or strategic partnership may not produce the revenues, earnings or business synergies we anticipate. An acquisition or strategic partnership that fails to meet our expectations could materially and adversely affect our business, financial condition and results of operations.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of their agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, InterMune, AstraZeneca and Ono accounted for 42%, 21%, 14% and 13%, respectively of our total revenue in fiscal 2007.  In fiscal 2006, the same collaborators accounted for 35%, 24%, 16% and 7% respectively of our total revenue.  We expect that revenue from a limited number of collaborators, including Genentech, Ono and VentiRx Pharmaceuticals, Inc. will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 120 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have approximately 311 employees as of June 30, 2007, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Robert E. Conway, our Chief Executive Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; Dr. John Yates, our Chief Medical Officer, R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with all of the above personnel that are terminable upon 30 days’ prior notice.

Our cGMP and pharmacology facilities and practices may fail to comply with government regulations.

All facilities and manufacturing processes used in the production of drug products, including Active Pharmaceutical Ingredients for clinical use in the United States must be operated in conformity with current Good Manufacturing Practices (cGMP), as established by the FDA. Similar requirements exist for manufacture of drug products for clinical use in other countries. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we fail to comply with these requirements, we may not be able to continue the production of our products, and we could be subject to fines and penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. We operate a clinical-scale manufacturing facility that we believe conforms to cGMP requirements. This facility and our cGMP practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements of our collaborators, which may exceed FDA or other applicable regulations. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

In connection with our application for commercial approvals and, if any drug candidate is approved by the FDA or other regulatory agencies for commercial sale, a significant scale-up in manufacturing may require additional validation studies. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of that drug candidate may be delayed, or there may be a shortage of supply, which could limit our ability to commercialize the drug.

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

Our development, testing and manufacture of drug candidates may expose us to product liability and other lawsuits.

We develop, test and manufacture drug candidates that are generally intended for use in humans. Our drug discovery activities, including clinical trials we or our collaborators conduct, that result in the future manufacture and sale of drugs by us or our collaborators expose us to the risk of liability for personal injury or death to persons using these drug candidates. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $7.0 million per occurrence and in the aggregate, which we believe is customary in our industry for our current operations. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance policies at acceptable costs or at all.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For instance, the Medicare Prescription Drug Improvement and Modernization Act of 2003, among other things, added a new Part D prescription drug benefit for Medicare beneficiaries otherwise without prescription drug coverage. Furthermore, future legislation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates for medicines reimbursed by Medicaid and to provide discounts for out-patient medicines purchased by certain public health service entities and “disproportionate share” hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. In some countries other than the United States, reimbursement, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. We are unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

The commercial success of our drug candidates will depend on the availability and adequacy of coverage and reimbursement from third-party payors, including government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceuticals and other medical products. Our products may be considered less cost-effective than existing products, and, as such, coverage and reimbursement to the patient may not be available or be sufficient to allow the sale of our products on a competitive basis.

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

Our success depends in part on our ability to protect patents and maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. We currently have fourteen issued United States patents and numerous patent applications on file with the United States Patent and Trademark Office and around the world.

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

Drug candidates we develop that are approved for commercial marketing by the FDA would be eligible for market exclusivity for varying time periods during which generic versions of a drug may not be marketed, and we could apply to extend patent protection for up to five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the “Hatch-Waxman Act.” The Hatch-Waxman Act provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated, which could reduce the amount of royalties we receive on the product.

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

Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA’s criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA’s disclosure standards. In addition, certain state privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

RISKS RELATED TO OUR STOCK

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

At June 30, 2007, our directors and officers beneficially owned or controlled approximately 11% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $14.40 and $7.55 respectively in fiscal 2007, $9.67 and $5.99 respectively in fiscal 2006, and $9.73 and $5.66, respectively, in fiscal 2005. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

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

     None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter ended June 30, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the range of the high and low closing bid information or sales prices for Array’s common stock as reported by the Nasdaq Stock Market.

Fiscal Year Ended June 30, 2007	High	Low
First Quarter	$ 8.72	$ 7.55
Second Quarter	13.57	8.30
Third Quarter	13.92	11.42
Fourth Quarter	14.40	11.04

Fiscal Year Ended June 30, 2006
First Quarter	$ 7.77	$ 5.99
Second Quarter	7.47	6.27
Third Quarter	9.67	6.99
Fourth Quarter	8.95	6.62

As of August 10, 2007, there were approximately 77 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our loan agreement restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended June 30, 2007, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Composite”), the Nasdaq Pharmaceutical Index (the “Nasdaq Pharmaceutical”) and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on June 30, 2002 in the common stock of the company, and in the Nasdaq Composite, the Nasdaq Pharmaceutical and the Nasdaq Biotechnology Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Array BioPharma Inc., The NASDAQ Composite Index,
The Nasdaq Pharmaceutical Index And The Nasdaq Biotechnology Index

	6/30/2002	9/30/2002	12/31/2002	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Array BioPharma -NASGM	100	81	58	44	32	57	59
NASDAQ Composite	100	80	91	90	110	124	136
NASDAQ Pharmaceutical	100	97	106	119	146	153	154
NASDAQ Biotechnology	100	94	102	113	140	148	150

	3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005
Array BioPharma -NASGM	93	82	73	99	73	65	74
NASDAQ Composite	138	139	129	149	138	142	153
NASDAQ Pharmaceutical	161	161	159	171	148	147	173
NASDAQ Biotechnology	160	159	153	167	146	155	183

	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007
Array BioPharma -NASGM	73	95	89	88	134	132	121
NASDAQ Composite	153	169	156	158	171	177	191
NASDAQ Pharmaceutical	171	179	165	169	175	165	169
NASDAQ Biotechnology	188	195	175	182	185	180	186

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

	Years Ended June.30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data
Revenue
Collaboration revenue	$ 30,106	$ 37,738	$ 34,343	$ 28,186	$ 33,633
License and milestone revenue	6,864	7,265	11,162	6,645	1,492
Total revenue	36,970	45,003	45,505	34,831	35,125

Operating expenses (1)
Cost of revenue (2)	24,936	39,611	38,048	37,257	35,136
Research and development expenses for proprietary drug discovery	57,464	33,382	22,871	15,905	11,395
General and administrative expenses	13,644	13,789	9,372	8,016	8,901
Total operating expenses	96,044	86,782	70,291	61,178	55,432

Loss from operations	(59,074)	(41,779)	(24,786)	(26,347)	(20,307)

Interest expense	(979)	(670)	—	—	—
Interest income	4,611	2,835	1,542	381	787
Other expense - loss on investment	—	—	—	—	(500)
Net loss	$ (55,442)	$ (39,614)	$ (23,244)	$ (25,966)	$ (20,020)

Net loss per share - basic and diluted	$ (1.36)	$ (1.02)	$ (0.68)	$ (0.91)	$ (0.72)

Shares used in computing basic and diluted net loss per share	40,717	38,759	34,043	28,511	27,830

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Cash, cash equivalents, restricted cash and marketable securities	$ 141,331	$ 70,100	$ 92,706	$ 37,446	$ 34,130
Working capital	120,829	56,008	80,435	24,652	38,321
Total assets	174,974	102,173	127,952	77,764	83,830
Long term debt	15,000	14,150	10,000	—	—
Total stockholders’ equity	107,703	68,640	99,415	54,493	77,039

(1) Operating expenses include share-based compensation expense of $4.8 million, $6.2 million, $151,000, $2.0 million, and $1.9 million for fiscal 2007, 2006, 2005, 2004, and 2003, respectively. See Note 8 – “Stock Compensation Plans” of the Notes to Financial Statements for further information regarding share-based compensation.

(2) Cost of revenue includes a provision for excess inventory of $5.6 million and $4.1 million in fiscal years 2004 and 2003, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of our internal proprietary drug discovery activities, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize such up-front milestone and royalty payments under our existing or any future agreements, future research and development spending, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat debilitating and life-threatening diseases.  Our proprietary drug development pipeline is focused on the treatment of cancer and inflammatory disease and includes clinical candidates that are designed to regulate therapeutically important target proteins.  We currently have 10 programs in our development pipeline, eight of which are wholly owned by us.

Our eight most advanced development programs that we wholly own and control consist of ARRY-543, an ErbB-2/EGFR dual inhibitor for cancer; ARRY-162, a MEK inhibitor for inflammation; ARRY-797, a p38 inhibitor for inflammation and for cancer; ARRY-520, a KSP inhibitor for cancer; ARRY-380, an ErbB-2 inhibitor for cancer; and ARRY-614, a p38 and Tie2 dual inhibitor for inflammation and for cancer.  In addition, we have out-licensed to AstraZeneca PLC three MEK inhibitors for cancer – including ARRY-886 (AZD6244), currently in multiple Phase 2 clinical trials, and ARRY-704 (AZD8330), currently in a Phase 1 clinical trial.  The out-license and collaboration agreements with these collaborators provide for up-front payments, research funding, success-based milestone payments and royalties on product sales.  Through collaborations we have also invented drug candidates that are currently in clinical development, including one for InterMune, Inc. (HCV NS3/4 protease inhibitor, ITMN-191), and one for Eli Lilly and Company (ICOS Corporation), IC83, a CHK1 inhibitor.

In addition to these development programs, we have out-licensed two cancer programs to Genentech and we have a portfolio of discovery programs that we believe will generate two to three Investigational New Drug, or IND, applications per year over the next three years.  Our discovery efforts have also generated additional early-stage drug candidates that we may choose to out-license through research partnerships. We have evolved our research collaboration strategy to include seeking opportunities to out-license early-stage drug candidates that do not meet our development criteria. We believe this strategy will result in our receiving a greater portion of the potential financial upside than our previous research collaborations.  A recent example of this is our collaboration with VentiRx Pharmaceuticals, Inc., which is described above under Partnered Research and Development.  We also believe this strategy will allow us to maximize our scientific efforts and other resources on programs for which we have particular expertise or which have synergies with our other development programs.

We have created our proprietary pipeline of development and discovery programs on a modest investment of approximately $150 million in research and development expenses from our inception through June 30, 2007.  Additionally, we have recognized a total of $258 million in research funding and in up-front and milestone payments from our collaboration partners through June 30, 2007.  Under our existing collaboration agreements, we have the potential to earn over $260 million in additional milestone payments if we achieve all of the drug discovery objectives detailed in these agreements, as well as royalties on any resulting product sales from 16 different drug development programs.

Business Development

We currently license certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent.

Our top 10 collaborators contributed approximately 98% of our total revenue during fiscal 2007, and our current top four collaborators, Genentech, InterMune, AstraZeneca and Ono accounted for 42%,  21%, 14% and 13%, respectively, of our total revenue. During fiscal year 2006 Genentech, InterMune, AstraZeneca and Ono accounted for 35%, 24%, 16% and 7%, respectively, of our total revenue. In general, certain of our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice, including our agreement with Genentech which can be terminated on 120 days’ notice.

International revenue represented 31% of our total revenue during fiscal years 2007 and 2006. Our international revenue is primarily attributable to European and Japanese collaborations. International revenue remained constant as a proportion of total revenues during fiscal year 2007 compared to fiscal year 2006 due to full recognition of two milestone payments from AstraZeneca in the current fiscal year totaling $5.0 million for advancing ARRY-886 into Phase 2 clinical trials and for the advancement of     ARRY-704 into Phase 1 clinical trials.  This amount compares to revenues from the research funded portion of the same agreement with AstraZeneca which expired during fiscal 2006.  All of our collaboration agreements are denominated in United States dollars.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of June 30, 2007, we had an accumulated deficit of $189.1 million.

Critical Accounting Policies

Our financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying value of assets and liabilities and other items that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes that prove different from those upon which we based our assumptions. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies have the most significant impact on the estimates and judgments used when preparing our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements:

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

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered and undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 in turn established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

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

In February 2007, we entered into a collaboration and licensing agreement in which we received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering.  Both the technology access fee and the value of the preferred stock were recorded as advance payments from collaborators and deferred revenue, and are being recognized as revenue on a straight-line basis over the estimated one-year research term.  The preferred stock value has been recorded as a long-term asset.

Revenue from sales of compounds in our Lead Generation Library and Optimer building blocks is generally recognized as the compounds are shipped. We recognize revenue based on contracted annual rates for full time equivalent employees working on a project on a monthly basis as work is performed.

Preclinical Study and Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party medical centers or contract research organizations (which we refer to collectively as “CROs”).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  We accrue expenses each month for agreements involving significant costs and that bill based on milestone achievement. For preclinical studies, accruals are based upon the estimated percentage of work completed and the contract milestones remaining.  For costs for clinical study activities performed by CROs, accruals are estimated based upon the estimated work completed on each study, and for clinical trial expenses, accruals are based upon the number of patients enrolled and the expected duration of the study for which they will be enrolled.  We monitor patient enrollment and related activities to the extent possible through internal reviews, correspondence with the CROs, clinical site visits, and review of contractual terms.  Our estimates are highly dependant upon the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive concerning changing circumstances, conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Investments in Marketable Securities

Our short-term investments in marketable securities are comprised of U.S. Treasury, government or agency obligations, state and municipal obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. All of our investments are held in our name at two major U.S. financial institutions. At June 30, 2007 and 2006, all of our investments were classified as available-for-sale and are reported at fair value based on quoted market prices at the end of each reporting period. Unrealized gains or losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have experienced a decline in value that is other than temporary, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

Leasehold Improvements

We amortize leasehold improvements for our Boulder and Longmont facilities over the shorter of their estimated economic useful lives or the related lease terms. We determined the lease terms to be the original, fixed, non-cancelable ten-year lease terms. This period does not include the optional lease extension periods available to us under the lease agreements because we have determined that the exercise of these options is not reasonably assured.  Consequently, the leasehold improvements for our facilities are amortized over the original ten-year lease term as it is shorter than the remaining estimated useful life of the improvements. We periodically reassess the expected remaining useful lives of our leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, we will make appropriate adjustments to the estimated lease terms and disclosures.

Deferred Rent

During July and August 2006, we terminated our existing facility leases and executed new lease agreements with a different landlord. Accordingly, the entire June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to our recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the assignment of facility purchase options as described in Note 10 - “Operating Leases” to our audited financial statements included in this Annual Report, we received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of each of the new facilities leases. The current facilities leases provide for annual rent increases, and we recognize the average annual rent expense over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reflected on our balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to our rent expense over the next twelve-month period.

Share-Based Compensation

On July 1, 2005, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including stock options and purchases of common stock by employees at a discount to market price under our Employee Stock Purchase Plan (or the “ESPP”). Stock-based compensation expense recognized under SFAS 123(R) was $4.8 million and $6.2 million, representing a loss of $0.12 and $0.16 per basic and diluted share, for the fiscal years ended June 30, 2007 and 2006, respectively. For the year ended June 30, 2005, prior to the adoption of FAS123(R), stock compensation expense of $151,000 was recognized. In accordance with the modified prospective transition method of adoption of SFAS 123(R) that we elected, comparative results for the fiscal year 2005 have not been restated and therefore are not comparable to the results for fiscal years 2006 and 2007. See Note 1 – “Accounting for Share-Based Compensation” and Note 8 – “Stock Compensation Plans” for additional information. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the option. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Upon adoption of SFAS 123(R), we began to estimate the fair value of employee stock options on the date of grant, and the fair value of our common stock during each offering period under the ESPP, using a Black-Scholes model. Prior to the adoption of SFAS 123(R), the fair value of each stock option was estimated on the grant date using a Black-Scholes model in order to provide the pro forma financial disclosure information in accordance with SFAS 123. The determination of fair value for share-based payment awards using an option pricing model is highly judgmental and affected by our stock price as well as assumptions and estimates concerning other highly complex and subjective variables. These variables and estimates include, but are not limited to, the number of options that will ultimately vest or conversely, be forfeited prior to vesting; the expected option term, or the length of time between the grant date and date of exercise of the option; the expected volatility of our stock price, or the amount that the market value per share of our stock price will fluctuate over the estimated option term; and the expected risk free market rate of interest over the estimated option term.

The weighted average estimated fair value of stock option awards granted during the year ended June 30, 2007 was $7.42 per share, using the Black-Scholes option model with the following weighted average assumptions:

Assumption	Weighted Average Assumptions
Expected option term	6 1/4 years
Expected volatility	69.0%
Risk-free interest rate	4.7%
Expected dividend yield	0.0%

We estimated the expected option term in accordance with the method described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). We estimated volatility based upon historical experience because we have not identified a more reliable or appropriate method to estimate future volatility over the expected option term. Our risk free interest rate estimate is based upon observed interest rates comparable to the expected term of our options. Our dividend yield assumption is based upon historical and expected dividends. Our estimates for the pre-vesting forfeiture rate and the estimated option term have the most significant impacts on the grant date option award fair values. If any of these estimates change and we employ different estimates, assumptions, or a different valuation model in our application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may be significantly different than what we have recorded in the current period.

In addition, SFAS 123(R) requires the expense for stock-based compensation to be reduced for estimated forfeitures of unvested equity awards based on an estimate of such forfeitures as of the grant date, which must be revised in subsequent periods, if necessary, if actual pre-vesting forfeitures differ from these estimates. We estimated expected pre-vesting forfeitures using our historical forfeiture experience.

Deferred Income Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and/or liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that it is more likely than not we will not recover these deferred tax assets, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. To the extent that we believe a valuation allowance is required, we must include and expense the tax effect of the allowance within the tax provision in our statement of operations. As of June 30, 2007 and 2006, we have $71.8 million and $51.6 million in deferred tax assets, respectively. In order to fully utilize all or any portion of these deferred tax assets, we need to generate sufficient amounts of future U.S. taxable income. Based upon our history of losses and an analysis of projected net taxable income for future operating periods, we determined that it is more likely than not that we will not realize our tax net operating loss carry forwards, tax credit carry forwards and other deferred tax assets, and have recorded a valuation allowance for the full amount of our deferred tax assets, reducing the carrying amount of net deferred tax assets to zero as of June 30, 2007 and 2006.

Future Outlook

We plan to increase our investment in drug development to advance our product pipeline and to further enhance our clinical and regulatory capabilities. We will consider commercializing select programs ourselves with appropriate market characteristics while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. As part of these efforts, we expect near term general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs and research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities. Because of our strategy to retain other proprietary programs until later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” and elsewhere herein and in other reports filed by Array BioPharma with the Securities and Exchange Commission.

Results of Operations

Fiscal Years Ended June 30, 2007, 2006, and 2005

Revenue

Collaboration revenue consists of revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license. License and milestone revenue is combined and reported separately from collaboration revenue.

	Years Ended June 30,			% increase (decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
Collaboration revenue	$ 30,106	$ 37,738	$ 34,343	(20)%	10%
License and milestone revenue	6,864	7,265	11,162	(6)%	(35)%
Total revenue	$ 36,970	$ 45,003	$ 45,505	(18)%	(1)%

Fiscal 2007 as compared to Fiscal 2006:  Total revenue for fiscal 2007 decreased 18% from 2006 due to a decrease in collaboration revenue of $7.6 million and a decrease in license and milestone revenue of approximately $400,000.  Collaboration revenue declined by $10.2 million due to the expiration of collaborations with AstraZeneca, Roche and Eli Lilly and Company (ICOS Corporation) during the prior fiscal year as well as the research portions of collaborations with InterMune and Takeda Pharmaceutical Company, Ltd., that expired in fiscal 2007.  Additionally, collaboration revenue from the sale of Optimer building blocks and Lead Generation Libraries decreased by $1.0 million during these same periods.  Partially offsetting these decreases was increased revenue of $3.6 million from our collaborations with Genentech and Ono, as well as the initiation of a new research agreement with VentiRx Pharmaceuticals, Inc.

As of June 30, 2006 previously received license and milestone payments from AstraZeneca and Genentech had been fully recognized as revenue, which accounted for a decrease in license and milestone revenue of $6.7 million during fiscal 2007.  This decrease was partially offset by the recognition of two milestone payments totaling $5.0 million from AstraZeneca during fiscal 2007 for the advancement of ARRY-886 into Phase 2 clinical trials and ARRY-704 into Phase 1 clinical trials.  Additional license and milestone revenue of $1.3 million was recognized in fiscal 2007 from VentiRx, InterMune and Eli Lilly (ICOS Corporation).

Fiscal 2006 as compared to Fiscal 2005: Total revenue for fiscal 2006 decreased 1% from 2005 due to a decrease in license and milestone revenue of $3.9 million, which was offset by improvements in collaboration revenue totaling $3.4 million. The improvement in collaboration revenue was the result of increased revenue, totaling $16.1 million, from expanded programs with InterMune and Genentech and a new research collaboration with Ono Pharmaceutical. This increase was partially offset by decreased collaboration revenue of $11.1 million related to research programs that expired in fiscal 2005 with Eli Lilly (ICOS Corporation) and QLT Inc., as well as the research program with AstraZeneca that expired in November 2005. Additionally, collaboration revenue from the sale of Lead Generation Libraries decreased during  fiscal 2006 by $1.6 million, due to the sale of a large number of our Lead Generation Library compounds to a single collaborator during fiscal 2005.

All previously received license fee and milestone payments from AstraZeneca and Genentech were fully recognized during fiscal 2006 resulting in a decrease in recognized revenue from fiscal 2005 of $5.8 million. Partially offsetting this decrease was the recognition of $2.5 million of milestone payments received from AstraZeneca during fiscal 2006 related to the advancement of ARRY-886 into Phase 1b clinical trials and the selection of two additional drug candidates, as well as $500,000 of milestones earned from our collaboration with Takeda.

Cost of Revenue

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

	Years Ended June 30,			% increase (decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
Cost of revenue	$ 24,936	$ 39,611	$ 38,048	(37)%	4%

Fiscal 2007 as compared to Fiscal 2006: Cost of revenue for fiscal 2007 decreased by 37% from fiscal 2006 primarily reflecting a decrease in collaboration related services as a greater percentage of our resources were focused on advancing our proprietary drug discovery programs.  Cost of revenue as a percentage of collaboration revenue decreased to 83% for the 2007 fiscal year compared with 105% for the prior fiscal year. These decreases were largely the result of increased average pricing received from collaborations for full-time equivalent scientists during fiscal 2007 resulting in fewer scientific resources used in generating the same approximate level of collaboration revenue. Additionally, share-based compensation expense charged to cost of revenue for 2007 fiscal year decreased by approximately $960,000 due to option shares that became fully vested in the prior fiscal year.

On June 22, 2006, we assigned options we owned to purchase our Boulder and Longmont, Colorado facilities to BioMed Realty L.P., or “BioMed”, which purchased those facilities in July and August 2006. We entered into new lease agreements for these facilities with BioMed over a ten-year lease term and began amortizing our leasehold improvement costs for these facilities over a ten-year life. Prior to completing these transactions, we had determined that we were reasonably assured during fiscal 2006 that we would be vacating our Boulder facility at the end of the initial lease term in March 2008 and therefore amortized the cost of leasehold improvements for that facility over an approximate two-year life. We determined the lease terms under our new facilities leases to be the fixed, non-cancelable ten-year term because we concluded that the exercise of optional extension periods available under the leases is not reasonably assured. This conclusion was based on our experience with prior lease facilities and management’s determination that it was unable to predict in the early years of a long-term lease whether it would remain in the facilities beyond the initial lease term as a result of changing business, economic or other conditions. The change in the amortization period from two to ten years resulted in a decrease of approximately $775,000 in amortized leasehold improvement costs charged to cost of revenue for 2007 fiscal year compared to the prior fiscal year. In addition, during the first quarter of fiscal 2007, following termination of our prior facility leases and execution of new lease agreements with BioMed, we reversed and recorded the entire deferred rent balance of $1.6 million associated with our prior facilities leases and listed as a current liability on June 30, 2006, as a reduction to our recognized rent expense. This resulted in a decrease to cost of revenue for the 2007 fiscal year of approximately $600,000.

Fiscal 2006 as compared to Fiscal 2005: Cost of revenue for fiscal 2006 increased 4% over 2005 primarily due to the recording of $2.1 million of share-based compensation expense in accordance with SFAS 123(R). In addition, in June 2005, we determined that we were reasonably assured that we would be vacating our Boulder, Colorado facility at the end of the lease term in March 2008 and therefore began amortizing the cost of leasehold improvements for our facility over the remaining months of the initial lease term. Prior to that, all leasehold improvements were amortized over a period of 15 years, which included optional lease extension periods we were reasonably assured of exercising at that time. This change in estimated useful life resulted in an increase of approximately $505,000 in amortized leasehold improvement costs being charged to cost of revenue for the 2006 fiscal year. Improvements in cost of revenue as a percentage of collaboration revenue of 105% in fiscal 2006 compared to 111% in fiscal 2005 is the result of improved average pricing from collaboration agreements.

Research and Development Expenses

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

	Years Ended June 30,			% increase
	2007	2006	2005	2006 to 2007	2005 to 2006
Salaries, benefits and share-based compensation expense	$ 21,805	$ 12,394	$ 8,035	76%	54%
Outsourced services and consulting	19,953	7,921	4,998	152%	58%
Laboratory supplies	6,878	5,538	3,739	24%	48%
Facilities and depreciation	7,910	7,063	5,795	12%	22%
Other	918	466	304	97%	53%
Research and development expense for proprietary drug discovery	$ 57,464	$ 33,382	$ 22,871	72%	46%

Fiscal 2007 as compared to Fiscal 2006: Research and development expenses increased 72% over the prior comparative fiscal year as a result of increases in the number of scientists devoted to proprietary programs, reflecting both increased headcount as well as a shift of existing scientific resources from collaborative projects to internal proprietary discovery. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErbB-2/EGFR, MEK for inflammation, ErbB-2, P38/Tie2 and other programs. During fiscal 2007 we expensed $1.7 million of share-based compensation expense to research and development expenses compared to $1.3 million for the prior fiscal year. We expect that proprietary research and development spending will continue to increase significantly as we focus more resources on our proprietary drug discovery programs and continue to advance our programs through clinical development.

These increases were partially offset by reductions in leasehold improvement amortization and rent expense allocated to research and development expenses as described in cost of revenue above. The change in estimated useful life of our leasehold improvements resulted in a reduction of amortization of leasehold improvement costs charged to research and development expenses for the 2007 fiscal year of approximately $900,000. Additionally, the reversal of the prior year deferred rent balance resulted in a reduction to rent expense allocated to research and development expenses for the 2007 fiscal year of approximately $850,000.

Fiscal 2006 as compared to Fiscal 2005: Research and development expenses increased 46% in fiscal 2006 over the prior fiscal year primarily due to additional scientists working on proprietary programs, related increases in laboratory supplies, share-based compensation expense, and increased pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErbB-2/EGFR, MEK for inflammation, P38, KSP and other programs. For fiscal year 2006, we expensed $1.3 million to research and development expenses related to share-based compensation in accordance with SFAS 123(R). In addition, as described in cost of revenue above, we recorded approximately $981,000 of additional leasehold improvement amortization to research and development expenses during the 2006 fiscal year.

The scope and magnitude of future research and development expenses are difficult to predict given the number of studies that will need to be conducted for any of our potential products, as well as our limited capital resources. In general, drug development involves a series of steps – beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase 1, 2 and 3 clinical studies in humans – each of which is typically more expensive than the previous step. Therefore, we expect our research and development costs to increase as we progress our programs through later-stage development.

The successful development and commercialization of drugs resulting from our proprietary programs is highly uncertain and subject to a number of risks that are beyond our control. The duration and cost of discovery, preclinical, non-clinical and clinical trials may vary significantly based on the type, complexity and novelty of a product and are difficult to predict. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from preclinical, non-clinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity or be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. Given the uncertainties related to development, we are currently unable to reliably estimate when, if ever, our drug candidates will generate revenue and net cash inflows.

Status of Significant Proprietary Programs

The following table summarizes the status of our most advanced drug programs.

Drug	Drug Target	Marketing Rights	Current Status (Expected Future Plans)
Cancer
ARRY-886	MEK	AstraZeneca	Multiple Phase 2 trials ongoing (Phase 2 data expected mid-2008)
ARRY-543	ErbB-2/EGFR	Array	Phase 1 trial ongoing (Initiate Phase 2 trial)
ARRY-797	P38	Array	Phase 1 trial ongoing
ARRY-520	KSP	Array	Phase 1 trial ongoing (Expand Phase 1 in cancer patients)
ARRY-704	MEK	AstraZeneca	Phase 1 trial ongoing
ARRY-380	ErbB-2	Array	IND Effective (Initiate Phase 1 trial)
ARRY-614	P38/Tie2	Array	Regulated Safety Assessment (File IND (1))
Inflammation
ARRY-162	MEK	Array	Phase 1b trial ongoing (Initiate Phase 2 trial)
ARRY-797	P38	Array	Phase 1 trial ongoing (Initiate Phase 2 trial)
ARRY-614	P38/Tie2	Array	Regulated Safety Assessment (File IND (1))

(1) A single IND for this compound is expected to be filed in fiscal 2008.

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

Animal and other non-clinical studies are often conducted during each phase of human clinical studies.

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

General and Administrative Expenses

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

	Years Ended June 30,			% increase (decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
General and administrative expenses	$ 13,644	$ 13,789	$ 9,372	(1)%	47%

Fiscal 2007 as compared to Fiscal 2006: General and administrative expenses decreased by approximately $145,000 during the 2007 fiscal year over the prior fiscal year primarily as a result of decreased share-based compensation expense of approximately $790,000 recognized upon the vesting of option shares in the prior fiscal year. As described in cost of revenue above, the change in estimated useful life of our leasehold improvements resulted in a reduction of amortization of leasehold improvement costs charged to general and administrative expenses for the 2007 fiscal year of approximately $90,000 and the reversal of the prior year deferred rent balance resulted in a reduction to rent expense allocated to general and administrative expenses for the 2007 fiscal year of approximately $150,000. Partially offsetting all these decreases in general and administrative expenses were increases in patents and patent application costs of approximately $830,000 for the 2007 fiscal year associated with the advancement of our propriety drug development programs. The remaining increase in general and administrative expenses from the prior year was attributable to increases in compensation and benefit expenses.

Fiscal 2006 as compared to Fiscal 2005: The increase in general and administrative expenses for fiscal 2006 over fiscal 2005 was primarily related to the recording of $2.7 million of share-based compensation expense in accordance with SFAS 123(R). Patents and patent application costs increased by approximately $353,000 related to our expanding proprietary drug development programs. In addition, as described in cost of revenue above, we recorded approximately $132,000 of additional leasehold improvement amortization to general and administrative expenses during the 2006 fiscal year. The remaining increase within general and administrative expenses from the prior year was attributable to increases in compensation and benefit related expenses.

Interest Expense and Income

	Years Ended June 30,			% increase
	2007	2006	2005	2006 to 2007	2005 to 2006
Interest expense	$ 979	$ 670	$ —	46%	100%
Interest income	4,611	2,835	1,542	63%	84%

Fiscal 2007 as compared to Fiscal 2006: Interest expense increased in fiscal 2007 compared to fiscal 2006 due to increased borrowings and higher effective interest rates related to our long term borrowings.  Interest income increased in fiscal 2007 compared to fiscal 2006 primarily due to higher effective interest rates and higher average cash and investment balances.

Fiscal 2006 as compared to Fiscal 2005: The increase in interest income in fiscal 2006 compared to fiscal 2005 is due to higher investment interest rates earned on higher average cash and investment balances. We incurred interest expense associated with our long term borrowings in fiscal 2006. There were no borrowings in 2005.

Liquidity and Capital Resources

	As of June 30,
	2007	2006	2005
Cash, cash equivalents and marketable securities	$ 141,331	$ 70,100	$ 92,706
Net increase (decrease) in operating assets and liabilities, excluding cash	(4,210)	(154)	2,726
Purchases of equipment, leasehold improvements and other property	7,148	5,180	5,682

Cash flows provided by (used in):
Operating activities	(44,523)	(24,297)	(17,178)
Investing activities	(50,663)	20,612	(55,042)
Financing activities	90,288	6,823	78,150

Fiscal 2007 as compared to Fiscal 2006:  We have historically funded our operations through revenue from our collaborations and the issuance of equity securities.  As of June 30, 2007, cash, cash equivalents, and marketable securities totaled $141.3 million compared with $70.1 million at June 30, 2006.  Net cash used in operating activities for fiscal year 2007 was $44.5 million, compared to $24.3 million for fiscal 2006.  During fiscal year 2007, our net loss of $55.4 million was reduced by noncash charges of $6.7 million, primarily associated with depreciation, share-based compensation expense, and deferred rent credits.  For fiscal year 2007, our net operating assets and liabilities excluding cash decreased by $4.2 million.  This was primarily due to increases in accounts payable and accrued compensation and benefits and decreases in accounts receivable which were partially offset by decreases in advance payments from collaborators.  Accounts payable increased by $3.9 million due to increased obligations for outsourced pharmacology and clinical trial expenses, fine chemicals, and facilities improvements. Accrued compensation and benefits increased by $1.0 million, half of which was due to increased amounts reserved for fiscal year 2007 employee bonuses with the remainder due to increased vacation reserves as well as increased 401(k), deferred compensation and Employee Stock Purchase Plan payroll withholdings attributable to our larger employee base.  Advance payments from collaborators decreased by approximately $516,000 as we concluded collaboration programs with InterMune and Takeda, which accounted for a year over year decrease of $3.3 million, and we recorded $2.9 million of advance payments including $1.1 million non-cash equity stake, net of related amortization, as a result of a new collaboration agreement with VentiRx Pharmaceuticals, Inc.  Accounts receivable decreased by $1.2 million in conjunction with collaboration agreements that expired during fiscal 2007 as well as decreased receivables from sales of our Optimer building blocks.

During fiscal year 2007, we received net proceeds of $32.3 million from BioMed related to the assignment of purchase options of our Boulder and Longmont, Colorado facilities.  We invested $7.1 million in property, plant and equipment, primarily in lab equipment for drug metabolism, analytical research and development operations, process chemistry and biology, as well as in improvements to our facilities, and various computer hardware and software.   Purchases of marketable securities used $144.9 million of cash while proceeds from the sale and maturity of marketable securities provided $69.2 million of cash.  Financing activities provided $90.3 million of cash consisting of $85.2 million in net proceeds from our public common stock offering, $4.2 million of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our ESPP, and approximately $850,000 of proceeds received from the issuance of long-term debt used to finance purchases of capital equipment.

Fiscal 2006 as compared to Fiscal 2005: As of June 30, 2006, cash, cash equivalents, restricted cash and marketable securities totaled $70.1 million compared with $92.7 million at June 30, 2005. Net cash used in operating activities for fiscal year 2006 was $24.3 million, compared to $17.2 million for fiscal 2005. During fiscal year 2006, our net loss of $39.6 million was reduced by non cash charges of $15.2 million, primarily associated with depreciation and share-based compensation expense. For the fiscal year 2006, our net operating assets and liabilities, excluding cash, decreased by approximately $154,000. This was primarily due to increases in accounts payable and accrued compensation and benefits, which were slightly offset by decreases in advance payment balances from collaborators. Accounts payable increased by $2.5 million due to increased obligations for outsourced pharmacology and clinical trial related expenses, as well as laboratory equipment received in June 2006. Accrued compensation and benefits increased by $1.4 million, half of which was due to increased amounts reserved for fiscal year 2006 employee bonuses as well as $420,000 related to employee payroll withholdings for the Employee Stock Purchase Plan due to the change in purchase dates within the plan. Advance payments from collaborators decreased by $3.8 million during fiscal year 2006 due to the recognition of revenue from previously received up-front license and milestone payments, slightly offset by the receipt of new milestone payments during the fiscal year.

During fiscal year 2006, we invested $5.2 million in laboratory equipment, primarily for biology, drug metabolism and analytical research and development operations, as well as in various computer hardware and software. Purchases of marketable securities used $67.2 million of cash while proceeds from the sale and maturity of marketable securities provided $90.9 million of cash. Additionally, $2.0 million of previously restricted cash became available for use in operations. Financing activities provided $6.8 million of cash consisting of $4.2 million for proceeds received from the issuance of long term debt used to finance purchases of capital equipment and $2.7 million of cash resulting from the exercise of stock options under our stock option plan and purchases of stock under our employee stock purchase plan.

Our future capital requirements will depend on a number of factors, including the rate at which we invest in proprietary research, the growth of our clinical development capabilities, the growth or decline of our collaboration business and the amount of collaboration research funding we receive, the timing of milestone and royalty payments, if any, from our collaboration and out-licensed programs, our capital spending on new facilities and equipment, the number and size of Phase 2 or Phase 3 clinical trials we decide to run, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and the extent to which we acquire or invest in other businesses, products and technologies.

In addition, our future capital requirements may be impacted if we do not receive potential milestone or royalty payments under our existing or future collaboration agreements. Our ability to realize these payments is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

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

•                  the progress of our research and development activities;

•                  our ability to enter into agreements to out-license and co-develop our proprietary drug candidates, and the timing of those agreements in each candidate’s development stage;

•                  the number and scope of our research and development programs;

•                  the progress of our preclinical and clinical development activities;

•                  the number and scope of phase 2 and phase 3 studies we may decide to run;

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

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were primarily generated from the proceeds of our equity offerings and from our collaborations. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2007.

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$ 7,256	$ 14,738	$ 15,214	$ 32,585	$ 69,793
Purchase obligations	7,275	2,532	—	—	9,807
Debt obligations (including interest, using current rate of 6.5%)	975	16,950	—	—	17,925
Total obligations	$ 15,506	$ 34,220	$ 15,214	$ 32,585	$ 97,525

We are obligated under non-cancelable operating leases for our facilities and certain equipment leases. Original lease terms for our facilities in effect as of June 30, 2007 were ten years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment leases generally range from three to five years.

Purchase obligations totaling $9.8 million were primarily for outsourced clinical and pharmacology services, facilities improvements, laboratory equipment, chemicals and supplies.

As described more fully above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on June 22, 2006, we entered into a series of agreements involving the assignment to BioMed of options we acquired to purchase the facilities that we occupy in Boulder and Longmont, Colorado and the subsequent lease of those facilities from BioMed.  Total operating lease obligations under the Boulder Lease amount to $52.0 million over the lease term, and account for $47 million of operating lease obligations within the above table.  Total operating lease obligations under the Longmont Lease are $24.2 million over the lease term, and account for $22 million of operating lease obligations within the above table.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, and interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in United States dollars. As a result, historically and as of June 30, 2007, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. The investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investments portfolio are subject to changes in market value in response to changes in interest rates. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $141.3 million of investments classified as “cash and cash equivalents” and “marketable securities available for sale,” a theoretical 100 basis point change in interest rates and security prices would impact our net income (loss) positively or negatively by approximately $1.4 million.  Because our portfolio of marketable securities available for sale will mature in a short period of time, our exposure to changes in the fair value of these investments is not significant.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At June 30, 2007, we had $15 million of long-term debt outstanding, and the interest rate on our term loan and equipment advances was 6.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a theoretical change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

Historically, and as of June 30, 2007, we have not used derivative instruments or engaged in hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Stockholders

Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, effective July 1, 2005, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Array BioPharma Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boulder, Colorado
September 12, 2007

ARRAY BIOPHARMA INC.

BALANCE SHEETS

(In thousands, except share data)

	As of June 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$ 10,670	$ 15,568
Marketable securities	130,661	54,532
Accounts receivable, net	209	1,359
Inventories, net	1,490	1,645
Prepaid expenses and other assets	2,367	1,760
Total current assets	145,397	74,864

Equipment, leasehold improvements and other property, net	28,077	27,309

Other assets	1,500	—
Total assets	$ 174,974	$ 102,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 10,079	$ 6,212
Advance payments from collaborators	3,333	3,800
Accrued compensation and benefits	6,771	5,770
Deferred rent - current	2,728	1,563
Other current liabilities	1,657	1,511
Total current liabilities	24,568	18,856

Deferred rent - non-current	27,146	—
Long term debt	15,000	14,150
Other liabilities	557	527
Total liabilities	67,271	33,533

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 47,076,172 and 39,124,494 shares issued and outstanding at June 30, 2007 and 2006, respectively	47	39
Additional paid-in capital	296,767	202,526
Accumulated deficit	(189,096)	(133,654)
Accumulated other comprehensive loss	(15)	(271)
Total stockholders’ equity	107,703	68,640
Total liabilities and stockholders’ equity	$ 174,974	$ 102,173

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Revenue
Collaboration revenue	$ 30,106	$ 37,738	$ 34,343
License and milestone revenue	6,864	7,265	11,162
Total revenue	36,970	45,003	45,505

Operating expenses
Cost of revenue	24,936	39,611	38,048
Research and development expenses for proprietary drug discovery	57,464	33,382	22,871
General and administrative expenses	13,644	13,789	9,372
Total operating expenses	96,044	86,782	70,291

Loss from operations	(59,074)	(41,779)	(24,786)

Interest expense	(979)	(670)	—
Interest income	4,611	2,835	1,542

Net loss	$ (55,442)	$ (39,614)	$ (23,244)

Net loss per share, basic and diluted	$ (1.36)	$ (1.02)	$ (0.68)

Shares used in computing basic and diluted net loss per share	40,717	38,759	34,043

Supplemental Information

Net loss includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (“SFAS 123(R)”) of $4.8 million and $6.2 million related to employee stock options and employee stock purchases for fiscal 2007 and 2006, respectively. Fiscal 2005 expenses included $151,000 of stock compensation expense from vesting of stock options granted prior to our initial public offering of common stock in November 2000. There was no stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in fiscal 2005 because the Company had not yet adopted SFAS 123(R). Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Financial Statements for fiscal 2005 was $(30.3) million or $(0.89) per share. See Note 8 to the Financial Statements for additional information.

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

					Accumulated
			Additional		Other	Deferred
	Common Stock		Paid-In	Accumulated	Comprehensive	Stock-Based
	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Total
Balance at July 1, 2005	28,871	$ 29	$ 125,556	$ (70,796)	$ (143)	$ (151)	$ 54,495
Issuance of common stock for cash-public offering, net of offering costs of $4,725	9,200	9	66,566	—	—	—	66,575
Issuance of common stock under stock option and employee stock purchase plans	395	—	1,575	—	—	—	1,575
Share-based compensation expense	—	—	—	—	—	151	151
Net loss	—	—	—	(23,244)	—	—	(23,244)
Change in unrealized loss on marketable securities	—	—	—	—	(136)	—	(136)
Comprehensive loss							(23,380)
Balance at June 30, 2005	38,466	38	193,697	(94,040)	(279)	—	99,416
Issuance of common stock under stock option and employee stock purchase plans	658	1	2,672	—	—	—	2,673
Share-based compensation expense	—	—	6,157	—	—	—	6,157
Net loss	—	—	—	(39,614)	—	—	(39,614)
Change in unrealized loss on marketable securities	—	—	—	—	8	—	8
Comprehensive loss							(39,606)
Balance at June 30, 2006	39,124	39	202,526	(133,654)	(271)	—	68,640
Issuance of common stock for cash-public offering, net of offering costs of $5,764	7,000	7	85,236	—	—	—	85,243
Issuance of common stock under stock option and employee stock purchase plans	952	1	4,194	—	—	—	4,195
Share-based compensation expense	—	—	4,811	—	—	—	4,811
Net loss	—	—	—	(55,442)	—	—	(55,442)
Change in unrealized loss on marketable securities	—	—	—	—	256	—	256
Comprehensive loss							(55,186)
Balance at June 30, 2007	47,076	$ 47	$ 296,767	$ (189,096)	$ (15)	$ —	$ 107,703

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2007	2006	2005
Operating activities
Net loss	$(55,442)	$(39,614)	$(23,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,379	9,033	8,028
Deferred rent	(3,964)	(133)	560
Share-based compensation expense	4,811	6,157	151
Other	(517)	106	53
Changes in operating assets and liabilities:
Accounts receivable	1,150	(679)	401
Inventories	155	508	1,877
Prepaid expenses and other assets	(607)	(653)	290
Accounts payable	3,867	2,503	1,300
Advance payments from collaborators	(1,583)	(3,758)	(10,639)
Accrued compensation and benefits	1,002	1,449	3,272
Other liabilities	226	784	773
Net cash used in operating activities	(44,523)	(24,297)	(17,178)

Investing activities
Purchases of equipment, leasehold improvements and property	(7,148)	(5,180)	(5,682)
Proceeds from sales of equipment and property	—	39	105
Purchases of marketable securities	(144,940)	(67,151)	(121,689)
Proceeds from sale and maturity of marketable securities	69,150	90,925	72,950
Net proceeds from assignment of facility purchase options	32,275	—	—
Decrease (increase) in restricted cash	—	1,979	(726)
Net cash provided by (used in) investing activities	(50,663)	20,612	(55,042)

Financing activities
Proceeds from sale of common stock, net of issuance costs	85,243	—	66,575
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	4,195	2,673	1,575
Proceeds from the issuance of long term debt	850	4,150	10,000
Net cash provided by financing activities	90,288	6,823	78,150

Net increase (decrease) in cash and cash equivalents	(4,898)	3,138	5,930
Cash and cash equivalents, beginning of year	15,568	12,430	6,500
Cash and cash equivalents, end of year	$10,670	$15,568	$12,430

Supplemental disclosure of cash flow information
Cash paid for interest	$969	$599	$—

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except shares and per share data, unless otherwise noted)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. (the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat life threatening and debilitating diseases. Our proprietary drug development pipeline is primarily focused on the treatment of cancer and inflammatory disease and includes clinical candidates that are designed to regulate therapeutically important targets. In addition, leading pharmaceutical and biotechnology companies partner with us to discover and develop drug candidates across a broad range of therapeutic areas.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from these estimates.

 Cash Equivalents and Marketable Securities

Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase and may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality. Marketable securities consist of similar financial instruments with maturities of greater than three months when purchased.

At June 30, 2007 and 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider our available-for-sale investments as readily available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be more than one year beyond the current balance sheet date. Securities available-for-sale are carried at fair value, including accrued interest, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, declines in value judged to be other-than-temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method.

Equity Investment

The Company may enter into collaboration and licensing agreements in which it receives an equity interest in consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest as other long term assets, at cost. The Company monitors its investment for impairment and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near term prospects of the company whose stock the Company was issued.

In February 2007, the Company entered into a collaboration and licensing agreement in which the Company received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering. Both the technology access fee and the value of the preferred stock were recorded as advance payments from collaborators and deferred revenue, and are being recognized as revenue on a straight-line basis over the estimated one-year research term. The preferred stock value has been recorded as a long-term asset.

  Fair Value of Financial Instruments

At June 30, 2007 and 2006, the Company’s financial instruments consisted of cash, cash equivalents, marketable securities, accounts receivable, accounts payable and debt. Marketable securities recorded as available-for-sale are recorded at their estimated fair value. The carrying amounts of all other instruments approximate fair value. See Note 3 – “Investments” and Note 6 – “Debt” for related disclosure information.

  Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The decision to extend credit to a customer is a judgment we make on whether we can reasonably expect to collect from our customers, including such factors as customer credit-worthiness, past history with the customer, current customer industry trends and changes in customer payment history. We make these assessments before we extend credit and at regular intervals thereafter. If these factors do not indicate reasonable assurance of collection, revenue, if any, is deferred until collection does become reasonably assured, which is generally when the cash is received.

The Company establishes and maintains a provision for uncollectible accounts receivable based on management’s review of the aging of the receivable balances, our ongoing assessments of our customers’ current ability to pay, and current industry and market conditions for our customers. Delinquent customer accounts are written-off after management has determined the likelihood of collection is no longer probable. The Company has not experienced significant credit losses and the allowance for doubtful accounts was not significant as of June 30, 2007 or 2006. Four separate customers accounted for approximately 36%, 21%, 19% and 14% of the Company’s total accounts receivable balance as of June 30, 2006.  As of June 30, 2007, those same customers accounted for approximately, 8%, 0%, 0% and 66% of the total accounts receivable balance.

  Concentrations of Credit Risk

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

  Equipment, Leasehold Improvements and Other Property

Equipment, leasehold improvements and other property are stated at cost. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from three to seven years, and leasehold improvements are amortized on a straight-line basis over the lease term as discussed further below. Depreciation and leasehold amortization expense for these assets was $6.4 million, $9.0 million and $8.0 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

During 2002, the Company entered into a building lease for its Longmont, Colorado facility and modified an existing lease for its Boulder, Colorado facility, and in this process obtained options to extend all significant building leases up to, and beyond, 15 years. Due to the high cost to replace and the limited availability of laboratory facilities, the Company concluded that the exercise of a portion of its options to extend its lease terms to at least 15 years was reasonably assured and therefore amortized its leasehold improvements over this period of time. During the last quarter of fiscal 2005, the Company reassessed its facility requirements, and began to consider the possibility of consolidating operations in one of its existing locations, or a new location. At that time the Company was no longer reasonably assured that it would remain in its Boulder, Colorado location beyond the initial lease term, which would end in March 2008, but was reasonably assured that it would exercise its lease extensions and lease its Longmont, Colorado facility for at least 13 more years. Therefore, as of June 2005, the Company began amortizing its Boulder leasehold improvements over an accelerated period of 34 months representing the remaining initial lease term, which resulted in an additional expense of $1.6 million and approximately $141,000 for fiscal year 2006 and 2005, respectively. On June 22, 2006, the Company executed a series of agreements involving the assignment of facility purchase options that it owned and the subsequent signing of lease agreements for these same facilities over a ten-year lease term. Therefore, during the latter part of June 2006, the Company began amortizing its leasehold improvements over the new ten-year lease terms for both the Boulder and Longmont, Colorado facilities.

  Software Development Costs

The Company uses software it develops for capturing, searching and presenting data. The Company capitalizes direct, payroll-related software development costs for time incurred during the software development stage where the computer software project is intended to create a new system or add identifiable functionality to an existing system. All other costs, including time incurred for preliminary project planning, training, implementation or ongoing maintenance, are expensed in the period incurred. Total capitalized costs were approximately $284,000, $223,000 and $506,000 for fiscal years 2007, 2006, and 2005, respectively, and are being amortized on a straight-line basis over a period of three years. Software amortization expense was approximately $369,000, $774,000 and $1.1 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

  Impairment of Long-Lived Assets

The carrying value for long-lived assets with finite lives is reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairments of long-lived assets during the fiscal years ended June 30, 2007, 2006 and 2005.

  Deferred Rent

During July and August 2006, the Company terminated its existing facility leases and executed new lease agreements with a different landlord. Accordingly, the entire June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the assignment of facility purchase options as described in Note 10, “Commitments - Operating Leases and Purchase Obligations”, the Company received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of the new facilities leases. The current facilities leases provide for annual rent increases, and the Company recognizes the average annual rent expense over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reflected on the Company’s balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to the Company’s rent expense over the next twelve-month period.

  Bonus Program

The Company has implemented a cash performance-based bonus program that covers substantially all employees. The size of the bonus pool is determined based on the achievement of Company-wide goals and other performance measures approved by the Compensation Committee and the Board of Directors, and individual bonuses are awarded based on pre-determined target bonus percentages for each employee level. Bonus accruals are estimated throughout the fiscal year based on the probability of achieving the Company goals. The Company reviews the actual progress made towards these goals under the bonus programs and adjusts the accrual accordingly at each fiscal quarter end. Accrued compensation and benefits includes a liability for cash bonuses of $3.9 million, $3.4 million and $2.7 million at June 30, 2007, 2006, and 2005, respectively.

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

  Cost of Revenue

The Company’s out-licensing and collaboration agreements provide for research funding based on the number of full-time equivalent scientists performing research on a program. The Company does not bear any risk of failure for performing these activities and the payments are not contingent based on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred as cost of revenue.

 Shipping and Handling Costs

Amounts billed to customers for shipping and handling are reported within collaboration revenue. Costs incurred for shipping and handling of products to customers are included in cost of revenue.

 Research and Development Costs

Research and development costs are expensed as incurred, and consist of direct and indirect internal costs related to specific projects, as well as fees paid to other entities that conduct research activities on our behalf. Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (CROs) or directly with the sites. These CROs and sites bill on a monthly basis, or based upon milestone achievement. We accrue expenses for preclinical studies performed by our vendors based on estimated percentage of completion over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by others based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and the duration for which they will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and sites, and review of contractual terms.

Income Taxes

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109 Accounting for Income Taxes (SFAS 109). We recognize the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year that the differences are expected to effect current taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence including historical taxable income, the expected reversal of temporary differences, and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized. See also Note 2 – “Recently Issued Accounting Pronouncement”.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or purchases under our Employee Stock Purchase Plan (ESPP). The treasury stock method is used to calculate the dilutive effect of options and ESPP shares. Potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive. As a result of the Company’s net losses for the fiscal years ended June 30, 2007, 2006 and 2005, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of “in-the-money” common stock equivalents excluded from the diluted loss per share calculations was 6,531,344 shares, 1,486,695 shares and 1,701,239 shares for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

Accounting for Share-Based Compensation

Effective July 1, 2005, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted the provisions of SAB 107 in its adoption of SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) is recognized as compensation expense over the option-vesting period. In addition, the Company’s Employee Stock Purchase Plan (the “ESPP”) is considered to be a compensatory plan under SFAS 123(R) as purchases are made at a discount to the market price of the Company’s common stock as reported on the first or last day of each offering period (whichever is lower). Compensation expense is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires prospective application of the accounting standard as of July 1, 2005, the first day of the Company’s fiscal year. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to July 1, 2005, share-based employee compensation expense was not recognized in the Company’s financial statements because the exercise prices of all awarded stock option grants were either equal to or greater than the market value of the underlying common stock on the grant date.

As permitted by SFAS 123, the Company reported pro forma disclosures presenting results and loss per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to the Financial Statements. SFAS 123(R) requires an estimate of pre-vesting forfeitures at the time of grant, with subsequent revisions as actual vesting becomes known, so that expense recognized reflects an estimate of the fair value of stock option awards that will ultimately vest. As a result, stock-based compensation expense recognized in the Statements of Operations has been reduced by expected forfeitures. In preparing the Company’s pro forma disclosures provided under SFAS 123 for periods prior to the adoption of SFAS 123(R), among other computational differences, the Company accounted for pre-vesting forfeitures as they occurred. Because of these differences, the stock-based compensation expense recognized in the

Company’s Statements of Operations under FAS 123(R), and the pro forma stock-based compensation expense disclosed under SFAS 123 are not directly comparable.  In accordance with the modified prospective transition method of SFAS 123(R), results for prior comparative periods have not been restated.

See Note 8 – “Stock Compensation Plans” for additional details regarding the impacts of the Company’s stock based compensation plan on the Company’s financial statements.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss), and unrealized gains and losses on investments in available-for-sale marketable securities. The Company had no other sources of comprehensive income (loss) for the fiscal years ended June 30, 2007, 2006 and 2005.

2.  Recently Issued Accounting Pronouncement

Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of June 30, 2007 we have federal and state net operating loss and credit carryforwards of approximately $138 million that may be subject to annual limitation under the Internal Revenue Code and similar state provisions, due to certain substantial changes in ownership. The annual limitation may result in the expiration of net loss and credit carryforwards before utilization. As of June 30, 2007, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent on future taxable earnings. We are currently evaluating the effects, if any, on our results of operations and financial condition. Because our deferred tax assets are fully offset by a valuation allowance, we do not believe the adoption of FIN 48 will have a material effect on our statements of operations or cash flows.

3.  Investments

The Company’s investments include U.S. federal government obligations and domestic public corporate debt securities, primarily auction rate securities. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company has investments in marketable securities, all of which were classified as available-for-sale at June 30, 2007 and 2006 as follows:

Balances as of June 30, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Government securities	$12,520	$—	$(15)	$12,505
Corporate debt securities	118,156	—	—	118,156

Total Investments	$130,676	$—	$(15)	$130,661

Balances as of June 30, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Government securities	$37,274	$—	$(271)	$37,003
Corporate debt securities	17,529	—	—	17,529

Total Investments	$54,803	$—	$(271)	$54,532

The following table summarizes the fair value and gross unrealized losses on our investments in marketable securities with unrealized losses, aggregated by the type of investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2007 and 2006:

	Less than 12 Months		12 Months or Greater		Total
Balances as of June 30, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government securities	$—	$—	$10,384	$(15)	$10,384	$(15)

	Less than 12 Months		12 Months or Greater		Total
Balances as of June 30, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government securities	$14,744	$(138)	$21,867	$(133)	$36,611	$(271)

As of June 30, 2007 and 2006, all of the Company’s investments were marketable securities classified as short term, available for sale securities, and are reported at their fair values, including accrued interest, based upon quoted market prices as of the reporting date. If these investments are sold at a loss or experience a decline in value that is not temporary, the loss is recognized in the statement of operations for that period. Unrealized gains or losses that are considered temporary in nature are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of the related tax effect. Subsequent recoveries in the fair value, if any, are not recognized in the statement of operations, but as a component of accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net. During fiscal 2007, 2006 and 2005, the Company did not incur significant realized gains or losses on disposals of marketable securities. The unrealized loss balances on U.S. Government securities resulted primarily from interest rate increases. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other than temporarily impaired at June 30, 2007.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of 5% of the total portfolio, other than U.S. Government or Agencies securities, which do not have limitations. All of the Company’s securities must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poors. Investments may not have maturities in excess of two years, and the average portfolio maturity is maintained at one year or less.

4.  Inventories

Inventories are valued at the lower of cost or market, with cost computed using standard costs that approximate average purchase costs. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following:

	As of June 30,
	2007	2006
Fine chemicals	$1,600	$1,857
Optimer building blocks	1,921	2,009
Total inventories at cost	3,521	3,866
Less reserves	(2,031)	(2,221)
Total inventories, net	$1,490	$1,645

5.  Equipment, Leasehold Improvements and Other Property, Net

Equipment, leasehold improvements and other property are recorded at cost and depreciated over their estimated useful lives using the straight-line method, and consisted of the following:

		As of June 30,
	Estimated useful life	2007	2006
Laboratory equipment	5 years	$35,191	$32,363
Computer hardware and software	3 years	8,314	7,850
Furniture and fixtures	7 years	1,877	1,626
Leasehold improvements	Shorter of lease or 10 years	27,003	23,979
Equipment and computer software in progress	3 to 5 years	579	321
		72,964	66,139
Less accumulated depreciation and amortization		(44,887)	(38,830)
		$28,077	$27,309

Depreciation and amortization expense was $6.4 million, $9.0 million and $8.0 million for the years ended June 30, 2007, 2006, and 2005, respectively.

6.  Debt

Our debt consists of the following:

	As of June 30,
	2007	2006
Term loan	$10,000	$10,000
Equipment line of credit	5,000	4,150
Revolving line of credit	—	—
Total	$15,000	$14,150

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Comerica” or “Bank”) dated June 28, 2005, as amended on July 7, 2006. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 6.5% per annum and a maturity date of June 28, 2010. Up to $5 million in equipment advances were available to the Company through December 28, 2006 to finance the purchase of equipment, capitalized software and tenant improvements. As of June 30, 2007, the Company has received $5.0 million of equipment advances, which currently have an interest rate of 6.5% per annum and a maturity date of June 28, 2010. A revolving line of credit in the amount of $6.75 million supports outstanding standby letters of credit that have been issued in relation to the Company’s facilities leases. These standby letters of credit expire on August 31, 2016.

The outstanding balances under the term loan, the equipment advances and the revolving line of credit bear interest on a monthly basis at one of the following interest rates elected by the Company from time to time:

•                  A rate equal to 1.75% below the Prime “Base Rate” as quoted by the Bank from time to time; or

•                  A rate equal to 1.00% above the Bank’s LIBOR rate, which would remain in effect during the relevant LIBOR period; or

•                  A rate equal to 1.25% above the Bank’s Cost of Funds rate, which would remain in effect during the relevant Cost of Funds period.

Should the Company maintain less than $10 million at the Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than shown above.  Interest is payable monthly on the outstanding borrowings.

If the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $40 million, between $30 million and $25 million, or below $25 million, the minimum required balance maintained at the Bank is $2 million, $8.5 million and $17 million, respectively. If the Company’s total cash, cash equivalents and marketable securities, including those invested at the Bank, falls below $20 million, the loans become due.

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

7. Common Stock and Stockholder Rights Plan

In May 2007 we completed a public offering of seven million shares of our common stock under an effective registration statement, at a price to the public of $13.00 per share, for gross proceeds of $91 million. We received approximately $85.2 million in net proceeds after deducting underwriting fees of $5.5 million and offering expenses of approximately $300,000.

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

Other Changes

Issuances of common stock, and the associated tax benefit (if any) related to stock options exercised by employees, are recorded as an increase to common stock and additional paid-in capital. Share-based compensation expense under FAS 123(R) is charged to additional paid-in capital as incurred. The difference between actual tax deductions available to the Company and the estimated tax deductions recorded upon issuance of the employee stock options is credited to additional paid-in capital when recognized. The Company did not recognize any tax effects related to employee stock options during the fiscal years ended June 30, 2007, 2006 and 2005. See Note 9 – “Income Taxes” for additional information.

Reserved Shares

At June 30, 2007, common stock reserved for future issuance is as follows:

Outstanding common stock options	7,815,951
Common stock authorized for grant under our stock option plan, subject to total authorized share capital	5,987,409
Common stock available for grant under the Employee Stock Purchase Plan	353,784
14,157,144

The Board of Directors has approved an amendment to increase the number of shares of Common Stock Array is authorized to issue from 60,000,000 to 120,000,000, subject to stockholder approval at the annual meeting of stockholders expected to be held on November 1, 2007.

8.  Stock Compensation Plans

Stock Option Plan

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Option Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering, the Option Plan became effective and no additional grants were made under the 1998 Plan. A total of 14.6 million shares of common stock have been reserved for issuance under the Option Plan to eligible employees, consultants and directors of the Company. In addition, the Option Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between: (i) 25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis and (ii) the number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date. As of June 30, 2007, there were 5,987,409 million shares authorized for future issuance under the Plan, subject to shareholder approval.

The Option Plan provides for awards of both non statutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, the number of shares, vesting exercise price and term of each option grant. Generally, our options have a four-year vesting term, an exercise price equal to the market value of the underlying shares at the grant date and a ten-year life from the date of grant (a five-year life for incentive stock options granted to holders of more than 10% of the Company’s stock).

We have entered into employment agreements with our executive officers. Under these agreements, if a participating executive’s employment is terminated without cause or upon a change in control, then the executive is entitled to accelerated vesting of unvested stock options as provided in his agreement.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”), as amended, was adopted effective upon the closing of our initial public offering in November 2000.  The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each offering period. Effective each January 1, a new 12-month offering period begins ending on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31.

As of June 30, 2007, we had authorized a total of 1.65 million shares for issuance under the ESPP, and we had 353,784 shares available for grant. Compensation expense related to our ESPP was $0.4 million for the fiscal year ended June 30, 2007. We issued 146,191, 108,588 and 179,905 shares of common stock during the fiscal years ended June 30, 2007, 2006 and 2005 pursuant to the ESPP at an average price per share of $6.04, $5.38 and $5.78, respectively.

Expense Information under SFAS 123(R)

Stock-based compensation expense recognized under SFAS 123(R) was $4.8 million ($0.12 per share) and $6.2 million ($0.16 per share) for the fiscal years ended June 30, 2007 and 2006, respectively, substantially all of which was related to stock options. The Company did not recognize a tax benefit from share-based compensation expense because the Company concluded that it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the fiscal years ended June 30, 2007 and 2006 and its allocation within the statements of operations:

	Years Ended June 30,
	2007	2006
Cost of revenue	$1,127	$2,089
Research and development	1,748	1,341
General and administrative	1,936	2,727
Total	$4,811	$6,157

The Black-Scholes option pricing model was used to estimate the option fair values. Beginning in fiscal year 2006, the Company estimated the expected option term (the amount of time from the grant date until the options are exercised or expire) using the “simplified” method as outlined in SAB 107.  This method establishes an estimate of the expected term as the mid-point between the vesting term and the maximum contractual term of the option. During the fourth quarter of 2006, the Company conducted a detailed evaluation of historical unexercised employee stock options, resulting in an estimated stock option life that was directly comparable to that calculated under the simplified method described above. Expected volatility was estimated based upon historical volatility generally beginning with the date of the Company’s initial public offering in November 2000 through the last day of the applicable reporting periods.  As required by SFAS 123(R), stock-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures were estimated using actual historical forfeiture experience. The fair value of employee share-based payment awards was estimated using the following assumptions and weighted average fair values:

	2007	2006	2005
Weighted average grant-date fair value	$7.42	$4.71	$4.92
Risk-free interest rate(1)	4.68%	4.56%	3.70%
Dividend yield	0%	0%	0%
Volatility(2)	69.0%	77.7%	75.5%
Expected option term in years	6 1/4	6 1/3	5

(1)	Risk-free interest rates used ranged from 4.6% - 4.7%, 4.2% - 5.0% and was 3.7% for the fiscal years ending June 30, 2007, 2006 and 2005, respectively.

(2)	Volatility used ranged from 66.6% - 72.7%, 74.0% - 77.9% and was 75.5% for the fiscal years ending June 30, 2007, 2006 and 2005, respectively.

SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 9 – “Income Taxes”, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the Statements of Cash Flows for the fiscal years ended June 30, 2007 and 2006.

General Share-Based Award Information

The following summarizes stock option activity under the Option Plan:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2004	6,278,837	$6.19
Granted	773,884	7.72
Exercised	(214,920)	2.49
Forfeited or expired	(203,260)	7.20
Outstanding Balance, June 30, 2005	6,634,541	6.46
Granted	1,936,100	6.58
Exercised	(572,995)	3.89
Forfeited or expired	(402,154)	7.40
Outstanding Balance, June 30, 2006	7,595,492	6.63
Granted	1,276,890	11.18
Exercised	(805,487)	4.11
Forfeited or expired	(250,944)	9.37
Outstanding Balance, June 30, 2007	7,815,951	7.54

Exercisable shares as of June 30, 2007	4,828,253	$7.05

The total pre-tax intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the year ended June 30, 2007 was $6,068,100. The following table summarizes significant ranges for options outstanding and currently exercisable as of June 30, 2007:

	Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per share	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted- Average Exercise Price per share	Aggregate Intrinsic Value
$0.24 - 0.60	734,763	2.5	$0.53	$8,185,260	734,763	$0.53	$8,185,260
2.44 - 4.08	586,817	5.5	3.27	4,929,263	426,453	3.27	3,582,205
4.46 - 5.69	74,000	5.6	4.99	494,320	66,250	4.95	445,200
5.75 - 7.10	1,910,710	7.9	6.53	9,821,049	588,097	6.53	3,022,819
7.18 - 8.48	1,482,709	6.7	8.16	5,204,309	874,663	8.17	3,061,321
8.60 - 9.84	1,644,751	5.1	9.02	4,358,590	1,510,176	9.05	3,956,661
10.07 - 11.29	461,000	4.6	10.86	373,410	460,650	10.86	373,127
11.67 - 12.82	695,201	9.7	12.57	—	27,001	12.36	—
12.92 - 14.28	226,000	6.4	13.68	—	140,200	13.74	—
	7,815,951	6.3	$7.54	$33,366,201	4,828,253	$7.05	$22,626,593

We had 4,541,392 and 3,984,802 outstanding options exercisable at an aggregate average exercise price of $6.63 and $5.96 per share as of June 30, 2006 and 2005, respectively. Shares authorized for grant under the Plan as of June 30, 2007 were 5,987,409, subject to shareholder approval.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s closing stock price of $11.67 as of June 29, 2007, the last trading day of the fiscal year, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options exercisable as of June 30, 2007 was 4,661,052.

As of June 30, 2007, $12.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.8 years. Cash received from stock options exercised and purchases under the ESPP plan during the year ended June 30, 2007 was approximately $4.2 million.

Pro Forma SFAS 123 Information

For the fiscal year ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. All options granted during the year ended June 30, 2005 had exercise prices equal to the closing market price of the underlying common stock on the grant date. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, our net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

Year Ended June 30,
2005
Net loss - as reported	$(23,244)
Add: Stock-based compensation expense - as reported	151
Less: Stock-based employee compensation expense determined under fair value method for all options granted	(7,222)
Net loss - pro forma	$(30,315)

Net loss per share:
Net loss per share - basic and diluted - as reported	$(0.68)
Net loss per share - basic and diluted - pro forma	$(0.89)

Number of shares used to compute per share data	34,043

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the prior fiscal year ended June 30, 2005 SFAS 123 and the stock compensation expense recognized during the fiscal years ended June 30, 2007 and 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior year comparative results have not been restated.

Deferred Stock-Based Compensation

The Company had deferred stock-based compensation balances related to certain stock options granted to employees prior to the Company’s initial public offering in November 2000. Stock compensation expense related to these options was recognized on a straight-line basis over the vesting periods of these options, which was generally four years, except for those options containing performance-based vesting provisions. During the fiscal year ended June 30, 2005 the Company recorded approximately $151,000 of stock compensation expense pursuant to APB 25 associated with the final amortization of deferred stock compensation related to these options.

Fair Value Estimates

The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the awards, estimates of the expected option term including actual and projected employee stock option exercise behaviors and estimates of pre-vesting forfeitures. Because changes in any of these assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

9. Income Taxes

The Company has incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We have no recorded income tax provision or benefit for the fiscal years ending June 30, 2007, 2006 and 2005.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Years Ended June 30,
	2007	2006	2005
U.S. federal income tax expense (benefit) at statutory rate	34.0%	34.0%	34.0%
Available research and experimentation tax credits	4.5%	4.0%	5.1%
Stock-based compensation	0.0%	(5.3)%	0.0%
Effect of other permanent differences	(0.9)%	0.6%	0.1%
State income taxes, net of federal taxes	3.0%	2.6%	3.1%
Valuation allowance	(40.6)%	(35.9)%	(42.3)%
Total	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$47,018	$29,543
Research and experimentation credit carryforwards	7,992	5,518
Deferred revenue	29	394
Deferred rent	11,088	12,562
Inventory reserve	753	823
Accrued benefits	1,960	1,729
Depreciation of equipment, leasehold improvements and other property	1,580	985
Other	1,357	41
Total deferred tax assets	71,777	51,595
Valuation allowance	(71,777)	(51,595)
Net deferred tax assets	$—	$—

Based upon the level of historical taxable loss and projections of future taxable loss over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and accordingly has established a full valuation allowance as of June 30, 2007 and 2006. The Company recorded valuation allowances of $71.8 million and $51.6 million as of June 30, 2007 and 2006, respectively, to fully reserve deferred tax assets as the realization criteria have not been met. Realization is dependent on upon future earnings, if any, the timing and amount of which are uncertain. In the future, should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations, except as noted herein. Excess tax benefits from employee stock option exercises are included in the deferred tax asset balances at June 30, 2007 as a component of the Company’s net operating loss carryforwards.  The entire balance is offset by a valuation allowance.  As a result of SFAS 123(R), the deferred tax asset balances at June 30, 2007 do not include excess tax benefits from stock option exercises of approximately $4.2 million.  Equity will be increased if and when such excess tax benefits are ultimately realized.

For tax purposes, in fiscal year 2006, the Company recognized approximately $32 million as a taxable gain and created a deferred tax asset from the facilities purchase options that it assigned to a third-party. See Note 10 — “Commitments - Operating Leases and Purchase Obligations” for a further description of these transactions.

At June 30, 2007, the Company has available net operating loss carryforwards of approximately $138 million, which expire in the years 2018 through 2027, and federal research and experimentation credit carryforwards of $8 million, which expire in the years 2019 through 2027.

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

10.  Commitments - Operating Leases and Purchase Obligations

The Company leases facilities and equipment under various non-cancelable operating leases that expire through 2016. In addition to minimum lease payments, the Company is contractually obligated under certain of its lease agreements to pay certain operating expenses during the term of the leases, such as maintenance, taxes and insurance. As of June 30, 2007, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2008	$7,256
2009	7,311
2010	7,427
2011	7,535
2012	7,679
Thereafter	32,585
Total minimum lease payments	$69,793

Rent expense under these agreements, net of deferred credits, was $3.2 million, $4.7 million and $5.6 million for the years ended June 30, 2007, 2006, and 2005, respectively. Deferred rent credits recognized for the years ended June 30, 2007 and 2006 were approximately $4.0 million and $353,000, respectively, while deferred rent charges were approximately $515,000 for the year ended June 30, 2005.

Assignment and Facility Lease Agreements

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

As part of the transaction, the Company entered into an Option Agreement on June 22, 2006 pursuant to which it acquired an option to purchase the Boulder facility. Pursuant to the Assignment Agreement, the Company assigned this option to purchase the Boulder facility as well as the right to purchase the Longmont facility which was exercised on June 22, 2006. The Company also entered into an Absolute Triple Net Lease dated June 22, 2006 that has a term of 10 years commencing April 1, 2008 but only if the purchase of the Boulder facility by BioMed failed to consummate.

On July 7, 2006, BioMed purchased the Boulder facility and the Company’s obligation under the Absolute Triple Net Lease terminated along with its obligation under an existing Sublease for the Boulder facility. On July 7, 2006, the Company entered into a 10-year lease agreement with BioMed for the Boulder facility with total obligations under the lease amounting to $52.0 million over the lease term.

On August 9, 2006, BioMed purchased the Longmont facility and the Company’s obligation under its existing lease agreement dated February 28, 2000, as amended, for the Longmont facility terminated. On August 9, 2006 the Company entered into a 10-year lease agreement with BioMed for the Longmont facility with total obligations under the lease amounting to $24.2 million over the lease term.

At June 30, 2007, the Company had outstanding purchase obligations totaling $9.8 million, primarily for outsourced pharmacology services, laboratory equipment, chemicals and supplies.

11.  Customer and Geographic Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of the Company’s equipment, leasehold improvements and other fixed assets is within the United States. The following table details revenue from customers by geographic area based on the country in which collaborators are located or the ship-to destination for compounds.

	Years Ended June 30,
	2007	2006	2005
North America	$25,693	$30,969	$29,162
Europe	5,365	7,653	12,681
Japan and Asia-Pacific	5,912	6,381	3,662
Total revenue	$36,970	$45,003	$45,505

Approximately 93%, 93% and 97% of the revenue generated from sales to Europe during the years ended June 30, 2007, 2006, and 2005, respectively, is related to the Company’s collaboration and licensing agreement with AstraZeneca PLC, located in Sweden. The decline in revenue associated with the AstraZeneca agreement is due to the expiration of the research funded portion of the collaboration during fiscal 2006.  Revenue recognized from this agreement during fiscal 2007 was due to the recognition of two milestone payments totaling $5.0 million for advancing ARRY-886 into Phase 2 clinical trials and the advancement of ARRY-704 into Phase 1 clinical trials.  For the years ended June 30, 2007 and June 30, 2006, revenue from Japanese collaborations exceeded 10% of the Company’s revenue. No other individual international country exceeded 10% of the Company’s revenue for the periods presented.

During fiscal year 2007, revenue from Genentech, InterMune, AstraZeneca and Ono accounted for 42%, 21%, 14% and 13%, respectively, of the Company’s total revenue. During fiscal year 2006, revenue from Genentech, InterMune and AstraZeneca, accounted for 35%, 24% and 16%, respectively, of the Company’s total revenue. During fiscal year 2005 these same three collaborators accounted for 28%, 10% and 27%, respectively, of the Company’s total revenue.

12. Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. The Company matches up to 4% of employee contributions on a discretionary basis as determined by the Company’s Board of Directors. During fiscal year 2007, 2006, and 2005, the Company paid matching contributions of approximately $1.0 million, $932,000 and $780,000, respectively. Company contributions are fully vested after four years of employment.

13.  Selected Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for fiscal years 2007 and 2006.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year ended June 30, 2007
Total revenue	$11,026	$7,558	$10,380	$8,006
Research and development	10,853	14,785	15,738	16,088
Total operating expenses	20,089	24,286	25,172	26,497
Net loss	(8,231)	(15,872)	(14,089)	(17,250)

Net loss per share - basic and diluted (1)	(0.21)	(0.40)	(0.35)	(0.40)

Fiscal year ended June 30, 2006
Total revenue	$11,242	$11,940	$11,697	$10,124
Research and development	8,625	7,802	7,724	9,231
Total operating expenses	21,469	21,194	21,400	22,719
Net loss	(9,672)	(8,711)	(9,187)	(12,044)

Net loss per share - basic and diluted (1)	(0.25)	(0.23)	(0.24)	(0.30)

(1) Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the full fiscal year.

14.  Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions (Reductions) Charged to Operations	Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year Ended:
June 30, 2007	$10	$—	$—	$10
June 30, 2006	57	(47)	—	10
June 30, 2005	55	2	—	57

Inventory obsolescence reserve
Year Ended:
June 30, 2007	$2,221	$368	$(558)	$2,031
June 30, 2006	2,917	551	(1,247)	2,221
June 30, 2005	6,628	717	(4,428)	2,917

Valuation allowance for deferred tax assets
Year Ended:
June 30, 2007	$51,595	$20,182	$—	$71,777
June 30, 2006	37,133	14,462	—	51,595
June 30, 2005	27,002	10,131	—	37,133

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of June 30, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007, as stated in their report, which appears at the end of Item 9B of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Array BioPharma Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Array BioPharma Inc. (the Company) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Array BioPharma Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period  ended June 30, 2007, and our report dated September 12, 2007 expressed an unqualified opinion on those financial statements.

	/s/	KPMG LLP
Boulder, Colorado
September 12, 2007

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions “Proposal 1-Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2007.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Principal Stockholders” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2007 about the shares of common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, which include the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan and the Array BioPharma Inc. Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- Average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by stockholders:
Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan (1)	7,815,951	$7.54	5,987,409
Array BioPharma Inc. Employee Stock Purchase Plan	—	—	353,784
Equity compensation plans not approved by stockholders	—	—	—
Total	7,815,951	$7.54	6,341,193

(1)          The shares available for issuance under the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan (the “Plan”) is increased automatically by an amount equal to the difference between (a) 25% of our issued and outstanding shares of capital stock (on a fully diluted, as converted basis), and (b) the sum of the shares relating to outstanding option grants plus the shares available for future grants under the Plan. The Board of Directors has approved an amendment to increase the number of shares of Common Stock Array is authorized to issue from 60,000,000 to 120,000,000, subject to stockholder approval at the annual meeting of stockholders expected to be held on November 1, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Transactions” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Fees Billed by the Principal Accountant” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 1, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                   The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements. The following financial statements of Array BioPharma Inc. and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of June 30, 2007 and 2006
Statements of Operations for the fiscal years ended June 30, 2007, 2006 and 2005
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 30, 2007, 2006 and 2005
Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005
Notes to Financial Statements

2. Financial Statement Schedule. Schedules have been omitted as the required information is either not required, not applicable, or otherwise included in the Financial Statements and notes thereto in Item 8 above.

3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Form 10-K.

(b)                  Exhibits. See Item 15(a)(3) above.

(c)      Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
Dated: September 12, 2007

By: /s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

SIGNATURE	TITLE

/s/ ROBERT E. CONWAY	Chief Executive Officer and	September 12, 2007
Director (Principal Executive
Robert E. Conway	Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of	September 12, 2007
Directors
Kyle A. Lefkoff

/s/ R. MICHAEL CARRUTHERS	Chief Financial Officer	September 12, 2007
(Principal Financial and
R. Michael Carruthers	Accounting Officer)

/s/ FRANCIS J. BULLOCK	Director	September 12, 2007

Francis J. Bullock, Ph.D.

/s/ MARVIN H. CARUTHERS	Director	September 12, 2007

Marvin H. Caruthers, Ph.D.

/s/ KEVIN KOCH	Director	September 12, 2007

Kevin Koch, Ph.D.

/s/ DAVID L. SNITMAN	Director	September 12, 2007

David L. Snitman, Ph.D.

/s/ GIL J. VAN LUNSEN	Director	September 12, 2007

Gil J. Van Lunsen

/s/ DOUGLAS E. WILLIAMS	Director	September 12, 2007

Douglas E. Williams, Ph.D.

/s/ JOHN L. ZABRISKIE	Director	September 12, 2007

John L. Zabriskie, Ph.D.

EXHIBIT INDEX

Exhibit
No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(1)	Amended and Restated Bylaws of Array BioPharma Inc.
3.3	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
10.1	(1)	1998 Stock Option Plan effective July 1, 1998, as amended*
10.2	(7)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*

10.3	(18)	Form of Incentive Stock Option Agreement, as amended*
10.4	(18)	Form of Nonqualified Stock Option Agreement, as amended*
10.5	(7)	Array BioPharma Inc. Employee Stock Purchase Plan, as amended*
10.6	(9)	Amendment to Array BioPharma Inc. Employee Stock Purchase Plan*
10.7	(17)	Amendment dated December 9, 2005 to the Array BioPharma Inc. Employee Stock Purchase Plan*
10.8	(12)	Amendment to the Array BioPharma Inc. Employee Stock Purchase Plan, as amended and restated September 12, 2002 and as amended on April 29, 2004.*
10.9	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.10	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.11	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.12	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.13	(14)	Employment Agreement by and between Registrant and Robert E. Conway dated March 1, 2006*
10.14	(6)	Form of Employment Agreement dated September 1, 2002 by and between Registrant and each of David L. Snitman, Kevin Koch and R. Michael Carruthers. *
10.15	(5)	Employment Agreement effective as of March 2002 between Registrant and John Moore*
10.16	(16)	Employment Agreement effective as of May 14, 2007 between the Registrant and John Yates*
10.17	(13)	Description of performance bonus program*
10.18	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.19	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.20	(2)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.21	(1)	Diversity Library Screening Agreement between Registrant and Tularik Inc. dated June 10, 1999, as amended
10.22	(4)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001
10.23	(3)	Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001
10.24	(8)	Collaboration and License Agreement by and between Registrant and AstraZeneca AB, dated December 18, 2003
10.25	(8)	Collaboration and License Agreement by and between Registrant and Genentech, Inc., dated December 22, 2003
10.26	(12)	Amendment No. 2, dated October 1, 2005, to the Collaboration and License Agreement by and between Registrant and Genentech, Inc.
10.27	(10)	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. dated December 20, 2004*
10.28	(12)	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. *
10.29	(11)

Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002 along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005

10.30	(18)	Amendment No. 6 dated February 3, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002
10.31	(18)	Amendment No. 7 dated June 28, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002

Exhibit
No.		Description
10.32	(12)	Drug Discovery Agreement by and between Registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005.
10.33	(11)	Loan and Security agreement by and between Registrant and Comerica Bank dated June 28, 2005
10.34	(12)	First Amendment to Loan and Security agreement by and between Registrant and Comerica Bank dated December 19, 2005.
10.35	(15)	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank dated July 7, 2006
10.36	(18)	Option Agreement dated June 22, 2006 by and between Registrant, as Optionee, and 3200 Walnut LL, LLC
10.37	(18)	Assignment of Boulder Option Agreement dated June 22, 2006 by and between Registrant, as Assignor, and BioMed Realty, L.P.
10.38	(18)	Assignment Agreement dated June 22, 2006 by and between Registrant, as Assignor, and BioMed Realty, L.P.
10.39	(15)	Facilities Lease and Assignment dated July 7, 2006 between the Registrant and BioMed Realty L.P.

10.40	(15)	Facilities Lease and Assignment dated August 9, 2006 between the Registrant and BioMed Realty L.P
10.41	(15)	Exercise of Option to Extend Funding of Research FTEs dated August 31, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002
10.42	(15)	Agreement of Purchase and Sale agreement between Registrant, as Purchaser, and Circle Capital Longmont LLC, as Seller, dated August 9, 2006
10.43	(15)	Assignment of Longmont Purchase Agreement between Registrant, as Assignor, BMR-Trade Centre Avenue LLC. as Assignee and Circle Capital Longmont LLC, as Seller, dated August 9, 2006

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0		Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)          Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 000-31979)

(10)    Incorporated herein by reference to the Current Report on Form 8-K as of December 20, 2004 (File No. 000-31979)

(11)    Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (File No. 000-31979)

(12)    Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (File No. 000-31979)

(13)    Incorporated herein by reference to the Current Report on Form 8-K as of  November 2, 2006 (File No. 000-31979)

(14)    Incorporated herein by reference to the Current Report on Form 8-K as of March 1, 2006 (File No. 000-31979)

(15)    Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 000-31979)

(16)    Incorporated herein by reference to the Current Report on Form 8-K as of May 15, 2007 (File No. 000-31979)

(17)    Incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A dated October 5, 2006, with respect to the annual meeting of stockholders held on November 2, 2006

(18)    Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File No. 000-31979)

* Management contract or compensatory plan.

**Confidential treatment of redacted portions has been applied for.