Form 10-Q
period 2007-09-30
ARRAY BIOPHARMA INC
filed 2007-11-06
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐ No ☒

As of September 30, 2007, the registrant had 47,150,943 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I

Item 1. Financial Statements

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$118,604	$10,670
Marketable securities	49,562	130,661
Accounts receivable, net	163	209
Inventories, net	1,443	1,490
Prepaid expenses and other	2,621	2,367
Total current assets	172,393	145,397

Equipment, leasehold improvements and other property, net	28,386	28,077
Long term investment	1,500	1,500
Total assets	$202,279	$174,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,834	$6,398
Advance payments from collaborators and deferred revenue	11,587	3,333
Accrued preclinical studies and clinical trials	4,103	3,681
Accrued compensation and benefits	8,439	6,771
Deferred rent	2,762	2,728
Other current liabilities	2,371	1,657
Total current liabilities	35,096	24,568

Advance payments from collaborators and deferred revenue - long term	34,553	29
Deferred rent - long term	26,432	27,146
Long term debt	15,000	15,000
Other long-term liabilities	706	528
Total liabilities	111,787	67,271

Stockholders’ equity
Preferred stock	—	—
Common stock	47	47
Additional paid-in capital	298,595	296,767
Accumulated other comprehensive loss	—	(15)
Accumulated deficit	(208,150)	(189,096)
Total stockholders’ equity	90,492	107,703
Total liabilities and stockholders’ equity	$202,279	$174,974

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006

Revenue
Collaboration revenue	$5,621	$7,989
License and milestone revenue	972	3,037
Total revenue	6,593	11,026

Operating expenses
Cost of revenue	5,313	6,267
Research and development for proprietary drug discovery	17,619	10,853
General and administrative expenses	4,377	2,969
Total operating expenses	27,309	20,089

Loss from operations	(20,716)	(9,063)

Interest income	1,907	1,072
Interest expense	(245)	(240)
Net loss	$(19,054)	$(8,231)

Basic and diluted net loss per share	$(0.40)	$(0.21)

Number of shares used to compute per share data	47,109	39,148

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2007	2006

Operating activities
Net loss	$(19,054)	$(8,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,497	1,596
Share-based compensation expense	1,382	1,202
Deferred rent credits	(680)	(2,016)
Advance payments from collaborators and deferred revenue	43,178	(659)
Changes in other operating assets and liabilities	1,956	1,212

Net cash provided by (used in) operating activities	28,279	(6,896)

Investing activities
Purchases of equipment, leasehold improvements and other property	(1,806)	(860)
Purchases of marketable securities	(24,825)	(39,415)
Proceeds from sales and maturities of marketable securities	105,840	12,025
Net proceeds from assignment of facility purchase options	—	32,275

Net cash provided by investing activities	79,209	4,025

Financing activities
Proceeds from exercise of stock options	446	197
Proceeds from the issuance of long term debt	—	850

Net cash provided by financing activities	446	1,047

Net increase (decrease) in cash and cash equivalents	107,934	(1,824)
Cash and cash equivalents, beginning of period	10,670	15,568

Cash and cash equivalents, end of period	$118,604	$13,744

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Array BioPharma Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any future period. These condensed financial statements and the notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Form 10-K”) of the Company filed with the SEC on September 13, 2007.

The condensed balance sheet at June 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the disclosures required by GAAP to be included in the Form 10-K.

Summary of Significant Accounting Policies

The Company disclosed in Note 1 to its financial statements included in the Form 10-K those accounting policies that it considers significant in determining its results of operations and financial position. Other than as described below, there have been no material changes to the accounting policies, or to the applications of those policies, previously identified and described in the Form 10-K. For further information, refer to the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight line basis over the performance period under the agreement, which is generally the research and applicable development term specified in the agreement. These advance payments are recorded and deferred as advance payments from collaborators and deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability on the balance sheet. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the Company.  The performance period for the agreement with VentiRx Pharmaceuticals, Inc. has been determined to be one year ending in March 2008. The performance period for the agreement with Celgene Corporation has been determined to be seven years ending September 2014 (See Note 9 – Celgene Corporation). Each of these periods coincides with the research and applicable development terms specified in each agreement. The Company periodically reviews the expected performance periods under each of the agreements that provide for up-front payments and license fees.  To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized.

For agreements that include milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research and applicable development term that has elapsed to the total estimated research and applicable development term. Revenue recognition related to non-refundable license fees, and up-front payments and milestone payments could be accelerated in the event of early termination of programs, and accelerated or delayed in response to changes in estimated performance periods.

Revenue based on contracted annual rates for full time equivalent employees working on a project is recognized on a monthly basis as work is performed. Revenue from sales of Lead Generation Library and Optimer building block compounds is generally recognized when the compounds are shipped.

Preclinical Study and Clinical Trial Accruals

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party medical centers or contract research organizations (collectively “CROs”).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  The Company accrues expenses for each of the significant agreements each quarter.  For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones achieved to date.  For clinical study expenses, accruals are estimated based upon the number of patients enrolled and the duration of the study.  The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CRO’s, correspondence with the CROs and clinical site visits.  The Company’s estimates are dependent upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Bonus Accruals

The Company has a discretionary annual bonus program for eligible employees. Bonuses are determined based upon various criteria, primarily the achievement of corporate objectives.  Bonus accruals are estimated based upon target bonus level percentages and management’s estimate of the probability of achieving the objectives upon which the bonuses are based.  The Company’s management periodically reviews the progress made towards achievement of the bonus objectives. It is possible for the amount of reported bonus expense to vary significantly in future periods if changes occur in management estimates as a result of changing circumstances or events that impact some or all of the performance goals. During the first quarter of fiscal 2008, the Company recorded bonus expense of $1.2 million.

Fair Value of Share-Based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). The Company adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method of transition. Under this method, compensation expense recognized beginning with the effective date of adoption of SFAS 123(R) includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after July 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation arrangements covered by SFAS 123(R) include stock options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by its employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (the “ESPP”).

Under SFAS 123(R), the estimated fair value of share-based compensation, including stock options granted under the Option Plan and discounted purchases of common stock by employees under the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount.  See Note 4: Share-Based Compensation.

Leasehold Improvements

The Company amortizes leasehold improvements for its facilities over the shorter of their estimated economic useful lives or the related lease terms. For this purpose, the Company determined the lease terms under both of its facilities leases to be the fixed, non-cancelable ten year lease terms. This period does not include the optional lease extension periods because the Company has determined that the exercise of its options to extend is not reasonably assured.  Consequently, the leasehold improvements for its facilities are amortized over this ten-year period as it is shorter than the remaining estimated useful life of the improvements. The Company periodically reassesses the expected remaining useful lives of its leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, the Company will make appropriate adjustments to the estimated lease terms and disclosures.

Deferred Rent

 During July and August 2006, the Company terminated its facility leases and executed new lease agreements with a different landlord. Accordingly, the June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the execution of its new leases, the Company assigned its facility purchase options to the new landlord and, as consideration for this assignment, the Company received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of each of the new facilities leases. The current facilities leases provide for annual rent increases, and the average annual rent expense is recognized over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reported in the balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to rent expense over the next twelve-month period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In June 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective July 1, 2007.

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact, if any, on its financial statements.

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

Emerging Issues Task Force Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 will be effective for the Company on January 1, 2008 and is to be applied prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact on its financial statements, if any, of adopting EITF Issue No. 07-3.

Emerging Issues Task Force Issues No. 07-1, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”

EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The Company will continue to monitor the development of this EITF and evaluate the effects, if any, on its financial statements and disclosures.

Note 2: Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options. The treasury stock method is used to calculate the dilutive effect of options. Potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive. As a result of the Company’s net losses for the quarterly periods ended September 30, 2007 and 2006, all potentially dilutive securities were anti-dilutive. The number of securities excluded from the diluted loss per share calculations was 7,950,162 shares and 7,896,835 as of September 30, 2007 and 2006, respectively.

Note 3: Comprehensive Loss

The Company’s comprehensive loss consists of net loss and unrealized gains and losses on investments in available-for-sale marketable securities.  Comprehensive loss was as follows:

	Three Months Ended September 30,
	2007	2006

Net loss	$(19,054)	$(8,231)
Change in unrealized loss on marketable securities	15	174
Total comprehensive loss	$(19,039)	$(8,057)

Note 4:  Share-Based Compensation

Under Statement of Financial Accounting Standard No. FAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), the Company recorded and allocated employee share-based compensation expense as follows:

	Three Months Ended September 30,
	2007	2006

Cost of revenue	$305	$329
Research and development for proprietary drug discovery	648	370
General and administrative expenses	429	503
Total share-based compensation expense	$1,382	$1,202

The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model.  Up to the fourth quarter of fiscal 2006, the Company calculated the estimated life of stock options using the “simplified” method as permitted by SEC Staff Accounting Bulletin No. 107. Beginning the fourth quarter of 2006 and thereafter, the Company estimates the expected life of stock options based upon historical exercises and post-vesting termination behavior. The Company estimates expected volatility using daily historical trading data of the Company’s common stock, primarily because this method is recognized as a valid method used to predict future volatility and management has not identified a more appropriate method. The fair value of share-based payment awards was estimated using the following assumptions:

	Average Risk-Free Interest Rate	Dividend Yield	Average Volatility	Weighted- Average Option Life (Years)
First three months of Fiscal Year 2008	4.33%	0%	64.9%	6.25
First three months of Fiscal Year 2007	4.67%	0%	72.7%	6.25

A summary of activity in the Option Plan for the three-month period ended September 30, 2007 is as follows:

	Number of Option Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2007	7,815,951	$7.54
Granted	217,800	11.06
Exercised	(77,571)	5.75
Forfeited or expired	(6,018)	10.08
Outstanding Balance, September 30, 2007	7,950,162	7.65
Exercisable shares as of September 30, 2007	5,134,268	$6.99

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s closing stock price of $11.23 as of September 28, 2007, the last trading day of the fiscal quarter, that would have been received by the option holders had they exercised their options as of that date. The total number of “in-the-money” stock options exercisable as of September 30, 2007 was 4,896,468. The total pre-tax intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the quarter ended September 30, 2007 was $438,900. The following table summarizes significant ranges for options outstanding and currently exercisable as of September 30, 2007:

	Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price per share	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted- Average Exercise Price per share	Aggregate Intrinsic Value
$0.24 - 0.60	727,763	$0.53	$7,789,902	727,763	$0.53	$7,789,902
2.44 - 4.08	560,431	3.26	4,465,841	556,010	3.27	4,428,138
4.46 - 5.69	74,000	4.99	461,773	69,000	4.95	433,160
5.75 - 7.10	1,902,168	6.53	8,940,759	640,448	6.54	3,005,934
7.18 - 8.48	1,458,199	8.16	4,479,005	989,896	8.18	3,020,481
8.60 - 9.84	1,632,401	9.02	3,600,797	1,520,301	9.05	3,319,225
10.05 - 11.35	678,800	10.93	228,887	460,650	10.86	174,717
11.67 - 12.82	691,800	12.57	—	30,000	12.38	—
12.92 - 14.28	224,600	13.68	—	140,200	13.74	—
	7,950,162	$7.65	$29,966,964	5,134,268	$6.99	$22,171,557

There were 5,134,268 outstanding options exercisable at an aggregate weighted average exercise price of $6.99 per share as of September 30, 2007. Shares authorized and available for grant under the Option Plan as of September 30, 2007 were 5,914,260, after taking into account automatic increases under the Option Plan and subject to stockholder approval of a proposal to increase the number of shares authorized under our Restated Certificate of Incorporation.

As of September 30, 2007, the weighted average remaining contractual life of stock options outstanding was approximately 6.1 years. Also as of September 30, 2007, approximately $12.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.75 years. Cash received from stock options exercised during the quarter ended September 30, 2007 was approximately $446,000.

Note 5: Cash, Cash Equivalents and Marketable Securities

The Company’s investments include U.S. federal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company has cash equivalents and investments in marketable securities, and all of the investments in marketable securities were classified as available-for-sale at September 30, 2007 and June 30, 2007 as follows:

	September 30,	June 30,
	2007	2007
Cash	$4,825	$929
Money market fund	110,461	3,192
Repurchase agreements	3,318	6,549
Auction rate securities	42,014	118,156
Federal agency mortgage-backed securities	7,548	12,505
Total	168,166	141,331
Less amounts classified as cash and cash equivalents	(118,604)	(10,670)
Marketable securities	$49,562	$130,661

Marketable securities at September 30, 2007 and June 30, 2007 are shown below by contractual maturity, or in the case of auction rate securities, the next scheduled auction date:

	September 30,	June 30,
	2007	2007
Marketable securities
Due in one year or less	$42,014	$118,156
Due after one year through two years	7,548	12,505
Total	$49,562	$130,661

Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations. Although auction rate securities bear maturity dates that are long-term and sometimes perpetual, the Company expects these securities to be convertible to cash during the next twelve months and has classified all of its marketable securities as short-term, available-for-sale securities in current assets. Unrealized gains or losses that are considered temporary are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of related tax effects. Unrealized losses as of September 30, 2007 were not significant. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net.

Included within the investment portfolio are AAA rated investments in auction rate securities. During the quarter ended September 30, 2007 and subsequent thereto, auctions for $32.9 million of the investments in auction rate securities were unsuccessful, which resulted in the interest rate on these investments resetting to LIBOR plus additional basis points as stipulated in the auction rate agreements. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid. In the event the Company needs to access these funds, it will not be able to until future auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities. Auctions generally occur at regular intervals of approximately 35 days. The Company has reported these securities at par or face value, which it considers a reasonable proxy for fair value. Although there may have been a decrease in fair value, the Company is not able to reasonably estimate the amount of such decrease, if any, as currently there is not an active market for these securities. If the market makers of these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge. The Company and its investment advisor believe that these securities will be convertible to cash within the next twelve-month period. While the Company expects cash will be used in operations for the 2008 fiscal year, management believes that it has sufficient cash and non-auction rate instruments to fund its operations such that if these auction rate securities are not convertible to cash, management will not be compelled to liquidate these securities at a loss, or at all. The Company does not anticipate the current lack of liquidity on these investments will impact its ability to operate its business as planned.

Note 6: Long-Term Debt

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

The full $10 million term loan was advanced to the Company on June 30, 2005. As of September 2006, the  Company had received the full $5 million allotment of equipment advances which was used to finance the purchase of equipment, capitalized software and tenant improvements. Interest on these loans, currently at an interest rate of 6% per annum, is payable in monthly installments, and a balloon payment of $15 million is due on June 28, 2010.

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

Cash paid for interest was approximately $249,000 and $229,000 for the three months ended September 30, 2007 and 2006, respectively.

Note 7: Operating Leases

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

The Company amortizes leasehold improvements for its facilities over the lesser of their estimated economic useful lives or the related lease terms. Leasehold improvements for its current facilities are amortized over the fixed, non cancelable ten-year lease terms for each lease as this term is shorter than the estimated useful life of the improvements. See Note 1:  “Leasehold Improvements” for more information. This period does not include the optional lease extension periods because the Company has determined that the exercise of its options to extend is not reasonably assured.

Note 8: Segment, Geographic and Significant Customer Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of the Company’s leasehold improvements, equipment and other properties is within the United States. The following table details revenue from customers by geographic area based on the country in which collaborators are located or the destination where compounds from the Company’s inventories are shipped:

	Three Months Ended September 30,
	2007	2006

North America	$5,327	$6,368
Europe	60	3,084
Japan and Asia-Pacific	1,206	1,574
Total revenue	$6,593	$11,026

The following table presents the percentage of revenue generated by significant customers to total revenue, by geographic region, in each of the comparative periods:

		Three Months Ended September 30,
Customer	Region	2007	2006
A	North America	59%	34%
B	North America	20%	0%
C	North America	0%	22%
D	Europe	0%	27%
E	Japan and Asia Pacific	18%	11%

Note 9: Celgene Corporation

On September 21, 2007, the Company entered into a Drug Discovery and Development Agreement (“Agreement”) with Celgene Corporation (“Celgene”). Under the Agreement, Celgene made an up-front payment of $40 million to the Company, and, in return, the Company granted to Celgene an option to select drugs developed under the collaboration that are directed to two of four mutually selected discovery targets.  The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. At that time, Celgene will have the option to select drugs resulting from up to two of these four therapeutic programs and will receive exclusive worldwide rights to those drugs, except for the Company’s limited co-promotional rights in the U.S.  Additionally, the Company is entitled to receive, for each drug, potential milestone payments of approximately $200 million if certain discovery, development and regulatory milestones are achieved, and $300 million if certain commercial milestones are achieved, as well as royalties on net sales. The Company will retain all rights to the programs not selected by Celgene. The Agreement may be terminated in whole or in part with respect to individual drug development programs by Celgene upon six months’ written notice to the Company and by either party, following certain cure periods, in the event of a breach by the other party of its obligations under the Agreement.

Note 10: Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.

 FIN 48 became effective for the Company on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was approximately $600,000. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from inception of the Company in 1998 through the current period. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate. The gross amount of unrecognized tax benefits at September 30, 2007 has not changed from the beginning of the fiscal year, and the Company does not expect any material changes in the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities, the expected level of our investment in proprietary research and our future headcount and capital expenditure requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma Inc. (“Array”) with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, our ability to achieve and maintain profitability, the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts, to grow our clinical development capabilities and to create effective, commercially viable drugs, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties, our ability to attract and retain experienced scientists and management, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 13, 2007, and in other reports we file with the SEC. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

 The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this report.

Overview

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat debilitating and life-threatening diseases. Our proprietary drug development pipeline is focused on the treatment of cancer and inflammatory disease and includes clinical candidates that are designed to regulate therapeutically important target proteins. We currently have ten programs in our development pipeline, eight of which are wholly owned by us.

Our eight most advanced development programs that we wholly own and control consist of ARRY-543, an ErbB-2/EFGR dual inhibitor for cancer; ARRY-162, a MEK inhibitor for inflammation; ARRY-797, a p38 inhibitor for inflammation and for cancer; ARRY-520, a KSP inhibitor for cancer; ARRY-380, an ErbB-2 inhibitor for cancer; and ARRY-614, a p38/Tie 2 dual inhibitor for inflammation and for cancer. In addition, we have out-licensed to AstraZeneca PLC three MEK inhibitors for cancer – including  ARRY-886 (AZD6244), currently in multiple Phase 2 clinical trials, and ARRY-704 (AZD8330), currently in a Phase 1 clinical trial. The out-license and collaboration agreements with these partners provide for up-front payments, research funding, success-based milestone payments and royalties on product sales. Through collaborations, we have also invented drug candidates that are currently in clinical development including one for InterMune, Inc. (HCV, NS3/4 protease inhibitor, ITMN-191), and one for Eli Lilly and Company (ICOS Corporation), IC83, a CHK-1 inhibitor.

We also have a portfolio of discovery programs that we believe will generate two to three Investigational New Drug, or IND, applications during calendar 2008. Our discovery efforts have also generated additional early-stage drug candidates that we may choose to out-license through research partnerships as we did with VentiRx Pharmaceuticals, Inc. (“VentiRx”).We believe this business strategy will enable us to receive a greater portion of the potential financial upside than our previous research collaborations while controlling development costs. We also believe this strategy will allow us to maximize our scientific efforts and other resources on programs for which we have particular expertise or which have synergies with our other development programs.

We have built our proprietary pipeline of development and discovery programs on a modest investment of approximately $168 million in research and development expenses from our inception through September 30, 2007.

Additionally, we have recognized a total of $264 million in research funding and up-front and milestone payments from our collaboration partners through September 30, 2007. Under our existing collaboration agreements, we have the potential to earn over $1.2 billion in additional milestone payments if we achieve all the drug discovery objectives detailed in these agreements, and additional royalties on any resulting product sales from 18 drug development programs.

Business Development

We currently license certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent.

Our top 10 collaborators contributed approximately 99% of our total revenue for the three months ended September 30, 2007, and our current top three collaborators, Genentech, Inc., (“Genentech”) VentiRx and Ono Pharmaceutical Co., Ltd., (“Ono”) accounted for 59%,  20% and 18%, respectively, of our total revenue. During the first three months of fiscal year 2007, Genentech, AstraZeneca PLC, InterMune Inc. and Ono accounted for 34%, 27%, 22% and 11%, respectively, of our total revenue. In general, certain of our collaborators can terminate the collaboration agreements with us on 90 to 180 days’ prior notice, including our agreements with Genentech and Celgene which can terminate on 120 and 180 days’ notice, respectively.

On September 21, 2007, we entered into a Drug Discovery and Development Agreement with Celgene Corporation (“Celgene”). Under the agreement, Celgene made an upfront payment of $40 million, and, in return, we granted Celgene an option to select drugs developed under the collaboration that are directed to two of four mutually selected discovery targets.  We are responsible for all discovery and clinical development through Phase 1 or Phase 2a. At that time, Celgene will have the option to select drugs resulting from up to two of these four therapeutic programs and will receive exclusive worldwide rights to those drugs, except for our limited co-promotional rights in the U.S.  Additionally, we are entitled to receive, for each drug, potential milestone payments of approximately $200 million if certain discovery, development and regulatory milestones are achieved, and $300 million if certain commercial milestones are achieved, as well as royalties on net sales. We will retain all rights to the programs not selected by Celgene. The agreement may be terminated in whole or in part with respect to individual drug development programs by Celgene upon six months’ written notice to us and by either party, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

International revenue represented 19% of our total revenue during the first three months of fiscal 2008 compared to 42% during the same period in fiscal 2007. Our international revenue is primarily attributable to Japanese and European collaborations. International revenue decreased as a proportion of total revenues during the three months ended September 30, 2007 compared to the same period in the prior year due to the full recognition of a $3 million milestone payment from AstraZeneca for the advancement of ARRY-886 into Phase 2 clinical trials during the first quarter of fiscal 2007.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of September 30, 2007, we had an accumulated deficit of $208.2 million.

Revenue. Collaboration revenue consists of revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license. License and milestone revenue is combined and reported separately from collaboration revenue.

Cost of Revenue. Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventories. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. Fine chemicals consumed and inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventory periodically and, when required, write down the carrying cost of our inventory for non-marketability to estimated net realizable value through an appropriate reserve.

Research and development for proprietary drug discovery. Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and share-based compensation. When an internal proprietary program is out-licensed, all subsequent costs of the out-licensed program are reported as cost of revenue.

General and Administrative Expenses. General and administrative expenses consist mainly of compensation, associated fringe benefits and share-based compensation not included in cost of revenue or research and development expenses and include other management, business development, accounting, information technology and administration costs, including patent prosecution, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

Future Outlook. We plan to continue to increase our investment in research and development for proprietary drug discovery to advance our product pipeline and to further enhance our clinical and regulatory capabilities. We will consider commercializing select programs with appropriate market characteristics ourselves, while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. As part of these efforts, we expect near term general and administrative costs to rise in connection with increased patent and other intellectual property related costs incurred to protect and enforce our intellectual property rights in our proprietary programs. We also expect research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities. As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included in our annual report on Form 10-K filed with the SEC on September 13, 2007, and in other reports we file with the SEC.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue. Total revenue by category, as compared to the prior year period, was as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Collaboration revenue	$5,621	$7,989	(30)%
License and milestone revenue	972	3,037	(68)%
Total revenue	$6,593	$11,026	(40)%

Total revenue decreased by approximately $4.4 million for the three months ended September 30, 2007, compared to the same period last year. The decline of approximately $2.4 million in collaboration revenue during this period was primarily attributed to research programs that expired during the prior fiscal year with InterMune and Takeda Chemical Industries, Ltd. Partially offsetting these decreases was increased revenue of approximately $570,000 related to our collaboration agreement with VentiRx and increased revenue from our existing program with Genentech. We will begin to recognize revenue from our agreement with Celgene beginning in the second quarter of fiscal 2008.

License and milestone revenue decreased by $2.1 million during the three months ended September 30, 2007 compared to the same period last year. The decrease was primarily due to the full recognition of a $3.0 million milestone payment from AstraZeneca for the advancement of ARRY-886 into Phase 2 clinical trials during the first quarter of fiscal 2007. This amount was partially offset by the recognition of approximately $900,000 in license fee revenue from VentiRx.

Share-Based Compensation. Total share based compensation expense, as compared to the prior year period, was as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Share based compensation expense	$1,382	$1,202	15%

We follow the fair value method of accounting for share-based compensation arrangements in accordance with FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method of transition. We recorded $1.4 million ($0.03 per share) of share-based compensation expense for the three months ended September 30, 2007. For the same period last year, we recorded $1.2 million ($0.03 per share). Share-based compensation expense is allocated among cost of revenue, research and development expenses for proprietary drug discovery and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows. For more information about SFAS 123(R), see Note 4: “Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q, as well as the section below entitled “Critical Accounting Estimates — Fair value of share-based compensation”.

Cost of Revenue. Total cost of revenue, as compared to the prior year period, was as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Cost of revenue	$5,313	$6,267	(15)%

Cost of revenue decreased by approximately $950,000, or 15%, during the three months ended September 30, 2007 over the same period last year. This decrease was primarily the result of a 30% reduction in the number of scientists working on external collaborations that expired in the prior fiscal year. These scientific resources were deployed in our proprietary drug development research upon expiration of our external collaborations.

During the first quarter of fiscal year 2007, we terminated our prior facility leases and executed new lease agreements with a new landlord. As a result of this transaction, we reversed a $1.6 million deferred rent liability balance and reduced our rent expense by the same amount resulting in a decrease to cost of revenue of approximately $600,000 for the three-month period ended September 30, 2006.

Research and Development Expenses for Proprietary Drug Discovery. Total research and development expenses for proprietary drug discovery, as compared to the prior year, were as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Research and development for proprietary drug discovery	$17,619	$10,853	62%

Research and development expenses for proprietary drug discovery increased by $6.8 million, or 62%, during the three months ended September 30, 2007, compared to the same period last year. This increase was primarily due to expansion of our clinical development personnel, additional scientists and increases in outsourced pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials, as well as the advancement of our wholly owned compounds into clinical trials. The most significant increase in costs came from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErbB-2/EGFR (ARRY-543), MEK for inflammation (ARRY-162), p38 (ARRY-797), KSP (ARRY-520), ErbB-2 (ARRY-380) and other programs. We expect that research and development spending for proprietary drug discovery will continue to increase as we focus more resources on our proprietary drug discovery and development programs and potentially advance our programs through clinical development.

Additionally, as described above under cost of revenue, the reversal of the deferred rent liability balance during the first quarter of fiscal 2007 resulted in a decrease to research and development expenses for proprietary drug discovery of approximately $850,000 for the three month-period ended September 30, 2006.

General and Administrative Expenses. Total general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,
	2007	2006	% Change
General and administrative expenses	$4,377	$2,969	47%

General and administrative expenses increased by $1.4 million, or 47%, during the three months ended September 30, 2007 compared to the same period in the prior year. The increase was primarily the result of increased spending in audit, legal and consulting expenses of approximately $470,000. Also contributing were increases in compensation and benefit related expenses of approximately $300,000, as well as increased patent related expenses of approximately $250,000.

Interest Income. Total interest income, as compared to the prior year, was as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Interest income	$1,907	$1,072	78%

Interest income increased to $1.9 million for the three months ended September 30, 2007, from $1.1 million in the same period of the prior year due to higher investment interest rates earned on higher average cash and investment balances.

Interest Expense. Total interest expense, as compared to the prior year, was as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Interest expense	$245	$240	2%

Interest expense increased to approximately $245,000 for the three months ended September 30, 2007 from approximately $240,000 in the same period of the prior year due to a higher outstanding long-term debt balance, which was slightly offset by lower interest rates.

Liquidity and Capital Resources

	As of September 30,
	2007	2006
Cash, cash equivalents and marketable securities	$168,166	$95,840

	Three Months Ended September 30,
	2007	2006
Cash flows provided by (used in):
Operating activities	$28,279	$(6,896)
Investing activities	79,209	4,025
Financing activities	446	1,047

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities, equipment lines of credit and the sale of options to purchase our facilities. As of September 30, 2007, cash, cash equivalents and marketable securities totaled $168.2 million compared with $141.3 million at June 30, 2007.

Net cash provided by operating activities was $28.3 million for the three months ended September 30, 2007, compared to net cash used in operations of $6.9 million for the same period last year. During the first three months of fiscal year 2008, our net loss of $19.1 million was reduced by total net noncash charges of $2.2 million associated with depreciation, share-based compensation expense and noncash deferred rent credits. In addition, advance payments from collaborators and deferred revenue increased by $43.2 million as the result of an up-front payment of $40 million from Celgene related to our drug discovery and development agreement, and the timing of advance payments from certain other collaborators. Accrued compensation and benefits increased by $1.7 million partially due to amounts recognized for fiscal year 2007 planned employee bonuses as well as approximately $280,000 related to employee payroll withholdings for the Employee Stock Purchase Plan.

During the three months ended September 30, 2007, we invested $1.8 million in laboratory equipment, primarily for drug metabolism, biology and analytical research and development operations, as well as in leasehold improvements to our facilities. Purchases of marketable securities used $24.8 million in cash, while proceeds from the sale and maturity of marketable securities generated $105.8 million in cash. Financing activities provided approximately $446,000 resulting from the exercise of stock options under our stock option plan.

As of September 30, 2007, we had a $10 million term loan and $5 million of equipment advances outstanding under our Loan and Security Agreement with Comerica Bank, which currently bear interest at the rate of 6% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $15 million is due at maturity of the loans on June 28, 2010. We also have a revolving line of credit in the amount of $6.8 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. We have outstanding standby letters of credit of $6.7 million to secure our obligations under our facilities leases which will expire on August 31, 2016.

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

Our actual future capital requirements could vary as a result of a number of other factors, including:

•                  the rate at which we invest in proprietary research for drug discovery and development;

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

•                  our capital spending on new facilities and equipment; and

•                  the degree to which we acquire or invest in other businesses, products or technologies.

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were generated from our collaborations, equipment lines of credit, the sale of options to purchase our facilities and from the proceeds of our equity offerings. In addition, we may finance future cash needs through the sale of additional debt or equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2007:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$7,262	$14,801	$15,286	$30,484	$67,833
Purchase obligations	11,654	3,887	526	—	16,067
Debt obligations (including interest at the current rate of 6%)	975	16,706	—	—	17,681
Total obligations	$19,891	$35,394	$15,812	$30,484	$101,581

We are obligated under non-cancelable operating leases for our facilities and, to a much smaller degree, certain office equipment and storage areas. The original lease terms for our facilities are ten years, with renewal options for two additional five-year terms, provide for annual 2% rent increases and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Office equipment and storage area leases generally range from three to five years.

Purchase obligations totaling $16.1 million were primarily for outsourced preclinical studies and clinical trial costs, chemicals, and software to support our clinical trial programs.

During the first quarter of fiscal 2007, standby letters of credit were issued in relation to our facilities leases in the amount of $6.7 million. These standby letters of credit expire on August 31, 2016 and are fully supported by a revolving line of credit with Comerica Bank.

Critical Accounting Estimates

Our condensed financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our senior management has discussed the development, selection and disclosure of these estimates with our Audit Committee and our Board of Directors. We do not believe that materially different amounts would be reported if different assumptions were used. However, the application of these estimates involve judgments and assumptions, including future events and, as a result, actual results could differ. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. There have been no changes during the three months ended September 30, 2007 to the items that we disclosed as critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

We recognize revenue from non-refundable up-front payments and license fees on a straight line basis over the performance period under the agreement, which is generally the research and applicable development term specified in the agreement. These advance payments are deferred and recorded as advance payments from collaborators and deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability on our balance sheet. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the company. The performance period for our agreement with VentiRx has been determined to be one year ending in March 2008. The performance period for the agreement with Celgene has been determined to be seven years ending September 2014. Each of these periods coincides with the research and applicable development terms specified in each agreement. We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees. To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized.

For agreements that provide for milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research and applicable development term that has elapsed to the total estimated research and applicable development term. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs, and accelerated or delayed in response to changes in estimated performance periods.

Revenue from sales of compounds in our Lead Generation Library and Optimer building blocks is generally recognized as the compounds are shipped. We recognize revenue based on contracted annual rates for full time equivalent employees working on a project on a monthly basis as work is performed.

Preclinical Study and Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party medical centers or contract research organizations (which we refer to collectively as “CROs”). Some CROs bill monthly for services performed, while others bill based upon milestone achievement. We accrue expenses each month for agreements involving significant costs and that bill based on milestone achievement. For preclinical studies, accruals are based upon the estimated percentage of work completed and the contract milestones remaining. Costs for clinical study activities performed by CROs are accrued based upon the number of patients enrolled and the expected duration of the study for which they will be enrolled. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by CRO’s, correspondence with the CROs and clinical site visits. Our estimates are dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive concerning changing circumstances, conditions or events that may affect such estimates. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Bonus Accruals

We have a discretionary annual bonus program for certain eligible employees. Bonuses are determined based upon various criteria, primarily the achievement of corporate objectives. Bonus accruals are estimated based upon target bonus level percentages and management’s estimate of the probability of achieving the objectives upon which the bonuses are based. We periodically review the progress made towards achievement of the bonus objectives. It is possible for the amount of reported bonus expense to vary significantly in future periods if changes occur in management estimates as a result of changing circumstances or events that impact all or some of the performance goals. During the first quarter of fiscal 2008, we recorded bonus expense of $1.2 million.

Leasehold Improvements

We amortize leasehold improvements for our Boulder and Longmont facilities over the shorter of their estimated economic useful lives or the related lease terms. We determined the lease terms under both of our facilities leases to be the original, fixed, non cancelable ten-year lease terms. This period does not include the optional lease extension periods available to us under the lease agreements because we have determined that the exercise of these options is not reasonably assured. Consequently, the leasehold improvements for our facilities are amortized over the original ten-year lease term as it is shorter than the remaining estimated useful life of the improvements. We periodically reassess the expected remaining useful lives of our leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, we will make appropriate adjustments to the estimated lease terms and disclosures.

Fair Value of Share-Based Payment Awards

We use the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method of transition. Under this method, compensation expense recognized beginning with the effective date of adoption of SFAS 123(R) includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and  ii) compensation cost for all share-based payments granted on or after July 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation arrangements covered by SFAS 123(R) include stock options granted under our Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by our employees at a discount to the market price during offering periods under our Employee Stock Purchase Plan (the “ESPP”).

Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under our Option Plan and discounted purchases of common stock by employees under the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Stock-based compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount. For more information see Note 1: Summary of Significant Accounting Policies — Fair Value of  Share-Based Payment Awards and Note 4: Share-Based Compensation to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements, see Note 1: Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Pronouncements to the unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, and interest rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. While our marketable securities are subject to changes in market value in response to changes in interest rates, due to the nature and short-term maturities of these investments, we have concluded that there is not a material market risk exposure. However, a significant change in market interest rates could have a material impact on interest income earned on our investment portfolio. Based on outstanding investment balances at September 30, 2007, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $1.7 million.

Included within our investment portfolio are AAA rated investments in auction rate securities. During the quarter ended September 30, 2007 and subsequent thereto, auctions for $32.9 million of the investments in auction rate securities were not successful. When the auctions are not successful, the interest rate on these investments resets to LIBOR plus additional basis points as stipulated in the auction rate security agreement. While we now earn a higher contractual interest rate on these investments, these investments are not currently liquid. In the event we need to access these funds, we will not be able to until a future auction of these investments is successful, the original issuers retire these securities, or a secondary market develops for these securities. Auctions generally occur at regular intervals of approximately 35 days. We have reported these securities at par or face value, which we consider a reasonable proxy for fair value. Although there may have been a decrease in fair value, we are not able to reasonably estimate the amount of such decrease, if any, as currently there is not an active market for these securities. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. We and our investment advisor believe that these securities will be convertible to cash within the next twelve-month period. While we expect that cash will be used in operations for the 2008 fiscal year, we believe that we have sufficient cash and non-auction rate instruments to fund our operations such that if these auction rate securities are not convertible to cash, we will not be compelled to liquidate these securities at a loss, or at all. We do not anticipate the current lack of liquidity on these investments will impact our ability to operate our business as planned.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At September 30, 2007, we had $15 million of long-term debt outstanding, and the interest rate on our term loan and equipment advances was 6%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

Our significant collaboration agreements and purchase orders are denominated in United States dollars. As a result, historically and as of September 30, 2007, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 are effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended September 30, 2007 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of September 30, 2007, we had an accumulated deficit of $208.2 million. We had net losses of $19.1 million for the three months ended September 30, 2007, and of $55.4 million, $39.6 million, and $23.2 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of its agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, VentiRx and Ono accounted for 59%, 20% and 18%, respectively, of our total revenue for the three months ended September 30, 2007, and for 34%, 0% and 11%, respectively, of our total revenue in the same period of fiscal 2007. AstraZeneca and InterMune represented 27% and 22%, respectively in the first three months of fiscal 2007 and less than 1% each during fiscal 2008. In fiscal 2005 Genentech, AstraZeneca and InterMune represented 31%, 29% and 18% of total first quarter revenue. We expect that revenue from a limited number of collaborators, including Celgene Corporation, Genentech, VentiRx and Ono will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

A portion of our short-term investment portfolio is invested in auction rate securities and if an auction is unsuccessful for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and its credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in auction rate securities and auctions of $32.9 million par or face value of our securities have not been successful. As a result, these securities are no longer readily convertible to cash. In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities. Although there may have been a decrease in fair value, the Company is not able to reasonably estimate the amount of such decrease, if any, as currently there is not an active market for these securities. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, we may be required to adjust the carrying value of some or all of these investments through an impairment charge.

Risks Related to Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

At September 30, 2007, our directors and officers beneficially owned or controlled approximately 11.4 % of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*	Drug Discovery and Development Agreement between Registrant and Celgene Corporation dated September 21, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment of redacted portions has been applied for.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 6th day of November 2007.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)