Form 10-Q
period 2007-12-31
ARRAY BIOPHARMA INC
filed 2008-02-05
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Lare Accerlerated File ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2008, the registrant had 47,384,484 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I

ITEM  1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

ASSETS

	December 31,	June 30,
	2007	2007

Current assets
Cash and cash equivalents	$103,034	$10,670
Marketable securities	38,994	130,661
Accounts receivable, net	125	209
Inventories, net	1,484	1,490
Prepaid expenses and other	2,968	2,367
Total current assets	146,605	145,397

Equipment, leasehold improvements and other property, net	28,930	28,077
Long term investment	1,500	1,500
Total assets	$177,035	$174,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,230	$6,398
Advance payments from collaborators and deferred revenue	10,877	3,333
Accrued preclinical studies and clinical trials	3,917	3,681
Accrued compensation and benefits	4,515	6,771
Deferred rent - current	2,794	2,728
Other current liabilities	3,132	1,657
Total current liabilities	30,465	24,568

Advance payments from collaborators and deferred revenue - long term	32,861	29
Deferred rent - long term	25,717	27,146
Long term debt	15,000	15,000
Other long term liabilities	949	528
Total liabilities	104,992	67,271

Stockholders’ equity
Preferred stock	—	—
Common stock	47	47
Additional paid-in capital	301,453	296,767
Accumulated other comprehensive loss	(920)	(15)
Accumulated deficit	(228,537)	(189,096)
Total stockholders’ equity	72,043	107,703
Total liabilities and stockholders’ equity	$177,035	$174,974

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenue
Collaboration revenue	$5,634	$7,546	$11,255	$15,535
License and milestone revenue	2,784	12	3,756	3,049
Total revenue	8,418	7,558	15,011	18,584

Operating expenses
Cost of revenue	5,240	6,218	10,553	12,485
Research and development for proprietary drug discovery	20,548	14,785	38,167	25,638
General and administrative expenses	4,830	3,283	9,207	6,252
Total operating expenses	30,618	24,286	57,927	44,375

Loss from operations	(22,200)	(16,728)	(42,916)	(25,791)

Interest income	2,032	1,105	3,939	2,177
Interest expense	(219)	(249)	(464)	(489)
Net loss	$(20,387)	$(15,872)	$(39,441)	$(24,103)

Basic and diluted net loss per share	$(0.43)	$(0.40)	$(0.84)	$(0.61)

Number of shares used to compute per share data	47,174	39,471	47,142	39,309

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2007	2006

Operating activities
Net loss	$(39,441)	$(24,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,018	3,201
Share-based compensation expense	3,025	2,393
Deferred rent	(1,363)	(2,666)
Advance payments from collaborators and deferred revenue	41,176	2,858
Changes in other operating assets and liabilities, net	(2,318)	(1,747)

Net cash provided by (used in) operating activities	4,097	(20,064)

Investing activities
Purchases of equipment, leasehold improvements and other property	(3,871)	(2,116)
Purchases of marketable securities	(31,765)	(45,408)
Proceeds from sales and maturities of marketable securities	122,240	32,800
Net proceeds from assignment of facility purchase options	—	32,275

Net cash provided by investing activities	86,604	17,551

Financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,663	3,134
Proceeds from the issuance of long term debt	—	850

Net cash provided by financing activities	1,663	3,984

Net increase in cash and cash equivalents	92,364	1,471
Cash and cash equivalents, beginning of period	10,670	15,568

Cash and cash equivalents, end of period	$103,034	$17,039

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Array BioPharma Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any future period. These condensed financial statements and the notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Form 10-K”) of the Company filed with the SEC on September 13, 2007.

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

The Company recognizes revenue according to SEC Staff Accounting Bulletin 104 “Revenue Recognition” (SAB 104), which amended and was preceded by Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (SAB 101), and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.  Under these guidelines, arrangements that include multiple elements are evaluated under EITF 00-21 to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered and undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in SAB 104. SAB 104 established four recognition criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  As provided for in SAB 104, revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight line basis over the performance period under the agreement, which is generally the research and applicable development term specified in the agreement. These advance payments are recorded and deferred as advance payments from collaborators and deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability on the balance sheet. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the Company.  The performance period for the agreement with Celgene Corporation has been determined to be seven years ending September 2014 (See Note 9 — Celgene Corporation). The performance period for the agreement with VentiRx Pharmaceuticals, Inc. has been determined to be one year ending March 2008. Each of these periods coincides with the research and applicable development terms specified in each agreement. The Company periodically reviews the expected performance periods under each of the agreements that provide for up-front payments and license fees.  To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized.

For agreements that include milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research and the applicable development term that has elapsed to the total estimated research and applicable development term. Revenue recognition related to non-refundable license fees, and up-front payments and milestone payments could be accelerated in the event of early termination of programs, and accelerated or delayed in response to changes in estimated performance periods.

Revenue based on contracted annual rates for full time equivalent employees working on a project is recognized on a monthly basis as work is performed. Revenue from sales of Lead Generation Library and Optimer building block compounds is recognized when the compounds are shipped.

Cost of Revenue

Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventories. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. As described further in Note 9 — Celgene Corporation, the Company granted to Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, the Company reports costs associated with the Celgene collaboration as follows:  50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.  Fine chemicals consumed and inventory reserve adjustments are also recorded as cost of revenue. The Company reviews the levels and values of its chemical inventory periodically and, when required, writes down the carrying cost of its inventory for non-marketability to estimated net realizable value through an appropriate reserve.

Preclinical Study and Clinical Trial Accruals

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party laboratories, medical centers, contract research organizations, or other vendors (collectively “CROs”).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  The Company accrues for each of the significant agreements it has with CROs each month.  For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones remaining.  For clinical studies, accruals are estimated based upon the number of patients enrolled and the duration of the study.  The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits.  The Company’s estimates are dependent upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial accrued expenses have been recognized to date.

Bonus Accruals

The Company has a discretionary annual bonus program for eligible employees. Bonuses are determined based upon various criteria, primarily the achievement of corporate objectives.  Bonus accruals are estimated based upon target bonus level percentages and management’s estimate of the probability of achieving the objectives upon which the bonuses are based.  The Company’s management periodically reviews the progress made towards achievement of the bonus objectives. It is possible for the amount of reported bonus expense to vary significantly in future periods if changes occur in management estimates as a result of changing circumstances or events that impact some or all of the performance goals. During the first six months of fiscal 2008, which ended December 31, 2007, the Company recorded bonus expense of $2.3 million.

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

Under SFAS 123(R), the estimated fair value of share-based compensation under the Option Plan and the ESPP is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount.  See Note 4: Share-Based Compensation.

Leasehold Improvements

The Company amortizes leasehold improvements for its facilities over the shorter of their estimated economic useful lives or the related lease terms. For this purpose, the Company determined the lease terms under both of its facilities leases to be the fixed, non-cancelable ten-year lease terms. This period does not include the optional lease extension periods because the Company has determined that the exercise of its options to extend is not reasonably assured.  Consequently, the leasehold improvements for its facilities are amortized over this ten-year period as it is shorter than the remaining estimated useful life of the improvements. The Company periodically reassesses the expected remaining useful lives of its leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, the Company will make appropriate adjustments to the estimated lease terms and disclosures.

Deferred Rent

 During July and August 2006, the Company terminated its facility leases and executed new lease agreements with a different landlord. Accordingly, the June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the execution of its new leases, the Company assigned its facility purchase options to the new landlord and, as consideration for this assignment, the Company received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of each of the new facilities leases. The current facilities leases provide for annual rent increases, and the average annual rent expense is recognized over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reported in the balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to rent expense over the next 12-month period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, primarily accrued preclinical studies and preclinical trial expenses, which had previously been reported as accounts payable.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In June 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109.  It prescribes a recognition threshold based on the likelihood that a particular tax position will be sustained if examined and guidance on measurement of the amount of a recognizable tax benefit for tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective July 1, 2007. See Note 10 — Income Taxes for information on the impact of this statement on the Company’s financial statements.

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

Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”

In February, 2007 the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition, if any.

Emerging Issues Task Force Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company will adopt EITF 07-3 effective January 1, 2008. The adoption will not have a material effect on the Company’s financial statements.

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

Staff Accounting Bulletin No. 110, “Year-End Help For Expensing Employee Stock Options”

In December  2007 the SEC released Staff Accounting Bulletin No. 110, “Year-End Help For Expensing Employee Stock Options” (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R). Beginning the fourth quarter of 2006 and thereafter, the Company estimates the expected life of stock options based upon historical exercises and post-vesting termination behavior. Accordingly, SAB 110 had no effect on the Company’s financial statements.

Note 2: Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options. The treasury stock method is used to calculate the dilutive effect of options. Potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive. As a result of the Company’s net losses for the three and six months ended December 31, 2007 and 2006, all potentially dilutive securities were anti-dilutive.  As of December 31, 2007 and 2006, the number of potentially dilutive securities excluded from the diluted loss per share calculations was 8,220,039 shares and 7,423,621 shares, respectively.

Note 3: Comprehensive Loss

The Company’s comprehensive loss consists of net loss and unrealized gains and losses on investments in available-for-sale marketable securities.  Comprehensive loss was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss	$(20,387)	$(15,872)	$(39,441)	$(24,103)
Change in unrealized gain (loss) on marketable securities	(920)	47	(905)	221
Total comprehensive loss	$(21,307)	$(15,825)	$(40,346)	$(23,882)

Note 4:  Share-Based Compensation

Under Statement of Financial Accounting Standard No. FAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), the Company recorded and allocated employee share-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Cost of revenue	$342	$262	$647	$591
Research and development for proprietary drug discovery	884	411	1,532	781
General and administrative expense	417	518	846	1,021
Total share-based compensation expense	$1,643	$1,191	$3,025	$2,393

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

	Average Risk-Free Interest Rate	Dividend Yield	Average Volatility	Weighted- Average Option Life (Years)
First six months of Fiscal Year 2008	4.20%	0%	65.1%	6.25
First six months of Fiscal Year 2007	4.63%	0%	71.7%	6.25

A summary of activity in the Option Plan for the six-month period ended December 31, 2007 is as follows:

	Number of Option Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2007	7,815,951	$7.54
Granted	585,600	10.63
Exercised	(147,771)	4.52
Forfeited or expired	(33,741)	10.89
Outstanding Balance, December 31, 2007	8,220,039	$7.80

Exercisable shares as of December 31, 2007	5,315,043	$7.04

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s closing stock price of $8.42 as of December 31, 2007, the last trading day of the fiscal quarter, that would have been received by the option holders had they exercised their options as of that date. The total number of “in-the-money” stock options exercisable as of December 31, 2007 was 2,787,297. The total pre-tax intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the six-month period ended December 31, 2007 was $1,415,183. The following table summarizes exercise price ranges for options outstanding and currently exercisable as of December 31, 2007:

	Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Aggregate Instrinsic Value	Number of Options Exercisable	Weighted- Average Exercise Price per Share	Aggregate Instrinsic Value
$0.24-$0.60	697,412	$0.53	$5,505,590	697,412	$0.53	$5,505,590
$2.44 - $4.08	534,581	3.27	2,754,331	533,160	3.27	2,746,992
$4.46 - $5.69	73,359	4.99	251,615	73,359	4.99	251,615
$5.75 - $7.10	1,895,468	6.53	3,583,272	789,423	6.54	1,487,175
$7.18 - $8.48	1,494,294	8.17	400,021	1,054,239	8.13	324,682
$8.60 - $9.84	1,626,125	9.03	—	1,534,100	9.04	—
$10.05 - $11.35	995,800	10.84	—	460,650	10.86	—
$11.67 - $12.82	682,400	12.57	—	30,000	12.38	—
$12.92 - $14.28	220,600	13.67	—	142,700	13.69	—
	8,220,039	$7.80	$12,494,828	5,315,043	$7.04	$10,316,053

There were 5,315,043 outstanding options exercisable at an aggregate weighted average exercise price of $7.04 per share as of December 31, 2007. Shares authorized and available for grant under the Option Plan as of December 31, 2007 were 2,088,543.

As of December 31, 2007, the weighted average remaining contractual life of stock options outstanding was approximately 6.1 years. Also as of December 31, 2007, approximately $13.6 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.7 years. Cash received from stock options exercised during the six months ended December 31, 2007 was approximately $627,000. Cash received from the purchase of common stock under the ESPP was approximately $1,035,000.

Note 5: Cash, Cash Equivalents and Marketable Securities

The Company’s investments include U.S. federal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company has cash equivalents and investments in marketable securities, and all of the investments in marketable securities were classified as available-for-sale at December 31, 2007 and June 30, 2007 as follows:

	December 31,	June 30,
	2007	2007
Cash	$1,755	$929
Money market funds	97,770	3,192
Commercial paper	10,460	—
Repurchase agreements	—	6,549
Auction rate securities	32,043	118,156
Federal agency mortgage-backed securities	—	12,505
Total	142,028	141,331
Less amounts classified as cash and cash equivalents	(103,034)	(10,670)
Marketable securities	$38,994	$130,661

Marketable securities at December 31, 2007 and June 30, 2007 are shown below by contractual maturity, or in the case of auction rate securities, the next scheduled auction date:

	December 31,	June 30,
	2007	2007
Marketable securities:
Due in one year or less	$38,994	$118,156
Due after one year through two years	—	12,505
Total	$38,994	$130,661

Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.  Although auction rate securities bear maturity dates that are long-term and sometimes perpetual, the Company expects these securities to be convertible to cash during the next 12 months and has classified all of its marketable securities as short-term, available-for-sale securities in current assets.  Unrealized gains or losses that are considered temporary are recorded as a separate component of cumulative other comprehensive income (loss) in stockholders’ equity, net of related tax effects. Unrealized losses as of December 31, 2007 were approximately $920,000. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net.

Included within the investment portfolio are AAA rated investments in auction rate securities. During the six months ended December 31, 2007 and subsequent thereto, auctions for $32.9 million par value of the investments in auction rate securities were unsuccessful, which resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, which ranged from 125 to 350 additional basis points. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid. In the event the Company needs to access these funds, it will not be able to do so until future auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities. Auctions generally occur at regular intervals of approximately 28 days. The Company has reported these securities at par or face value less an estimated decrease in fair value of approximately $920,000. The decrease in fair value was estimated by the Company’s investment advisor using a discounted cash flow pricing model, as currently there is not an active market for these securities.  If the market makers of these securities are unable to successfully conduct future auctions or the issuers’ credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge. The Company and its investment advisor believe that these securities will be convertible to cash within the next 12-month period.  While the Company expects cash will be used in operations for the 2008 fiscal year ending June 30, 2008, management believes that it has sufficient cash and non-auction rate instruments to fund its operations such that if these auction rate securities are not convertible to cash, management will not be compelled to liquidate these securities at a loss, or at all. The Company does not anticipate the current lack of liquidity on these investments will impact its ability to operate its business as planned.

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

The full $10 million term loan was advanced to the Company on June 30, 2005. As of September 2006, the Company had received the full $5 million allotment of equipment advances which was used to finance the purchase of equipment, capitalized software and tenant improvements. Interest on these loans, based upon the prime rate less 1.75%, currently 5.75% per annum, is payable in monthly installments. A balloon payment of $15 million is due on June 28, 2010.

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

Cash paid for interest was approximately $228,000 and $246,000 for the three months ended December 31, 2007 and 2006, respectively, and approximately $477,000 and $476,000 for the six months ended December 31, 2007 and 2006, respectively.

Note 7: Operating Leases

On June 22, 2006, the Company entered into a series of agreements involving the assignment to BioMed Reality L.P. (“BioMed”) of options it acquired to purchase the facilities that it occupied in Boulder and Longmont, Colorado and the subsequent lease of those facilities from BioMed. Pursuant to an Assignment Agreement dated June 22, 2006 between Array and BioMed (the “Assignment Agreement”), BioMed agreed to purchase these facilities in both Boulder and Longmont and the Company assigned the options to purchase these facilities to BioMed for a total of $30.5 million, payable upon the purchase of the Boulder and Longmont facilities by BioMed.

During July and August 2007, BioMed completed the purchase of the Boulder and Longmont facilities and paid the Company a total of $30.5 million pursuant to the Assignment Agreements (the “Closing”).  As part of the transactions contemplated in the Assignment Agreements, the Company also entered into lease agreements with BioMed for the Boulder facility (the “Boulder Lease”) and the Longmont facility (the “Longmont Lease”).  The Boulder Lease and the Longmont Lease each have a term of 10 years, with the right to extend for up to two additional five-year terms, and have initial annual rental rates of $4.8 million and $2.2 million, respectively, subject to 2% annual increases.  In addition, the Company received tenant improvement allowances totaling $2.0 million under the combined leases.  Upon closing, the prior lease agreements for the Boulder and Longmont facilities terminated.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
North America	$7,119	$5,894	$12,446	$12,262
Europe	71	136	131	3,220
Japan and Asia-Pacific	1,228	1,528	2,434	3,102
Total revenue	$8,418	$7,558	$15,011	$18,584

The following table presents the percentage of revenue generated by significant customers to total revenue, by geographic region, in each of the comparative periods:

		Three Months Ended December 31,		Six Months Ended December 31,
Customer	Region	2007	2006	2007	2006
A	North America	47%	46%	52%	39%
B	North America	17%	0%	10%	0%
C	North America	17%	0%	18%	0%
D	Japan and Asia Pacific	15%	16%	16%	13%
E	North America	4%	28%	2%	25%
F	Europe	0%	0%	0%	16%

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

 FIN 48 became effective for the Company on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was approximately $600,000. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from inception of the Company. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate. The gross amount of unrecognized tax benefits at December 31, 2007 has not changed from the beginning of the fiscal year, and the Company does not expect any material changes in the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to realizing new revenue streams and obtaining future collaboration agreements that include milestone and/or royalty payments, the success of our internal proprietary drug discovery activities and the development activities of our collaborators, the expected level of our investment in proprietary research and our future headcount and capital expenditure requirements. These statements involve significant risks and uncertainties, including those discussed below and those described more fully in other reports filed by Array BioPharma Inc.  with the Securities and Exchange Commission. Because these statements reflect our current expectations concerning future events, our actual results could differ materially from those anticipated in these forward-looking statements. The factors that could cause actual results to differ from our expectations include, but are not limited to, risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates, the ability of our collaborators and of Array to meet objectives, including clinical trials, tied to milestones and royalties,  the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities, our ability to out-license our proprietary candidates on favorable terms, our ability to continue to fund and successfully progress internal research efforts, to grow our clinical development capabilities and to create effective, commercially viable drugs,  our ability to attract and retain experienced scientists and management, our ability to achieve and maintain profitability, and the risk factors contained in the Annual Report on Form 10-K filed by Array with the Securities and Exchange Commission (“SEC”) on September 13, 2007, and in other reports we file with the SEC. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

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

Our seven most advanced development programs that we wholly own and control consist of ARRY-797, a p38 inhibitor; ARRY-162, a MEK inhibitor for inflammation; ARRY-543, an ErbB-2/EFGR dual inhibitor; ARRY-520, a KSP inhibitor; ARRY-380, an ErbB-2 inhibitor for cancer; and ARRY-614, a p38/Tie 2 dual inhibitor for inflammation and for cancer. In addition, we have out-licensed to AstraZeneca PLC three MEK inhibitors for cancer — including ARRY-704 (AZD8330), currently in a Phase 1 clinical trial.  The out-license and collaboration agreements with these partners provide for up-front payments, research funding, success-based milestone payments and royalties on product sales. Through collaborations, we have also invented drug candidates that are currently in clinical development including one for InterMune, Inc. (HCV, NS3/4 protease inhibitor, ITMN-191), and one for Eli Lilly and Company (formerly ICOS Corporation), IC83, a CHK-1 inhibitor.

We also have a portfolio of discovery programs that we believe will generate one to three Investigational New Drug, or IND, applications during calendar 2008.  Our discovery efforts have generated additional early-stage drug candidates that we may choose to out-license through research partnerships as we did with VentiRx Pharmaceuticals, Inc.  We believe this business strategy will enable us to receive a greater portion of the potential financial upside than our previous research collaborations while controlling development costs.  We also believe this strategy will allow us to maximize our scientific efforts and other resources on programs for which we have particular expertise or which have synergies with our other development programs.

We have built our proprietary pipeline of development and discovery programs on an investment of only approximately $189 million in research and development expenses from our inception through December 31, 2007.  Additionally, we have recognized a total of $273 million in research funding and up-front and milestone payments from our collaboration partners through December 31, 2007. Under our existing collaboration agreements, we have the potential to earn over $1.3 billion in additional milestone payments if we achieve all the drug discovery objectives detailed in these agreements, and additional royalties on any resulting product sales from 18 drug development programs.

Recent Developments

During December 2007, Array announced top line results from three randomized single agent Phase 2 studies with MEK inhibitor, AZD6244 (ARRY-886), conducted by AstraZeneca. In first-line treatment of advanced melanoma patients, AZD6244 was compared to temozolomide (Temodar®). AZD6244 demonstrated single agent anti-tumor activity with no significant difference in efficacy to temozolomide.  However, AZD6244 did not demonstrate superiority for the primary endpoint of progression free survival versus temozolomide in the overall population.  In second and third line advanced non-small cell lung cancer patients, AZD6244 was compared to pemetrexed (Alimta®) and demonstrated single agent anti-tumor activity and no significant difference in efficacy to pemetrexed.  However, AZD6244 did not demonstrate superiority for the primary endpoint of delaying disease progression versus the comparator. In third line advanced colorectal cancer, AZD6244 was compared to capecitabine (Xeloda®), and did not demonstrate superiority for the primary endpoint of delaying disease progression versus the comparator.  AstraZeneca advanced AZD6244 into six signal searching single agent trials conducted by the National Cancer Institute, including ovarian, biliary, liver, thyroid and head and neck cancers, and acute myeloid leukemia.

Business Development

We currently license certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent.

Our top 10 collaborators contributed approximately 99% of our total revenue for the three and six months ended December 31, 2007, and our current top four collaborators, Genentech, Inc., Celgene Corporation, VentiRx and Ono Pharmaceutical Co., Ltd., accounted for 47%,  17%, 17% and 15%, respectively, of our total revenue during the second quarter of fiscal year 2008. During the first six months of fiscal year 2008, Genentech, VentiRx, Ono and Celgene accounted for 52%, 18%, 16% and 10%, respectively, of our total revenue. In general, certain of our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice, including our agreements with Genentech and Celgene which can terminate on 120 and 180 days’ notice, respectively.

On September 21, 2007, we entered into a Drug Discovery and Development Agreement with Celgene. Under the agreement, Celgene made an upfront payment of $40 million, and, in return, we granted Celgene an option to select drugs developed under the collaboration that are directed to two of four mutually selected discovery targets.  We are responsible for all discovery and clinical development through Phase 1 or Phase 2a. At that time, Celgene will have the option to select drugs resulting from up to two of these four therapeutic programs and will receive exclusive worldwide rights to those drugs, except for our limited co-promotional rights in the U.S.  Additionally, we are entitled to receive, for each drug Celgene selects, potential milestone payments of approximately $200 million if certain discovery, development and regulatory milestones are achieved and $300 million if certain commercial milestones are achieved, as well as royalties on net sales. We will retain all rights to the programs not selected by Celgene. The agreement may be terminated in whole or in part with respect to individual drug development programs by Celgene upon six months’ written notice to us and by either party, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

International revenue represented 15% and 17%, respectively, of our total revenue during the first three- and six-month periods of fiscal 2008 compared to 22% and 34%, respectively, during the same periods in fiscal 2007. Our international revenue is primarily attributable to Japanese and European collaborations. International revenue decreased as a proportion of total revenues during the six months ended December 31, 2007 compared to the same period in the prior year due to the full recognition of a $3 million milestone payment from AstraZeneca for the advancement of ARRY-886 into Phase 2 clinical trials during the first quarter of fiscal 2007.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of December 31, 2007, we had an accumulated deficit of $228.5 million.

Revenue.   Collaboration revenue consists of revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license.  License and milestone revenue is combined and reported separately from collaboration revenue.

Cost of Revenue.  Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventories. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. As described further in Note 9 — Celgene Corporation, we granted Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, we report the costs associated with the Celgene collaboration as follows:  50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.  Fine chemicals consumed and inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventory periodically and, when required, write down the carrying cost of our inventory for non-marketability to estimated net realizable value through an appropriate reserve.

Research and development for proprietary drug discovery.  Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and share-based compensation. When an internal proprietary program is out-licensed, all subsequent costs of the out-licensed program are reported as cost of revenue because we report only costs for programs owned by us within research and development for proprietary drug discovery.

General and Administrative Expenses.  General and administrative expenses consist mainly of compensation, associated fringe benefits and share-based compensation, business development, accounting, information technology and administration costs, including patent prosecution, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

Future Outlook. We plan to continue to increase our investment in research and development for proprietary drug discovery to advance our product pipeline and to further enhance our clinical and regulatory capabilities. We will consider commercializing select programs with appropriate market characteristics ourselves, while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. We expect research and development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities, including expansion to an additional location in both the U.S. and in the U.K.  As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations and that, consequently, collaboration revenue will continue to decline.  We do not expect that the increase in general and administrative expenses during the six months ended December 31, 2007, which was primarily related to patent and other intellectual property costs amounting to $1.1 million, to continue during the second half of the fiscal year. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included in our annual report on Form 10-K filed with the SEC on September 13, 2007, and in other reports we file with the SEC.

Results of Operations

Three and Six Months Ended December 31, 2007 and 2006

Revenue.   Total revenue by category, as compared to the prior year period, was as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Collaboration revenue	$5,634	$7,546	(25)%	$11,255	$15,535	(28)%
License and milestone revenue	2,784	12	—	3,756	3,049	23%
Total revenue	$8,418	$7,558	11%	$15,011	$18,584	(19)%

Compared to the same periods last year, total revenue increased by approximately $860,000 for the three months ended December 31, 2007, while decreasing by approximately $3.6 million for the six-month period ended December 31, 2007. Collaboration revenue declined by $1.9 million and $4.3 million for the three and six months ended December 31, 2007, respectively, primarily due to research programs with InterMune and Takeda Chemical Industries, Ltd. that expired during the prior fiscal year. Partially offsetting these decreases were increased revenue of approximately $820,000 and $1.4 million during the three and six months ended December 31, 2007, respectively, related to our collaboration agreement with VentiRx and increased revenue from our existing program with Genentech.

License and milestone revenue increased by $2.8 million and $700,000 during the three and six months periods ended December 31, 2007, respectively, compared to the same periods during the prior year.  The increase for the three months ended December 31, 2007 was primarily due to approximately $1.4 million and $1.0 million of revenue earned pursuant to our agreements with Celgene and VentiRx, respectively, and a one-time milestone payment of $300,000 from InterMune.  For the six months ended December 31, 2007, license and milestone revenue included milestone payments of $1.4 million and $2.0 million from Celgene and VentiRx, respectively, that were offset by a milestone payment of $3.0 million from AstraZeneca earned during August 2006 which did not recur in 2007.

Share-Based Compensation.   Total share based compensation expense, as compared to the prior year period, was as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Share based compensation	$1,643	$1,191	38%	$3,025	$2,393	26%

We follow the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123(R). We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method of transition. We recorded $1.6 million ($0.03 per share) and $3.0 million ($0.06 per share), respectively, of share-based compensation expense for the three and six months ended December 31, 2007. For the same periods last year, we recorded $1.2 million ($0.03 per share) and $2.4 million ($0.06 per share), respectively.  Total share-based compensation expense has increased during the three and six- month periods ending December 31, 2007 compared to the same periods of the prior year primarily due to a higher number of options granted at higher average market prices and a higher number of shares purchased under the ESPP plan.  Share-based compensation expense is allocated among cost of revenue, research and development expenses for proprietary drug discovery and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows. For more information about SFAS 123(R), see Note 4: “Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q, as well as the section below entitled “Critical Accounting Estimates — Share-Based Compensation”.

Cost of Revenue.   Total cost of revenue, as compared to the prior year periods, was as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Cost of revenue	$5,240	$6,218	(16)%	$10,553	$12,485	(15)%

Cost of revenue decreased by approximately $978,000 and $1.9 million, respectively, during the three- and six-month periods ended December 31, 2007 over the same periods last year. This decrease was primarily the result of a reduction in the number of scientists working on external collaborations that expired in the prior fiscal year. These scientific resources were deployed in our proprietary drug development research upon expiration of these external collaborations.

During July and August 2006, we terminated our prior facility leases and executed new lease agreements with a new landlord. As a result of this transaction, we reversed a $1.6 million deferred rent liability balance and reduced our rent expense by the same amount. Because we allocate rent expense, the reduction in rent expense resulted in a decrease to cost of revenue of approximately $600,000 for the six-month period ended December 31, 2006.

Research and Development Expenses for Proprietary Drug Discovery.  Total research and development expenses for proprietary drug discovery, as compared to the prior year periods, were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Research and development for proprietary drug discovery	$20,548	$14,785	39%	$38,167	$25,638	49%

Research and development expenses for proprietary drug discovery increased by $5.8 million and $12.5 million, respectively, during the three- and six-month periods ended December 31, 2007, compared to the same periods last year. This increase was primarily due to expansion of our clinical development personnel, additional scientists and increases in outsourced pharmacology studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials. The most significant increases resulted from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our ErbB-2/EGFR (ARRY-543), MEK for inflammation (ARRY-162), p38 (ARRY-797), KSP (ARRY-520), ErbB-2 (ARRY-380) and other programs. We expect that research and development spending for proprietary drug discovery will continue to increase as we focus more resources on our proprietary drug discovery and development programs and potentially advance our programs through clinical development.

Offsetting these increases, for the same reasons as described above under cost of revenue, the reversal of the deferred rent liability balance during July and August 2006 resulted in a decrease to research and development expenses for proprietary drug discovery of approximately $850,000 for the six-month period ended December 31, 2006.

General and Administrative Expenses.  Total general and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
General and administrative expenses	$4,830	$3,283	47%	$9,207	$6,252	47%

General and administrative expenses increased by approximately $1.5 million and $3.0 million, respectively, during the three and six months ended December 31, 2007 compared to the same periods in the prior year.  The increase was primarily the result of increased spending in patent-related expenses of approximately $1.1 million and $1.3 million, for the three and six months ended December 31, 2007, respectively. As discussed above under Future Outlook, we do not expect patent-related expenses to continue to increase during the second half of fiscal 2008.  In addition, compensation and benefit related expenses also increased by approximately $400,000 and $700,000 for the three- and six-month periods, respectively.  For the three and six months ended December 31, 2007 audit, legal, and consulting expenses increased by approximately $110,000 and $580,000, respectively.

Interest Income.   Total interest income, as compared to the prior year, was as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Interest income	$2,032	$1,105	84%	$3,939	$2,177	81%

Interest income increased to $2.0 million and $4.0 million, respectively, for the three- and six-month periods ended December 31, 2007 from $1.1 million and $2.2 million, respectively, in the same periods of the prior year due to higher investment interest rates earned on higher average cash and investment balances.

Interest Expense.  Total interest expense, as compared to the prior year, was as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Interest expense	$219	$249	(12)%	$464	$489	(5)%

Interest expense decreased slightly to approximately $219,000 and $464,000 for the three- and six-month periods ended December 31, 2007, respectively, from approximately $249,000 and $489,000, respectively in the same periods of the prior year due to lower interest rates.

Liquidity and Capital Resources

	As of December 31,
	2007	2006
Cash, cash equivalents and marketable securities	$142,028	$84,400

	Six Months Ended December 31,
	2007	2006
Cash flows provided by (used in):
Operating activities	$4,097	$(20,064)
Investing activities	86,604	17,551
Financing activities	1,663	3,984

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities, equipment lines of credit and the sale of options to purchase our facilities. As of December 31, 2007, cash, cash equivalents and marketable securities totaled $142.0 million compared with $141.3 million at June 30, 2007.

Net cash provided by operating activities was $4.1 million for the six months ended December 31, 2007, compared to net cash used in operations of $20.1 million for the same period last year. During the first six months of fiscal year 2008, our net loss of $39.4 million was reduced by total net noncash charges of $4.7 million associated with depreciation, share-based compensation expense and noncash deferred rent credits. In addition, advance payments from collaborators and deferred revenue increased by $41.2 million as the result of an up-front payment of $40 million from Celgene related to our drug discovery and development agreement, and the timing of advance payments from certain other collaborators. Accrued compensation and benefits decreased by $2.3 million due to amounts disbursed for fiscal year 2007 employee bonuses as well as approximately $1.0 million of employee payroll withholdings used to purchase common stock under the Employee Stock Purchase Plan.

During the six months ended December 31, 2007, we invested $3.9 million in laboratory equipment, primarily for drug metabolism, biology and analytical research and development operations, as well as in leasehold improvements to our facilities. Purchases of marketable securities used $31.8 million in cash, while proceeds from the sale and maturity of marketable securities generated $122.2 million in cash. Financing activities provided $1.7 million resulting from the exercise of stock options under our stock option plan and issuance of shares under our Employee Stock Purchase Plan.

As of December 31, 2007, we had a $10 million term loan and $5 million of equipment advances outstanding under our Loan and Security Agreement with Comerica Bank, which currently bear interest at the rate of 5.75% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $15 million is due at maturity of the loans on June 28, 2010. We also have a revolving line of credit in the amount of $6.8 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. We have outstanding standby letters of credit of $6.7 million to secure our obligations under our facilities leases which will expire on August 31, 2016.

We believe that our existing cash, cash equivalents and marketable securities and anticipated cash flows from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

For example, our future capital requirements may be impacted if we do not receive potential milestone or royalty payments under our existing or future collaboration agreements. Our ability to realize these payments is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we or our collaborators may not be successful in progressing drug candidates through clinical development or commercializing them; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone or royalty revenue from the commercialization of these drugs.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2007:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$7,278	$14,853	$15,359	$28,526	$66,016
Purchase obligations	17,262	3,408	2,983	—	23,653
Debt obligations (including interest, using current rate of 5.75%)	862	16,294	—	—	17,156
Total obligations	$25,402	$34,555	$18,342	$28,526	$106,825

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

Purchase obligations totaling $23.7 million are primarily for outsourced preclinical studies and clinical trial costs, chemicals, and software to support our clinical trial programs.

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

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. There have been no changes during the six months ended December 31, 2007 to the items that we disclosed as critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered and undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

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

Cost of Revenue

Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventories. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. As described further in Note 9 — Celgene Corporation, we granted to Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, we report costs associated with the Celgene collaboration 50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.  Fine chemicals consumed and inventory reserve adjustments are also recorded as cost of revenue. We review the levels and values of our chemical inventory periodically and, when required, write down the carrying cost of our inventory for non-marketability to estimated net realizable value through an appropriate reserve.

Preclinical Study and Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party laboratories, medical centers, contract research organizations, or other vendors (which we refer to collectively as “CROs”).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  We accrue expenses each month for agreements involving significant costs and that bill based on milestone achievement. For preclinical studies, accruals are based upon the estimated percentage of work completed and the contract milestones remaining.  Costs for clinical study activities performed by CROs are accrued based upon the number of patients enrolled and the expected duration of the study for which they will be enrolled.  We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by CROs, correspondence with the CROs and clinical site visits. Our estimates are dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive concerning changing circumstances and conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Bonus Accruals

We have a discretionary annual bonus program for certain eligible employees. Bonuses are determined based upon various criteria, primarily the achievement of corporate objectives.  Bonus accruals are estimated based upon target bonus level percentages and management’s estimate of the probability of achieving the objectives upon which the bonuses are based.  We periodically review the progress made towards achievement of the bonus objectives. It is possible for the amount of reported bonus expense to vary significantly in future periods if changes occur in management estimates as a result of changing circumstances or events that impact all or some of the performance goals. During the first six months of fiscal 2008 ending December 31, 2007 we recorded bonus expense of $2.3 million.

Leasehold Improvements

 We amortize leasehold improvements for our Boulder and Longmont facilities over the shorter of their estimated economic useful lives or the related lease terms. We determined the lease terms under both of our facilities leases to be the original, fixed, non-cancelable ten-year lease terms. This period does not include the optional lease extension periods available to us under the lease agreements because we have determined that the exercise of these options is not reasonably assured.  Consequently, the leasehold improvements for our facilities are amortized over the original ten-year lease term as it is shorter than the remaining estimated useful life of the improvements. We periodically reassess the expected remaining useful lives of our leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, we will make appropriate adjustments to the estimated lease terms and disclosures.

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

Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under our Option Plan and discounted purchases of common stock by employees under the ESPP is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Stock-based compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount. For more information see Note 1: Summary of Significant Accounting Policies — Fair Value of Share-Based Payment Awards and Note 4: Share-Based Compensation to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q.

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

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in cash equivalents and short-term marketable securities. While our cash equivalents and marketable securities are subject to changes in market value in response to changes in interest rates, due to the nature and short-term maturities of these investments, we have concluded that there is not a material market risk exposure. However, a significant change in market interest rates could have a material impact on interest income earned on our investment portfolio. Based on outstanding investment balances at December 31, 2007, a change of 100 basis points in interest rates would result in a change in our annual interest income of approximately $1.4 million.

Included within our investment portfolio are AAA rated investments in auction rate securities. During the six months ended December 31, 2007 and subsequent thereto, auctions for $32.9 million of the investments in auction rate securities were not successful. When the auctions are not successful, the interest rate on these investments increases to LIBOR plus additional basis points as stipulated in the auction rate security agreement. While we now earn a higher contractual interest rate on these investments, these investments are not currently liquid. In the event we need to access these funds, we will not be able to until a future auction of these investments is successful, the original issuers retire these securities, or a secondary market develops for these securities. Auctions generally occur at regular intervals of approximately 28 days. We have reported these securities at their estimated fair value, using a discounted cash flow model, as currently there is not an active market for these securities.  If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. We and our investment advisor believe that these securities will be convertible to cash within the next 12 month period. While we expect that cash will be used in operations for the 2008 fiscal year, we believe that we have sufficient cash and non-auction rate instruments to fund our operations such that if these auction rate securities are not convertible to cash, we will not be compelled to liquidate these securities at a loss, or at all. We do not anticipate the current lack of liquidity on these investments will impact our ability to operate our business as planned.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At December 31, 2007, we had $15 million of long-term debt outstanding, and the interest rate on our term loan and equipment advances was 5.75%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

Our significant collaboration agreements and purchase orders are denominated in United States dollars. As a result, historically and as of December 31, 2007, we have had little or no exposure to market risk due to changes in foreign currency or exchange rates. Historically, and as of December 31, 2007, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 are effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the six months ended December 31, 2007 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of December 31, 2007, we had an accumulated deficit of $228.5 million. We had net losses of $39.4 million for the six months ended December 31, 2007, and $55.4 million, $39.6 million, and $23.2 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may increase in part due to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, VentiRx, Ono, and Celgene accounted for 52%, 18%, 16%, and 10%, respectively, of our total revenue for the six months ended December 31, 2007, and for 39%, 0%, 13%, and 0%, respectively, of our total revenue in the same period of fiscal 2007.    InterMune and AstraZeneca represented 25% and 16% of our total revenue, respectively, in the first six months of fiscal 2007 and less than 2% and 0%, respectively, during the first six months of fiscal 2008.  We expect that revenue from a limited number of collaborators, including Celgene Corporation, Genentech, VentiRx and Ono will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

A portion of our short-term investment portfolio is invested in auction rate securities and if an auction is unsuccessful for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and its credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in auction rate securities and auctions of $32.9 million par or face value of our securities have not been successful.  As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities.  An estimated decrease in fair value of approximately $920,000 has been recorded by the Company using a discounted cash flow model of its investment advisor, as currently there is not an active market for these securities. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, we may be required to adjust the carrying value of some or all of these investments through an impairment charge.

Risks Related to Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

At December 31, 2007, our directors and officers beneficially owned or controlled approximately 11.1 % of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on November 1, 2007. At that meeting, three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three Class I directors to serve a three-year term of office expiring on the date of the 2010 annual meeting of stockholders. The three nominees for Class I director were David L. Snitman, Ph.D., Gil J. Van Lunsen, and John L. Zabriskie, Ph.D. Proposal 2 was a proposal to amend the certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000. Proposal 3 was a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2008. For further information regarding the annual meeting, including the terms of office of the directors remaining in office following the meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 18, 2007. The stockholders approved the proposals as follows:

	Number of Votes
Proposal	For	Against	Abstain/ Withhold
Proposal 1 - Election of Class I directors
David L. Snitman, Ph.D.	40,116,953	—	1,015,448
Gil J. Van Lunsen	40,743,727	—	388,674
John L. Zabriskie, Ph.D.	40,730,871	—	401,530

Proposal 2 - Approval of an increase of the number of authorized shares of common stock to 120,000,000.	39,818,429	1,273,484	40,682

Proposal 3 - Ratification of the appointment of KPMG LLP	41,040,306	50,653	41,640

The term of office for each of the other directors continued after the meeting as follows: Marvin H. Caruthers, Ph.D., Robert E. Conway, Kyle A. Lefkoff (the Class II directors whose term expires at the 2008 Annual Meeting of stockholders); and Francis J. Bullock, Ph.D., Kevin Koch, Ph.D. and Douglas E. Williams, Ph.D. (the Class III directors whose term expires at the 2009 Annual Meeting of stockholders).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc. dated November 1, 2007
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated herein by reference to Annex A of the Registrant’s definitive Proxy Statement on Schedule 14A dated September 21, 2007, with respect to the annual meeting of stockholders held on November 1, 2007.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of February 2008.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)