Form 10-Q
period 2008-03-31
ARRAY BIOPHARMA INC
filed 2008-05-05
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2008, the registrant had 47,534,753 shares of common stock, par value $.001 per share, outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$67,320	$10,670
Marketable securities - short term	19,180	130,661
Accounts receivable, net	364	209
Prepaid expenses and other current assets	6,170	3,857
Total current assets	93,034	145,397

Marketable securities - long term	29,930	—
Equipment, leasehold improvements and other property, net	29,937	28,077
Long term investment	1,500	1,500
Total assets	$154,401	$174,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,517	$6,398
Advance payments from collaborators and deferred revenue	6,081	3,333
Accrued preclinical studies and clinical trials	6,771	3,681
Accrued compensation and benefits	6,511	6,771
Deferred rent - current	2,827	2,728
Other current liabilities	3,389	1,657
Total current liabilities	35,096	24,568

Advance payments from collaborators and deferred revenue - long term	31,429	29
Deferred rent - long term	25,001	27,146
Long term debt	15,000	15,000
Other long term liabilities	641	528
Total liabilities	107,167	67,271

Stockholders’ equity
Preferred stock	—	—
Common stock	47	47
Additional paid-in capital	303,115	296,767
Accumulated other comprehensive loss	(2,981)	(15)
Accumulated deficit	(252,947)	(189,096)
Total stockholders’ equity	47,234	107,703
Total liabilities and stockholders’ equity	$154,401	$174,974

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue
Collaboration revenue	$5,613	$7,813	$16,868	$23,348
License and milestone revenue	2,098	2,567	5,854	5,616
Total revenue	7,711	10,380	22,722	28,964

Operating expenses
Cost of revenue	5,725	6,164	16,278	18,649
Research and development for proprietary drug discovery	23,830	15,738	61,997	41,376
General and administrative expenses	3,737	3,270	12,944	9,522
Total operating expenses	33,292	25,172	91,219	69,547

Loss from operations	(25,581)	(14,792)	(68,497)	(40,583)

Interest income	1,342	947	5,281	3,124
Interest expense	(171)	(244)	(635)	(733)
Net loss	$(24,410)	$(14,089)	$(63,851)	$(38,192)

Basic and diluted net loss per share	$(0.51)	$(0.35)	$(1.35)	$(0.97)

Number of shares used to compute per share data	47,428	39,959	47,236	39,523

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2008	2007

Operating activities
Net loss	$(63,851)	$(38,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,550	4,774
Share-based compensation expense	4,619	3,466
Deferred rent credits	(2,046)	(3,315)
Advance payments from collaborators and deferred revenue	35,214	3,715
Changes in other operating assets and liabilities, net	4,471	(218)

Net cash used in operating activities	(17,043)	(29,770)

Investing activities
Purchases of equipment, leasehold improvements and other property	(6,410)	(3,493)
Purchases of marketable securities	(50,880)	(53,225)
Proceeds from sales and maturities of marketable securities	129,254	54,450
Net proceeds from assignment of facility purchase options	—	32,275

Net cash provided by investing activities	71,964	30,007

Financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,729	3,674
Proceeds from the issuance of long term debt	—	850

Net cash provided by financing activities	1,729	4,524

Net increase in cash and cash equivalents	56,650	4,761
Cash and cash equivalents, beginning of period	10,670	15,568

Cash and cash equivalents, end of period	$67,320	$20,329

See notes to condensed financial statements

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

(In thousands, except share and per share data, unless otherwise noted)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Array BioPharma Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any future period. These condensed financial statements and the notes thereto should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Form 10-K”) of the Company filed with the SEC on September 13, 2007.

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

Revenue Recognition

Most of the Company’s revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates under collaboration agreements with biotechnology and pharmaceutical companies. The agreements with collaboration partners generally include fees based on contracted annual rates for full time equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products resulting from the collaboration. A small portion of the Company’s revenue is generated from sales of compounds on a per-compound basis.

The Company reports revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates it out-licenses, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

The Company recognizes revenue according to SEC Staff Accounting Bulletin 104 “Revenue Recognition” (SAB 104), which amended and was preceded by Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (SAB 101), and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.  Under these guidelines, arrangements that include multiple elements are evaluated under EITF 00-21 to determine whether each element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered and undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in SAB 104. SAB 104 established four recognition criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  As provided for in SAB 104, revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight line basis over the performance period under the agreement, which is generally the research and applicable development term specified in the agreement. These advance payments are recorded and deferred as advance payments from collaborators and deferred revenue upon receipt, and are classified as a short-term or long-term liability on the balance sheet. When the performance period is not specifically identifiable in the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year, the existence or likelihood of development commitments, and other significant commitments of the Company.  The performance period for the Drug Discovery and Development Agreement with Celgene Corporation has been determined to be seven years ending September 2014 (See Note 9 – Celgene Corporation). The performance period for the Collaboration and License Agreement with VentiRx Pharmaceuticals, Inc. was determined to be one year which ended March 2008. Each of these periods coincides with the initial research and applicable development terms specified in each agreement. The Company has recognized the entire up-front payment from VentiRx under the initial agreement as revenue as of the expiration the performance period. As of March 31, 2008, the agreement with VentiRx has been extended and is ongoing. The Company periodically reviews the expected performance periods under each of the agreements that provide for up-front payments and license fees.  To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized.

For agreements that include milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the percentage of the estimated research and the development term that has elapsed to the total estimated research and applicable development term. Revenue recognition related to non-refundable license fees, and up-front payments and milestone payments could be accelerated in the event of early termination of programs, and accelerated or delayed in response to changes in estimated performance periods.

Revenue based on contracted annual rates for full time equivalent employees working on a project is recognized on a monthly basis as work is performed. Revenue from sales of Lead Generation Library and Optimer building block compounds is recognized when the compounds are shipped.

Cost of Revenue and Research and Development for Proprietary Drug Discovery

Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. Costs are allocated between cost of revenue and research and development for proprietary drug discovery based upon the activities and the time expended on these activities by our scientists. As described further in Note 9 – Celgene Corporation, the Company granted to Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, the Company reports costs associated with the Celgene collaboration as follows:  50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.

Preclinical Study and Clinical Trial Accruals

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party laboratories, medical centers, contract research organizations, or other vendors (collectively “CROs”).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  The Company accrues for each of the significant agreements it has with CROs each month.  For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones achieved.  For clinical studies, accruals are estimated based upon the number of patients enrolled and the duration of the study.  The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits.  The Company’s estimates are dependent upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, and conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial accrued expenses have been recognized to date.

Bonus Accruals

The Company has a discretionary annual bonus program for eligible employees. Bonuses are determined based upon various criteria, primarily the achievement of corporate objectives.  Bonus accruals are estimated based upon target bonus level percentages and management’s estimate of the probability of achieving the objectives upon which the bonuses are based.  The Company’s management periodically reviews the progress made towards achievement of the bonus objectives. It is possible for the amount of reported bonus expense to vary significantly in future periods if changes occur in management estimates as a result of changing circumstances or events that impact some or all of the performance goals. During the first nine months of fiscal 2008, which ended March 31, 2008, the Company recorded bonus expense of $3.5 million.

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

Under SFAS 123(R), the estimated fair value of share-based compensation under the Option Plan and the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount.  See Note 4: Share-Based Compensation.

Leasehold Improvements

The Company amortizes leasehold improvements for its facilities over the shorter of their estimated economic useful lives or the related lease terms. For this purpose, the Company determined the lease terms under both of its Colorado facilities leases to be the fixed, non-cancelable ten year lease terms. These periods do not include the optional lease extension periods because the Company has determined that the exercise of its options to extend is not reasonably assured.  Consequently, the leasehold improvements for its facilities are amortized over these periods as it is shorter than the remaining estimated useful life of the improvements.  The Company periodically reassesses the expected remaining useful lives of its leased facilities to determine whether the amortization period remains consistent with current expectations and plans, and if there is any change, the Company will make appropriate adjustments to the estimated lease terms and disclosures.

Deferred Rent

During July and August 2006, the Company terminated its Boulder and Longmont, Colorado facility leases and executed new lease agreements with a new landlord. Accordingly, the June 30, 2006 deferred rent balance of $1.6 million was reversed and recorded as a reduction to the Company’s recognized rent expense for the first quarter of fiscal 2007. Additionally, in conjunction with the execution of its new leases, the Company assigned its facility purchase options to the new landlord and, as consideration for this assignment, the Company received net proceeds of $32.3 million which was recorded as deferred rent and is being recognized on a straight-line basis as a reduction to rent expense over the related ten-year term of each of the new facilities leases. The current facilities leases provide for annual rent increases, and the average annual rent expense is recognized over the term of these leases on a straight-line basis. The current portion of the deferred rent balance reported in the balance sheet represents the amount of expected deferred rent credits to be applied as a reduction to rent expense over the next twelve-month period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, primarily accrued preclinical studies and preclinical trial expenses, which had previously been reported as accounts payable.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In June 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109.  It prescribes a recognition threshold based on the likelihood that a particular tax position will be sustained if examined and guidance on measurement of the amount of a recognizable tax benefit for tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective July 1, 2007. See Note 10 – Income Taxes for information on the impact of this statement on the Company’s financial statements.

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

Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”

In February 2007 the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition, if any.

Emerging Issues Task Force Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF 07-3 effective January 1, 2008. The adoption did not have a material effect on the Company’s financial statements.

Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”

In November 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. The Company is currently evaluating the effect that the adoption of EITF 07-1 will have on its results of operations and financial condition, if any.

Note 2: Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options. The treasury stock method is used to calculate the dilutive effect of options. Potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive. As a result of the Company’s net losses for the three and nine months ended March 31, 2008 and 2007, all potentially dilutive securities were anti-dilutive.  As of March 31, 2008 and 2007, the number of potentially dilutive securities excluded from the diluted loss per share calculations was 8,329,389 shares and 7,287,565 shares, respectively.

Note 3: Comprehensive Loss

The Company’s comprehensive loss consists of net loss and unrealized gains and losses on investments in available-for-sale marketable securities.  Comprehensive loss was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net loss	$(24,410)	$(14,089)	$(63,851)	$(38,192)
Change in unrealized gain (loss) on marketable securities	(2,061)	26	(2,966)	247
Total comprehensive loss	$(26,471)	$(14,063)	$(66,817)	$(37,945)

Note 4:  Share-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), the Company recorded and allocated employee share-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Cost of revenue	$331	$235	$978	$826
Research and development for proprietary drug discovery	874	383	2,406	1,164
General and administrative	389	455	1,235	1,476
Total share-based compensation expense	$1,594	$1,073	$4,619	$3,466

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

	Average Risk-Free Interest Rate	Dividend Yield	Average Volatility	Weighted- Average Option Life (Years)
First nine months of Fiscal Year 2008	3.64%	0%	65.0%	6.25
First nine months of Fiscal Year 2007	4.63%	0%	68.5%	6.25

A summary of activity in the Option Plan for the nine-month period ended March 31, 2008 is as follows:

Summary Details for Plan Share Options

	Number of Option Shares	Weighted- Average Exercise Price
Outstanding Balance, June 30, 2007	7,815,951	$7.54
Granted	823,800	8.83
Exercised	(247,782)	2.97
Forfeited or expired	(62,580)	10.06
Outstanding Balance, March 31, 2008	8,329,389	$7.84

Exercisable shares as of March 31, 2008	5,438,245	$7.19

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s closing stock price of $7.01 as of March 31, 2008, the last trading day of the fiscal quarter, that would have been received by the option holders had they exercised their options as of that date. The total number of “in-the-money” stock options exercisable as of March 31, 2008 was 2,139,172. The total pre-tax intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the nine-month period ended March 31, 2008 was $1,988,157. The following table summarizes significant exercise price ranges for options outstanding and currently exercisable as of March 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.24-$0.60	608,451	$0.55	$3,927,983	608,451	$0.55	$3,927,983
$ 2.44 - $4.08	527,310	3.27	1,974,094	525,889	3.27	1,968,758
$ 4.46 - $5.69	164,559	5.33	276,770	73,359	4.99	148,178
$ 5.75 - $7.10	2,036,968	6.55	943,313	942,023	6.53	450,164
$ 7.18 - $8.48	1,483,676	8.17	—	1,068,592	8.13	—
$ 8.60 - $9.84	1,617,625	9.03	—	1,541,750	9.04	—
$ 10.05 - $11.35	987,800	10.85	—	460,650	10.86	—
$ 11.67 - $12.82	682,400	12.57	—	64,100	12.56	—
$ 12.92 - $14.28	220,600	13.67	—	153,431	13.70	—
	8,329,389	$7.84	$7,122,160	5,438,245	$7.19	$6,495,083

There were 5,438,245 outstanding options exercisable at an aggregate weighted average exercise price of $7.19 per share as of March 31, 2008. Shares authorized and available for grant under the Option Plan as of March 31, 2008 were 1,876,106.

As of March 31, 2008, the weighted average remaining contractual life of stock options outstanding was approximately 6.0 years. Also as of March 31, 2008, $12.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted average period of approximately 1.7 years. Cash received from stock options exercised during the nine months ended March 31, 2008 was approximately $695,000. Cash received from the purchase of common stock under the ESPP was $1,035,000.

Note 5: Cash, Cash Equivalents and Marketable Securities

The Company’s investments include money market funds, commercial paper, auction Rate Securities, U.S. federal government obligations and domestic public corporate debt securities. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company has cash equivalents and investments in marketable securities, and all of the investments in marketable securities were classified as available-for-sale at March 31, 2008 and June 30, 2007 as follows:

	March 31,	June 30,
	2008	2007
Cash	$1,547	$929
Money market funds	37,819	3,192
Commercial paper	29,877	—
Repurchase agreements	—	6,549
Corporate debt securities	3,046	—
Auction rate securities	29,930	118,156
Federal government & agency securities	14,211	12,505
Total	116,430	141,331

Less amounts classified as cash and cash equivalents	(67,320)	(10,670)
Marketable securities	$49,110	$130,661

Marketable securities at March 31, 2008 and June 30, 2007 are shown below by contractual maturity. As discussed further below, the Company reclassified all of its auction rate securities to marketable securities, long-term in the quarter ended March 31, 2008:

	March 31,	June 30,
	2008	2007
Marketable Securities
Due in one year or less	$19,180	$118,156
Due after one year or more	29,930	12,505
Total	$49,110	$130,661

Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.  Unrealized gains or losses that are considered temporary are recorded as a separate component of cumulative other comprehensive loss in stockholders’ equity, net of related tax effects. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in interest income, net.

As of March 31, 2008, the Company had a total of $19.2 million in short - term marketable securities, and auction rate securities with a fair value of $29.9 million that are classified as long-term investments in marketable securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Historically the fair value of auction rate securities approximated par value due to frequent resets through the auction rate process.

During the nine months ended March 31, 2008 and subsequent thereto, auctions for $32.9 million par value of auction rate securities were unsuccessful. These investments are rated AAA, are current on all obligations and the Company has continued to earn and receive interest on these investments at the maximum contractual rate, which ranges based on LIBOR plus an additional 125 to 350 basis points. However, the liquidity and fair value of these investments has been negatively impacted primarily by the continued uncertainty of the credit markets and exposure to the financial condition of bond insurance companies. As a result, these investments are not currently liquid and their fair value no longer approximates their par value. In the event the Company needs to access these funds, it will not be able to do so until future auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities.

The Company has reported these securities at par or face value less an estimated decrease in fair value of $3.0 million, which was recorded as a temporary impairment. The estimated decrease in fair value was estimated by the Company’s investment advisor using a discounted cash flow pricing model, as currently there is not an active market for these securities.  The valuation model used to estimate the fair values of the auction rate securities includes numerous assumptions, such as assessments of the underlying credit and structure of each security, the bond insurers’ financial condition and rating, market discount rates, the spread between the maximum contractual interest rate and the market discount rate, workout periods and overall capital market liquidity.   These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. As a result, the fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.  If these uncertainties continue or if these securities or the bond insurers experience credit rating downgrades, the Company may recognize additional temporary impairment or may be required to recognize a permanent impairment or some or all of its auction rate securities. The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

While the Company expects cash will be used in operations for the 2008 fiscal year ending June 30, 2008, management currently believes that it has sufficient cash and non-auction rate instruments to fund its operations over the next twelve-month period such that if these auction rate securities are not convertible to cash, management will not be compelled to liquidate these securities at a loss, or at all. Although the Company does not anticipate the current lack of liquidity on these investments will impact its ability to operate its business as planned, it is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties, including the rate of investment in proprietary research and development, the timing of any milestone or royalty payments from collaborators, and the other factors discussed in greater detail below under “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and under Part II – Item 1A Risk Factors in this Form 10-Q.

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

The full $10 million term loan was advanced to the Company on June 30, 2005. As of September 2006, the Company had received the full $5 million allotment of equipment advances which was used to finance the purchase of equipment, capitalized software and tenant improvements. Interest on these loans, based upon the prime rate less 1.75%, currently 3.5% per annum, is payable in monthly installments and a balloon payment of $15 million is due on June 28, 2010.

The Company has standby letters of credit outstanding as required by the Company’s facilities leases in the amount of $6.9 million.  These standby letters of credit expire between January 31, 2014 and August 31, 2016.

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

Cash paid for interest was approximately $191,000 and $244,000 for the three months ended March 31, 2008 and 2007, respectively, and approximately $668,000 and $720,000 for the nine months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
North America	$6,413	$6,714	$18,859	$18,976
Europe	51	2,064	182	5,284
Japan and Asia-Pacific	1,247	1,602	3,681	4,704
Total revenue	$7,711	$10,380	$22,722	$28,964

The following table presents the percentage of revenue generated by our top six collaborators based on total revenue, by geographic region, in each of the comparative periods:

		Three Months Ended		Nine Months Ended
		March 31,		March 31,
Customer	Region	2008	2007	2008	2007
A	North America	50%	41%	51%	40%
B	North America	19%	0%	13%	0%
C	Japan and Asia Pacific	16%	12%	16%	12%
D	North America	14%	1%	17%	0%
E	North America	0%	22%	1%	23%
F	Sweden	0%	19%	0%	17%

Note 9: Celgene Corporation

On September 21, 2007, the Company entered into a Drug Discovery and Development Agreement with Celgene Corporation (“Celgene”). Under the agreement, Celgene made an up-front payment of $40 million to the Company, and, in return, the Company granted to Celgene an option to select drugs developed under the collaboration that are directed to two of four mutually selected discovery targets.  The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. At that time, Celgene will have the option to select drugs resulting from up to two of these four therapeutic programs and will receive exclusive worldwide rights to those drugs, except for the Company’s limited co-promotional rights in the U.S.  Additionally, the Company is entitled to receive, for each drug, potential milestone payments of $200 million if certain discovery, development and regulatory milestones are achieved, and $300 million if certain commercial milestones are achieved, as well as royalties on net sales. The Company will retain all rights to the programs not selected by Celgene. The agreement may be terminated in whole or in part with respect to individual drug development programs by Celgene upon six months’ written notice to the Company and by either party, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

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

FIN 48 became effective for the Company on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was approximately $600,000. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from inception of the Company. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate. The gross amount of unrecognized tax benefits at March 31, 2008 has not changed from the beginning of the fiscal year, and the Company does not expect any material changes in the next 12 months.

Note 11: Subsequent Event – Credit Facility and Warrant

In April 2008, the Company entered into an $80 million credit facility and issued a Warrant to Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (“Deerfield”), a healthcare investment fund.  The agreement provides for the Company to draw down the facility in two $40 million installments each in June 2008 and December 2008. Interest accrues on the total $80 million commitment as of the date of the Agreement, and continues to accrue on the principal balance outstanding from time to time under the facility. The Company must make quarterly interest payments in cash at a rate of 2 percent per annum, and pay interest accruing at 6.5 percent per annum, compounded quarterly, at maturity. Outstanding principal and unpaid interest are due in April 2014 and may be prepaid in whole or in part at any time. Prepayment of principal and accrued compound interest may be made at the Company’s option with shares of common stock, subject to certain restrictions, or in cash.

Deerfield will receive a 2.5 percent transaction fee, payable on a pro rata basis based on the disbursements made under the facility. Deerfield also received a Warrant to purchase an aggregate of six million shares of Array’s common stock at an exercise price of $ 7.54 per share, the closing price of the common stock as of the Agreement date plus a 20% premium, exercisable over a six-year term.

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

Overview

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer,  inflammatory diseases and pain.  Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins and are aimed at large market opportunities.   We currently have six drugs in our proprietary development pipeline, which are wholly owned by us.

Our six most advanced drugs that we wholly own and control consist of ARRY-797, a pan-kinase (p38) inhibitor; ARRY-162, a MEK inhibitor for inflammation; ARRY-543, a pan-ErbB (ErbB-2/EFGR) inhibitor; ARRY-520, a KSP inhibitor; ARRY-380, an ErbB-2 inhibitor for cancer; and ARRY-614, a p38/Tie 2 dual inhibitor for inflammation and for cancer. In addition, we have out-licensed to AstraZeneca PLC three MEK inhibitors for cancer – including AZD6244 (ARRY-886), currently in Phase 2 clinical trials and AZD8330 (ARRY-704), currently in a Phase 1 clinical trial.  The out-license and collaboration agreements with these partners provide for up-front payments, research funding, success-based milestone payments and royalties on product sales. Through collaborations, we have also invented drug candidates that are currently in clinical development including one for InterMune, Inc. (HCV, NS3/4 protease inhibitor, ITMN-191), and one for Eli Lilly and Company (formerly ICOS Corporation), IC83, a CHK-1 inhibitor.

We also have a portfolio of discovery programs that we believe will generate one to two Investigational New Drug, or IND, applications during calendar 2008.  Our discovery efforts have generated additional early-stage drug candidates that we may choose to out-license through research partnerships as we did with Celgene Corporation and VentiRx Pharmaceuticals, Inc.  We believe this business strategy will enable us to receive a greater portion of the potential financial upside than our previous research collaborations while controlling development costs.  We also believe this strategy will allow us to maximize our scientific efforts and other resources on programs for which we have particular expertise or which have synergies with our other development programs.

We have built our proprietary pipeline of development and discovery programs on an investment of approximately $213 million in research and development expenses from our inception through March 31, 2008.  Additionally, we have recognized a total of $281 million in research funding and up-front and milestone payments from our collaboration partners through March 31, 2008. Under our existing collaboration agreements, we have the potential to earn over $1.3 billion in additional milestone payments if we achieve all the drug discovery objectives detailed in these agreements, and additional royalties on any resulting product sales from 18 drug development programs.

Recent Developments

On March 3, 2008, we announced positive Phase 2 top-line results from a Phase 2 clinical trial evaluating the efficacy of ARRY-797, a novel, orally administered, small molecule pan-cytokine inhibitor, in patients with post-surgical dental pain. ARRY-797 achieved its primary and secondary endpoints for analgesic efficacy and was well tolerated. Based on these results, we are moving forward with a second Phase 2 acute inflammatory pain trial comparing various doses of ARRY-797 to placebo and to celecoxib. We also plan to initiate a Phase 2 study of ARRY-797 in ankylosing spondylitis, a chronic, painful, inflammatory disorder known to respond to biologic TNF inhibitors.

In January 2008, we filed an IND application for ARRY-614 with the U.S. Food & Drug Administration and have initiated a Phase 1 clinical trial.  ARRY-614, a potent, orally active p38 / Tie2 inhibitor, has shown good efficacy and a low side effect profile in preclinical models of human cancer and arthritis. The compound will initially be evaluated in a single and multiple dose escalation study in normal, healthy volunteers for safety, tolerability, exposure and inhibition of mechanism-related biomarkers.

In April 2008, we entered into a Credit Facility Agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P., which provides us with an $80 million credit facility over a six-year term that may be borrowed in two $40 million installments in June 2008 and December 2008. In connection with the Credit Facility, we issued to Deerfield a Warrant, with a six-year term, to purchase six million shares of our common stock upon execution of the Credit Facility Agreement at an exercise price of $7.54 per share, the closing price of the common stock as of the Agreement date plus a 20% premium.

Business Development

We currently license certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we license our compounds and enter into collaborations in Japan through an agent.

Our top 10 collaborators contributed approximately 99% of our total revenue for the three and nine months ended March 31, 2008, and our current top four collaborators, Genentech, Inc., Celgene Corporation, Ono Pharmaceutical Co., Ltd. And VentiRx, accounted for 50%, 19%, 16% and 14%, respectively, of our total revenue during the third quarter of fiscal year 2008. During the first nine months of fiscal year 2008, Genentech, VentiRx, Ono and Celgene accounted for 51%, 17%, 16% and 13%, respectively, of our total revenue. In general, certain of our collaborators may terminate their collaboration agreements with us on 90 to 120 days’ prior notice, including our agreements with Genentech and Celgene which can terminate on 120 and 180 days’ notice, respectively.

On September 21, 2007, we entered into a Drug Discovery and Development Agreement with Celgene. Under the agreement, Celgene made an upfront payment of $40 million, and, in return, we granted Celgene an option to select drugs developed under the collaboration that are directed to two of four mutually selected discovery targets.  We are responsible for all discovery and clinical development through Phase 1 or Phase 2a. At that time, Celgene will have the option to select drugs resulting from up to two of these four therapeutic programs and will receive exclusive worldwide rights to those drugs, except for our limited co-promotional rights in the U.S.  Additionally, we are entitled to receive, for each drug Celgene selects, potential milestone payments of $200 million if certain discovery, development and regulatory milestones are achieved and $300 million if certain commercial milestones are achieved, as well as royalties on net sales. We will retain all rights to the programs not selected by Celgene. The agreement may be terminated in whole or in part with respect to individual drug development programs by Celgene upon six months’ written notice to us and by either party, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

International revenue represented 17% of our total revenue during the first three- and nine-month periods of fiscal 2008 compared to 35% and 34%, respectively, during the same periods in fiscal 2007. Our international revenue is primarily attributable to Japanese and European collaborations. International revenue decreased as a proportion of total revenues during the three and nine months ended March 31, 2008 compared to the same periods in the prior year due to the full recognition of a $3 million milestone payment from AstraZeneca for the advancement of AZD6244 into Phase 2 clinical trials during the first quarter of fiscal 2007, as well as a $2 million milestone payment from AstraZeneca for the advancement of AZD8330 to Phase 1 clinical trials during the third quarter of fiscal 2007.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of March 31, 2008, we had an accumulated deficit of $252.9 million.

Revenue.   Collaboration revenue consists of revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license.  License and milestone revenue is combined and reported separately from collaboration revenue.

Cost of Revenue.  Cost of revenue represents research and development costs conducted for our collaborators and the cost of chemical compounds sold from our inventories. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. As described further in Note 9 – Celgene Corporation, we granted Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, we report the costs associated with the Celgene collaboration as follows:  50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.

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

Future Outlook. We plan to continue to increase our investment for development of proprietary drugs to advance our product pipeline and to further enhance our clinical and regulatory capabilities. We will consider commercializing select programs with appropriate market characteristics ourselves, while continuing to evaluate out-licensing opportunities to maximize the risk-adjusted return of our proprietary programs. We expect development for proprietary drug discovery costs to rise in connection with building our clinical and regulatory capabilities, including expansion to an additional location in both the U.S. and in the U.K.  As we devote more scientists to our proprietary research, we expect fewer scientists will be assigned to revenue generating collaborations and that, consequently, collaboration revenue will continue to decline.  We do not expect that the increase in general and administrative expenses during the nine months ended March 31, 2008, which was primarily related to patent and other intellectual property costs amounting to $2.4 million, to continue at that rate during the remainder of the fiscal year. Because of our strategy to retain other proprietary programs later in clinical development before out-licensing them or commercializing them ourselves, we may not recognize significant revenue from new out-licensing opportunities in the near term. Our statements about future events in this paragraph are subject to many risks and uncertainties, including many that are beyond our control. These risks are described more fully under the caption “Risk Factors” included in our annual report on Form 10-K filed with the SEC on September 13, 2007, and in other reports we file with the SEC.

Results of Operations

(All dollar amounts shown in the tables below are in thousands unless otherwise indicated.)

Three and Nine Months Ended March 31, 2008 and 2007

Revenue.   Total revenue by category, as compared to the prior year period, was as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Collaboration revenue	$5,613	$7,813	(28)%	$16,868	$23,348	(28)%
License and milestone revenue	2,098	2,567	(18)%	5,854	5,616	4%
Total revenue	$7,711	$10,380	(26)%	$22,722	$28,964	(22)%

Decreases in  total revenue of $2.7 million for the three months ended March 31, 2008, and of $6.2 million for the nine-month period, as well as in collaboration revenue of $2.2 million and $6.5 million, respectively, for those periods was primarily due to research programs with InterMune and Takeda Chemical Industries, Ltd. that expired during the prior fiscal year. Partially offsetting these decreases were increased revenue of approximately $370,000 and $1.1 million during the three and nine months ended March 31, 2008, respectively, related to our collaboration agreement with VentiRx.

A reduction in license and milestone revenue of approximately $469,000 during the three months ended March 31, 2008 was primarily the result of a one-time $2.0 milestone payment from AstraZeneca that was fully recognized in the prior fiscal year.  This amount was partially offset by $1.5 million of revenue earned pursuant to our agreement with Celgene.  For the nine months ended March 31, 2008, license and milestone revenue, which increased by approximately $238,000 over the prior period, included earned revenue of $2.9 million and $2.6 million from Celgene and VentiRx, respectively, that were offset by milestone payments of $5.0 million from AstraZeneca earned during August 2006 and March 2007, which did not recur in 2007.

We expect that our quarterly collaboration, license and milestone revenue will decrease by $1.2 million in future quarterly periods as a result of the expiration of our collaboration agreement with Ono.

Cost of Revenue.   Total cost of revenue, as compared to the prior year periods, was as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Cost of revenue	$5,725	$6,164	(7)%	$16,278	$18,649	(13)%

The decrease of cost of revenue of approximately $439,000 and $2.4 million during the three- and nine-month periods ended March 31, 2008, respectively, over the same periods last year was primarily the result of a reduction in the number of scientists working on external collaborations that expired in the prior fiscal year. These scientific resources were deployed in our proprietary drug development research upon expiration of these external collaborations, and we expect an additional decline in cost of revenue in future quarterly periods as a result of the expiration of our collaboration agreement with Ono.

During July and August 2006, we terminated our prior facility leases and executed new lease agreements with a new landlord. As a result of this transaction, we reversed a $1.6 million deferred rent liability balance and reduced our rent expense by the same amount. Because we allocate rent expense, the reduction in rent expense resulted in a decrease to cost of revenue of approximately $600,000 for the nine-month period ended March 31, 2007.

Research and Development Expenses for Proprietary Drug Discovery.  Total research and development expenses for proprietary drug discovery, as compared to the prior year periods, were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Research and development for proprietary drug discovery	$23,830	$15,738	51%	$61,997	$41,376	50%

Research and development expenses for proprietary drug discovery increased by $8.1 million and $20.6 million during the three- and nine-month periods ended March 31, 2008, compared to the same periods last year. This increase was primarily due to expansion of our clinical development personnel, additional scientists and increases in outsourced pharmacology and clinical trial studies supporting our expanded efforts to advance proprietary compounds into regulated safety testing and clinical trials, and deployment of existing scientific personnel previously engaged in our external collaborations. The most significant increases resulted from outsourced pharmacology studies and clinical trial related expenses supporting the advancement of our pan-kinase p38 inhibitor (ARRY-797), and, to a lesser extent, continued expenditures on other programs. We expect that research and development spending for proprietary drug discovery will continue to increase as we focus more resources on our proprietary drug discovery and development programs and potentially advance our programs through clinical development.

Offsetting these increases, for the same reasons as described above under cost of revenue, the reversal of the deferred rent liability balance during July and August 2006 resulted in a decrease to research and development expenses for proprietary drug discovery of approximately $850,000 for the nine-month period ended March 31, 2007.

General and Administrative Expenses.  Total general and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
General and administrative	$3,737	$3,270	14%	$12,944	$9,522	36%

The increase in general and administrative expenses of approximately $467,000 and $3.4 million during the three and nine months ended March 31, 2008, respectively, over the prior year were primarily the result of increased spending in patent-related expenses of approximately $144,000 and $1.5 million, for the respective periods. As discussed above under Future Outlook, we do not expect patent-related expenses to increase significantly during the remainder of fiscal 2008.  In addition, compensation and benefit related expenses increased by approximately $217,000 and $927,000 for the three- and nine-month periods, respectively, due to the addition of general and administrative personnel. Expenses incurred for professional services increased by approximately $252,000 and $933,000 for the three- and nine-month periods, respectively, due to increased audit fees related to accounting for income taxes, general legal matters associated with expansion of our clinical trials, and other costs associated with new corporate systems and human resources consulting. We do not expect that these increases will continue with the exception of legal expenses as we continue to expand our clinical relationships with clinical research organizations.

Share-Based Compensation.   Total share based compensation expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Share based compensation expense	$1,594	$1,073	49%	$4,619	$3,466	33%

We follow the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123(R). We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method of transition. We recorded $1.6 million ($0.03 per share) and $4.6 million ($0.09 per share), respectively, of share-based compensation expense for the three and nine months ended March 31, 2008. For the same periods last year, we recorded $1.1 million ($0.03 per share) and $3.5 million ($0.09 per share), respectively.  Total share-based compensation expense has increased during the three and nine month periods ending March 31, 2008 compared to the same periods of the prior year primarily due to a higher number of options granted and a higher number of shares purchased under the ESPP plan.  Share-based compensation expense is allocated among cost of revenue, research and development expenses for proprietary drug discovery and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows. For more information about SFAS 123(R), see Note 4: “Share-Based Compensation” to the Unaudited Notes to Condensed Financial Statements included in this Form 10-Q, as well as the section below entitled “Critical Accounting Estimates – Share-Based Compensation”.

Interest Income.   Total interest income, as compared to the prior year, was as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Interest income	$1,342	$947	42%	$5,281	$3,124	69%

Interest income increased to $1.3 million and $5.3 million for the three- and nine-month periods ended March 31, 2008, respectively, from the same periods of the prior year due, primarily due to higher average cash and investment balance, offset in part by lower average interest rates.

Interest Expense.  Total interest expense, as compared to the prior year, was as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Interest expense	$171	$244	(30)%	$635	$733	(13)%

Interest expense decreased to approximately $171,000 and $635,000 for the three- and nine-month periods ended March 31, 2008, respectively, due to lower interest rates.

Liquidity and Capital Resources

	As of March 31,
	2008	2007
Cash, cash equivalents, and marketable securities	$116,430	$73,883

	Nine Months Ended March 31,
	2008	2007
Cash flows provided by (used in):
Operating activities	$(17,043)	$(29,770)
Investing activities	71,964	30,007
Financing activities	1,729	4,524

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities, and to a lesser extent working capital and equipment lines of credit. As of March 31, 2008, cash, cash equivalents and marketable securities totaled $116.4 million compared with $141.3 million at June 30, 2007.

Net cash used in operating activities was $17.0 million for the nine months ended March 31, 2008, compared to $29.8 million for the same period last year. During the first nine months of fiscal year 2008, our net loss of $63.9 million was reduced by total net noncash charges of $7.1 million associated with depreciation, share-based compensation expense and noncash deferred rent credits. In addition, advance payments from collaborators and deferred revenue increased by $35.2 million as the result of an up-front payment of $40 million from Celgene related to our drug discovery and development agreement, and the recognition to date of this and advance payments from certain other collaborators. Prepaid expenses increased $2.3 million primarily due to the timing of certain up-front payments for outsourced services and supplies to support research and development for proprietary drug discovery. Accounts payable and accrued preclinical and clinical trials increased by $6.2 million as the result of the advancement of our programs through clinical development as well as the timing of payments.

During the nine months ended March 31, 2008, we invested $6.4 million in laboratory equipment, primarily for drug metabolism, biology and analytical research and development operations, as well as in leasehold improvements to our facilities. Purchases of marketable securities used $50.9 million in cash, while proceeds from the sales and maturities of marketable securities generated $129.3 million in cash. Financing activities provided $1.7 million resulting from the exercise of stock options under our stock option plan and issuance of shares under our Employee Stock Purchase Plan.

As of March 31, 2008, we had a $10 million term loan and $5 million of equipment advances outstanding under our Loan and Security Agreement with Comerica Bank, which currently bear interest at the rate of 3.5% per annum. Interest on the loans is payable in monthly installments. A balloon payment of $15 million is due at maturity of the loans on June 28, 2010. We also have a revolving line of credit in the amount of $6.75 million to support outstanding standby letters of credit that have been issued in relation to our facilities leases. We have outstanding standby letters of credit of $6.9 million to secure our obligations under our facilities leases which will expire between January 31, 2014 and August 31, 2016.

In April 2008, we entered into a Credit Facility Agreement and issued a Warrant, which provides us with an $80 million credit facility over a six-year team.

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

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash and marketable securities resources that were generated from our collaborations, lines of credit, from the proceeds of our equity offerings and other sources. In addition, we may finance future cash needs through the sale of additional debt or equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2008:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating lease obligations	$7,490	$15,899	$16,381	$24,826	$64,596
Purchase obligations	36,000	3,519	100	—	39,619
Debt obligations (including interest, using current rate of 3.5%)	525	15,656	—	—	16,181
Total obligations	$44,015	$35,074	$16,481	$24,826	$120,396

We are obligated under non-cancelable operating leases for our facilities and, to a much smaller degree, certain office equipment. Our Colorado facilities have 10–year initial lease terms, with renewal options for two additional 5-year terms, provide for annual 2% rent increases and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs.  Office equipment and storage area leases generally range from 3 to 5 years.

Purchase obligations totaling $39.6 million were primarily for outsourced preclinical studies and clinical trial costs, chemicals, and software to support our clinical trial programs.

We have standby letters of credit outstanding as required by our facilities leases in the amount of $6.9 million.  These standby letters of credit expire between January 31, 2014 and August 31, 2016 and are fully supported in part by a revolving line of credit of $6.75 million with Comerica Bank.

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

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. There have been no changes during the nine months ended

March 31, 2008 to the items that we disclosed as critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. For a summary of significant accounting policies, see Note 1: Basis of Presentation and Summary of Significant Accounting Policies – Summary of Significant Accounting Policies to the unaudited Notes to the Condensed Financial Statements included in this Form 10-Q.

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

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since a significant portion of our investments are and will be in cash equivalents and short-term marketable securities. While our cash equivalents and marketable securities are subject to changes in market value in response to changes in interest rates, due to the nature and short-term maturities of these investments, we have concluded that there is not a material market risk exposure. However, a significant change in market interest rates could have a material impact on interest income earned on our investment portfolio. Based on outstanding investment balances at March 31, 2008, a change of 100 basis points in interest rates would result in a change in our annual interest income of $1.2 million. We also hold auction rate securities, which have been classified as long term, that are subject to market risk as discussed in the following paragraph.

Included within our investment portfolio are AAA rated investments in auction rate securities. During the nine months ended March 31, 2008 and subsequent thereto, auctions for $32.9 million of the investments in auction rate securities were not successful. These investments are rated AAA, are current on all obligations and we continue to earn and receive interest on these investments at the maximum contractual rate, which ranges based on LIBOR plus an additional 125 to 350 basis points. However, the liquidity and fair value of these investments has been negatively impacted primarily by the continued uncertainty of the credit markets and exposure to the financial condition of bond insurance companies. As a result, these investments are not currently liquid and their fair value no longer approximates their par value. In the event we need to access these funds, we will not be able to do so until future auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities.

We have reported these securities at par or face value less an estimated decrease in fair value of $3.0 million, which was recorded as a temporary impairment. The estimated decrease in fair value was estimated by our investment advisor using a discounted cash flow pricing model, as currently there is not an active market for these securities.  The valuation model used to estimate the fair values of the auction rate securities includes numerous assumptions, such as assessments of the underlying credit and structure of each security, the bond insurers’ financial condition and rating, market discount rates, the spread between the maximum contractual interest rate and the market discount rate, workout periods and overall capital market liquidity.  These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. As a result, the fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.  If these uncertainties continue or if these securities or the bond insurers experience credit rating downgrades, we may recognize additional temporary impairment or may be required to recognize a permanent impairment on some or all of our auction rate securities. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

While we expect that cash will be used in operations for the 2008 fiscal year, we currently believe that we have sufficient cash and non-auction rate instruments to fund our operations over the next twelve-month period such that if these auction rate securities are not convertible to cash, we will not be compelled to liquidate these securities at a loss, or at all. Although we do not anticipate the current lack of liquidity on these investments will impact our ability to operate our business as planned, this is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties, including the rate at which we invest in proprietary research and development, the timing of any milestone or royalty payments from our collaborators, and the other factors discussed in greater detail above under “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and below under Part II – Item 1A Risk Factors in this Form 10-Q.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our credit facility. We pay interest on advances under our loan agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will not affect the fair value of our debt, but would impact future results of operations and cash flows. At March 31, 2008, we had $15 million of long-term debt outstanding, and the interest rate on our term loan and equipment advances was 3.5%. This rate is adjusted based on changes in the bank’s prime lending rate. Assuming constant debt levels, a change of 100 basis points in our interest rate would result in a change in our annual interest expense of approximately $150,000.

Our significant collaboration agreements and purchase orders are denominated in United States dollars. As a result, historically and as of March 31, 2008, we have had little or no exposure to market risk in the area of changes in foreign currency or exchange rates. Historically, and as of March 31, 2008, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 are effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely and appropriate decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the nine months ended March 31, 2008 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of March 31, 2008, we had an accumulated deficit of $252.9 million. We had net losses of $63.9 million for the nine months ended March 31, 2008, and $55.4 million, $39.6 million, and $23.2 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may increase in part due to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, VentiRx, Ono, and Celgene accounted for 51%, 17%, 16%, and 13%, respectively, of our total revenue for the nine months ended March 31, 2008, and for 40%, 0%, 12%, and 0%, respectively, of our total revenue in the same period of fiscal 2007.  InterMune and AstraZeneca represented 23% and 17% of our total revenue, respectively, in the first nine months of fiscal 2007 and 1% and 0%, respectively, during the first nine months of fiscal 2008.  In April 2008, our collaboration agreement with Ono expired, and we expect our quarterly collaboration, license and milestone revenue will decrease by $1.2 million in future quarterly periods as a result.  We expect that revenue from a limited number of collaborators, including Celgene, Genentech, and VentiRx will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

A portion of our short-term investment portfolio is invested in auction rate securities and if an auction is unsuccessful for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and its credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in auction rate securities and auctions of $32.9 million par or face value of our securities have not been successful.  As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities.  We recorded an estimated decrease in fair value of $3.0 million using a discounted cash flow model of our investment advisor, as currently there is not an active market for these securities. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, we may be required to adjust the carrying value of some or all of these investments through a permanent impairment charge.

Risks Related to Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our other stockholders.

At March 31, 2008, our directors and officers beneficially owned or controlled approximately 11.3 % of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of May 2008.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)