Form 10-Q
period 2008-09-30
ARRAY BIOPHARMA INC
filed 2008-11-04
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐ No ☒

As of October 30, 2008, the registrant had 47,587,792 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 30,	June 30,
	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$38,266	$56,448
Marketable securities	34,456	39,243
Prepaid expenses and other current assets	4,735	5,062
Total current assets	77,457	100,753

Long-term assets
Marketable securities	27,867	29,840
Property and equipment, net	29,764	30,160
Other long-term assets	2,281	2,324
Total long-term assets	59,912	62,324
Total assets	$137,369	$163,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,309	$4,661
Accrued outsourcing costs	8,596	11,280
Accrued compensation and benefits	9,066	7,503
Other accrued expenses	2,360	2,251
Deferred rent	2,864	2,718
Deferred revenue	10,859	5,994
Total current liabilities	38,054	34,407

Long-term liabilities
Deferred rent	23,782	24,537
Deferred revenue	29,675	30,000
Long-term debt, net of discount of $20,160 and $20,543 as of September 30, 2008 and June 30, 2008, respectively	37,063	35,355
Other long-term liability	749	751
Total long-term liabilities	91,269	90,643
Total liabilities	129,323	125,050

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 47,585,392 and 47,544,503 shares issued and outstanding, as of September 30, 2008 and June 30, 2008, respectively	48	48
Additional paid-in capital	306,460	304,713
Warrants	20,589	20,589
Accumulated other comprehesive income (loss)	20	(1,937)
Accumulated deficit	(319,071)	(285,386)
Total stockholders’ equity	8,046	38,027
Total liabilities and stockholders’ equity	$137,369	$163,077

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007

Revenue
Collaboration revenue	$4,238	$5,621
License and milestone revenue	1,510	972
Total revenue	5,748	6,593

Operating expenses
Cost of revenue	5,120	5,313
Research and development for proprietary drug discovery	24,509	17,619
General and administrative	4,492	4,377
Total operating expenses	34,121	27,309

Loss from operations	(28,373)	(20,716)

Other income (expense)
Impairment of marketable securities	(3,910)	-
Interest income	878	1,907
Interest expense	(2,280)	(245)
Total other income (expense)	(5,312)	1,662

Net loss	$(33,685)	$(19,054)

Change in unrealized loss on marketable securities	1,957	15

Comprehensive loss	$(31,728)	$(19,039)

Weighted average shares outstanding - basic and diluted	47,573	47,109

Net loss per share - basic and diluted	$(0.71)	$(0.40)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Stockholders’ Equity

(Amounts in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income (Loss)	Deficit	Total

Balance as of June 30, 2008	-	$-	47,545	$48	$304,713	$20,589	$(1,937)	$(285,386)	$38,027
Issuance of common stock under stock option and employee stock purchase plans	-	-	40	-	247	-	-	-	247
Share-based compensation expense	-	-	-	-	1,500	-	-	-	1,500
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-	1,957	-	1,957
Net loss	-	-	-	-	-	-	-	(33,685)	(33,685)

Balance as of September 30, 2008	-	$-	47,585	$48	$306,460	$20,589	$20	$(319,071)	$8,046

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(33,685)	$(19,054)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,619	1,497
Non-cash interest expense for the Deerfield Credit Facility	1,708	-
Share-based compensation expense	1,500	1,382
Impairment of marketable securities	3,910	-
Loss on disposal of property and equipment	11	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	651	122
Accounts payable	(566)	(564)
Accrued outsourcing costs	(2,684)	422
Accrued compensation and benefits	1,563	1,668
Other accrued expenses	155	708
Deferred rent liabilites	(609)	(680)
Deferred revenue	4,540	42,778
Net cash (used in) provided by operating activities	(21,887)	28,279

Cash flows from investing activities
Purchases of property and equiment	(1,020)	(1,806)
Purchases of marketable securities	(10,522)	(24,825)
Proceeds from sales and maturities of marketable securities	15,000	105,840
Net cash provided by investing activities	3,458	79,209

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	247	446
Net cash provided by financing activities	247	446

Net increase (decrease) in cash and cash equivalents	(18,182)	107,934
Cash and cash equivalents as of beginning of period	56,448	10,670
Cash and cash equivalents as of end of period	$38,266	$118,604

Supplemental disclosure of cash flow information
Cash paid for interest on long-term debt	$525	$249

Supplemental disclosure of non-cash investing information
Property and equipment acquisitions included in accounts payable	$454	$551

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. (“the Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer, inflammatory and metabolic diseases.  The Company’s proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins. In addition, leading pharmaceutical and biotechnology companies partner with the Company to discover and develop drug candidates across a broad range of therapeutic areas.

Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S.”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2008 and 2007. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 15, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although management bases these estimates on historical data and other assumptions believed to be reasonable under the circumstances, actual results could differ significantly from these estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, current and long-term marketable securities, trade receivables and payables, accrued expenses, long-term debt and warrants.  The carrying amounts of the Company’s cash equivalents, trade receivables and payables and accrued expenses approximate their fair value due to the short-term nature of these instruments.

We periodically review the realizability of each short-term and long-term marketable security when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. See Note 3 for further information.

The carrying value of the long-term debt with variable interest rates approximates its fair value because the interest rates approximate the current market rates.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

The fair value of the Company’s long-term debt with fixed interest rates is estimated by discounting the projected cash flows using the rate at which similar debt could currently be borrowed. The fair value of the Company’s warrants was determined using the Black-Scholes option pricing model.  However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates disclosed in Note 4 are not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Marketable Securities

The Company has designated the marketable securities held by the Company as of September 30, 2008 and 2007 as available-for-sale securities for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and SFAS No. 157. Fair Value Measurements (“SFAS 157”), which was adopted by the Company on July 1, 2008 and is applied prospectively beginning with the first quarter of fiscal 2009.  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.

Marketable securities that are readily available for use in current operations are classified as short-term available for sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.  The Company concluded that certain of its investments in auction rate securities (“ARS”) are not available for use in current operations due to unsuccessful auctions and therefore has reported them as a component of long-term assets in the accompanying Condensed Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Equity until their disposition.  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are reported in Interest Income or Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred.  Declines in value judged to be other-than-temporary on securities available-for-sale are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred.  Declines in value considered to be temporary on securities available for sale are reported in Accumulated Other Comprehensive Loss in the accompanying Condensed Balance Sheets.  The cost of securities sold is based on the specific identification method.  See Note 3 for additional information about the Company’s investments in ARS that are not considered available for use in current operations.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of five percent of the total portfolio. All of the Company’s securities at the purchase date must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poor’s.

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

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

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

Operating Leases

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term.  Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon when amortization of the deferred rent is expected to occur.

Share-Based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). The Company adopted SFAS 123(R) on July 1, 2005 using the modified prospective method of transition. Under this method, compensation expense recognized beginning with the effective date of adoption of SFAS 123(R) includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of, July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based payments granted on or after July 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation arrangements covered by SFAS 123(R) include stock options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by its employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (the “ESPP”).

Under SFAS 123(R), the estimated fair value of share-based compensation under the Option Plan and the ESPP, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

and the percentage of the purchase discount. See Note 6 below for more information on the impact of the Company’s share-based compensation plans on the Company’s Condensed Financial Statements.

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

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”). SAB 104 in turn established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are deferred and recorded as advance payments from collaborators upon receipt, pending recognition, and are classified as a short-term or long-term liability on the accompanying Condensed Balance Sheets. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the Company.

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

Cost of Revenue

Cost of revenue represents research and development conducted for the Company’s collaborators and the cost of chemical compounds sold. These costs consist mainly of compensation, associated fringe

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development for Proprietary Drug Discovery based upon the respective time spent on each by its scientists on development conducted for its collaborators and for its internal proprietary programs, respectively.

Where the Company’s collaboration agreements provide for it to conduct development of drug candidates, and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total compounds under the agreement that may be selected by the partner. For example, as described further in Note 6 to the Financial Statements in the Company’s Annual Report on 10-K, the Company granted to Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, the Company reports costs associated with the Celgene collaboration as follows:  50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.

Research and Development for Proprietary Drug Discovery Costs

Research and development for proprietary drug discovery costs are expensed as incurred, and consist of direct and indirect internal costs related to specific projects, as well as fees paid to other entities that conduct research activities on the Company’s behalf.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010 ending September 30, 2009, and will apply this standard on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”).  EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of operations classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 requires companies to apply EITF 07-1 as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this EITF beginning in the first quarter of fiscal 2010 (July 1, 2009).  The Company does not believe the adoption will have a material impact on its results of operations, cash flows and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

permits entities to choose to measure many financial instruments and certain other non-financial assets or liabilities at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The decision about whether to elect the fair value option is generally: (i) applied instrument by instrument; (ii) irrevocable (unless a new election date occurs), and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments for which the fair value option is elected must be valued each period and changes are reflected on the income statement. SFAS 159 was effective for the Company beginning in July 2008. The Company has not elected the fair value option for any of its financial instruments.

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

Geographic Information

The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (amounts in thousands):

	Three Months Ended September 30,
	2008	2007

North America	$5,705	$5,327
Europe	38	60
Asia Pacific	5	1,206
	$5,748	$6,593

Significant Collaborators

The Company had two and three collaborators that contributed greater than 10% of total revenue for each of the three months ended September 30, 2008 and 2007, respectively.  The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended September 30,
	2008	2007

Genentech, Inc.	68.4%	59.3%
Celgene Corporation	24.9%	0.0%
VentiRx Pharmaceuticals, Inc.	4.6%	19.8%
Ono Pharmaceuticals Co., Ltd.	0.0%	18.2%
	97.9%	97.3%

The loss of one or more of its significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral, though most collaborators pay in advance. Although the Company is impacted by economic conditions in

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2008.

NOTE 3 - MARKETABLE SECURITIES

The Company’s investments include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and ARS. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company’s investments in marketable securities were all classified as available-for-sale as of September 30, 2008 and June 30, 2008, and beginning in the first quarter of fiscal 2009, the Company determined the fair value of its marketable securities in accordance with SFAS 157, which is discussed in more detail below.

Marketable securities consisted of the following as of September 30, 2008 (amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$17,970	$7	$(11)	$17,966
Corporate commercial paper securities	12,455	24	-	12,479
Corporate debt securities	3,750	-	-	3,750
Mutual fund securities	261	-	-	261
Sub-total	34,436	31	(11)	34,456

Long-term available-for-sale securities:
Auction rate securities	27,118	-	-	27,118
Mutual fund securities	749	-	-	749
Sub-total	27,867	-	-	27,867

Total	$62,303	$31	$(11)	$62,323

The fair value measurement categories of these marketable securities as outlined in SFAS 157 as of September 30, 2008 were as follows (amounts in thousands):

September 30,
2008

Quoted prices in active markets for identical assets (Level 1)	$35,205
Significant unobservable inputs (Level 3)	27,118
$62,323

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

Marketable securities consisted of the following as of June 30, 2008 (amounts in thousands):

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Corporate commercial paper securities	$9,457	$9	$-	$9,466
U.S. Government agency securities	23,801	1	(4)	23,798
Corporate debt securities and other	5,983	-	(4)	5,979
Sub-total	39,241	10	(8)	39,243

Long-term available-for-sale securities:
Auction rate securities	31,028	-	(1,939)	29,089
Mutual fund securities	751	-	-	751
Sub-total	31,779	-	(1,939)	29,840

Total	$71,020	$10	$(1,947)	$69,083

Marketable securities in an unrealized loss position as of September 30, 2008 and June 30, 2008 were as follows (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
	Gross	Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Balances as of September 30, 2008
U.S. Government agency securities	$9,994	$(11)	$-	$-	$9,994	$(11)

Balances as of June 30, 2008
Auction rate securities	$4,760	$(241)	$24,329	$(1,706)	$29,089	$(1,947)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2008 is as follows (amounts in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$34,436	$34,456
Due in one year to three years	749	749
Due in four years to eight years	-	-
Due after 10 years or more	27,118	27,118
	$62,303	$62,323

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

Auction Rate Securities

During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities with a par value of $32.9 million, were unsuccessful.  During the first quarter of fiscal 2009, auctions for the ARS that the Company holds were suspended.  The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through the first quarter of fiscal 2009. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid. In the event the Company needs to access these funds, it will not be able to do so until auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities.

Since there was no active market data for the Company’s ARS as of June 30, 2008, the Company estimated the fair values for these securities, which is defined as an exit price between willing market participants, using a discounted cash flow method. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium. In determining fair value, the Company analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. The Company also considered the valuations prepared by its third party investment advisor who maintains custody of these securities and conducts the related auctions.

Based on its fair value analysis and fair value estimates as of June 30, 2008, the Company recorded an other-than-temporary impairment of $1.9 million on two of its ARS, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets.

To assist in its determination of fair value of the ARS in accordance with SFAS 157, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS. Under SFAS 157, the fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date.  The fair value of the ARS was calculated using a discounted cash flow method under the income method approach.  Under the fair value hierarchy established by SFAS 157, the Company’s ARS are measured as of September 30, 2008 using Level 3, or unobservable, inputs as there is no active market for the securities.  The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium. In determining fair value, the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment were analyzed.

Based on this analysis and estimates of fair value as of September 30, 2008, the Company realized $1.9 million of the other-than-temporary losses previously recorded in Accumulated Other Comprehensive Income in the Company’s Balance Sheets and the Company recorded an additional other-than-temporary impairment charge of $2.0 million on its ARS, for a total charge to earnings of $3.9 million.  This charge is summarized below (amounts in thousands):

Losses attributable to the change in unrealized losses	$(1,939)
Additional current period losses	(1,971)
$(3,910)

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

A rollforward of the ARS from June 30, 2008 to September 30, 2008 follows (amounts in thousands):

Balance as of June 30, 2008	$29,089
Less: Current period losses included in earnings	(1,971)
Balance as of September 30, 2008	$27,118

On October 27, 2008, the credit rating on one of the ARS was downgraded, which the Company expects will result in a decrease to the ARS fair value by approximately $500 thousand.

While the Company believes that the estimates used in its fair value analysis are reasonable, a change in any of the assumptions underlying its estimates would result in different fair value estimates for the ARS and could result in additional temporary or other-than-temporary impairment charges.

While the Company expects cash will be used in operations for the fiscal year ending June 30, 2009, management currently believes that it has sufficient cash, liquid marketable securities and available drawdowns on its Credit Facility (discussed further in Note 4) to fund its operations over the next 12-month period such that the Company will not be compelled to liquidate the ARS it holds.

NOTE 4 – LONG-TERM DEBT

Long-term debt in the accompanying Condensed Balance Sheets consists of the following (amounts in thousands):

	September 30,	June 30,
	2008	2008

Credit facility	$42,223	$40,898
Term loan	10,000	10,000
Equipment line of credit	5,000	5,000
Long-term debt, gross	57,223	55,898
Less: Unamortized discount on credit facility	(20,160)	(20,543)
Long-term debt, net	37,063	35,355
Less: Current portion	-	-
Long-term debt	$37,063	$35,355

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

Credit Facility and Warrants

In April 2008, the Company entered into a six-year Credit Facility (“Credit Facility”) with, and issued warrants to, Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively “Deerfield”), a health care investment fund. The Company may borrow a total of $80 million under the Credit Facility in two $40 million payments in June 2008 and December 2008. The Company makes quarterly payments of simple interest from the date of the Credit Facility agreement, at a 2.0% annual rate, on the total Credit Facility of $80 million.  In addition, interest is compounded quarterly, at a 6.5% annual rate, on the total Credit Facility of $80 million, and is added to the outstanding principal loan balance through repayment.  The outstanding principal and interest is due on or before April 2014 and, at the Company’s option, can be repaid at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash.  A 2.5% transaction fee of the amounts borrowed is payable to Deerfield at the time the Company borrows under the facility.

As of September 30, 2008, the Company has borrowed $40 million under the Credit Facility and has paid a transaction fee of $1 million.  Other direct issuance costs in connection with the transaction were not significant and were expensed as incurred. The Company recognized a total of $2.1 million in interest expense during the three months ended September 30, 2008 for the Credit Facility. The Credit Facility is secured by a second priority security interest in the Company’s assets including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets.

The Credit Facility agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Credit Facility agreement restricts the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Credit Facility agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company’s total cash and cash equivalents and marketable securities at the end of a fiscal quarter fall below $40 million, all amounts outstanding under the Credit Facility become immediately due and payable.

In consideration for providing the Credit Facility, the Company issued warrants to Deerfield to purchase 6,000,000 shares of common stock at a price of $7.54 per share, which may be exercised at any time during a six year period from the date of the Facility Agreement. Pursuant to Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants, the Company allocated the total proceeds of $80 million between the convertible debt and the warrants based upon their relative estimated fair values.

The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions:

•                  A risk-free interest rate of 3.3%;

•                  Volatility of 63.9%;

•                  Expected life of six years; and

•                  A zero dividend yield.

The warrants were recognized as equity under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and are reported within Stockholders’ Equity in the accompanying Condensed Balance Sheets. The fair value of the warrants has been recognized as debt discount in the accompanying Condensed Balance Sheets and is amortized to interest expense over the six year term of the Credit Facility.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

There was approximately $384 thousand of interest amortization expense recognized during the three months ended September 30, 2008, and as of September 30, 2008 the warrants have not been exercised.

Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank dated June 28, 2005, as amended on July 7, 2006 and on June 6, 2008. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 3.25% per annum and a maturity date of June 28, 2010. Up to $5 million in equipment advances were available to the Company through December 28, 2006 to finance the purchase of equipment, capitalized software and tenant improvements. As of June 30, 2007, the Company had received $5.0 million of equipment advances, which currently have an interest rate of 3.25% per annum and a maturity date of June 28, 2010. Three revolving lines of credit totaling $6.9 million have been issued  to support outstanding standby letters of credit in relation to the Company’s facilities leases. One standby letter of credit expires on January 31, 2014 and the remaining two expire on August 31, 2016.

The outstanding balances under the term loan, the equipment advances and the revolving line of credit bear interest on a monthly basis at one of the following interest rates elected by the Company from time to time:

•                  A rate equal to 1.75% below the Prime “Base Rate” as quoted by Comerica Bank from time to time; or

•                  A rate equal to 1.00% above Comerica Bank’s LIBOR rate, which would remain in effect during the relevant LIBOR period; or

•                  A rate equal to 1.25% above Comerica Bank’s Cost of Funds rate, which would remain in effect during the relevant Cost of Funds period.

Should the Company maintain less than $10 million at Comerica Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than shown above.  Interest is payable monthly on the outstanding borrowings.

If the Company’s total cash, cash equivalents and marketable securities, including those invested at Comerica Bank, falls below $40 million, between $30 million and $25 million, or below $25 million, the minimum required balance maintained at Comerica Bank is $2 million, $8.5 million and $17 million, respectively. If the Company’s total cash, cash equivalents and marketable securities, including those invested at Comerica Bank, falls below $20 million, the loans become due.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement restricts the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2008

(Unaudited)

Commitment Schedule

A summary of the Company’s commitments under the Credit Facility agreement and the Loan and Security Agreement is as follows (amounts in thousands):

2009	$-
2010	15,000
2011	-
2012	-
2013	-
Thereafter	42,223
$57,223

NOTE 5 – NET LOSS PER SHARE

As a result of the Company’s net losses for the three-month periods ended September 30, 2008 and 2007, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of potentially dilutive common stock equivalents excluded from the diluted loss per share calculations was 10,596,711 shares and 7,950,162 shares for the three months ended September 30, 2008 and 2007, respectively.

NOTE 6 – SHARE BASED COMPENSATION EXPENSE

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and applied the modified prospective method for expensing share-based compensation.  See Note 12 to the Company’s audited financial statements included in its annual report on Form 10-K for the year ended June 30, 2008 for more information about the assumptions used by the Company under its valuation methodology.   During the three months ended September 30, 2008, the Company made no material changes to these assumptions.

During the three months ended September 30, 2008 and 2007, the Company issued new stock option grants totaling 1.2 million shares and 217 thousand shares, respectively.  The Company recognized compensation expense related to stock options of $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $11.9 million of total unrecognized compensation expense (including the impact of expected forfeitures as required by SFAS 123(R)) related to unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 1.8 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of our internal proprietary drug discovery activities, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this quarterly report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs aimed at large market opportunities.  Our proprietary drug development pipeline includes clinical candidates that are designed to treat patients afflicted with cancer, inflammatory and metabolic diseases.  In addition, leading pharmaceutical and biotechnology companies collaborate with us to discover and develop drug candidates across a broad range of therapeutic areas.  The seven most advanced wholly-owned programs in our development pipeline are as follows:

1.               ARRY-797, a p38 inhibitor and pan-cytokine modulator for inflammation and for pain;

2.               ARRY-162, a MEK inhibitor for inflammation;

3.               ARRY-543, an ErbB family (EFGR / ErbB-2) inhibitor for cancer;

4.               ARRY-520, a KSP inhibitor for cancer;

5.               ARRY-614, a p38/Tie 2 dual inhibitor for cancer and/or inflammation;

6.               ARRY-380, an ErbB-2 inhibitor for cancer; and

7.               ARRY-403, a glucokinase inhibitor for Type II diabetes.

We also have a portfolio of drug discovery programs that we believe will generate one to three Investigational New Drug, or IND, applications each year. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND.

We have built our proprietary pipeline of research and development programs on an investment of approximately $264.5 million from our inception through September 30, 2008. Over the past three fiscal years, research and development expenses have significantly increased year over year to support our clinical development efforts and were $90.3 million for fiscal 2008, compared to $57.5 million for fiscal 2007 and $33.4 million for fiscal 2006.  We have also had quarter over quarter increases in research and development expenses for the three months ended September 30, 2008 and 2007.  Research and development expenses for those periods were $24.5 million and $17.6 million, respectively.

Additionally, we have received a total of $331.8 million in research funding and in up-front and milestone payments from our collaboration partners through September 30, 2008. Under our existing collaboration agreements, we have the potential to earn over $1.4 billion in additional milestone payments if we achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 20 drug development programs.

Our significant existing collaborators include:

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

Our fiscal year ends on June 30 each year. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2008 refers to the fiscal year ended June 30, 2008 and the first quarter of fiscal 2009 refers to the quarter ended September 30, 2008.

Business Development and Collaborator Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In addition, we may license our compounds and enter into collaborations in Japan through an agent.

We had two and three collaborators that contributed greater than 10% of total revenue for each of the three months ended September 30, 2008 and 2007, respectively.  The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended September 30,
	2008	2007

Genentech, Inc.	68.4%	59.3%
Celgene Corporation	24.9%	0.0%
VentiRx Pharmaceuticals, Inc.	4.6%	19.8%
Ono Pharmaceuticals Co., Ltd.	0.0%	18.2%
	97.9%	97.3%

In general, certain of our collaborators may terminate their collaboration agreements with 90 to 120 days’ prior notice.  Our agreement with Genentech can be terminated with 120 days’ notice.  Celgene may terminate its agreement with us with six months notice.

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (in thousands):

	Three Months Ended September 30,
	2008	2007

North America	$5,705	$5,327
Europe	38	60
Asia Pacific	5	1,206
	$5,748	$6,593

All of our collaboration agreements are denominated in U.S. dollars.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of September 30, 2008, we had an accumulated deficit of $319.1 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our accompanying unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

Below is a discussion of the policies and estimates that we believe may involve a high degree of judgment and complexity.

Revenue Recognition

Most of our revenue is derived from designing, creating, optimizing, evaluating and developing drug candidates for our collaborators. Our agreements with our collaboration partners include fees based on contracted annual rates for full time equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from sales of compounds on a per-compound basis.  We report revenue for lead generation and lead optimization research, process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as collaboration revenue. License and milestone revenue is combined and reported separately from collaboration revenue.

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the undelivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 in turn established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

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

We determined that the performance period applicable to our agreement with Celgene Corporation is seven years ending September 2014. We determined the performance period for our collaboration and licensing agreement with VentiRx to be one year ended in March 2008. Each of these periods coincides with the research terms specified in each licensing agreement.

Under our agreement with VentiRx, we received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering. Both the technology access fee and the value of the preferred stock were recorded as advance payments from collaborators and deferred revenue, and were recognized as revenue on a straight-line basis over the estimated one-year research term.  The preferred stock has been recorded in Other Long-term Assets in the accompanying Condensed Balance Sheets.

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

Revenue from sales of Optimer building blocks is generally recognized as the compounds are shipped. We recognize revenue that is based on contracted annual rates for full time equivalent employees working on a project on a monthly basis as work is performed.

Cost of Revenue and Research and Development for Proprietary Drug Discovery

Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold. These costs consist mainly of compensation, associated fringe benefits, share-based compensation and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. We allocate discovery costs between cost of revenue and research and development for proprietary drug discovery based upon the respective time spent on each activity by our scientists.

For collaboration agreements under which we conduct development of drug candidates and grant our partner an option to select one or more candidates for further development and commercialization, we attribute a portion of our research and development costs to cost of revenue based on the percentage of total compounds under the agreement that may be selected by the partner.  For example, we granted to

Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, we report costs associated with the Celgene collaboration as follows:  50% of cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.  For a further discussion of this transaction, see Note 6 to our audited financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2008.

Investments in Marketable Securities

Our investments include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and auction rate securities, or ARS. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest Income or Interest Expense, as appropriate, in the accompanying Condensed Financial Statements.  Temporary impairments are recognized in Other Comprehensive Loss and other-than-temporary impairments are recognized in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss.  All of our investments in marketable securities are held in our name at a limited number of financial institutions.

Included within long-term marketable securities are ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all ARS, amounting to seven securities with a par value of $32.9 million, were unsuccessful. We recorded an other-than-temporary impairment charge of $1.9 million as of June 30, 2008 on two of our ARS, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets. We recorded an additional other-than-temporary impairment of $3.9 million as of September 30, 2008, primarily due to the same factors. See Note 3 to our unaudited financial statements included in this quarterly report for more information about the determination of fair value of our ARS.

While we now earn a higher contractual interest rate on these ARS investments, auctions for these investments have been suspended and they are not currently liquid. In the event we need to access these funds, we will not be able to do so until auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities. Therefore, they are classified as Marketable Securities – Long Term in the accompanying Condensed Balance Sheets as of September 30, 2008 and June 30, 2008.

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

A summary of our revenue follows (amounts in thousands):

	Three Months Ended September 30,		Change 2008 vs. 2007
	2008	2007	$	%

Collaboration revenue	$4,238	$5,621	$(1,383)	(24.6%)
License and milestone revenue	1,510	972	538	55.3%
Total revenue	$5,748	$6,593	$(845)	(12.8%)

Collaboration revenue decreased by $1.2 million due to the expiration of our collaboration with Ono during the fourth quarter of fiscal 2008.  Additionally, collaboration revenue from the sale of Optimer building blocks decreased by approximately $60 thousand compared to the first quarter of 2007.  Collaboration revenue is expected to further decline in fiscal 2009 as we continue to focus on our own discovery and development programs.

License and milestone revenue increased by approximately $538 thousand due to increased revenue of $1.4 million from our collaborations with Celgene.  Largely offsetting this increase was a decrease of $1.0 million from our collaboration with VentiRx.  During the first quarter of fiscal 2008, we recognized $960 thousand of the total $3.6 million milestone payment from VentiRx.  This milestone payment was recognized in full during the third quarter of fiscal 2008 and, therefore, there was no such recognition in the current quarter.

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

A summary of our cost of revenue follows (amounts in thousands):

	Three Months Ended September 30,		Change 2008 vs. 2007
	2008	2007	$	%

Cost of revenue	$5,120	$5,313	$(193)	(3.6%)
Cost of revenue as a percentage of total revenue	89.1%	80.6%

Cost of revenue remained consistent with the same period in the prior year in constant dollars.  As a percentage of revenue, cost of revenue increased from 80.6% to 89.1% for the three months ended September 30, 2008 and 2007.  This increase is due to the decrease in license revenue from VentiRx discussed above as this revenue had no cost associated with it.

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

	Three Months Ended September 30,		Change 2008 vs. 2007
	2008	2007	$	%

Salaries, benefits and share-based compensation	$9,975	$7,544	$2,431	32.2%
Outsourced services and consulting	8,043	5,328	2,715	51.0%
Laboratory supplies	3,294	2,041	1,253	61.4%
Facilities and depreciation	2,652	2,313	339	14.7%
Other	545	393	152	38.7%
Total research and development for proprietary drug discovery	$24,509	$17,619	$6,890	39.1%

Research and development expenses for proprietary drug discovery increased 39.1% over the same period in the prior fiscal year as a result of advancing our proprietary research. We have continued to expand our clinical development group and initiated an increased quantity of clinical trials. Additionally, we have moved into more advanced clinical trials and increased the amount of outsourced pharmacology to advance our proprietary development compounds. The most significant increases resulted in the advancement of our seven most advanced programs:

1.     ARRY-797, a p38 inhibitor and pan-cytokine modulator for inflammation and for pain;

2.     ARRY-162, a MEK inhibitor for inflammation;

3.     ARRY-543, an ErbB family (EFGR / ErbB-2) inhibitor for cancer;

4.     ARRY-520, a KSP inhibitor for cancer;

5.     ARRY-614, a p38/Tie 2 dual inhibitor for cancer and/or inflammation;

6.     ARRY-380, an ErbB-2 inhibitor for cancer; and

7.     ARRY-403, a glucokinase inhibitor for Type II diabetes.

We expect that research and development for proprietary drug discovery spending will continue to increase in fiscal 2009 as we focus more resources on our proprietary drug discovery and development programs and advancing our programs through clinical development.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of revenue or research and development for proprietary drug discovery expenses and include other management, business development, accounting, information technology and administration costs, including the establishment and protection of patents, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

A summary of our general and administrative expenses follows (amounts in thousands):

	Three Months Ended September 30,		Change 2008 vs. 2007
	2008	2007	$	%

General and administrative	$4,492	$4,377	$115	2.6%

General and administrative expenses remained consistent with the same period in the prior year.

Other Income (Expense)

A summary of our other income (expense) follows (amounts in thousands):

	Three Months Ended September 30,		Change 2008 vs. 2007
	2008	2007	$	%

Impairment of marketable securities	$(3,910)	$-	$(3,910)	0.0%
Interest income	878	1,907	(1,029)	(54.0%)
Interest expense	(2,280)	(245)	(2,035)	830.6%
Total other income (expense)	$(5,312)	$1,662	$(6,974)	(419.6%)

For the three months ended September 30, 2008, we recorded an other-than-temporary impairment of certain ARS of $3.9 million. There was no similar charge in the same period of the prior year.  Interest income decreased in the first quarter of fiscal 2009 compared to same period in fiscal 2008 primarily due to lower effective interest rates and lower average cash, cash equivalent and investment balances.  Interest expense increased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 due to increased borrowings under the Deerfield Credit Facility in April 2008.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and through our credit facilities.

Our future capital requirements may be impacted if we do not receive milestone or royalty payments under our existing or future collaboration agreements or if we are unable to enter into partnering agreements that include upfront fees and milestone or royalty payments when anticipated. Our ability to realize these payments is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

We believe that our existing cash, cash equivalents and marketable securities, available drawdowms on our Credit Facility and anticipated cash from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•      The rate at which we invest in our development programs;

•      Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates, and the timing of payments under those agreements throughout each candidate’s development stage;

•      The number and scope of our research and development programs;

•      The progress and success of our preclinical and clinical development activities;

•      The number and scope of phase 2 and phase 3 clinical studies we may decide to run;

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

•      The costs of establishing clinical development and distribution or commercialization capabilities; and

•      The expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, general economic and market conditions and the extent to which we acquire or invest in other businesses, products and technologies.

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we expect to continue to utilize our existing cash, cash equivalents and marketable securities that were primarily generated from the proceeds of credit facilities and our equity offerings and from our collaborations. In addition, we may finance future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash, cash equivalents and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

The following discussion highlights our cash and cash flow activities as of September 30, 2008 and June 30, 2008, and during the three months ended September 30, 2008 and 2007.

Cash, Cash Equivalents and Marketable Securities

We consider short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase to be cash equivalents.

Marketable securities classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased.  Marketable securities classified as long-term consist primarily of ARS.

Following is a summary of our cash, cash equivalents and marketable securities (amounts in thousands):

	September 30,	June 30,
	2008	2008	$ Change	% Change

Cash and cash equivalents	$38,266	$56,448	$(18,182)	(32.2%)
Marketable securities - short-term	34,456	39,243	(4,787)	(12.2%)
Marketable securities - long-term	27,867	29,840	(1,973)	0.0%
Total	$100,589	$125,531	$(24,942)	(19.9%)

Cash Flow Activities

Following is a summary of our cash flow activities (amounts in thousands):

	Three Months Ended September 30,		Change 2008 vs. 2007
	2008	2007	$	%

Cash flows provided by (used in):
Operating activities	$(21,887)	$28,279	$(50,166)	(177.4%)
Investing activities	3,458	79,209	(75,751)	(95.6%)
Financing activities	247	446	(199)	(44.6%)
Total	$(18,182)	$107,934	$(126,116)	(116.8%)

Net cash used in operating activities for the three months ended September 30, 2008 was $21.9 million, compared to $28.3 million of net cash provided by operating activities for the same period in fiscal 2008.  The $50.2 million difference is primarily attributable to the receipt of $40.0 million from Celgene in September 2007 and the lack of a milestone payment in the first quarter of fiscal 2009.  The remaining change is related to a greater net loss in the first quarter of fiscal 2009 as compared to the same period in fiscal 2008.

Net cash provided by investing activities was $3.5 million and $79.2 million for the first quarter of fiscal 2009 and 2008, respectively. The decrease is primarily due to lower proceeds from the sale of marketable securities during the first quarter of fiscal 2009 compared with the same period of fiscal 2008. During the first quarter of fiscal 2009, we invested $1.0 million in property and equipment, primarily in lab equipment for analytical and process research, as well as establishment of our North Carolina office and routine improvements to our facilities in Colorado, as compared with $1.8 million in 2008. Purchases of marketable securities used $10.5 million in cash, and proceeds from sales and maturities of marketable securities provided $15.0 million in cash during the first quarter of fiscal 2009. Purchases of marketable securities used $24.8 million and proceeds from sales and maturities of marketable securities provided $105.8 million in cash in the first quarter of fiscal 2008, respectively.

Net cash provided by financing activities remained consistent period over period, primarily because of the consistent level of stock option exercises.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2008 (amounts in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$-	$15,000	$-	$40,000	$55,000
Interest on debt obligations (3) (4)	2,088	3,561	3,200	36,493	45,342
Operating lease commitments (2)	7,528	15,603	16,109	23,040	62,280
Purchase obligations (2)	13,082	9,058	-	-	22,140
Total	$22,698	$43,222	$19,309	$99,533	$184,762

(1)                Reflected net of discount in the accompanying Condensed Balance Sheets.

(2)                These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)                Interest on the variable debt obligations was calculated at 3.25%, the interest rate in effect as of September 30, 2008 under our Loan and Security Agreement with Comerica Bank.

(4)                Includes $2.2 million of interest accrued in the accompanying Condensed Balance Sheets. The remaining amounts are not reflected in the accompanying Condensed Balance Sheets.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. The initial lease terms for our facilities in effect as of September 30, 2008 were five to ten years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Total operating lease obligations under our lease for our facility in Boulder, Colorado amount to $52.0 million over the 10 year lease term, and account for $41.2 million of total operating lease commitments in the above table.  Total operating lease obligations under our lease for our facility in Longmont, Colorado are $24.2 million over the 10 year lease term, and account for $19.4 million of total operating lease commitments in the above table.

Purchase obligations totaling $11.6 million were primarily for outsourced clinical and pharmacology services.  Additional purchase obligations of $2.8 million were primarily for software to support the advancement of clinical trials, facilities improvements and lab supplies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS, and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2008, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of September 30, 2008, $27.1 million of our investment portfolio is invested in ARS that are not marketable.  In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $100.6 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale, a theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by approximately $1.0 million.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS, amounting to seven securities with a par value of $32.9 million, were unsuccessful. We recorded an other-than-temporary impairment of $1.9 million on two of our ARS as of June 30, 2008, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets. As of September 30, 2008, we recorded an additional other-than-temporary impairment of $3.9 million, primarily due to the same factors.

If credit market liquidity conditions deteriorate further, we may be required to record additional temporary or other-than-temporary impairments of our ARS. In the event we need to access any of our ARS, we will not be able to do so until auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our Loan and Security Agreement with Comerica Bank. We pay interest on advances under this agreement at one of three variable rates, which are adjusted periodically for changes in the underlying prevailing rate. Changes in prevailing interest rates will affect the fair value of our debt, and will impact future results of operations and cash flows. As of September 30, 2008, we had $57.2 million of long-term debt outstanding, exclusive of the debt discount of $20.2 million, of which $15.0 million is under our variable rate term loan and equipment advance facilities.  The variable rate is adjusted based on changes in Comerica Bank’s prime lending rate. The interest rate on the remainder of our long-term debt is fixed.  Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% as of September 30, 2008 would result in a change in our annual interest expense of approximately $150 thousand.

Historically, and as of September 30, 2008, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 are effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Disclosure and Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended September 30, 2008 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability.

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of September 30, 2008, we had an accumulated deficit of $319.1 million. We had net losses of $33.7 million for the three months ended September 30, 2008, and of $96.3 million, $55.4 million and $39.6 million, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated increases in expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, Celgene, VentiRx and Ono accounted for 68.4%, 24.9%, 4.6% and 0.0%, respectively, of our total revenue for the three months ended September 30, 2008, and accounted for 59.3%, 0.0%, 19.8% and 18.2%, respectively, of our total revenue in the same period of fiscal 2008.  We expect that revenue from a limited number of collaborators, including Celgene, Genentech and VentiRx will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

A portion of our short-term investment portfolio is invested in ARS and if an auction is unsuccessful for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and its credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities with a par value of $32.9 million, were unsuccessful.  During the first quarter of fiscal 2009, auctions were suspended when Lehman Brothers filed for bankruptcy. As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities.  In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable but that may prove to be inaccurate.  Based on the continual decline in fair value and the magnitude of the discount of fair value from par value for these securities, we recorded other-than-temporary impairment charges of $1.9 million in the fourth quarter of fiscal 2008 and of $3.9 million in the first quarter of fiscal 2009. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments through an impairment charge.

We may not be successful in entering into additional out-license agreements on favorable terms.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In the first quarter of fiscal 2009, we increased our investment in research and development for proprietary drug discovery to $24.5 million, compared to $17.6 million in the first quarter of fiscal 2008, and to $90.3 million during fiscal 2008, compared to $57.5 million and $33.4 million for fiscal years 2007 and 2006, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. To date, we have entered into five out-licensing agreements for the development and commercialization of our drug candidates. Although we have expended, and continue to expend, resources on internal research and development for proprietary drug discovery for our proprietary programs, we may not be successful in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control, and which include:

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

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and debt financing. We used $21.9 million in our operating activities in the first quarter of fiscal 2009, and $45.7 million, $44.5 million and $24.3 million in our operating activities in fiscal 2008, 2007 and 2006, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest, and possibly to fund increased compensating and restricted cash balances with Comerica Bank, under our existing senior secured credit facility, and to the payment of principal and interest on our credit facility with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield). Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.  In addition, we are currently unable to liquidate ARS we hold with an aggregate face value of $32.9 million. Although we anticipate that we will use more cash in our operating activities in future periods, we believe that our existing cash, cash equivalents and marketable securities, amounts available on the Deerfield Credit Facility and anticipated cash flow from existing out-license and collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated.

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

We have 390 employees as of September 30, 2008, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our proprietary drug programs and other purposes on reasonable terms and have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. For example, during the first quarter of fiscal 2009, auctions for ARS that we hold were suspended when Lehman Brothers filed for bankruptcy and we are currently unable to liquidate these securities. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our research and development activities and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Because our stock price may be volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $8.79 and $4.90, respectively, during the first quarter of fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; $14.40 and $7.55, respectively, in fiscal 2007; and $9.67 and $5.99, respectively, in fiscal 2006. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Fourth Amendment to Drug Discovery Collaboration Agreement between Genentech, Inc. and Array BioPharma, Inc.
10.2	Fifth Amendment to Drug Discovery Collaboration Agreement between Genentech, Inc. and Array BioPharma, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 4th day of November 2008.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)