Form 10-Q
period 2008-12-31
ARRAY BIOPHARMA INC
filed 2009-02-03
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from       to

______________________________________

Commission File Number: 000-31979

______________________________________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐        Accelerated Filer ☒

Non-Accelerated Filer (do not check if smaller reporting company ☐        Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 28, 2009, the registrant had 48,077,494 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 31,	June 30,
	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$69,013	$56,448
Marketable securities	13,555	39,243
Prepaid expenses and other current assets	4,287	5,062
Total current assets	86,855	100,753

Long-term assets
Marketable securities	17,386	29,840
Property and equipment, net	29,179	30,160
Other long-term assets	3,047	2,324
Total long-term assets	49,612	62,324
Total assets	$136,467	$163,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,603	$4,661
Accrued outsourcing costs	6,614	11,280
Accrued compensation and benefits	5,325	7,503
Other accrued expenses	1,788	2,251
Deferred revenue	10,296	5,994
Deferred rent	2,964	2,718
Total current liabilities	32,590	34,407

Long-term liabilities
Long-term debt, net of discount of $19,726 and $20,543 as of December 31, 2008 and June 30, 2008, respectively	78,844	35,355
Deferred revenue	28,290	30,000
Deferred rent	23,002	24,537
Other long-term liability	720	751
Total long-term liabilities	130,856	90,643
Total liabilities	163,446	125,050

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,017,948 and 47,544,503 shares issued and outstanding, as of December 31, 2008 and June 30, 2008, respectively	48	48
Additional paid-in capital	309,262	304,713
Warrants	20,589	20,589
Accumulated other comprehesive income (loss)	12	(1,937)
Accumulated deficit	(356,890)	(285,386)
Total stockholders’ equity (deficit)	(26,979)	38,027
Total liabilities and stockholders’ equity (deficit)	$136,467	$163,077

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue
Collaboration revenue	$5,041	$5,634	$9,278	$11,255
License and milestone revenue	2,648	2,784	4,158	3,756
Total revenue	7,689	8,418	13,436	15,011

Operating expenses
Cost of revenue	5,063	5,240	10,183	10,553
Research and development for proprietary drug discovery	23,709	20,548	48,218	38,167
General and administrative	4,480	4,830	8,974	9,207
Total operating expenses	33,252	30,618	67,375	57,927

Loss from operations	(25,563)	(22,200)	(53,939)	(42,916)

Other income (expense)
Impairment of marketable securities	(10,452)	-	(14,362)	-
Interest income	533	2,032	1,413	3,939
Interest expense	(2,336)	(219)	(4,616)	(464)
Total other income (expense)	(12,255)	1,813	(17,565)	3,475

Net loss	$(37,818)	$(20,387)	$(71,504)	$(39,441)

Change in unrealized loss on marketable securities	(8)	(920)	1,949	(905)

Comprehensive loss	$(37,826)	$(21,307)	$(69,555)	$(40,346)

Weighted average shares outstanding - basic and diluted	47,605	47,174	47,589	47,142

Net loss per share - basic and diluted	$(0.79)	$(0.43)	$(1.50)	$(0.84)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(Amounts in Thousands)

(Unaudited)

								Accumulated
		`				Additional		Other
	Preferred Stock			Common Stock		Paid-in		Comprehensive	Accumulated
	Shares		Amounts	Shares	Amounts	Capital	Warrants	Income (Loss)	Deficit	Total

Balance as of June 30, 2008	-		$-	47,545	$48	$304,713	$20,589	$(1,937)	$(285,386)	$38,027
Issuance of common stock under stock option and employee stock purchase plans	-		-	473	-	1,585	-	-	-	1,585
Share-based compensation expense	-		-	-	-	2,964	-	-	-	2,964
Recognition of unrealized loss out of accumulated other comprehensive income to earnings	-		-	-	-	-	-	1,939	-	1,939
Change in unrealized gain (loss) on marketable securities	-		-	-	-	-	-	10	-	10
Net loss	-		-	-	-	-	-	-	(71,504)	(71,504)

Balance as of December 31, 2008	-		$-	48,018	$48	$309,262	$20,589	$12	$(356,890)	$(26,979)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(71,504)	$(39,441)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation and amortization expense	3,255	3,018
Non-cash interest expense for the Deerfield Credit Facility	3,489	-
Share-based compensation expense	2,964	3,023
Impairment of marketable securities	14,362	-
Gain on disposal of property and equipment	(11)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,334	(224)
Accounts payable	968	(1,168)
Accrued outsourcing costs	(4,666)	236
Accrued compensation and benefits	(2,178)	(2,256)
Other accrued expenses	(494)	1,475
Deferred rent liabilites	(1,289)	(1,363)
Deferred revenue	2,592	40,376
Other liabilities	-	421
Net cash (used in) provided by operating activities	(51,178)	4,097

Cash flows from investing activities
Purchases of property and equiment	(2,289)	(3,871)
Purchases of marketable securities	(16,303)	(31,765)
Proceeds from sales and maturities of marketable securities	41,750	122,240
Net cash provided by investing activities	23,158	86,604

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,585	1,663
Proceeds from the issuance of long-term debt	40,000	-
Payment of transaction fee	(1,000)	-
Net cash provided by financing activities	40,585	1,663

Net increase in cash and cash equivalents	12,565	92,364
Cash and cash equivalents as of beginning of period	56,448	10,670
Cash and cash equivalents as of end of period	$69,013	$103,034

Supplemental disclosure of cash flow information
Cash paid for interest on long-term debt	$1,023	$477

Supplemental disclosure of non-cash information
Property and equipment acquisitions included in accounts payable	$214	$70

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

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

Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S.”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of operations and cash flows of the Company for the three and six months ended December 31, 2008 and 2007. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments are recognized and measured at fair value in the Company’s financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, accrued expenses, long-term debt and warrants.

The Company periodically reviews the realizability of each short-term and long-term marketable security and each long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value.

See Note 3 for further information about the Company’s marketable securities.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

The fair value of the Company’s long-term debt is estimated by discounting the projected cash flows using the rate at which similar debt could currently be borrowed. The fair value of the Company’s warrants is determined using the Black-Scholes option pricing model.  However, in the absence of quoted prices in active markets, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates of the Company’s warrants disclosed in Note 4 are not indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Marketable Securities

The Company has designated the marketable securities held by the Company as of December 31, 2008 and 2007 as available-for-sale securities.   These securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and SFAS No. 157 Fair Value Measurements (“SFAS 157”), which was adopted by the Company on July 1, 2008 and is applied prospectively beginning with the first quarter of fiscal 2009.  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.

Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.  The Company concluded that its investments in ARS are not available for use in current operations due to unsuccessful auctions and therefore has reported them as a component of long-term assets in the accompanying Condensed Balance Sheets.  See Note 3 for additional information about the Company’s investments in ARS.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Equity (Deficit) until their disposition.  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are reported in Interest Income or Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred.  Declines in value judged to be other-than-temporary on securities available-for-sale are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as recognized.  Declines in value considered to be temporary on securities available for sale are reported in Accumulated Other Comprehensive Income (Loss) in the accompanying Condensed Balance Sheets.  The cost of securities sold is based on the specific identification method.

The Company’s investment policy limits the concentration of its investments in any single instrument to a maximum of five percent of the total portfolio. In addition, the Company’s policy mandates that all of the Company’s securities at the purchase date must be readily marketable and have high quality debt ratings from either Moody’s or Standard & Poor’s.

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively CROs).  These CROs generally bill monthly for services performed or based upon milestone achievement.  The Company accrues for each of the significant agreements it has with CROs.  For preclinical studies, expenses are accrued based upon the percentage of work completed and the contract milestones remaining.  For clinical studies, expenses are accrued based upon the number of

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

patients enrolled and the duration of the study.  The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits.  The Company’s estimates depend on the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). The Company recognizes the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year that the differences are expected to effect current taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence including historical taxable income, the expected reversal of temporary differences, and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Operating Leases

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease, and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term.  The Company has also entered into two sale-lease back transactions, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term.  Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon when reversal of the liability is expected to occur.

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

Under SFAS 123(R), the estimated fair value of share-based compensation under the Option Plan and the ESPP is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. See Note 6 below for more information on the impact of the Company’s share-based compensation plans in the Company’s Condensed Financial Statements.

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

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”). SAB 104 in turn established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are deferred and recorded as advance payments from collaborators upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the Company.

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

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

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

Where the Company’s collaboration agreements provide for it to conduct development of drug candidates, and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total compounds under the agreement that may be selected by the partner. For example, the Company granted to Celgene an option to select up to two of four drugs developed under the collaboration. Accordingly, the Company reports costs associated with the Celgene collaboration as follows:  50% to cost of revenue, with the remaining 50% to research and development for proprietary drug discovery.

Research and Development for Proprietary Drug Discovery Costs

Research and development for proprietary drug discovery costs are expensed as incurred, and consist of direct and indirect internal costs related to specific projects, as well as fees paid to other entities that conduct research activities on the Company’s behalf.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010 ending September 30, 2009, and will apply this standard on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s financial position and results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) Board ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”).  EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of operations classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 requires companies to apply EITF 07-1 as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this EITF beginning in the first quarter of fiscal 2010 ending September 30, 2009.  The Company does not believe the adoption will have a material impact on its results of operations, cash flows and financial condition.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other non-financial assets or liabilities at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The decision about whether to elect the fair value option is generally: (i) applied instrument by instrument; (ii) irrevocable (unless a new election date occurs, as discussed in SFAS 157); and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments for which the fair value option is elected must be valued each period and changes are reflected in the income statement. SFAS 159 was effective for the Company beginning in July 2008. The Company has not elected the fair value option for any of its financial instruments.

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of the Company’s equipment, leasehold improvements and other fixed assets is within the U.S.

Geographic Information

All of our collaboration agreements are denominated in U.S. dollars.  The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

North America	$7,408	$7,119	$13,114	$12,446
Europe	271	71	309	131
Asia Pacific	10	1,228	13	2,434
	$7,689	$8,418	$13,436	$15,011

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

Significant Collaborators

The Company had three collaborators that contributed greater than 10% of total revenue for each of the three and six months ended December 31, 2008 and the six months ended December 31, 2007.  There were four collaborators that contributed greater than 10% of total revenue for the three month period ended December 31, 2007.  The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Genentech, Inc.	60.5%	46.5%	63.9%	52.1%
Celgene Corporation	18.6%	17.0%	21.3%	9.5%
VentiRx Pharmaceuticals, Inc.	16.3%	16.8%	11.3%	18.1%
Ono Pharmaceuticals Co., Ltd.	-	14.5%	-	16.1%
	95.4%	94.8%	96.5%	95.8%

The loss of one or more of its significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral, though most collaborators pay in advance. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2008.

NOTE 3 – MARKETABLE SECURITIES

The Company’s investments in marketable securities include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and auction rate securities (“ARS”). Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company’s investments in marketable securities were all classified as available-for-sale as of December 31, 2008 and June 30, 2008.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

Marketable securities consisted of the following as of December 31, 2008 (amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$11,594	$8	$(3)	$11,599
Corporate commercial paper securities	1,743	7	-	1,750
Mutual fund securities	206	-	-	206
Sub-total	13,543	15	(3)	13,555

Long-term available-for-sale securities:
Auction rate securities	16,666	-	-	16,666
Mutual fund securities	720	-	-	720
Sub-total	17,386	-	-	17,386

Total	$30,929	$15	$(3)	$30,941

The fair value measurement categories of these marketable securities as outlined in SFAS 157 as of December 31, 2008 were as follows (amounts in thousands):

December 31,
2008

Quoted prices in active markets for identical assets (Level 1)	$14,275
Significant unobservable inputs (Level 3)	16,666
$30,941

Marketable securities consisted of the following as of June 30, 2008 (amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Corporate commercial paper securities	$9,457	$9	$-	$9,466
U.S. Government agency securities	23,801	1	(4)	23,798
Corporate debt securities and other	5,983	-	(4)	5,979
Sub-total	39,241	10	(8)	39,243

Long-term available-for-sale securities:
Auction rate securities	31,028	-	(1,939)	29,089
Mutual fund securities	751	-	-	751
Sub-total	31,779	-	(1,939)	29,840

Total	$71,020	$10	$(1,947)	$69,083

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

Marketable securities in an unrealized loss position as of December 31, 2008 and June 30, 2008 were as follows (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Balances as of December 31, 2008
U.S. Government agency securities	$5,108	$(3)	$-	$-	$5,108	$(3)

Balances as of June 30, 2008
Auction rate securities	$4,760	$(241)	$24,329	$(1,706)	$29,089	$(1,947)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of December 31, 2008 is as follows (amounts in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$13,543	$13,555
Due in one year to three years	720	720
Due in four years to eight years	-	-
Due after 10 years or more	16,666	16,666
	$30,929	$30,941

Auction Rate Securities

During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $16.7 million, were unsuccessful.  During the first quarter of fiscal 2009, auctions for the ARS the Company holds were suspended.  The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through the first and second quarters of fiscal 2009. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when the Company needs to access these investments. In the event the Company needs to access these funds, it will not be able to do so until auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities.

Under SFAS 157, the fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date. Since there was no active market data for the Company’s ARS as of June 30, 2008, the Company estimated the fair values for these securities, using a discounted cash flow method under the income method approach. Under the fair value hierarchy established by SFAS 157, the Company’s ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities.  The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). In determining fair value, the Company analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. The Company also considered the valuations prepared by its third party investment advisor who maintains custody of these securities and conducts the related auctions.  During the first quarter of 2009, the Company’s investment advisor who maintained the custody of these securities was no longer able to provide valuation services.  Therefore, the Company engaged a third-party valuation firm in the first and second quarters of fiscal 2009 to perform an independent valuation of the ARS.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

Based on its fair value analysis and fair value estimates as of June 30, 2008, the Company recorded an other-than-temporary impairment of $1.9 million on two of its ARS, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets.

Based on the fair value analysis and fair value estimates as of September 30, 2008, the Company realized $1.9 million of losses previously recorded in Accumulated Other Comprehensive Income (Loss) in the Company’s Balance Sheets because the losses were considered other-than-temporary.  Additionally, the Company recorded an additional other-than-temporary impairment charge of $2.0 million on its ARS, for a total charge to earnings of $3.9 million.

Based on the fair value analysis and fair value estimates as of December 31, 2008, the Company recorded an additional other-than-temporary impairment charge to earnings of $10.5 million on its ARS.

These charges are summarized below (amounts in thousands):

	Three Months	Six Months
	Ended December	Ended December
	31, 2008	31, 2008

Losses attributable to the change in unrealized losses	$-	$(1,939)
Additional current period losses	(10,452)	(12,423)
	$(10,452)	$(14,362)

A rollforward of the ARS from June 30, 2008 to December 31, 2008 follows (amounts in thousands):

Balance as of June 30, 2008	$29,089
Less: Current period losses included in earnings	(12,423)
Balance as of December 31, 2008	$16,666

While the Company believes that the estimates used in its fair value analysis are reasonable, a change in any of the assumptions underlying its estimates would result in different fair value estimates for the ARS and could result in additional impairment charges.

Management currently believes that it has sufficient cash and liquid marketable securities to fund its operations over the next 12-month period, such that the Company will not be compelled to liquidate the ARS it holds.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

NOTE 4 – LONG-TERM DEBT

Long-term debt in the accompanying Condensed Balance Sheets consists of the following (amounts in thousands):

	December 31,	June 30,
	2008	2008

Credit facility	$83,570	$40,898
Term loan	10,000	10,000
Equipment line of credit	5,000	5,000
Long-term debt, gross	98,570	55,898
Less: Unamortized discount on credit facility	(19,726)	(20,543)
Long-term debt, net	78,844	35,355
Less: Current portion	-	-
Long-term debt	$78,844	$35,355

Credit Facility and Warrants

In April 2008, the Company entered into a six-year Credit Facility (“Credit Facility”) with, and issued warrants to, Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively “Deerfield”), a health care investment fund. The Company borrowed a total of $80 million under the Credit Facility, which was funded in two $40 million payments in June 2008 and December 2008. The Company makes quarterly payments of simple interest from the date of the Facility Agreement, at a 2.0% annual rate, on the total Credit Facility of $80 million.  In addition, interest is compounded quarterly, at a 6.5% annual rate, on the total Credit Facility of $80 million, and is added to the outstanding principal loan balance until repayment.  The outstanding principal and interest is due on or before April 2014 and, at the Company’s option, can be repaid at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash.  A 2.5% transaction fee of the amounts borrowed was paid to Deerfield at the time the Company borrowed the funds under the facility.

As of December 31, 2008, the Company has borrowed $80 million under the Credit Facility and has paid transaction fees of $2 million.  Other direct issuance costs in connection with the transaction were not significant. The Company recognized a total of $2.2 million and $4.4 million in interest expense during the three and six months ended December 31, 2008, respectively, for the Credit Facility. The Credit Facility is secured by a second priority security interest in the Company’s assets including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets.

The Facility Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreement restricts the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company’s total cash and cash equivalents and marketable securities at the end of a fiscal quarter fall below $40 million, all amounts outstanding under the Credit Facility become immediately due and payable.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

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

The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions:

•                  Risk-free interest rate of 3.3%;

•                  Volatility of 63.9%;

•                  Expected life of six years; and

•                  Dividend yield of zero.

The warrants were recognized as equity under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and are reported within Stockholders’ Equity (Deficit) in the accompanying Balance Sheet. The fair value of the warrants has been recognized as debt discount in the accompanying Condensed Balance Sheets and is amortized to interest expense over the six year term of the Credit Facility.

There was approximately $433 thousand and $817 thousand of interest amortization expense recognized during the three and six months ended December 31, 2008, respectively, and as of December 31, 2008 the warrants have not been exercised.

Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank dated June 28, 2005, as amended on July 7, 2006 and on June 6, 2008. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 1.5% per annum and a maturity date of June 28, 2010.

As of June 30, 2007, the Company had received the total $5.0 million of equipment advances, which currently have an interest rate of 1.5% per annum and a maturity date of June 28, 2010. Total available revolving lines of credit of $6.9 million have been issued to support outstanding standby letters of credit in relation to the Company’s facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016, respectively.

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

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

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

Commitment Schedule

A summary of the Company’s commitments under the Facility Agreement and the Loan and Security Agreement is as follows (amounts in thousands):

2009	$-
2010	15,000
2011	-
2012	-
2013	-
Thereafter	83,570
$98,570

NOTE 5 – NET LOSS PER SHARE

As a result of the Company’s net losses for the three and six-month periods ended December 31, 2008 and 2007 all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. As of December 31, 2008 and 2007, the number of potentially dilutive common stock equivalents excluded from the diluted loss per share calculations was 23,538,957 shares and 8,220,039 shares, respectively.

NOTE 6 – SHARE BASED COMPENSATION EXPENSE

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and applied the modified prospective method for expensing share-based compensation. SFAS 123(R) requires all share-based payments to employees to be recognized in the Condensed Statements of Operations and Comprehensive Income (Loss) at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 12 to the Company’s audited financial statements included in its annual report on Form 10-K for the year ended June 30, 2008 for more information about the assumptions used by the Company under this valuation methodology.   During the three and six months ended December 31, 2008, the Company made no material changes to these assumptions.

During the three and six months ended December 31, 2008, the Company issued new stock options totaling 137 thousand and 1.3 million shares, respectively.  During the three and six months ended December 31, 2007, the Company issued new stock options totaling 368 thousand and 586 thousand

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2008

(Unaudited)

shares, respectively. The Company recognized compensation expense related to stock options of $1.4 million and $2.7 million for the three and six months ended December 31, 2008, respectively.  The Company recognized compensation expense related to stock options of $1.6 million and $3.0 million for the three and six months ended December 31, 2007, respectively.

As of December 31, 2008, there was approximately $10.8 million of total unrecognized compensation expense (including the impact of expected forfeitures as required by SFAS 123(R)) related to unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 1.8 years.

NOTE 7 – SUBSEQUENT EVENT

On January 8, 2009, the Company implemented a reduction in its workforce by approximately 40 employees. The employees being terminated were notified on January 8, 2009 and were primarily in discovery research and support positions. The reductions were made in connection with the Company’s recently announced corporate strategy to accelerate partnering activities and scale back discovery research to help ensure sustainable growth for the Company in light of uncertainties in the capital markets and general economic conditions. The Company anticipates that the actions associated with the reductions will be completed during the first calendar quarter of 2009.

As a result of the reductions, the Company expects to record a restructuring charge of approximately $1.7 million in the third quarter of fiscal 2009. The restructuring charge is associated with the payment of termination benefits that the Company expects to pay out in cash during the third quarter of fiscal 2009. These termination benefits consist of a severance payment based on the affected employee’s length of service with the Company, a health benefit payment that the employee may use to pay the premiums required to continue health care coverage under COBRA and outplacement assistance. Payment of these termination benefits is contingent on the affected employee entering into a separation agreement with the Company.

The Company’s estimated restructuring charge is based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with or as a result of the reductions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of our internal proprietary drug discovery activities, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and Item IA of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this quarterly report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer, inflammatory and metabolic diseases. Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins. In addition, leading pharmaceutical and biotechnology companies partner with us to discover and develop drug candidates across a broad range of therapeutic areas. The eight most advanced wholly-owned programs in our development pipeline are as follows:

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

7.             ARRY-403, a glucokinase inhibitor for Type II diabetes; and

8.             ARRY-300, a MEK inhibitor for inflammation.

We also have a portfolio of drug discovery programs. Although our discovery efforts may result in fewer Investigational New Drug, or IND, applications due to our recent decision to scale back our discovery efforts, we believe we will continue to generate one to three Investigational New Drug, or IND, application each year over the next two years. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application.

We have built our proprietary pipeline of research and development programs on an investment of approximately $288.2 million from our inception through December 31, 2008, including $23.7 million and $48.2 million for the three and six months ended December 31 2008, respectively. Over the past three fiscal years, research and development expenses have significantly increased year over year to support our clinical development efforts and were $90.3 million for fiscal 2008, compared to $57.5 million for fiscal 2007 and $33.4 million for fiscal 2006.

In light of ongoing uncertainty in the financial markets, we recently announced a plan to focus our efforts on advancing our clinical programs through proof-of-concept to maximize their value and accelerate our partnering activities. In addition, we intend to scale back resources devoted to early discovery research and further focus our development efforts on our most promising candidates. Consequently, for the remainder of fiscal 2009, we expect that quarterly research and development expenses will remain at a level similar to the three months ended December 31, 2008.

We have received a total of $336.8 million in research funding and in up-front and milestone payments from our collaboration partners through December 31, 2008. Under our existing collaboration agreements, we have the potential to earn over $1.4 billion in additional milestone payments if we achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 20 drug development programs.

Our significant existing collaborators include:

•                  Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us to develop two of our cancer programs. This collaboration has been expanded to include two additional cancer programs and all four programs are in preclinical development;

•                  Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation;

•                  AstraZeneca, PLC, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

Our fiscal year ends on June 30 each year. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2008 refers to the fiscal year ended June 30, 2008 and the second quarter of fiscal 2009 refers to the quarter ended December 31, 2008.

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

We had three collaborators that contributed greater than 10% of total revenue for each of the three and six months ended December 31, 2008 and for the six months ended December 31, 2007. There were four collaborators that contributed greater than 10% of total revenue for the three-month period ended December 31, 2007. The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Genentech, Inc.	60.5%	46.5%	63.9%	52.1%
Celgene Corporation	18.6%	17.0%	21.3%	9.5%
VentiRx Pharmaceuticals, Inc.	16.3%	16.8%	11.3%	18.1%
Ono Pharmaceuticals Co., Ltd.	-	14.5%	-	16.1%
	95.4%	94.8%	96.5%	95.8%

In general, certain of our collaborators may terminate their collaboration agreements with 90 to 120 days’ prior notice. Our agreement with Genentech can be terminated with 120 days’ notice. Celgene may terminate its agreement with us with six months’ notice.

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

North America	$7,408	$7,119	$13,114	$12,446
Europe	271	71	309	131
Asia Pacific	10	1,228	13	2,434
	$7,689	$8,418	$13,436	$15,011

All of our collaboration agreements are denominated in U.S. dollars.

We have incurred net losses since inception and expect to incur losses in the near future as we continue to invest in our proprietary drug discovery programs. As of December 31, 2008, we had an accumulated deficit of $356.9 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our accompanying unaudited condensed financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

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

Arrangements that include multiple elements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine whether the element has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the delivered elements exists. Deliverables in an arrangement that do not meet the separation criteria of EITF 00-21 are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting as defined in Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 in turn established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

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

Investments in Marketable Securities

Our investments include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and auction rate securities, or ARS. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest Income or Interest Expense, as appropriate, in the accompanying Condensed Financial Statements. Temporary impairments are recognized in Other Comprehensive Income (Loss) and other-than-temporary impairments are recognized in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss. All of our investments in marketable securities are held in our name at a limited number of financial institutions.

We have determined that our ARS are not available for use in current operations and therefore have included them within long-term marketable securities in the accompanying Condensed Balance Sheets as of December 31, 2008 and June 30, 2008. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $16.7 million were unsuccessful. We recorded an other-than-temporary impairment of $1.9 million as of June 30, 2008 on two of our ARS, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets. During the three months ended September 30, 2008 and December 31, 2008, we recorded additional other-than-temporary impairments of $3.9 million and $10.5 million, respectively, primarily due to the same factors. See Note 3 to our unaudited financial statements included in this quarterly report for more information about the determination of fair value of our ARS.

While we now earn a higher contractual interest rate on these ARS investments, auctions for these investments have been suspended and they are not currently liquid. In the event we need to access these funds, we will not be able to do so until auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities. We cannot make any assurances that any of these events will occur prior to the time we may need to access these funds or, if they do, the value we will realize on our ARS.

Accured Outsourcing Costs

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party medical centers or contract research organizations, which we refer to collectively as CROs. Some CROs bill monthly for services performed, while others bill based upon milestone achievement. We accrue expenses each month for agreements involving significant costs and that bill based on milestone achievement. For preclinical studies, accruals are based upon the estimated percentage of work completed and the contract milestones remaining. For costs of clinical study activities performed by CROs, accruals are estimated based upon the estimated work completed on each study and, for clinical trial expenses, accruals are based upon the number of patients enrolled and the expected duration of the study for which they will be enrolled. We monitor patient enrollment and related activities to the extent possible through internal reviews, correspondence with the CROs, clinical site visits, and review of contractual terms. Our estimates are highly dependant upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive concerning changing circumstances, conditions or events that may affect such estimates. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

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

Results of Operations for the Three and Six Months Ended December 31, 2008 and 2007

Revenue

Collaboration revenue consists of revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license. License and milestone revenue is combined and reported separately from collaboration revenue.

A summary of our revenue follows (amounts in thousands):

	Three Months Ended		Change 2008 vs.		Six Months Ended		Change 2008 vs.
	December 31,		2007		December 31,		2007
	2008	2007	$	%	2008	2007	$	%

Collaboration revenue	$5,041	$5,634	$(593)	(10.5%)	$9,278	$11,255	$(1,977)	(17.6%)
License and milestone revenue	2,648	2,784	(136)	(4.9%)	4,158	3,756	402	10.7%
Total revenue	$7,689	$8,418	$(729)	(8.7%)	$13,436	$15,011	$(1,575)	(10.5%)

For the three and six months ended December 31, 2008, collaboration revenue decreased by $1.2 million and $2.4 million, respectively, due primarily to the expiration of our collaboration with Ono during the fourth quarter of fiscal 2008. Collaboration revenue also decreased by $161 thousand and $200 thousand in the three and six-month periods, respectively, due to reduced activities under our collaboration with VentiRx. These declines were offset in both periods by a $600 thousand increase from our collaboration with Genentech, which was expanded in the first quarter of fiscal 2009. License and milestone revenue for the three-month period remained consistent with the prior year.

License and milestone revenue for the six-month period increased $1.4 million due to a license payment made under our collaboration with Celgene. Largely offsetting this increase was a decrease of $1.0 million in license revenue from our collaboration with VentiRx.

Cost of Revenue

Cost of revenue represents research and development conducted for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs. Fine chemicals consumed are also recorded as cost of revenue.

A summary of our cost of revenue follows (amounts in thousands):

	Three Months Ended		Change 2008 vs.		Six Months Ended		Change 2008 vs.
	December 31,		2007		December 31,		2007
	2008	2007	$	%	2008	2007	$	%

Cost of revenue	$5,063	$5,240	$(177)	(3.4%)	$10,183	$10,553	$(370)	(3.5%)
Cost of revenue as a percentage of
total revenue	65.8%	62.2%			75.8%	70.3%

Cost of revenue remained relatively consistent with the same period in the prior year in constant dollars for both the three and six months ended December 31, 2008 and 2007, respectively. As a percentage of revenue, cost of revenue increased from 62.2% to 65.8% and 70.3% to 75.8% for the three and six months ended December 31, 2008 and 2007, respectively. These increases were due to the decrease in license revenue from VentiRx discussed above as this revenue had no cost associated with it.

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

The following table shows our research and development expenses by categories of costs for the periods presented (amounts in thousands):

	Three Months Ended		Change 2008 vs.		Six Months Ended		Change 2008 vs.
	December 31,		2007		December 31,		2007
	2008	2007	$	%	2008	2007	$	%

Salaries, benefits and share-based
compensation	$9,938	$7,935	$2,003	25.2%	$19,913	$15,479	$4,434	28.6%
Outsourced services and consulting	7,882	7,171	711	9.9%	15,925	12,499	3,426	27.4%
Laboratory supplies	2,710	2,531	179	7.1%	6,004	4,572	1,432	31.3%
Facilities and depreciation	2,619	2,481	138	5.6%	5,271	4,794	477	9.9%
Other	560	430	130	30.2%	1,105	823	282	34.3%
Total research and development
for proprietary drug discovery	$23,709	$20,548	$3,161	15.4%	$48,218	$38,167	$10,051	26.3%

Research and development expenses for proprietary drug discovery increased over the same period in the prior fiscal year as a result of advancing our proprietary research programs. We continued to expand our clinical development group and initiated an increased quantity of clinical trials. Additionally, we have moved into more advanced clinical trials and increased the amount of outsourced pharmacology and drug product manufacture to advance our proprietary development compounds.

The most significant increases resulted in the advancement of our eight most advanced programs:

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

7.             ARRY-403, a glucokinase inhibitor for Type II diabetes; and

8.             ARRY-300, a MEK inhibitor for inflammation.

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

A summary of our general and administrative expenses follows (amounts in thousands):

	Three Months Ended		Change 2008 vs.		Six Months Ended		Change 2008 vs.
	December 31,		2007		December 31,		2007
	2008	2007	$	%	2008	2007	$	%

General and administrative	$4,480	$4,830	$(350)	(7.2%)	$8,974	$9,207	$(233)	(2.5%)

The $347 thousand decrease in general and administrative expenses in the three months ended December 31, 2008 as compared to the same period in the prior year is the result of our efforts to reduce general and administrative costs in the second quarter of fiscal 2009, as well as a lower level of patent prosecution costs. General and administrative costs for the six months ended December 31, 2008 remained relatively consistent with the same period in the prior year.

Other Income (Expense)

A summary of our other income (expense) follows (amounts in thousands):

	Three Months Ended		Change 2008 vs.		Six Months Ended		Change 2008 vs.
	December 31,		2007		December 31,		2007
	2008	2007	$	%	2008	2007	$	%

Impairment of marketable securities	$(10,452)	$-	$(10,452)	0.0%	$(14,362)	$-	$(14,362)	0.0%
Interest income	533	2,032	(1,499)	(73.8%)	1,413	3,939	(2,526)	(64.1%)
Interest expense	(2,336)	(219)	(2,117)	966.7%	(4,616)	(464)	(4,152)	894.8%
Total other income (expense)	$(12,255)	$1,813	$(14,068)	(776.0%)	$(17,565)	$3,475	$(21,040)	(605.5%)

For the three and six months ended December 31, 2008, we recorded an other-than-temporary impairment of our ARS of $10.5 million and $14.4 million, respectively. There was no similar charge in the same periods of the prior year. See Note 3 “Marketable Securities” to our unaudited condensed financial statements included elsewhere in this quarterly report for more information on our ARS. Interest income decreased in the first and second quarters of fiscal 2009 compared to same periods in fiscal 2008 primarily due to lower effective interest rates and lower average cash, cash equivalent and investment balances. Interest expense increased in the first and second quarters of fiscal 2009 compared to the same periods in fiscal 2008 due to borrowings under the Deerfield Credit Facility in June and December 2008.

Liquidity and Capital Resources

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and through our credit facilities.

Our future capital requirements may be impacted if we do not receive milestone or royalty payments under our existing or future collaboration agreements or if we are unable to enter into partnering agreements that include upfront fees and milestone or royalty payments when anticipated. For example, we recently announced plans to accelerate partnering certain clinical development and preclinical programs to obtain capital outside the financial markets and we believe that we can secure approximately $80 million through new partnering deals and milestone payments from existing collaborations over the next 12 months. This estimate of our future collaboration revenue is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we may not be successful in generating proof-of-concept data to create partnering opportunities, and even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

We believe that our existing cash, cash equivalents and marketable securities and anticipated cash from existing collaboration agreements will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

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

The following discussion highlights our cash and cash flow activities as of December 31, 2008 and June 30, 2008, and during the three and six months ended December 31, 2008 and 2007.

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

Following is a summary of our cash, cash equivalents and marketable securities (amounts in thousands):

	December 31,	June 30,
	2008	2008	$ Change	% Change

Cash and cash equivalents	$69,013	$56,448	$12,565	22.	3%
Marketable securities - short-term	13,555	39,243	(25,688)	(65.5%)
Marketable securities - long-term	17,386	29,840	(12,454)	(41.7%)
Total	$99,954	$125,531	$(25,577)	(20.4%)

Cash Flow Activities

Following is a summary of our cash flow activities (amounts in thousands):

	Six Months Ended December 31,		Change 2008 vs. 2007
	2008	2007	$	%

Cash flows provided by (used in):
Operating activities	$(51,178)	$4,097	$(55,275)	(1,349.2%)
Investing activities	23,158	86,604	(63,446)	(73.3%)
Financing activities	40,585	1,663	38,922	2,340.	5%
Total	$12,565	$92,364	$(79,799)	(86.4%)

Net cash used in operating activities for the six months ended December 31, 2008 was $51.2 million, compared to $3.8 million of net cash provided by operating activities for the same period in fiscal 2008.  The $55.0 million difference is primarily attributable to the receipt of $40.0 million from Celgene in September 2007.  The remaining change is related to a greater net loss in the first six months of fiscal 2009, compared to the same period in fiscal 2008.

Net cash provided by investing activities was $23.2 million and $86.9 million for the first six months of fiscal 2009 and 2008, respectively. The decrease is primarily due to lower proceeds from the sale of marketable securities during the first six months of fiscal 2009 compared with the same period of fiscal

2008. Purchases of marketable securities used $16.3 million in cash, and proceeds from sales and maturities of marketable securities provided $41.8 million in cash during the first six months of fiscal 2009. Purchases of marketable securities used $31.7 million and proceeds from sales and maturities of marketable securities provided $122.2 million in cash in the first six months of fiscal 2008.  During the first six months of fiscal 2009, we invested $2.3 million in property and equipment, primarily in lab equipment for analytical and process research, as well as establishment of our North Carolina office and routine improvements to our facilities in Colorado, compared to $3.9 million in same six-month period in fiscal 2008.

Net cash provided by financing activities increased period over period due to the $40 million drawdown on the Deerfield Credit Facility, net of the $1 million transaction fee.  Stock options exercised were consistent in each period.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2008 (amounts in thousands):

	Less Than	1 to 3	4 to 5
	1 Year	Years	Years	Over 5 Years	Total

Debt obligations (1)	$-	$15,000	$-	$80,000	$95,000
Interest on debt obligations (3) (4)	1,825	3,313	3,200	38,312	46,650
Operating lease commitments (2)	7,680	15,651	16,187	21,034	60,552
Purchase obligations (2)	14,841	4,340	-	-	19,181
Total	$24,346	$38,304	$19,387	$139,346	$221,383

(1)	Reflected in the accompanying Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.
(3)	Interest on the variable debt obligations is calculated at 1.50%, the interest rate in effect as of December 31, 2008 under our Loan and Security Agreement with Comerica Bank.
(4)	Includes $3.9 million of interest accrued in the accompanying Condensed Balance Sheets. The remaining amounts are not reflected in the accompanying Condensed Balance Sheets.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. The initial lease terms for our facilities in effect as of December 31, 2008 were five to ten years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Total remaining operating lease obligations under our lease for our facility in Boulder, Colorado account for $40.0 million of total operating lease commitments in the above table.  Total remaining operating lease obligations under our lease for our facility in Longmont, Colorado account for $18.8 million of total operating lease commitments in the above table.  The remainder of our operation lease commitments consist of the lease for our North Carolina facility and various copier and equipment leases.

Purchase obligations totaling $13.6 million were primarily for outsourced services for clinical trials.  Additional purchase obligations of $2.8 million were primarily for software to support the advancement of clinical trials, lab supplies and ongoing equipment and facilities maintenance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS, and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2008, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of December 31, 2008, $16.7 million of our investment portfolio is invested in ARS that are not marketable.  In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $100.0 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale, a theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by approximately $1 million.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $16.7 million, were unsuccessful. We recorded an other-than-temporary impairment of $1.9 million on two of our ARS as of June 30, 2008, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets. As of September 30, 2008 and December 31, 2008, we recorded additional other-than-temporary impairments of $3.9 million and of $10.5 million, respectively, primarily due to the same factors.

If credit market liquidity conditions deteriorate further, we may experience additional impairments of our ARS. In the event we need to access any of our ARS, we will not be able to do so until auctions of these investments are successful, the original issuers retire these securities or a secondary market develops for these securities.  We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS.

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

As of December 31, 2008, we had $98.6 million of long-term debt outstanding, exclusive of the debt discount of $19.7 million, of which $15.0 million is under our variable rate term loan and equipment advance facilities.  The variable rate is adjusted based on changes in Comerica Bank’s prime lending rate. The interest rate on the remainder of our long-term debt is fixed.  Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 1.5% as of December 31, 2008 would result in a change in our annual interest expense of approximately $150 thousand.

Historically, and as of December 31, 2008, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 are effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended December 31, 2008 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability.

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of December 31, 2008, we had an accumulated deficit of $356.9 million. We had net losses of $37.8 and $71.5 million for the three and six months ended December 31, 2008, respectively, and of $96.3 million, $55.4 million and $39.6 million, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, Celgene, VentiRx and Ono accounted for 60.5%, 18.6%, 16.3% and 0.0%, respectively, of our total revenue for the three months ended December 31, 2008, and accounted for 46.5%, 17.0%, 16.8% and 14.5%, respectively, of our total revenue in the same period of fiscal 2008.  Genentech, Celgene, VentiRx and Ono accounted for 63.9%, 21.3%, 11.3% and 0.0%, respectively, of our total revenue for the six months ended December 31, 2008, and accounted for 52.1%, 9.5%, 18.1% and 16.1%, respectively, of our total revenue in the same period of fiscal 2008.  We expect that revenue from a limited number of collaborators, including Celgene, Genentech and VentiRx will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

Our investments in ARS are not currently liquid and our inability to access these funds may adversely affect our liquidity, capital resources and results of operations. If the issuer is unable to successfully close future auctions and its credit rating continues to deteriorate, we may be required to further adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities, were unsuccessful.  During the first quarter of fiscal 2009, auctions were suspended when Lehman Brothers filed for bankruptcy. As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities.  We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS.  In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable but that may prove to be inaccurate.  Based on the continual decline in fair value and the magnitude of the discount of fair value from par value for these securities, we recorded other-than-temporary impairment charges of $1.9 million in the fourth quarter of fiscal 2008, $3.9 million in the first quarter of fiscal 2009 and $10.5 million in the second quarter of fiscal 2009. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments through an impairment charge.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. During the first and second quarters of fiscal 2009, we increased our investment in research and development for proprietary drug discovery to $24.5 million and $23.7 million as compared to $17.6 million and $20.5 million in the first and second quarters of fiscal 2008, respectively.  These costs were $90.3 million during fiscal 2008, compared to $57.5 million and $33.4 million for fiscal years 2007 and 2006, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. To date, we have entered into five out-licensing agreements for the development and commercialization of our drug candidates, and we plan to accelerate initiatives during calendar 2009 to partner select clinical candidates to obtain additional capital. Although we have expended, and continue to expend, resources on internal research and development for proprietary drug discovery for our proprietary programs, we may not be successful in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

•	Our ability to create valuable proprietary drug candidates targeting large market opportunities;

•	Research and spending priorities of potential licensing partners;

•	Willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines; or

•	Our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.

If we are unable to enter into out-licensing agreements and realize milestone, license and/or upfront fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock.

If we need but are unable to obtain additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and debt financing. We used $51.2 million in our operating activities in the first six months of fiscal 2009, and $45.7 million, $44.5 million and $24.3 million in our operating activities in fiscal 2008, 2007 and 2006, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest, and possibly to fund increased compensating and restricted cash balances with Comerica Bank, under our existing senior secured credit facility, and to the payment of principal and interest on our credit facility with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield). Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

Our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated. For example, we may not realize revenue under new and existing collaborations when anticipated. In addition, we are currently unable to liquidate ARS we hold with an aggregate book value of $16.7 million.  If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 396 employees as of December 31, 2008, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. For example, during the first quarter of fiscal 2009, auctions for ARS that we hold were suspended when Lehman Brothers filed for bankruptcy and we are currently unable to liquidate these securities. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our research and development activities and other purposes at reasonable terms, which may negatively affect our business. In January 2009, we announced plans designed to conserve our existing capital and to allow us to obtain additional capital outside the financial markets by accelerating partnering opportunities and focusing resources on advancing the development of our most advanced clinical programs. As part of these efforts we also reduced our workforce by 40 employees. A prolonged downturn in the financial markets, however, may cause us to seek alternative sources of potentially less attractive financing, and may require us to make further adjustments to our business plan. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Because our stock price may be volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $7.41 and $2.93, respectively, during the second quarter of fiscal 2009; $8.79 and $4.90, respectively, during the first quarter of fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; $14.40 and $7.55, respectively, in fiscal 2007; and $9.67 and $5.99, respectively, in fiscal 2006. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Array’s annual meeting of stockholders was held on October 30, 2008. At that meeting, four proposals were submitted to a vote of our stockholders. Proposal 1 was a proposal to elect three Class II directors to serve a three-year term of office expiring on the date of the 2011 annual meeting of stockholders. The three nominees for Class II director were Marvin H. Caruthers, Ph.D., Robert E. Conway and Kyle A. Lefkoff. Proposal 2 was a proposal to amend the Array BioPharma Inc. Employee Stock Purchase Plan, as amended (the “ESPP”), (i) to increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares, to an aggregate of 2,250,000 shares, and (ii) to extend the term of the ESPP by an additional ten years to expire on September 8, 2020. Proposal 3 was a proposal to amend the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan to extend the term of the plan by an additional ten years to expire on September 8, 2020. Proposal 4 was a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2009. For further information regarding the annual meeting, including the terms of office of the directors remaining in office following the meeting, please see the Proxy Statement on Schedule 14A we filed with the Securities and Exchange Commission on September 23, 2008. The stockholders approved the proposals as follows:

	Number of Votes
Proposal	For	Against	Abstain/ Withhold
Proposal 1 - Election of Class II directors
Marvin H. Caruthers, Ph.D.	43,498,278	—	1,735,569
Robert E. Conway	45,171,703	—	62,144
Kyle A. Lefkoff	43,483,098	—	1,746,249

Proposal 2 - Approval of two amendments to the ESPP (i) to increase the number of shares of common stock reserved for issuance under the ESPP by 600,000 shares, to an aggregate of 2,250,000 shares, and (ii) to extend the term of the ESPP by an additional ten years to expire on September 8, 2020	39,818,929	1,273,484	40,682

Proposal 3 – Approval of an amendment to the Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan to extend the term of the plan by an additional ten years to expire on September 8, 2020	20,722,088	19,887,582	44,636

Proposal 4 - Ratification of the appointment of KPMG LLP	44,990,872	219,870	18,103

The term of office for each of the other directors continued after the meeting as follows: David L. Snitman, Ph.D., Gil J. Van Lunsen and John L. Zabriskie, Ph.D. (the Class I directors whose term expires at the 2011 Annual Meeting of stockholders); and Francis J. Bullock, Ph.D., Kevin Koch, Ph.D. and Douglas E. Williams, Ph.D. (the Class III directors whose term expires at the 2009 Annual Meeting of stockholders).

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Fourth Amendment to Drug Discovery Collaboration Agreement between Genentech, Inc. and Array BioPharma Inc.
10.2*	Fifth Amendment to Drug Discovery Collaboration Agreement between Genentech, Inc. and Array BioPharma Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment of redacted portions of this exhibit has been granted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 3rd day of February 2009.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Fourth Amendment to Drug Discovery Collaboration Agreement between Genentech, Inc. and Array BioPharma Inc.
10.2*	Fifth Amendment to Drug Discovery Collaboration Agreement between Genentech, Inc. and Array BioPharma Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment of redacted portions of this exhibit has been granted.