Form 10-Q
period 2009-03-31
ARRAY BIOPHARMA INC
filed 2009-05-06
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (do not check if smaller reporting company	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 29, 2009, the registrant had 48,107,601 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	March 31,	June 30,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$51,561	$56,448
Marketable securities	7,322	39,243
Prepaid expenses and other current assets	4,652	5,062
Total current assets	63,535	100,753

Long-term assets
Marketable securities	14,049	29,840
Property and equipment, net	27,950	30,160
Other long-term assets	2,959	2,324
Total long-term assets	44,958	62,324
Total assets	$108,493	$163,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,955	$4,661
Accrued outsourcing costs	4,713	11,280
Accrued compensation and benefits	7,111	7,768
Other accrued expenses	1,233	1,986
Deferred revenue	3,001	2,718
Deferred rent	9,042	5,994
Total current liabilities	32,055	34,407

Long-term liabilities
Long-term debt, net of discount of $18,931 and $20,543 as of March 31, 2009 and June 30, 2008, respectively	80,979	35,355
Deferred revenue	27,654	30,000
Deferred rent	22,239	24,537
Other long-term liability	524	751
Total long-term liabilities	131,396	90,643
Total liabilities	163,451	125,050

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,092,601 and 47,544,503 shares issued and outstanding, as of March 31, 2009 and June 30, 2008, respectively	48	48
Additional paid-in capital	310,671	304,713
Warrants	20,589	20,589
Accumulated other comprehesive income (loss)	235	(1,937)
Accumulated deficit	(386,501)	(285,386)
Total stockholders’ equity (deficit)	(54,958)	38,027
Total liabilities and stockholders’ equity (deficit)	$108,493	$163,077

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue
Collaboration revenue	$4,399	$5,613	$13,427	$16,868
License and milestone revenue	1,639	2,098	6,047	5,854
Total revenue	6,038	7,711	19,474	22,722

Operating expenses
Cost of revenue	5,515	5,725	15,698	16,278
Research and development for proprietary drug discovery	20,029	23,830	68,248	61,997
General and administrative	4,461	3,737	13,435	12,944
Total operating expenses	30,005	33,292	97,381	91,219

Loss from operations	(23,967)	(25,581)	(77,907)	(68,497)

Other income (expense)
Impairment of marketable securities	(3,381)	—	(17,742)	—
Interest income	412	1,342	1,823	5,281
Interest expense	(2,674)	(171)	(7,289)	(635)
Total other income (expense)	(5,643)	1,171	(23,208)	4,646

Net loss	$(29,610)	$(24,410)	$(101,115)	$(63,851)

Change in unrealized loss on marketable securities	(222)	(2,061)	2,171	(2,966)

Comprehensive loss	$(29,832)	$(26,471)	$(98,944)	$(66,817)

Weighted average shares outstanding - basic and diluted	48,068	47,428	47,747	47,236

Net loss per share - basic and diluted	$(0.62)	$(0.51)	$(2.12)	$(1.35)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(Amounts in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income (Loss)	Deficit	Total

Balance as of June 30, 2008	—	$—	47,545	$48	$304,713	$20,589	$(1,937)	$(285,386)	$38,027

Issuance of common stock under stock option and employee stock purchase plans	—	—	548	—	1,675	—	—	—	1,675
Share-based compensation expense	—	—	—	—	4,283	—	—	—	4,283
Recognition of unrealized loss out of accumulated other comprehensive income to earnings	—	—	—	—	—	—	1,939	—	1,939
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	—	233	—	233
Net loss	—	—	—	—	—	—	—	(101,115)	(101,115)

Balance as of March 31, 2009	—	$—	48,093	$48	$310,671	$20,589	$235	$(386,501)	$(54,958)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(101,115)	$(63,851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,934	4,550
Non-cash interest expense for the Credit Facility	5,624	—
Share-based compensation expense	4,283	4,619
Impairment of marketable securities	17,742	—
Gain on disposal of property and equipment	(11)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,059	(2,565)
Accounts payable	2,534	3,119
Accrued outsourcing costs	(6,567)	3,090
Accrued compensation and benefits	(697)	(260)
Other accrued expenses	(606)	1,731
Deferred rent liabilities	(2,015)	(2,046)
Deferred revenue	702	34,148
Other liabilities	—	422
Net cash used in operating activities	(74,133)	(17,043)

Cash flows from investing activities
Purchases of property and equiment	(2,953)	(6,410)
Purchases of marketable securities	(19,209)	(50,880)
Proceeds from sales and maturities of marketable securities	50,733	129,254
Net cash provided by investing activities	28,571	71,964

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,675	1,729
Proceeds from the issuance of long-term debt	40,000	—
Payment of transaction fee	(1,000)	—
Net cash provided by financing activities	40,675	1,729

Net (decrease) increase in cash and cash equivalents	(4,887)	56,650
Cash and cash equivalents as of beginning of period	56,448	10,670
Cash and cash equivalents as of end of period	$51,561	$67,320

Supplemental disclosure of cash flow information
Cash paid for interest on long-term debt	$1,480	$477

Supplemental disclosure of non-cash information
Property and equipment acquisitions included in accounts payable	$—	$70

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

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

Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S.”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2009, and its results of operations for the three and nine months ended March 31, 2009 and 2008, respectively, and its cash flows of the Company for the nine months ended March 31, 2009 and 2008, respectively. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the fair value of the Company’s auction rate securities (“ARS”), (ii) estimating accrued outsourcing costs for clinical trials and preclinical testing and (iii) forecasting future taxable income for determining whether deferred tax valuation allowances are necessary.

Fair Value of Financial Instruments

The Company’s financial instruments are recognized and measured estimated at fair value in the Company’s financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, accrued expenses, long-term debt and warrants.

The Company periodically reviews the realizability of each short-term and long-term marketable security and each long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the carrying value of the investment is written down to its estimated fair value.

See Note 3 “Marketable Securities” for further information about the Company’s marketable securities.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

The fair value of the Company’s long-term debt with fixed interest rates is estimated by discounting the projected cash flows using the rate at which similar debt could currently be borrowed. The fair value of the Company’s warrants is determined using the Black-Scholes option pricing model.  However, in the absence of quoted prices in active markets, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates of the Company’s warrants disclosed in Note 5 “Long — Term Debt” are not indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Marketable Securities

The Company has designated the marketable securities held by the Company as of March 31, 2009 and June 30, 2008 as available-for-sale securities.   These securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and SFAS No. 157 Fair Value Measurements (“SFAS 157”), which was adopted by the Company on July 1, 2008 and was applied prospectively beginning with the first quarter of fiscal 2009.  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.

The Company has also adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments; FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Ordinary; and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.  These statements provide additional guidance and frameworks for determining the fair value of financial assets.

Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying unaudited Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying unaudited Condensed Balance Sheets.  The Company concluded that its investments in ARS are not available for use in current operations due to unsuccessful auctions and therefore has reported them as a component of long-term assets in the accompanying unaudited Condensed Balance Sheets.  See Note 3 “Marketable Securities” for additional information about the Company’s investments in ARS.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Equity (Deficit) until their disposition.  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income. Realized gains and losses are reported in Interest Income or Interest Expense in the accompanying unaudited Condensed Statements of Operations and Comprehensive Loss, respectively, as incurred.  Declines in value judged to be other-than-temporary on available-for-sale securities are reported in Impairment of Marketable Securities in the accompanying unaudited Condensed Statements of Operations and Comprehensive Loss as recognized.  The cost of securities sold is based on the specific identification method.

In response to uncertainties in the credit and financial markets, the Company reassessed and revised its investment policy during the third quarter of fiscal 2009.  The new investment policy provides that the Company’s future investment purchases (excluding employee directed amounts in certain employee benefit plans) be invested in U.S. government backed securities with a maximum maturity of two years for any one issue.    The weighted average maturity of the portfolio can be no more than one year.   Further,

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

the portfolio must consist of investments intended to meet the forecasted liquidity needs of the Company and to ensure that at least 30 days of cash is available on a one-day notice.

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively “CROs”).  These CROs generally bill monthly for services performed or bill based upon milestone achievement.  The Company accrues for each of the significant agreements it has with CROs.  For preclinical studies, expenses are accrued based upon the percentage of work completed and the contract milestones remaining.  For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study.  The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits.  The Company’s estimates depend on the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). The Company recognizes the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities, and using enacted tax rates in effect for the year, reflect the expected effect these differences would have on current taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence including historical taxable income, the expected reversal of temporary differences, and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Operating Leases

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease, and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying unaudited Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term.  The Company has also entered into two sale-lease back transactions, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying unaudited Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term.  Deferred Rent balances are classified as short-term or long-term in the accompanying unaudited Condensed Balance Sheets based upon when reversal of the liability is expected to occur.

Share-Based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). The Company adopted SFAS 123(R) on July 1, 2005 using the modified prospective method of transition. Under this

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

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

Under SFAS 123(R), the estimated fair value of share-based compensation under the Option Plan and the ESPP is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. See Note 7 “Share Based Compensation Expense” below for more information on the impact of the Company’s share-based compensation plans in the Condensed Financial Statements.

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

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the research term specified in the agreement in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying unaudited Condensed Balance Sheets. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of the Company.

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

Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery

The Company incurs costs in connection with performing research and development activities that consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs.  The Company allocates these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent by its scientists on development conducted for its collaborators and for its internal proprietary programs, respectively. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.

Research and Development Expenses for Proprietary Drug Discovery relate to specific proprietary programs and programs under collaboration agreements which the Company has concluded the Company is likely to retain the rights to, as well as fees paid to other entities that conduct research activities on the Company’s behalf for such programs. Cost of Revenue represents costs associated with research and development conducted for the Company’s collaborators and the cost of chemical compounds sold. Where the Company’s collaboration agreements provide for it to conduct development of drug candidates, and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total compounds under the agreement that the Company concludes is likely to be selected by the partner.  These costs may not be incurred equally across all programs.  In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, the Company will adjust the allocation accordingly.

For example, the Company granted Celgene an option to select up to two of four programs developed under the collaboration and has concluded that Celgene is currently likely to exercise its option with respect to two of the four programs. Accordingly, the Company reports costs associated with the Celgene collaboration as follows:  50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Drug Discovery.  See further discussion in Note 4 “Deferred Revenue.”

Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments to provide guidance for assessing whether an impairment of a debt security is other than temporary.  The Company adopted this guidance during the current quarter and

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

incorporated it into its impairment review for the ARS.  Please see Note 3 “Marketable Securities” for further discussion on the Company’s ARS.

On April 9, 2009, the FASB issued FSP No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly to provide additional guidance for estimating fair value in accordance with SFAS 157.  The Company early adopted this guidance during the quarter and incorporated it into its impairment review for the ARS.  Please see Note 3 “Marketable Securities” for further discussion.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures About Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies.  It is effective for interim reporting periods ended after June 15, 2009.  The Company will adopt this guidance to expand the interim disclosures in the first quarter of fiscal 2010.

On October 10, 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The Company adopted this guidance during the second quarter of fiscal 2009 and incorporated it into its impairment review for the ARS.  Please see Note 3, “Marketable Securities” for further discussion.

In May 2008, the FASB issued FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010 ending September 30, 2009, and will apply this standard on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other non-financial assets or liabilities at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The decision about whether to elect the fair value option is generally: (i) applied instrument by instrument;

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

(ii) irrevocable (unless a new election date occurs); and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments for which the fair value option is elected must be valued each period and changes are reflected in the income statement. SFAS 159 was effective for the Company beginning in July 2008. The Company has not elected the fair value option for any of its financial instruments.

NOTE 2 — SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of the Company’s equipment, leasehold improvements and other fixed assets is within the U.S.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

Geographic Information

All of our collaboration agreements are denominated in U.S. dollars.  The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

North America	$6,005	$6,413	$19,111	$18,859
Europe	25	51	333	182
Asia Pacific	8	1,247	30	3,681
	$6,038	$7,711	$19,474	$22,722

Significant Collaborators

The Company had two collaborators that contributed greater than 10% of total revenue for each of the three and nine months ended March 31, 2009.  There were four collaborators that contributed greater than 10% of total revenue for the three- and nine-month periods ended March 31, 2008.  The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Genentech, Inc.	70.6%	49.9%	66.4%	51.3%
Celgene Corporation	23.7%	18.5%	22.0%	12.6%
VentiRx Pharmaceuticals, Inc.	4.5%	13.6%	8.7%	16.6%
Ono Pharmaceuticals Co., Ltd.	—	16.1%	—	16.1%
	98.8%	98.1%	97.1%	96.6%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral, though most collaborators pay in advance. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2009.

NOTE 3 - MARKETABLE SECURITIES

The Company’s investments in marketable securities include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and ARS. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company’s investments in marketable securities were all classified as available-for-sale as of March 31, 2009 and June 30, 2008.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

Marketable securities consisted of the following as of March 31, 2009 (amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$7,129	$—	$(6)	$7,123
Mutual fund securities	199	—	—	199
Sub-total	7,328	—	(6)	7,322

Long-term available-for-sale securities:
Auction rate securities	13,286	239	—	13,525
Mutual fund securities	524	—	—	524
Sub-total	13,810	239	—	14,049

Total	$21,138	$239	$(6)	$21,371

The fair value measurement categories of these marketable securities as outlined in SFAS 157 as of March 31, 2009 were as follows (amounts in thousands):

March 31,
2009

Quoted prices in active markets for identical assets (Level 1)	$7,846
Significant unobservable inputs (Level 3)	13,525
$21,371

Marketable securities consisted of the following as of June 30, 2008 (amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Corporate commercial paper securities	$9,457	$9	$—	$9,466
U.S. Government agency securities	23,801	1	(4)	23,798
Corporate debt securities and other	5,983	—	(4)	5,979
Sub-total	39,241	10	(8)	39,243

Long-term available-for-sale securities:
Auction rate securities	31,028	—	(1,939)	29,089
Mutual fund securities	751	—	—	751
Sub-total	31,779	—	(1,939)	29,840

Total	$71,020	$10	$(1,947)	$69,083

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

Marketable securities in an unrealized loss position as of March 31, 2009 and June 30, 2008 were as follows (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Balances as of March 31, 2009
U.S. Government agency securities	$7,123	$(6)	$—	$—	$7,123	$(6)

Balances as of June 30, 2008
U.S. Government agency securities	$17,478	$(4)	$—	$—	$17,478	$(4)
Corporate debt securities and other	5,505	(4)	—	—	5,505	(4)
Auction rate securities	4,760	(233)	24,329	(1,706)	29,089	(1,939)
	$27,743	$(241)	$24,329	$(1,706)	$52,072	$(1,947)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of March 31, 2009 is as follows (amounts in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$7,328	$7,322
Due in one year to three years	524	524
Due after 10 years or more	13,286	13,525
	$21,138	$21,371

Auction Rate Securities

During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities with a par value of $32.9 million, were unsuccessful.  During the first quarter of fiscal 2009, auctions for the ARS that the Company holds were suspended.  The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through all three quarters of fiscal 2009. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when the Company needs to access these funds. The Company may need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities. In this event, the Company may be required to sell them in a distressed sale in a secondary market for a value that may be lower than their current fair value.

Under SFAS 157, the fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date. Since there was no active market data for the Company’s ARS as of June 30, 2008, the Company estimated the fair values for these securities, using a discounted cash flow method under the income method approach. Under the fair value hierarchy established by SFAS 157, the Company’s ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities.  The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). In determining fair value, the Company analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. The Company also considered the valuations prepared by its third party investment advisor who maintains custody of these securities and conducts the related auctions.  During the first quarter of 2009, the Company’s investment advisor  was no longer able to provide valuation services.  Due to the inherent complexity in valuing these

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS in the first, second and third quarters of fiscal 2009.

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

Based on the fair value analysis and fair value estimates as of December 31, 2008 and March 31, 2009, the Company recorded an additional other-than-temporary impairment charge to earnings of $10.5 million and $3.4 million, respectively, on its ARS.

These charges are summarized below (amounts in thousands):

	Three Months	Nine Months
	Ended March 31,	Ended March 31,
	2009	2009

Losses attributable to the change in unrealized losses	$—	$(1,939)
Additional current period losses	(3,381)	(15,803)
	$(3,381)	$(17,742)

A rollforward of the ARS from June 30, 2008 to March 31, 2009 follows (amounts in thousands):

Balance as of June 30, 2008	$29,089
Add: Current period gains included in equity	239
Less: Current period losses included in earnings	(15,803)
Balance as of March 31, 2009	$13,525

While the Company believes that the estimates used in its fair value analysis are reasonable, a change in any of the assumptions underlying its estimates would result in different fair value estimates for the ARS and could result in additional impairment charges.

NOTE 4 — DEFERRED REVENUE

In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an upfront payment of $40 million to the Company to provide research funding for activities conducted by Array under the agreement. The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

co-promotional rights in the U.S.  Celgene’s option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug, potential milestone payments of  $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved, as well as royalties on net sales. The Company will retain all rights to the other programs. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised its option, upon six months’ written notice to the Company. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement. Celgene can also choose to terminate any drug development program it has not exercised an option at any time, provided that it must give the Company prior notice. In this event, all rights to the program remain with the Company and it would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could achieve if the Company chooses to continue development of the program.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

	March 31,	June 30,
	2009	2008

Credit facility	$84,910	$40,898
Term loan	10,000	10,000
Equipment line of credit	5,000	5,000
Long-term debt, gross	99,910	55,898
Less: Unamortized discount on credit facility	(18,931)	(20,543)
Long-term debt, net	$80,979	$35,355

Credit Facility and Warrants

In April 2008, the Company entered into a six-year Credit Facility (“Credit Facility”) with, and issued warrants to, Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively “Deerfield”), health care investment funds. The Company borrowed a total of $80.0 million under the Credit Facility, which was funded in two $40.0 million payments in June 2008 and December 2008. The Company makes quarterly payments of simple interest from the date of the Facility Agreement, at a 2.0% annual rate, on the total Credit Facility of $80.0 million.  In addition, interest is compounded quarterly, at an additional 6.5% annual rate, on the total Credit Facility of $80.0 million, and is added to the outstanding principal loan balance until repayment.  The outstanding principal and interest is due on or before April 2014 and, at the Company’s option, may be repaid at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash.  A 2.5% transaction fee of the amounts borrowed totaling $2.0 million was paid to Deerfield at the time the Company borrowed the funds under the facility.

Other direct issuance costs in connection with the transaction were not significant. The Company recognized a total of $2.6 million and $7.0 million in interest expense during the three and nine months ended March 31, 2009, respectively, for the Credit Facility. The Credit Facility is secured by a second priority security interest in the Company’s assets including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

The Facility Agreement contains representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreement restricts the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company’s total cash and cash equivalents and marketable securities at the end of a fiscal quarter fall below $40.0 million, all amounts outstanding under the Credit Facility become immediately due and payable.

In consideration for providing the Credit Facility, the Company issued warrants to Deerfield to purchase 6,000,000 shares of common stock at a price of $7.54 per share, which may be exercised at any time during a six year period from the date of the Facility Agreement. Pursuant to Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants, the Company allocated the total proceeds of $80.0 million between the convertible debt and the warrants based upon their estimated relative fair values.

The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions:

•	Risk-free interest rate of 3.3%;
•	Volatility of 63.9%;
•	Expected life of six years; and
•	Dividend yield of zero.

The warrants were recognized as equity under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and are reported within Stockholders’ Equity (Deficit) in the accompanying unaudited Condensed Balance Sheets. The fair value of the warrants has been recognized as Debt Discount in the accompanying unaudited Condensed Balance Sheets and is amortized to Interest Expense over the six year term of the Credit Facility.

There was $796 thousand and $1.6 million of interest amortization expense recognized during the three and nine months ended March 31, 2009, respectively, and as of March 31, 2009 the warrants have not been exercised.

Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank dated June 28, 2005, as amended on July 7, 2006 and on June 6, 2008. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company’s assets, other than its intellectual property. The full $10.0 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 1.5% per annum and a maturity date of June 28, 2010.

As of June 30, 2007, the Company had received the total $5.0 million of equipment advances, which currently have an interest rate of 1.5% per annum and a maturity date of June 28, 2010. Total available revolving lines of credit of $6.8 million have been issued to support outstanding standby letters of credit in relation to the Company’s facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016, respectively.

The outstanding balances under the term loan, the equipment advances and the revolving line of credit bear interest on a monthly basis at one of the following interest rates elected by the Company from time to time:

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

•	A rate equal to 1.75% below the Prime “Base Rate” as quoted by Comerica Bank from time to time; or
•	A rate equal to 1.00% above Comerica Bank’s LIBOR rate, which would remain in effect during the relevant LIBOR period; or
•	A rate equal to 1.25% above Comerica Bank’s Cost of Funds rate, which would remain in effect during the relevant Cost of Funds period.

Should the Company maintain less than $10.0 million at Comerica Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than shown above.  Interest is payable monthly on the outstanding borrowings.

If the Company’s total cash, cash equivalents and marketable securities, including those invested at Comerica Bank, falls below $40.0 million, between $30.0 million and $25.0 million, or below $25.0 million, the minimum required balance maintained at Comerica Bank is $2.0 million, $8.5 million and $17.0 million, respectively. If the Company’s total cash, cash equivalents and marketable securities, including those invested at Comerica Bank, falls below $20.0 million, the loans become immediately due and payable.

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

Commitment Schedule

A summary of the Company’s commitments under the Facility Agreement and the Loan and Security Agreement is as follows (amounts in thousands):

2009	$—
2010	15,000
2011	—
2012	—
2013	—
Thereafter	84,910
$99,910

NOTE 6 — NET LOSS PER SHARE

As a result of the Company’s net losses for the three and nine month periods ended March 31, 2009 and 2008 all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. As of March 31, 2009 and 2008, the number of potentially dilutive common stock equivalents excluded from the diluted loss per share calculations was 35,056,255 shares and 8,329,389 shares, respectively.

NOTE 7 — SHARE BASED COMPENSATION EXPENSE

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and applied the modified prospective method for expensing share-based compensation. SFAS 123(R)

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended March 31, 2009

(Unaudited)

requires all share-based payments to employees to be recognized in the Condensed Statements of Operations and Comprehensive Income (Loss) at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 12 “Employee Compensation Plans” to the Company’s audited financial statements included in its annual report on Form 10-K for the year ended June 30, 2008 for more information about the assumptions used by the Company under this valuation methodology.   During the three and nine months ended March 31, 2009, the Company made no material changes to these assumptions.

During the three and nine months ended March 31, 2009, the Company issued new stock options totaling 17.6 thousand and 1.3 million shares, respectively.  During the three and nine months ended March 31, 2008, the Company issued new stock options totaling 238 thousand and 824 thousand shares, respectively. The Company recognized compensation expense related to stock options of $1.3 million and $4.0 million for the three and nine months ended March 31, 2009, respectively.  The Company recognized compensation expense related to stock options of $1.6 million and $4.6 million for the three and nine months ended March 31, 2008, respectively.

As of March 31, 2009, there was $7.9 million of total unrecognized compensation expense (including the impact of expected forfeitures as required by SFAS 123(R)) related to unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.3 years.

NOTE 8 — RESTRUCTURING CHARGES

On January 8, 2009, the Company implemented a reduction in its workforce by approximately 40 employees. The terminated employees were notified on January 8, 2009 and were primarily in discovery research and support positions. The reductions were made in connection with the Company’s corporate strategy to accelerate partnering activities and scale back discovery research to help ensure sustainable growth for the Company in light of uncertainties in the capital markets and general economic conditions. The actions associated with the reductions were completed during the quarter ended March 31, 2009.

As a result of the reductions, the Company recorded a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009. Of this charge, $334 thousand was recorded in Cost of Revenue, $1.0 million was recorded in Research and Development Expenses for Proprietary Drug Discovery, and $140 thousand in General and Administrative Expenses in the accompanying unaudited Statements of Operations and Comprehensive Income (Loss).  The restructuring charge is associated with the payment of termination benefits that the Company paid in cash during the third quarter of fiscal 2009. These termination benefits consisted of a severance payment based on the affected employee’s length of service with the Company, a health benefit payment that the employee may use to pay the premiums required to continue health care coverage under COBRA and outplacement assistance. Payment of these termination benefits was contingent on the affected employee entering into a separation agreement with the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of our internal proprietary drug discovery activities, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending, our working capital requirements and our future headcount requirements.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and Item IA of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.

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

The eight most advanced wholly-owned programs in our development pipeline are as follows:

1.	ARRY-797, a p38 inhibitor and pan-cytokine modulator for inflammation and for pain;
2.	ARRY-162, a MEK inhibitor for inflammation;
3.	ARRY-543, an ErbB family (EFGR / ErbB-2) inhibitor for cancer;
4.	ARRY-520, a KSP inhibitor for cancer;
5.	ARRY-614, a p38/Tie 2 dual inhibitor for cancer;
6.	ARRY-380, an ErbB-2 inhibitor for cancer;
7.	ARRY-403, a glucokinase activator for Type II diabetes; and
8.	ARRY-300, a MEK inhibitor.

We also have a portfolio of drug discovery programs that we believe will continue to generate Investigational New Drug, or IND, applications each year. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND.

We have built our proprietary pipeline of research and development programs on an investment of $308.2 million from our inception through March 31, 2009, including $20.0 million and $68.2 million for the three and nine months ended March 31, 2009, respectively. Over the past three fiscal years, research and development expenses have significantly increased year over year to support our clinical development efforts and were $90.3 million for fiscal 2008, compared to $57.5 million for fiscal 2007 and $33.4 million for fiscal 2006.

In light of ongoing uncertainty in the financial markets, we recently announced a plan to focus our efforts on advancing our clinical programs through proof-of-concept to maximize their value and accelerate our partnering activities.  In addition, we intend to scale back resources devoted to early discovery research and further focus our development efforts on our most promising candidates. Consequently, for the remainder of fiscal 2009, we currently expect that quarterly research and development expenses will remain at a level similar to the three months ended March 31, 2009.

We have received a total of $338.9 million in research funding and in up-front and milestone payments from our collaboration partners through March 31, 2009. Under our existing collaboration agreements, we have the potential to earn over $1.4 billion in additional milestone payments if we achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 20 drug development programs.

Our significant existing collaborators include:

•

Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us to develop two of our cancer programs — which has been expanded to include three additional programs — all five of which are in preclinical development;

•

Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation;

•	AstraZeneca, PLC, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

Our fiscal year ends on June 30 each year. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2008 refers to the fiscal year ended June 30, 2008 and the third quarter of fiscal 2009 refers to the quarter ended March 31, 2009.

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

We had two collaborators that contributed greater than 10% of total revenue for each of the three and nine months ended March 31, 2009.  There were four collaborators that contributed greater than 10% of total revenue for the three and nine months ended March 31, 2008. The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Genentech, Inc.	70.6%	49.9%	66.4%	51.3%
Celgene Corporation	23.7%	18.5%	22.0%	12.6%
VentiRx Pharmaceuticals, Inc.	4.5%	13.6%	8.7%	16.6%
Ono Pharmaceuticals Co., Ltd.	—	16.1%	—	16.1%
	98.8%	98.1%	97.1%	96.6%

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

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

North America	$6,005	$6,413	$19,111	$18,859
Europe	25	51	333	182
Asia Pacific	8	1,247	30	3,681
	$6,038	$7,711	$19,474	$22,722

All of our collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying unaudited Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

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

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability on our balance sheet. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full time equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence or likelihood of development commitments, and other significant commitments of ours.

We determined that the performance period applicable to our agreement with Celgene Corporation is seven years ending September 2014. We determined the performance period for our collaboration and licensing agreement with VentiRx to be one year ended in March 2008. Each of these periods coincides with the research terms specified in each licensing agreement.

Under our agreement with VentiRx, we received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering. Both the technology access fee and the value of the preferred stock were recorded as advance payments from collaborators and Deferred Revenue, and were recognized as revenue on a straight-line basis over the estimated one-year research term.  The preferred stock has been recorded in Other Long-term Assets in the accompanying unaudited Condensed Balance Sheets.

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

Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation and other direct and indirect chemical handling and laboratory support costs.  We allocate these costs between Cost of Revenue and Research and Development  Expenses for Proprietary Drug Discovery based upon the respective time spent on each by our scientists on development conducted for our collaborators and for our internal proprietary programs, respectively. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

Research and Development Expenses for Proprietary Drug Discovery relate to specific proprietary programs and programs under collaboration agreements which we have concluded we are likely to retain the rights to, as well as fees paid to other entities that conduct research activities on our behalf for such programs. Cost of Revenue represents costs associated with research and development conducted for our collaborators and the cost of chemical compounds sold. Where our collaboration agreements provide for us to conduct development of drug candidates, and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of our research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to be selected by the partner.  These costs may not be incurred equally across all programs.  In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that management reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, we will adjust the allocation accordingly.

For example, we granted Celgene an option to select up to two of four programs developed under the  collaboration and have concluded that Celgene is currently likely to exercise its option with respect to two of the four programs. Accordingly, we report costs associated with the Celgene collaboration as follows:  50% to Cost of Revenue, with the remaining 50% to Research and Development  Expenses for Proprietary Drug Discovery.

Investments in Marketable Securities

We have designated the marketable securities held by us as of March 31, 2009 and June 30, 2008 as available-for-sale securities.   These securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and SFAS No. 157 Fair Value Measurements (“SFAS 157”), which was adopted by us on July 1, 2008 and was applied prospectively beginning with the first quarter of fiscal 2009.  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.

We have also adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments; FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Ordinary; and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.  These statements provide additional guidance and frameworks for determining the fair value of financial assets.

Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying unaudited Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying unaudited Condensed Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Equity (Deficit) until their disposition.  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income. Realized gains and losses are reported in Interest Income or Interest Expense in the accompanying unaudited Condensed Statements of Operations and Comprehensive Loss as incurred.  Declines in value judged to be other-than-temporary on available-for-sale securities are reported in Impairment of Marketable Securities in the accompanying unaudited Condensed Statements of Operations and Comprehensive Loss as recognized.  The cost of securities sold is based on the specific identification method.

We have concluded that our investments in ARS are not available for use in current operations due to unsuccessful auctions and therefore have reported them as a component of long-term assets in the accompanying unaudited Condensed Balance Sheets. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities with a par value of $32.9 million and current fair value of $13.5 million, were unsuccessful.  The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through all three quarters of fiscal 2009. While we now earn a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when we need to access these funds. We may need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities. In this event, we may be required to sell them in a distressed sale in a secondary market most likely for a lower amount than their current fair value.

Under SFAS 157, the fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date. Since there was no active market data for our ARS as of June 30, 2008, we estimated the fair values for these securities, using a discounted cash flow method under the income method approach. Under the fair value hierarchy established by SFAS 157, our ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities.  The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). In determining fair value, we analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. We also considered the valuations prepared by our third party investment advisor who maintains custody of these securities and conducts the related auctions.  During the first quarter of 2009, our investment advisor was no longer able to provide valuation services.  Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS in the first, second and third quarters of fiscal 2009. While we believe that the estimates used in our fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional impairment charges.

See Note 3 “Marketable Securities” in the accompanying unaudited Condensed Financial Statements for additional information about our investments in ARS as well as “Other Income (Expense)” in the Results of Operations discussion below.

Accrued Outsourcing Costs

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

Income Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and/or liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that it is more likely than not we will not recover these deferred assets, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. To the extent that we believe a valuation allowance is required, we must include and expense the tax effect of the allowance within the tax provision in our Statements of Operations and Comprehensive Loss.

Results of Operations for the Three and Nine Months Ended March 31, 2009 and 2008

Revenue

Collaboration Revenue consists of revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license. License and Milestone Revenue is combined and reported separately from Collaboration Revenue.

A summary of our revenue follows (amounts in thousands):

	Three Months Ended				Nine Months Ended
	March 31,		Change 2009 vs. 2008		March 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Collaboration revenue	$4,399	$5,613	$(1,214)	(21.6)%	$13,427	$16,868	$(3,441)	(20.4)%
License and milestone revenue	1,639	2,098	(459)	(21.9)%	6,047	5,854	193	3.3%
Total revenue	$6,038	$7,711	$(1,673)	(21.7)%	$19,474	$22,722	$(3,248)	(14.3)%

For the three months ended March 31, 2009, Collaboration Revenue decreased by $1.2 million due to the expiration of our collaboration with Ono Pharmaceuticals during the fourth quarter of fiscal 2008.  Similarly, the $3.4 million decline in revenue for the nine-month period reflects lower revenue of $3.7 million and $410 thousand following the expiration of the Ono collaboration and decreased activity under our collaboration with VentiRx, respectively.  These declines were partially offset by an increase of $778 thousand related to the expansion of the Genentech collaboration in the first quarter of fiscal 2009.

License and Milestone Revenue for the three-month period ended March 31, 2009 decreased $459 thousand.  This is primarily attributable to reduced revenue recognized under the VentiRx collaboration of $657 thousand. License and milestone revenue for the nine-month period remained consistent with the prior year in total.  In this period, there was an increase in milestone revenue for our programs with Genentech of $474 thousand, an increase in license revenue of $1.4 million for our programs with Celgene and a decrease in milestone revenue of $1.7 million with our programs with VentiRx.

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

A summary of our Cost of Revenue follows (amounts in thousands):

	Three Months Ended				Nine Months Ended
	March 31,		Change 2009 vs. 2008		March 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Cost of revenue	$5,515	$5,725	$(210)	(3.7)%	$15,698	$16,278	$(580)	(3.6)%
Cost of revenue as a percentage of total revenue	91.3%	74.2%			80.6%	71.6%

Cost of Revenue remained relatively consistent with the same period in the prior year in constant dollars for both the three and nine months ended March 31, 2009 and 2008.  The increases in Cost of Revenue as a percentage of revenue were primarily due to the decrease in license revenue from VentiRx, which had no associated costs, and increased costs associated with advancement of our partnered programs, including our collaboration with Celgene.  Included in Cost of Revenue was $334 thousand of the restructuring charge taken in the three-month period as discussed in Note 8 “Restructuring Charges” in the accompanying unaudited Condensed Financial Statements.

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

The following table shows our Research and Development Expenses for Proprietary Drug Discovery by categories of costs for the periods presented (amounts in thousands):

	Three Months Ended March 31,		Change 2009 vs. 2008		Nine Months Ended March 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Salaries, benefits and share-based compensation	$9,989	$8,627	$1,362	15.8%	$29,902	$24,106	$5,796	24.0%
Outsourced services and consulting	4,885	9,375	(4,490)	(47.9)%	20,810	21,874	(1,064)	(4.9)%
Laboratory supplies	1,237	2,647	(1,410)	(53.3)%	7,241	7,219	22	0.3%
Facilities and depreciation	2,816	2,696	120	4.5%	8,087	7,490	597	8.0%
Other	1,102	485	617	127.2%	2,208	1,308	900	68.8%
Total research and development for proprietary drug discovery	$20,029	$23,830	$(3,801)	(16.0)%	$68,248	$61,997	$6,251	10.1%

Research and Development Expenses for Proprietary Drug Discovery increased for the nine-month period ended March 31, 2009 as compared to prior year as a result of the increase in staff in our Clinical Development Group.  The decrease in the current three-month period as compared to the prior year is primarily the result of the timing of the incurrence of costs for services performed and not a decrease in our proprietary programs. This decrease was partially offset by a $1.0 million restructuring charge taken during the third quarter of fiscal 2009, as described in Note 8 “Restructuring Charges.”  We currently expect that Research and Development Expenses for Proprietary Drug Discovery will remain largely consistent on a quarterly basis through the current fiscal year as we focus our development efforts on our most advanced programs and reduce resources devoted to early discovery research.

The most significant increases for the nine-month period resulted in the advancement of our eight most advanced programs:

1.	ARRY-797, a p38 inhibitor and pan-cytokine modulator for inflammation and for pain;
2.	ARRY-162, a MEK inhibitor for inflammation;
3.	ARRY-543, an ErbB family (EFGR / ErbB-2) inhibitor for cancer;
4.	ARRY-520, a KSP inhibitor for cancer;
5.	ARRY-614, a p38/Tie 2 dual inhibitor for cancer;
6.	ARRY-380, an ErbB-2 inhibitor for cancer;

7.	ARRY-403, a glucokinase activator for Type II diabetes; and
8.	ARRY-300, a MEK inhibitor.

General and Administrative Expenses

General and Administrative Expenses consist mainly of compensation and associated fringe benefits not included in Cost of Revenue or Research and Development Expenses for Proprietary Drug Discovery and include other management, business development, accounting, information technology and administration costs, including the establishment and protection of patents, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

A summary of our General and Administrative Expenses follows (amounts in thousands):

	Three Months Ended				Nine Months Ended
	March 31,		Change 2009 vs. 2008		March 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

General and administrative	$4,461	$3,737	$724	19.4%	$13,435	$12,944	$491	3.8%

General and Administrative Expenses increased by $724 thousand and $491 thousand in the three and nine months ended March 31, 2009, respectively, as compared to the same periods in the prior year.  General and Administrative Expenses were lower as a result of cost reduction efforts we implemented and a fewer number of employees in the current three- and nine-month periods, which were offset by increased patent costs and the $140 thousand in restructuring charges in the third quarter of 2009 relating to termination benefits that were paid during the quarter.

Other Income (Expense)

A summary of our Other Income (Expense) follows (amounts in thousands):

	Three Months Ended				Nine Months Ended
	March 31,		Change 2009 vs. 2008		March 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Impairment of marketable securities	$(3,381)	$—	$(3,381)	100.0%	$(17,742)	$—	$(17,742)	100.0%
Interest income	412	1,342	(930)	(69.3)%	1,823	5,281	(3,458)	(65.5)%
Interest expense	(2,674)	(171)	(2,503)	1,463.7%	(7,289)	(635)	(6,654)	1,047.9%
Total other income (expense)	$(5,643)	$1,171	$(6,814)	(581.9)%	$(23,208)	$4,646	$(27,854)	(599.5)%

Based on our fair value analysis and fair value estimates as of June 30, 2008, we recorded an other-than-temporary impairment of $1.9 million on two of our ARS, primarily due to the continued decline and the magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets.

Based on the fair value analysis and fair value estimates as of September 30, 2008, we realized $1.9 million of losses previously recorded in Accumulated Other Comprehensive Income (Loss) in our Balance Sheets because the losses were considered other-than-temporary.  Additionally, we recorded an additional other-than-temporary impairment charge of $2.0 million on our ARS, for a total charge to earnings of $3.9 million.

Based on the fair value analysis and fair value estimates as of December 31, 2008 and March 31, 2009, we recorded an additional other-than-temporary impairment charge to earnings of $10.5 million and $3.4 million, respectively, on our ARS.

Interest Income decreased in the first three quarters of fiscal 2009 compared to the same periods in fiscal 2008 primarily due to lower effective interest rates and lower average cash, cash equivalent and investment balances.  Interest Expense increased in the first three quarters of fiscal 2009 compared to the same periods in fiscal 2008 due to interest payments on borrowings under the Deerfield Credit Facility that were drawn down in June and December 2008.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing spending on research and development. As of March 31, 2009, we had an accumulated deficit of $386.5 million. We had net losses of $29.6 million and $101.1 million for the three and nine months ended March 31, 2009, respectively, and of $96.3 million, $55.4 million and $39.6 million, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and through our credit facilities. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities that were generated primarily from these sources.

We currently believe that our existing cash resources, excluding the value of the ARS we hold, will enable us to continue to fund our current operations for the next 12 months assuming we obtain additional sources of funding as anticipated. This funding may include up-front fees or research funding through new out-licensing transactions, sales of debt or equity securities and/or securing additional credit facilities. However, our ability to continue as a going concern may be in substantial doubt, if we are unable to obtain additional funding to the extent or when needed and/or reduce our current rate of spending and we may be unable to fund our current operations.  In addition, it may result in the acceleration of our borrowings under our credit facility with Deerfield Capital and our loan with Comerica Bank, which require us to maintain certain levels of cash and marketable securities, as described in Note 5 “Long-Term Debt” in the accompanying unaudited Condensed Financial Statements. The accompanying Condensed Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if we were to determine that there was substantial doubt about our ability to continue as a going concern.

We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements, that our existing cash, cash equivalents and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders.  If we raise additional funds by issuing equity or convertible debt securities, substantial dilution to existing stockholders may result.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or, as discussed above, may adversely affect our ability to operate as a going concern.

Our future capital requirements may also be negatively impacted if we do not receive milestone or royalty payments under our existing or future collaboration agreements. Our ability to realize these payments, and to enter into new partnering arrangements that generate additional revenue through upfront fees and milestone or royalty payments, is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we may not be successful in generating proof-of-concept data to create partnering opportunities, and even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

The estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•                  The rate at which we invest in our development programs;

•                  Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates, and the

•                  timing of payments under those agreements throughout each candidate’s development stage;

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

Marketable securities classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased.  Marketable securities classified as long-term consist primarily of ARS. See Note 3 “Marketable Securities” for more information regarding the ARS we hold.

Following is a summary of our cash, cash equivalents and marketable securities (amounts in thousands):

	March 31,	June 30,
	2009	2008	$ Change	% Change

Cash and cash equivalents	$51,561	$56,448	$(4,887)	(8.7)%
Marketable securities - short-term	7,322	39,243	(31,921)	(81.3)%
Marketable securities - long-term	14,049	29,840	(15,791)	(52.9)%
Total	$72,932	$125,531	$(52,599)	(41.9)%

Cash Flow Activities

Following is a summary of our cash flow activities (amounts in thousands):

	Nine Months Ended March 31,		Change 2008 vs. 2007
	2009	2008	$	%

Cash flows provided by (used in):
Operating activities	$(74,133)	$(17,043)	$(57,090)	335.0%
Investing activities	28,571	71,964	(43,393)	(60.3)%
Financing activities	40,675	1,729	38,946	2,252.5%
Total	$(4,887)	$56,650	$(61,537)	(108.6)%

Net cash used in operating activities for the nine months ended March 31, 2009 was $74.1 million, compared to $17.0 million for the same period in fiscal 2008.  The $57.1 million difference is primarily attributable to the receipt of a $40.0 million up-front payment from Celgene in September 2007.  The remaining change is related to a greater net loss in the nine months of fiscal 2009, compared to the same period in fiscal 2008.

Net cash provided by investing activities was $28.6 million and $72.0 million for the first nine months of fiscal 2009 and 2008, respectively. The decrease is primarily due to lower proceeds from the sale of marketable securities during the nine months of fiscal 2009 compared with the same period of fiscal 2008. Purchases of marketable securities used $19.2 million in cash, and proceeds from sales and maturities of marketable securities provided $50.7 million in cash during the nine months of fiscal 2009. Purchases of marketable securities used $50.9 million and proceeds from sales and maturities of marketable securities provided $129.3 million in cash in the nine months of fiscal 2008.  During the nine months of fiscal 2009, we invested $3.0 million in property and equipment, primarily in lab equipment for analytical and process research, as well as establishment of our North Carolina office and routine improvements to our facilities in Colorado, compared to $6.4 million in the same nine-month period in fiscal 2008.

Net cash provided by financing activities increased period over period due to the $40.0 million drawdown on the Deerfield Credit Facility, less the $1.0 million transaction fee.  Stock options exercised were consistent in each period.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2009 (amounts in thousands):

	Less Than	1 to 3	4 to 5
	1 Year	Years	Years	Over 5 Years	Total

Debt obligations (1)	$—	$15,000	$—	$80,000	$95,000
Interest on debt obligations (3) (4)	1,825	3,255	3,200	37,918	46,198
Operating lease commitments (2)	7,713	15,697	16,265	18,969	58,644
Purchase obligations (2)	15,021	3,361	—	—	18,382
Total	$24,559	$37,313	$19,465	$136,887	$218,224

(1)	Reflected in the accompanying unaudited Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying unaudited Condensed Balance Sheets.
(3)	Interest on the variable debt obligations is calculated at 1.5%, the interest rate in effect as of March 31, 2009 under our Loan and Security Agreement with Comerica Bank.
(4)	Includes $5.2 million of interest accrued in the accompanying unaudited Condensed Balance Sheets. The remaining amounts are not reflected in the accompanying unaudited Condensed Balance Sheets.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. The initial lease terms for our facilities in effect as of March 31, 2009 were five to ten years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Total remaining operating lease obligations under our lease for our facility in Boulder, Colorado account for $38.7 million of total operating lease commitments in the above table.  Total remaining operating lease obligations under our lease for our facility in Longmont, Colorado account for $18.2 million of total operating lease commitments in the above table.  The remainder of our operating lease commitments consist of the lease for our North Carolina facility and various copier and equipment leases.

Purchase obligations totaling $15.0 million were primarily for outsourced services for clinical trials.  Additional purchase obligations of $1.7 million were primarily for software to support the advancement of clinical trials, lab supplies and ongoing equipment and facilities maintenance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2009, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of March 31, 2009, $13.5 million of our investment portfolio is invested in ARS that are not marketable.  In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $72.9 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale, a theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by $729 thousand.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $13.5 million, were unsuccessful. We recorded an other-than-temporary impairment charge of $1.9 million on two of our ARS as of June 30, 2008, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets. As of September 30, 2008, December 31, 2008 and March 31, 2009, we recorded additional other-than-temporary impairments charges of $3.9 million, $10.5 million and of $3.4 million, respectively, primarily due to the same factors.

If credit market liquidity conditions deteriorate further, we may experience additional impairments of our ARS. In the event we need to access any of our ARS prior to the time auctions of these investments are successful or the original issuers retire these securities, we may be required to sell them in a distressed sale in a secondary market most likely for a lower amount than their current fair value.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our Loan and Security Agreement with Comerica Bank. We pay interest on advances under this agreement at one of three variable rates, which are adjusted periodically for changes in Comerica Bank’s prime lending rate. Changes in prevailing interest rates will affect the fair value of our debt, and will impact future results of operations and cash flows.

As of March 31, 2009, we had $99.9 million of long-term debt outstanding, exclusive of the debt discount of $18.9 million, of which $15.0 million is under our variable rate term loan and equipment advance facilities.  The interest rate on the remainder of our long-term debt is fixed.  Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 1.5% as of March 31, 2009 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of March 31, 2009, we have not used derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended March 31, 2009 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability, and may lead to uncertainty about our ability to continue as a going concern.

We have expended substantial funds to discover and develop our drug candidates, and additional substantial funds will be required for further development, including pre-clinical testing and clinical trials of any product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. We currently believe that our existing cash resources, excluding the value of the ARS we hold, will enable us to continue to fund our current operations for the next 12 months assuming we obtain additional funding as anticipated.  This funding may include up-front fees or research funding through new out-licensing transactions, sales of debt or equity securities and/or securing additional credit facilities.

We may be unable to generate enough revenue, secure additional sources of funding and/or reduce our current rate of research and development spending to the extent necessary to meet our obligations as they come due, which may cause us to conclude that our ability to continue as a going concern is in substantial doubt. Even if we are able to secure the additional sources of funding, it may not be on terms that are favorable or satisfactory to us, and may result in significant dilution to our stockholders. In addition, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our ability to continue as a going concern.

Our financial statements were prepared on the assumption that we will continue as a going concern and therefore do not contain any adjustments that might result if we were unable to continue as a going concern. Any such inability to continue as a going concern may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock.  In addition, under our credit facility with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield) and our loan agreement with Comerica Bank, if we are unable to maintain certain levels of cash and marketable securities, the lenders may be able to accelerate our obligations under our agreements with them.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of March 31, 2009, we had an accumulated deficit of $386.5 million. We had net losses of $29.6 and $101.1 million for the three and nine months ended March 31, 2009, respectively, and of $96.3 million, $55.4 million and $39.6 million, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech and Celgene accounted for 70.6% and 23.7% respectively, of our total revenue for the three months ended March 31, 2009, and Genentech, Celgene, VentiRx and Ono Pharmaceuticals accounted for 49.9%, 18.5%, 13.6% and 16.1%, respectively, of our total revenue in the same period of fiscal 2008.  Genentech, Celgene and VentiRx accounted for 66.4%, 22.0 % and 8.7% respectively, of our total revenue for the nine months ended March 31, 2009, and Genentech, Celgene, VentiRx and Ono Pharmaceuticals accounted for 51.3%, 12.6%, 16.6% and 16.1%, respectively, of our total revenue in the same period of fiscal 2008.  We expect that revenue from a limited number of collaborators, including Celgene and Genentech, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

Our investments in ARS are not currently liquid and our inability to access these funds may adversely affect our liquidity, capital resources and results of operations. If the issuer is unable to successfully close future auctions and its credit rating continues to deteriorate, we may be required to further adjust the carrying value of our investment through an additional impairment charges.

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities, were unsuccessful.  During the first quarter of fiscal 2009, auctions were suspended when Lehman Brothers filed for bankruptcy. As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities.  We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS.  In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable.  If these assumptions prove to be inaccurate we may be required to take further impairment charges.  Based on the continual decline in fair value and the magnitude of the discount of fair value from par value for these securities, we recorded other-than-temporary impairment charges of $1.9 million in the fourth quarter of fiscal 2008, $3.9 million in the first quarter of fiscal 2009, $10.5 million in the second quarter of fiscal 2009 and $3.4 million in the third quarter of fiscal 2009. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments through an impairment charge we may be required to sell them.  In addition, if we are required to liquidate these ARS prior to the time auctions for them are successful or the issuer redeems them, we may be required to sell them in a distressed sale in a secondary market most likely for a value that may be lower than their current fair value.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. During the first, second and third quarters of fiscal 2009, we increased our investment in research and development for proprietary drug discovery to $24.5 million, $23.7 million and $20.0 million, respectively, as compared to $17.6 million, $20.5 million and $23.8 million  in the first, second and third quarters of fiscal 2008, respectively.  These costs were $90.3 million during fiscal 2008, compared to $57.5 million and $33.4 million for fiscal years 2007 and 2006, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven.  Our ability to continue to fund our planned investment in our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs.  To date, we have entered into five out-licensing agreements for the development and commercialization of our drug candidates, and we plan to accelerate initiatives during calendar 2009 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

•	Our ability to create valuable proprietary drug candidates targeting large market opportunities;
•	Research and spending priorities of potential licensing partners;
•	Willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;
•	The success or failure, and timing, or pre-clinical and clinical trials on our proprietary programs we intend to out-license; or
•	Our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.

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

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and debt financing. We used $74.1 million in our operating activities in the first nine months of fiscal 2009, and $45.7 million, $44.5 million and $24.3 million in our operating activities in fiscal 2008, 2007 and 2006, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest, and possibly to fund increased compensating and restricted cash balances with Comerica Bank, under our existing senior secured credit facility, and to the payment of principal and interest on our credit facility with Deerfield. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

Our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated. In addition, we are currently unable to liquidate ARS we hold with an aggregate cost of $32.9 million and current fair value of $13.5 million.  If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders.

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our proprietary drug programs and other purposes on reasonable terms and have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. For example, during the first quarter of fiscal 2009, auctions for ARS that we hold were suspended when Lehman Brothers filed for bankruptcy and we are currently unable to liquidate these securities. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our research and development activities and other purposes on reasonable terms, which may cause us to curtail or delay our discovery and development efforts and harm our business. In January 2009, we announced plans designed to conserve our existing capital and to allow us to obtain additional capital outside the financial markets by accelerating partnering opportunities and focusing resources on advancing the development of our most advanced clinical programs. As part of these efforts we also reduced our workforce by 40 employees. A prolonged downturn in the financial markets, however, may cause us to seek alternative sources of potentially less attractive financing, and may require us to make further adjustments to our business plan. These events also may make it more difficult or costly for us to raise capital through the issuance of equity or debt. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Because our stock price may be volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $4.57 and $2.51, respectively during the third quarter of fiscal 2009; $7.41 and $2.93, respectively, during the second quarter of fiscal 2009; $8.79 and $4.90, respectively, during the first quarter of fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; $14.40 and $7.55, respectively, in fiscal 2007; and $9.67 and $5.99, respectively, in fiscal 2006. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 358 employees as of March 31, 2009, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 6th day of May 2009.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)