Form 10-K
period 2009-06-30
ARRAY BIOPHARMA INC
filed 2009-08-18
CIK 1100412

Use these links to rapidly review the document

INDEX TO THE FINANCIAL STATEMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2008 (based upon the closing sale price of such shares as of the last trading day of the second fiscal quarter ended December 31, 2008, on the NASDAQ Global Market) was $93,699,932. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant's class of common stock as of August 7, 2009: 48,125,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on Form 14A for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

Array BioPharma Inc., the Array BioPharma Inc. logo and the marks "ARRAY BIOPHARMA THE DISCOVERY RESEARCH COMPANY," "TURNING GENOMICS INTO BREAKTHROUGH DRUGS," "OPTIMER," and "ARRAY DISCOVERY PLATFORM" are trademarks of Array BioPharma Inc. in the United States of America ("U.S.") and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report filed on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These forward-looking statements include, but are not limited to, statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials to support regulatory approval or the marketing success of drug candidates; our plans with respect to the timing and scope of the expansion of our clinical and commercialization capabilities; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; the ability of third-party contract manufacturing parties to support our drug development activities; any statements regarding our future financial performance or results of operations, our projections regarding the level of cash we expect to use in operations or the sufficiency of our capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact.

Although we believe the assumptions upon which our forward-looking statements are based currently to be reasonable, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially viable drugs; our ability to out-license our proprietary candidates on favorable terms; the ability of our collaborators and of Array to meet objectives tied to milestones and royalties; our ability to effectively and timely conduct clinical trials in light of increasing costs and difficulties in locating appropriate trial sites and in enrolling patients who meet the criteria for certain clinical trials; our ability to achieve and maintain profitability; the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities; risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates; our ability to attract and retain experienced scientists, and management; and the risk factors set forth below under the caption Item 1A. Risk Factors. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

ITEM 1 - BUSINESS

Our Business

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer, inflammatory and metabolic diseases. Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins and are aimed at significant unmet medical needs. In addition, leading pharmaceutical and biotechnology companies collaborate with Array to discover and develop drug candidates across a broad range of therapeutic areas. We currently have seven wholly-owned programs in our development pipeline:

  1.
  ARRY-403, a glucokinase activator for Type 2 diabetes
  2.
  ARRY-162, a MEK inhibitor for rheumatoid arthritis and cancer
  3.
  ARRY-380, an ErbB-2 inhibitor for breast cancer
  4.
  ARRY-520, a KSP inhibitor for acute myeloid leukemia and multiple myeloma
  5.
  ARRY-614, a p38/Tie 2 dual inhibitor for myelodysplastic syndrome
  6.
  ARRY-543, an ErbB family (ErbB-2 / EGFR) inhibitor for solid tumors
  7.
  ARRY-797, a p38 inhibitor for subacute pain and cancer supportive care indications

We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate one to two Investigational New Drug, or IND, applications during fiscal 2010. Our drug discovery efforts have also generated additional early-stage drug candidates that we may choose to out-license through research partnerships prior to filing an IND application. Our drug discovery programs include an inhibitor that targets the kinase Chk-1 for the treatment of cancer and an inhibitor that targets a family of tyrosine kinase, or Trk, receptors for the treatment of pain. Our Chk-1 inhibitor is a first-in-class, selective, oral drug candidate and in preclinical studies has shown prolonged inhibition of the Chk-1 target. Our Trk family inhibitor is a first-in-class, selective, oral drug candidate targeting Trk A, B, and C.

Our Strategy

We are building a fully integrated, commercial-stage biopharmaceutical company that invents, develops and markets safe and effective small molecule drugs to treat patients afflicted with cancer, inflammatory and metabolic diseases. We intend to accomplish this through the following strategies:

  •
  Inventing targeted small molecule drugs that are either first-in-class or second generation drugs that demonstrate a competitive advantage over drugs currently on the market or in clinical development;
  •
  Partnering select drugs after establishing proof-of-concept data for co-development and commercialization, while retaining the right to commercialize and/or co-promote any resulting drugs in the U.S.;
  •
  Partnering select early-stage programs for continued research and development in exchange for research funding, plus significant milestone payments and royalties;
  •
  Leveraging our clinical development organization to provide timely, robust proof-of-concept data; and
  •
  In the longer term, conducting later-stage development and seeking marketing approval for important new drugs across multiple therapeutic areas and building commercial capabilities to position our drugs to maximize their overall value. As our first drug nears approval, we plan to build a U.S.-based, therapeutically-focused sales force to commercialize and/or co-promote our drugs.

We have a large number of research and development programs, and therefore partnering these programs with collaborators that will provide funding, development, manufacturing and commercial resources is central to our strategy over the next several years. These partnerships may include co-development or co-commercialization and either may be worldwide or limited to certain geographic areas. We plan to advance our most promising development assets internally through clinical proof-of-concept before partnering them, which we believe will maximize their value. However, we are also identifying certain programs to partner earlier during discovery or preclinical development with the goal of optimizing the potential return for Array on these programs.

Business History

We have built our proprietary pipeline of drug development and discovery programs on an investment of approximately $347.2 million from our inception through June 30, 2009. During fiscal 2009, research and development expenses for proprietary drug discovery were $89.6 million, as compared to $90.3 million for fiscal 2008 and $57.5 million for fiscal 2007.

Additionally, we have received a total of $349.5 million in research funding and in up-front and milestone payments from our collaboration partners through June 30, 2009. Under our existing collaboration agreements, we have the potential to earn nearly $1.4 billion in additional milestone payments if all the discovery and revenue objectives detailed in these agreements are achieved, as well as to earn royalties on any resulting product sales from 16 drug discovery and development programs.

Our most significant collaborations are with:

  •
  Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation;
  •
  Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us to develop two of our cancer programs – which has been expanded to include three additional programs— all five of which are in discovery or preclinical development; and
  •
  AstraZeneca, PLC, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

Through drug discovery collaborations, we have also invented drugs that are currently in clinical development, including InterMune, Inc.'s hepatitis C virus NS3/4 protease inhibitor, ITMN-191, which is expected to enter a Phase 2 clinical trial in August 2009, Eli Lilly and Company's (formerly ICOS Corporation) Chk-1 inhibitor, IC83, which is currently in a Phase 1 clinical trial, and VentiRx Pharmaceutical's Toll-Like Receptors, VTX-2337 and VTX-1463, which are currently in Phase 1 clinical trials. Our out-license and collaboration agreements with these and our other partners typically provide for up-front payments, research funding, success-based milestone payments and/or royalties on product sales.

The following chart shows our most advanced wholly-owned compounds, their stage in the drug development process and our expected future development plans.

Drug Candidates		Current Development Status	Future Development Plan

Inflammation & Pain
ARRY-403	Glucokinase Activator	Completed Phase 1 single ascending dose, or SAD, trial in Type 2 diabetic patients	Initiate Phase 1 multiple ascending dose, or MAD, trial in the second half of calendar 2009
ARRY-162	MEK	Phase 2 worldwide, 12-week rheumatoid arthritis trial	Receive top-line results during the second half of calendar 2009
ARRY-797	P38	Stopped enrollment early and concluding ankylosing spondylities clinical trial	Determine next steps in subacute pain or cancer supportive care
Cancer
ARRY-162	MEK	Filed IND for Phase 1 dose escalation trial in cancer patients	Initiate Phase 1 trial during the second half of calendar 2009
ARRY-380	ErbB-2	Phase 1 dose escalation trial with cancer patients	Complete Phase 1 trial during the second half of calendar 2009
ARRY-520	KSP	Phase 1 expansion trial in solid tumors and Phase 1/2 acute myeloid leukemia and multiple myeloma trials	Receive top-line results of the acute myeloid leukemia trial and complete enrollment of the multiple myeloma trial during the second half of calendar 2009
ARRY-614	P38/TIE2	Phase 1 trial in myelodysplastic syndrome patients	Continue myelodysplastic syndrome trial
ARRY-543	ErbB Family ErbB-2/EGFR	Phase 1b combination trials in various cancers - ARRY-543 and Xeloda® (capecitabine); ARRY-543 and Taxotere® (docetaxel); and ARRY-543 and Gemzar® (gemcitabine)	Complete combination trials in the second half of calendar 2009
ARRY-300	MEK	Completed Phase 1 trial in healthy volunteers	Will back-up ARRY-162

Proprietary Development Programs

ARRY-403 – Glucokinase Activator for Type 2 Diabetes Program

According to the Centers for Disease Control, approximately 24.0 million or 8.0% of Americans have Type 2 diabetes. Current therapies for this progressive disease are insufficient or with unwanted side-effects, creating a need for the development of novel therapeutic approaches. Glucokinase activators, or GKAs, such as ARRY-403, represent a promising new class of drugs for the treatment of Type 2 diabetes. GKAs regulate glucose levels via a dual mechanism of action – working in both the pancreas and the liver. Glucokinase, or GK, is the enzyme that senses glucose in the pancreas. GK also increases glucose utilization and decreases glucose production in the liver. In diabetic patients, there is a reduction of GK activity in the pancreas and the liver. The activation of GK lowers glucose levels by enhancing the ability of the pancreas to sense glucose which leads to increased insulin production. Simultaneously, GKAs increase the net uptake of blood glucose by the liver. In multiple well-established in vivo models of Type 2 diabetes, ARRY-403 was highly efficacious in controlling both fasting and non-fasting blood glucose, with rapid onset of effect and maximal efficacy within five to eight once daily doses. When combined with existing standard-of-care drugs (metformin, sitagliptin and pioglitazone), ARRY-403 provided additional glucose control, which reached maximal efficacy after five to seven days of once-daily dosing. ARRY-403 did not increase body weight, plasma triglycerides or total cholesterol, whether used as monotherapy or in combination with other diabetes drugs.

During fiscal 2009, we initiated a Phase 1 trial to evaluate ARRY-403 in a SAD study in Type 2 diabetic patients. The study evaluated safety, tolerability, exposure and blood glucose control. The study included seven dose cohorts with a total of 41 patients. ARRY-403 was shown to be well tolerated at all doses. ARRY-403 was rapidly absorbed, and exposure was does-dependent. The pharmacokinetic profile is consistent with once daily therapeutic dosing. ARRY-403 provided dose-dependent reduction in glucose excursions in response to a standardized meal as well as reduction in 24-hour fasting blood glucose.

During the second half of calendar 2009, we plan to initiate a Phase 1 MAD trial in patients with Type 2 diabetes to evaluate safety, exposure and glucose control over a 10-day period.

ARRY-162 - MEK for Inflammation and Cancer Program

MEK has been demonstrated to modulate the biosynthesis of certain pro-inflammatory cytokines, in particular, TNF, IL-1 and IL-6. We believe that the inhibition of MEK will have applications in inflammatory diseases characterized by high levels of these cytokines, such as arthritis, psoriasis and inflammatory bowel disease. ARRY-162 is a first in class, orally-active, selective MEK inhibitor and is the first MEK inhibitor in development for rheumatoid arthritis, or RA. In in vivo RA models, ARRY-162 was shown to be active, either alone, or in combination with other agents. In Phase 1 clinical trials, ARRY-162 exhibited significant cytokine inhibition and has been well tolerated. During fiscal 2009, we completed enrollment for a worldwide Phase 2 trial with ARRY-162 added to methotrexate in 200 patients with RA.

Recent research confirms that the MEK pathway also acts as a central axis in the proliferation of different tumors including melanoma, non-small cell lung, head, neck and pancreatic cancers. Increasing evidence confirms that MEK inhibition, either alone or in combination with other agents, is an important therapeutic strategy in treating cancer. In July 2009, we filed an IND application with the U.S Food and Drug Administration to initiate a Phase 1 clinical trial in cancer patients with ARRY-162, and we plan to simultaneously develop ARRY-162 for the treatment of both cancer and inflammatory disease. We believe ARRY-162 will be most effective in selected populations of cancer patients, such as those with tumors having BRAF or KRAS mutations and in targeted combinations. We also believe ARRY-162 has advantages over other MEK inhibitors currently in development, including greater potency, and improved safety and pharmacokinetics. As stated above, ARRY-162 has been administered to more than 200 patients/volunteers in clinical trials for either safety assessment or the treatment of inflammatory disease. The drug has been well-tolerated and demonstrated significant pharmacodynamic responses in the completed trials. In addition, we have completed long-term preclinical regulated safety studies and identified a commercially viable synthetic process and oral formulation for ARRY-162.

During fiscal 2010, we plan to do the following:

  •
  Receive top-line results on the Phase 2 RA trial during the second half of calendar 2009; and
  •
  Initiate a Phase 1 dose escalation trial in cancer patients during the second half of calendar 2009.

ARRY-797 - p38 Program

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

In a Phase 2 trial in acute inflammatory pain using a dental pain model, ARRY-797 achieved its primary and secondary endpoints for analgesic effect, was well tolerated, and prevented the rise in C-reactive protein that follows oral surgery. And in a second Phase 2 acute inflammatory pain trial in 253 patients, in which we compared three doses of ARRY-797 (200, 400 and 600 mg) with both placebo and with an active comparator, Celebrex® (celecoxib) (400 mg), we found that ARRY-797 demonstrated significant analgesic benefit when administered either prior to or following surgery.

During fiscal 2009, we conducted a 28-day Phase 1 trial in 30 RA patients on stable doses of methotrexate and initiated a 12-week Phase 2 trial in AS patients. The 28-day Phase 1 RA trial results indicated only transitory reduction in inflammation and, as a result, we have stopped enrollment for the Phase 2 trial in AS patients.

During fiscal 2010, we plan to evaluate options for further development of ARRY-797 for subacute pain and cancer supportive care indications.

ARRY-380 - ErbB-2 Program

ErbB-2, also known as HER2, is a clinically proven receptor tyrosine kinase target that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Herceptin® (trastuzumab), the intravenously-dosed protein inhibitor that modulates ErbB-2, has been approved for ErbB-2+ metastatic breast cancer patients as well as an adjuvant to surgery in early stage breast cancer patients. The second indication has significantly expanded the number of breast cancer patients eligible for an ErbB-2 inhibitor. ARRY-380 is an orally active, reversible and selective ErbB-2 inhibitor. In multiple preclinical tumor models, ARRY-380 was well tolerated and demonstrated significant dose-related tumor growth inhibition that was superior to Herceptin and Tykerb® (lapatinib). Additionally, in these models, ARRY-380 was well tolerated and additive for tumor growth inhibition when dosed in combination with the standard of care therapeutics Herceptin or Taxotere® (docetaxel).

During fiscal 2009, we remained on track for patient recruitment in a Phase 1 dose escalation clinical trial in advanced cancer patients and plan to complete the trial during the second half of calendar 2009.

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

ARRY-520 has demonstrated efficacy in preclinical hematological tumor models, with a 100.0% complete response rate observed in models of acute myeloid leukemia, or AML, and multiple myeloma, or MM. Treatment of MM models with ARRY-520 resulted in significant regression of tumors that had previously progressed after treatment with Velcade® (bortezomib) or Revlimid® (lenalidomide). In addition, ARRY-520 retained activity in a wide range of tumors resistant to other molecules with different mechanisms of action, such as the taxanes. Examination of pharmacodynamic activity in preclinical models reinforced that hematological cancers were among the most sensitive to ARRY-520.

Our clinical development activities for ARRY-520 consisted of the following during fiscal 2009:

  •
  Continued a Phase 1 trial of ARRY-520 in patients with solid tumors;
  •
  Continued a Phase 1 trial in patients with AML; and
  •
  Initiated a Phase 1/2 trial in patients with MM.

During fiscal 2010, we plan to complete the Phase 1solid tumor and AML trials and the phase 1b portion of the MM trial.

ARRY 614 - p38/Tie2 for Cancer Program

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

In preclinical hematological tumor models, ARRY-614 demonstrated activity both as a single agent and in combination with Revlimid® (lenalidomide). Results show that ARRY-614 was well-tolerated and effective in inhibiting cytokines, including IL-6 and TNF, which play a role in the regulation of growth and survival in a number of cancers, particularly hematological cancers. Additionally, data show that administering p38 inhibitors in combination with lenalidomide yielded superior inhibition of proinflammatory cytokines. As a single agent, ARRY-614 effectively inhibited angiogenesis in vivo and inhibited tumor growth in preclinical models of MM, and combining ARRY-614 with standard-of-care agents, lenalidomide and Decadron® (dexamethasone), in MM models was shown to provide additional anti-tumor effects.

Our clinical development activities for ARRY-614 consisted of the following during fiscal 2009:

  •
  Completed a single and multiple dose escalation study with ARRY-614 in healthy volunteers for safety, tolerability, exposure and inhibition of mechanism-related biomarkers; and
  •
  Initiated a Phase 1b/2 trial in myelodysplastic syndrome, or MDS patients.

During fiscal 2010, we plan to continue the Phase 1b/2 trial in MDS, patients.

ARRY-543 - ErbB family (ErbB-2 / EGFR) Program

ErbB-2 and EGFR are receptor kinase targets that are over-expressed in a number of malignancies, including breast, lung, pancreas, colon and head and neck cancers. ARRY-543 is a novel, oral ErbB family inhibitor that, unlike approved ErbB inhibitors, targets all members of the ErbB family, including ErbB3, either directly or indirectly, and has potential advantages in treating tumors that signal through multiple ErbB family members. ARRY-543 showed benefit in preclinical tumor models that signal through multiple ErbB family members, as well as its efficacy in preclinical models when compared to, and combined with, Herceptin® (trastuzumab), Xeloda® (capecitabine) and Taxotere® (docetaxel) – widely used treatments for solid tumors.

In a Phase 1 trial, ARRY-543 produced prolonged stable disease in patients who have previously failed prior treatments with solid tumors. ARRY-543 was well-tolerated up to 400 mg twice daily, or BID, dosing. Systemic concentrations of ARRY-543 increased with escalating doses at all dose levels tested, providing continuous exposure over a 24-hour period. Sixty percent of patients receiving doses of 200 mg BID and higher had prolonged stable disease.

Our clinical development activities for ARRY-543 consisted of the following during fiscal 2009:

  •
  Reported results of a Phase 1b trial in ErbB-2-positive metastatic breast cancer, or MBC, and ErbB-family cancer patients showing that ARRY-543 was generally well tolerated and demonstrated evidence of tumor regression and prolonged stable disease in EGFR- and ErbB-2-expressing cancers. Twenty one patients were evaluated: 12 had available biopsies and eight were confirmed ErbB-2-positive. Of the confirmed patients with ErbB-2-positive MBC treated with ARRY-543, 63 percent achieved stable disease for 16 weeks or longer. Clinical benefit was demonstrated in five of the eight confirmed ErbB-2 patients, and patients with confirmed co-expression of ErbB-2 and EGFR tended to have the best clinical benefit. In patients with other cancers shown to express ErbB family members, three patients, with ovarian cancer, cervical cancer and cholangiocarcinoma, respectively, treated with ARRY-543 also achieved stable disease for 16 weeks or more; the patient with cholangiocarcinoma experienced a tumor marker response that was accompanied by a 25 percent regression of target lesions; and

  •
  Initiated Phase 1b studies of ARRY-543 in combination with Xeloda® (capecitabine), Taxotere® (docetaxel) and Gemzar® (gemcitabine), which are currently enrolling patients with solid tumors.

During fiscal 2010, we plan to complete the Phase 1b combination studies of ARRY-543 and to initiate a Phase 2 trial in combination with another anti-cancer drug in patients with certain gastrointestinal cancers that have dual-expressing tumors.

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

Our discovery and development collaborations provide funding for research and development activities we conduct and, in a number of our current agreements, up-front fees, milestone payments and/or royalties based upon the success of the program. Our largest or most advanced collaborations include our agreements with AstraZeneca, Celgene, Eli Lilly, Genentech, InterMune and VentiRx.

Information about collaborators that comprise 10.0% or more of our total revenue and about revenue we receive within and outside the U.S. can be found in Note 2 to the accompanying audited Financial Statements included elsewhere in this Annual Report.

Below are summaries of our most advanced ongoing partnered discovery and development programs. Any information we report about the development plans or the progress or results of clinical trials or other development activities conducted by our partners is based on information that has been reported to us or is otherwise publicly disclosed by our collaboration partners.

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

In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program solely in the field of oncology. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, AZD6244, together with two other compounds we developed during the collaboration for oncology indications. We retain the rights to all non-oncology therapeutic indications for MEK compounds not selected by AstraZeneca for development. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. To date, we have earned $21.5 million in up-front and milestone payments. The agreement also provides for research funding, which is now complete, and potential additional development milestone payments of approximately $75.0 million and royalties on product sales. AstraZeneca is responsible for further clinical development and commercialization for AZD6244, and for clinical development and commercialization for the other two compounds it licensed.

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

In June 2006, AstraZeneca initiated a Phase 2 study for AZD6244 in malignant melanoma, resulting in a $3.0 million milestone payment to us. The trial was a randomized Phase 2 study that compared AZD6244 to Temodar® (temozolomide) in the treatment of stage III / IV melanoma patients. AstraZeneca enrolled approximately 180 patients at 40 centers worldwide. AstraZeneca also initiated additional Phase 2 studies for AZD6244 in colorectal, pancreatic and non-small cell lung cancer during 2006. In March 2007, AstraZeneca reported that it dosed its first cancer patient in a Phase 1 clinical trial with AZD8330, triggering a $2.0 million milestone payment to us. The trial is ongoing.

In 2008, AstraZeneca presented Phase 1 clinical trial results at the American Society of Clinical Oncology, or ASCO, annual meeting of a new AZD6244 capsule formulation that replaces the mix/drink formulation used in all prior trials to that time. AstraZeneca reported that the new capsule's maximum tolerated dose was 25.0% lower yet provided, on average, higher exposure than historical values for the mix/drink formulation. The study also reported a complete response in one of the patients. AstraZeneca also presented the following Phase 2 clinical trial results of AZD6244 at ASCO:

  •
  AZD6244 compared to Alimta® (pemetrexed) in 84 non-small cell lung cancer, or NSCLC, patients, neither of these drugs demonstrated superior efficacy.
  •
  AZD6244 compared to Temodar® (temozolomide) in patients with advanced melanoma; results showed no difference between the two treatment arms in the overall population comparing the safety and tolerability profile for AZD6244 and were consistent with the results reported from the Phase 1 trial.
  •
  AZD6244 compared to Xeloda® (capecitabine) in patients with metastatic colorectal cancer; results showed that AZD6244 was generally well tolerated, with neither of these drugs demonstrating superior efficacy.
  •
  In patients suffering from melanomas with RAF mutations in clinical trials, AZD6244 provided partial responses in two out of 14 patients using the Phase 2 mix and drink formulation, and a complete response in one out of eight patients using the Phase 1 new capsule formulation.

Further, AstraZeneca presented at the 2009 American Association for Cancer Research annual meeting results on a Phase 2 trial of AZD6244 that showed a 12 percent overall response rate among patients with biliary cancer.

AstraZeneca has reported that it is currently recruiting patients for the following Phase 2 trials:

  •
  AZD6244 in combination with Taxotere® (Docetaxel) and versus Taxotere alone in KRas mutation positive NSCLC.
  •
  AZD6244 in combination with DTIC® (dacarbazine) versus DTIC alone in BRAF mutation positive melanoma patients.

In addition, AZD6244 is being investigated in a number of studies conducted by the National Cancer Institute in collaboration with AstraZeneca.

In June 2009, AstraZeneca and Merck & Co., Inc. announced a collaboration to research AZD6244 in combination with MK-2206 from Merck in a Phase 1 trial in patients with solid tumors. Preclinical evidence indicates that combined administration of these compounds could enhance their anticancer properties. The collaboration is expected to more quickly advance a potentially promising anticancer treatment. Historically, similar combinations would only be studied when one or both of the drugs has entered late-stage development or received marketing approval, and this is the first time that two large pharmaceutical companies have established a collaboration to evaluate the potential for combining drug candidates at such an early stage of development.

Celgene – Oncology and Inflammation Programs

In September 2007, we entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40.0 million to us to provide research funding for activities conducted by Array under the agreement. We are responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene's option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, we are entitled to receive, for each drug, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved and an additional $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales. We retain all rights to the other programs. In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target, and Celgene paid Array an up-front fee of $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment.

Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised its option, upon six months' written notice to us. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement. Celgene can also choose to terminate any drug development program for which they have not exercised an option at any time, provided that they must give us prior notice, generally less than 30 days. In this event, all rights to the program remain with Array and we would no longer be entitled to receive milestone payments for further development or regulatory milestones we achieve if we choose to continue development of the program.

Eli Lilly – IC83 / CHK-1 Program

We entered into a collaboration agreement with ICOS Corporation in 1999 to create small molecule CHK-1 inhibitors. Our scientists and ICOS scientists invented IC83, and we received a $250 thousand milestone payment after the first patient was dosed with this molecule in a Phase 1 clinical trial in early 2007. The agreement provided research funding, which has now ended, and we are entitled to receive additional milestone payments totaling $3.5 million based on Eli Lilly's achievement of clinical milestones. Eli Lilly acquired ICOS in 2007.

Genentech – Oncology Programs

We entered into a licensing and collaboration agreement with Genentech in December 2003 to develop small molecule drugs against multiple therapeutic targets in the field of oncology. We initiated this collaboration to advance two of our proprietary oncology programs into clinical development. These programs included small molecule leads we had developed along with additional, related intellectual property. Under the agreement, Genentech made an up-front payment, provides research funding and paid a milestone to us for nominating a clinical candidate and advancing it into regulated safety assessment testing. In addition, Genentech has agreed to make additional potential development milestone payments and pay us royalties on any resulting product sales. Genentech is solely responsible for clinical development and commercialization of the resulting products.

In 2005, 2008 and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against an additional third, fourth and fifth target, respectively. Under the agreement, we receive additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. Genentech has paid Array a total of $500 thousand in milestone payments, and we have the potential to earn an additional $77.5 million for all five programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

In July 2008, Genentech extended the agreement for an additional two years of funded research through January 2011. Genentech may terminate its agreement with us upon 120 days' notice.

InterMune - ITMN-191 / Hepatitis C Virus NS3/4 Protease Program

From 2002 to 2007, scientists from Array and InterMune collaborated on the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4 protease. During the collaboration, the companies jointly discovered ITMN-191, which InterMune is now developing in partnership with Roche. Under the terms of the collaboration agreement, InterMune funded certain drug discovery efforts, preclinical testing, process development and manufacturing in conformity with current Good Manufacturing Practices, or cGMP. InterMune will make milestone payments to us based on the selection and progress of clinical drug candidates, as well as royalties on sales of any products derived from the collaboration. To date, we have received $1.1 million in milestone payments and have the potential to earn an additional $8.1 million. Research funding under this agreement ended June 30, 2007.

During 2006, we produced and delivered cGMP clinical supplies of ITMN-191, and InterMune initiated a Phase 1 clinical trial, triggering a milestone payment to Array. The Phase 1 trial was a randomized, double-blind, placebo controlled study, and ITMN-191 demonstrated substantial antiviral activity (median HCV RNA reductions up to 3.8 log10) when administered as monotherapy for 14 days to patients with chronic HCV genotype 1 infection.

During 2008, InterMune advanced ITMN-191 in a Phase 1b MAD clinical trial evaluating ITMN-191 in combination with standard of care therapies in treatment-naïve patients with chronic HCV genotype 1 infection. InterMune reported the following results from the trial:

  •
  ITMN-191 in combination with standard of care resulted in rapid and persistent reductions in HCV RNA in the patients.
  •
  Viral rebound was not observed in any patients receiving the treatment, and ITMN-191 in combination with standard of care was safe and generally well-tolerated over 14 days.

InterMune has announced that it expects to initiate a Phase 2b trial evaluating ITMN-191 in combination with standard of care therapies in August 2009. In addition, InterMune has reported that a Phase 1b trial (INFORM-1) of ITMN-191 and a polymerase inhibitor, R7128, is currently underway.

VentiRx - VTX-2337 & VTX-1463 / Toll-Like Receptor (TLR-8) Program

In February 2007, we entered into a licensing and collaboration agreement with the privately held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our toll-like receptor, or TLR, program. The program contains a number of compounds targeting TLR's to activate innate immunity. VentiRx has reported that it is conducting Phase 1 clinical trials on its first two candidates, VTX-2337 and VTX-1463, in cancer and allergy, respectively. We received equity in VentiRx as well as an up-front payment, and the right to receive potential milestone payments and royalties on product sales. To date, we have received $1.1 million in milestone payments and have the potential to earn $57.5 million if VentiRx achieves the remaining clinical milestones under the agreement. We retain an option to acquire a 50.0% ownership position in each VentiRx clinical oncology product developed under this agreement. During fiscal 2009, we will continue to collaborate with VentiRx on back-up molecules. See Note 5 "Equity Investment" to the accompanying Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

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

Our proprietary pipeline is primarily directed at drugs that treat cancer, inflammatory and metabolic diseases. The worldwide market for targeted cancer drugs – the cancer drug market's fastest growing segment – is expected to grow from $33.5 billion in 2008 to $50.4 billion in 2014. The inflammatory disease market is highly diverse and includes RA, osteoarthritis, asthma, chronic obstructive pulmonary disease, or COPD, psoriasis, and inflammatory bowel diseases. According to EvaluatePharma, the worldwide market for injectable targeted therapies for RA and prescription nonsteroidal anti-inflammatory drugs, or NSAIDS and opioids are expected to grow from $20.8 billion in 2008 to $26.8 billion in 2014. Additionally, with the safety concerns over the class of pain medications known as COX-2 inhibitors, new markets are expected to emerge for drugs with novel mechanisms to treat chronic pain associated with arthritis as well as other painful inflammatory disorders. In addition, there remains a large need to address patients with acute or subacute pain, such as post-operative pain, which is likely to have a lower approval hurdle due to the drug's short-term use. The Type 2 diabetes market is projected to have strong growth, with Decision Resources reporting an increase from $15.3 billion in 2008 to $27.8 billion in the U.S., the European Union and Japan in 2018. The primary growth drivers will be an expanding drug-treated population and the launch of several novel agents.

In addition, the pharmaceutical industry has an ongoing need to fill clinical development pipelines with new drugs to drive future revenue growth. Despite increased spending on internal research, the industry has been unable to meet this demand. As a result, it has become increasingly reliant on biotech companies to acquire new drugs. The scarcity of later-stage clinical assets available for in-licensing is driving these companies to enter into licensing deals at earlier stages, including the preclinical stage. However, once a drug has entered clinical development, companies generally require proof-of-concept data, which includes both efficacy and safety, before they will consider licensing a drug candidate. Accordingly, we believe there is an opportunity to license first-in-class drugs at several stages during the drug development process.

Inflammation Market

Inflammation is a natural biologic response to injury or infectious attack to the human body. Unregulated inflammation results in a broad range of conditions, most of which are classified by the tissue or organ where the inflammation occurs. These conditions include RA in the joints, psoriasis in the skin, asthma and COPD in the lung, fibrotic disease in the liver and kidney, Crohn's disease and ulcerative colitis in the intestine, and atherosclerosis in the arteries. Currently, many of these patients are treated with injectable protein therapeutics, such as Enbrel®, Remicade®, Humira® and Kineret®, which bind to and/or modulate the activity of the inflammatory cytokines TNF or IL-1. These injectable protein therapeutics have significant cost, safety and patient compliance issues. Other therapies currently on the market, including NSAIDs and opioids, have side effect and efficacy issues. We are developing drugs that modulate important biological targets in key intracellular pathways that control inflammation, potentially providing the ability to treat multiple diseases and conditions with a single oral agent.

Pain Market

Over 59 million patients in the U.S. alone are treated for acute pain annually. The incidence of acute pain typically occurs in surgical or trauma/emergency settings. Surgical patients typically experience moderate to severe pain for a few days or a few weeks and primarily use analgesics, including opiods and/or NSAIDs, to manage it. Additionally, the World Health Organization estimates that 5 million people suffer moderate to severe pain associated with cancer worldwide. The market size in the U.S. for acute pain drugs is estimated to be $2.3 billion in 2008 and $2.9 billion in 2012 and is expected to grow at a compound annual growth rate of approximately 1.0% over the next 10 years.

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

According to estimates contained in the American Cancer Society, Surveillance Research Study for 2009, in the U.S. there will be an estimated 1.5 million new cases of cancer in 2009 and nearly 600 thousand cancer related deaths. The five-year relative survival rate for all cancers diagnosed between 1996 and 2004 was 66.0%. This represents a 16.0% improvement from 1975 to 1977. Earlier diagnosis and the use of new and/or improved treatments have driven this improvement. The following table shows estimated new cases diagnosed and estimated deaths in the U.S. for 2009 by major cancer type and types of interest to Array:

	Estimated 2009
Type of Cancer	New Cases	Deaths
Lung	219,440	159,390
Breast	194,280	40,610
Prostate	192,280	27,360
Colorectal	106,100	49,920
Myelodysplastic Syndrome	76,000	unknown
Melanoma	68,720	8,650
Pancreas	42,470	35,240
Liver and Intrahepatic Bile Duct	22,620	18,160
Multiple Myeloma	20,580	10,580
Acute Myelogenous Leukemia	12,810	9,000
Gallbladder and Other Biliary	9,760	3,370
Bones and Joints	2,570	1,470

	967,630	363,750

The use of targeted therapies has the potential to change the focus of cancer treatment away from categorization and treatment modality by organ type and towards categorization and treatment modalities by level of gene expression in individual patients, or "personalized medicine." It is believed that targeted therapies and personalized medicine will result in increased survival with improved quality of life. However, a potential implication of personalized medicine is smaller market opportunities.

Oncology, both in treating cancer itself and palliative therapy, has been a major therapeutic category for biotechnology companies since the inception of the industry. Recently, major pharmaceutical companies have increased their research and development and in-licensing investment in this market, particularly the targeted cancer therapy market. Targeted therapies currently on the market that have been successful include Avastin®, Gleevec®, Herceptin® and Rituxan®.

Breast Cancer

Breast Cancer is the second largest cancer type in the U.S. with an incidence rate of 194 thousand. Approximately 30.0% of all breast cancer patients are HER2+. Herceptin is an intravenously-dosed monoclonal antibody currently on the market for the treatment of breast cancers that over-express HER2 and is approved for HER2+ adjuvant breast cancer and all lines of HER2+ metastatic breast cancer. We believe the broad use of Herceptin in HER2+ breast cancer suggests a high potential value for an orally active drug that regulates HER2 and can be conveniently dosed for extended periods of time.

Tykerb, a small molecule drug that modulates ErbB-2 and EGFR, was approved in March 2007 for the treatment of patients with metastatic HER2+ breast cancer patients whose tumors have failed to respond to Herceptin and chemotherapy in second and third-line treatment. Tykerb in combination with Xeloda is currently being used in five percent of all treated breast cancer patients, approximately 15 percent of the HER2+ subpopulation. Tykerb's sales during 2008 were $189.0 million, with 2009 worldwide sales projected at $280.0 million.

Multiple Myeloma (MM)

Multiple myeloma, or MM, is a hematological cancer in which malignant plasma cells are overproduced in the bone marrow. Normal plasma cells are white blood cells that produce antibodies that fight infection and disease. MM plasma cells replace normal plasma cells and other white blood cells which are important to maintaining the immune system.

MM is the second most common hematologic malignancy in the U.S. It is a disease which primarily afflicts the elderly, with an average onset occurring between the ages of 65 and 70. In 2009, it is estimated that there will be nearly 21 thousand new cases of MM and nearly 11 thousand deaths in the U.S.

Acute Myeloid Leukemia (AML)

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

AML is the most common type of leukemia. Nearly 13 thousand new cases occur in the U.S. each year, mostly in older adults. The average age of a person with AML is 67 years.

Myelodysplastic Syndromes (MDS)

According to an article published by Elsevier Global Medical News in December 2008, there are about 76 thousand new cases of myelodysplastic syndromes, or MDS, each year in the U.S. This is about eight times greater than previous estimates of MDS incidence based on the National Cancer Institute Surveillance, Epidemiology and End Results Program. The analysis also concluded that patients with MDS have many comorbidities, such as cardiac complications, dyspnea, diabetes and kidney complications. Indeed, 74.0% of newly diagnosed MDS patients developed cardiac complications and 51.0% developed dyspnea. Over a three-year period, 39.0% of MDS patients died. Furthermore, if referred, patients may not undergo diagnostic bone marrows, or if they undergo a diagnostic bone marrow, it may be done in primary care, and not referred to the tumor registry. Patients with MDS were significantly older, with 72.0% of them aged 70 years or above, compared with 57.0% of the general population.

According to Decision Resources, MDS is a niche indication that is expected to experience annual growth of 3.3% from 2007 to 2012; total sales of existing therapies are projected to increase from $442.0 million in 2007 to more than $500.0 million in 2012 and remain steady through 2017. This forecast does not include additional potential growth resulting from any novel, emerging therapies.

Diabetes

Diabetes is an epidemic, with approximately of 24.0 million Type 2 diabetics in the U.S. alone (8.0% percent of the population), and an estimated 57 million people with pre-diabetes in 2007. In 2007, 1.6 million Americans were newly diagnosed with diabetes. The total annual U.S. economic cost of diabetes in 2007 was estimated to be $174 billion. Approximately 180 million people worldwide suffer from the disease. Of these, roughly 90.0% to 95.0% percent have Type 2 diabetes, and this population is predicted to double over the next two decades. Type 2 diabetes leads to significant increases in long term disability (blindness, kidney disease, cardiovascular disease and amputations) and is the seventh leading cause of death in the U.S., primarily due to cardiovascular disease caused by diabetes. Type 2 diabetes is caused by the pancreas not releasing enough insulin to overcome the underlying insulin resistance of peripheral tissues such as liver, muscle and fat. Current therapies do not adequately treat the disease, thereby providing the opportunity for effective new drugs to address this unmet medical need.

According to Decision Resources, the Type 2 diabetes market is expected to have strong growth, increasing from $15.3 billion in 2008 to $27.8 billion in the U.S., the European Union and Japan in 2018. The primary growth drivers are expected to be an expanding drug-treated population and the launch of several novel agents.

Research and Development for Proprietary Drug Discovery

Our primary research efforts are centered on the treatment of cancer, inflammatory disease and pain. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer, inflammatory disease and other important disease areas. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2009, 2008 and 2007, we spent $89.6 million, $90.3 million and $57.5 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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

Animal and other non-clinical studies are often conducted during each phase of human clinical studies. Proof-of-concept for a drug candidate generally occurs during Phase 2 after safety and efficacy data is established.

Our Research and Development Technologies and Expertise

We are continuing to improve our comprehensive research and development capabilities, consisting of three integrated areas of expertise:

  •
  Discovery Research – Biology, Chemistry and Translational Medicine
  •
  Process Research, Development, Formulation and Manufacturing
  •
  Clinical Development

These capabilities are supported by an integrated information technology system. Over the next three years, we plan to continue building a significant clinical development competency capable of delivering robust proof-of-concept results and to scale process research, development and manufacturing to meet clinical needs, while optimizing our current discovery capability at approximately its current size. In the longer term, we plan to build a Phase 3 clinical and regulatory product filing capability and therapeutic sales force to become a fully integrated commercial stage biopharmaceutical company.

Discovery Research

We have a broad drug discovery platform with all the necessary capabilities to efficiently invent new chemical compounds. We continue to add to our knowledge breadth, refine our processes, and hire key scientists who enhance our current capabilities. We have expanded our translational medicine team, which designs and runs mechanistic studies in cell biology and pharmacology to provide insight into clinical development strategy, product differentiation, and biomarker support for clinical development. Today, we are recognized as having one of the premier small molecule drug discovery capabilities in the biotech industry in its comprehensiveness, scale and expertise. To date, our average cost to invent a new chemical entity and file an IND application is less than $15.0 million, compared to estimates of up to $100.0 million spent by major pharmaceutical companies. The discovery group has created high quality clinical assets with every wholly-owned, and to our knowledge, every partnered, drug to reach the clinic to date having been shown to modulate its mechanistic target, as measured by an appropriate clinical biomarker.

Process Research, Development, Formulation and Manufacturing

We have built and we continue to enhance our process research and development and cGMP manufacturing capabilities to accommodate the productivity of our research platform and support our clinical development plans. We enhanced our process research, development and manufacturing capabilities to include formulations, physical form characterization and certain aspects of clinical supply manufacturing during fiscal 2008. In parallel, we are growing and improving our abilities to manage the work of contract manufacturing organizations we retain to perform certain of these functions.

Clinical Development

Our current key capabilities within clinical development include clinical operations, safety monitoring, biostatistics, programming and data management, regulatory strategy and program management. This group leads the development and implementation of our clinical and regulatory strategies. The clinical group works closely with the discovery and translational medicine groups to select disease indications in which our drugs are studied in clinical trials. The clinical group designs, directs and implements all clinical operations, including identifying and selecting clinical investigators, recruiting study subjects to participate in our clinical trials, biostatistics, data management, drug safety evaluation, and adverse event reporting. The clinical group also is responsible for assuring that our development programs are conducted in compliance with applicable regulatory requirements. The group also works closely with the cross functional project and clinical teams to facilitate the appropriate and efficient development of our diverse product pipeline. Our near term focus is on bringing our drugs through proof-of-concept clinical trials. Our proof-of-concept strategy is to efficiently conduct studies to demonstrate the value of each program in a therapeutic area so that decisions to continue, modify or cease development of a program can be made early in the development process. We believe that our broad development pipeline and productive discovery platform provide an incentive to design trials for each program with high hurdles to demonstrate the potential of the drug or to "fail early."

Information Technology

We believe that our information technology, or IT, capabilities provide a competitive advantage in each aspect of our business. Our IT capabilities are essential to increasing our productivity through capturing, organizing and providing appropriate information to improve decision making. Several years ago, we accomplished our goal of creating a paperless discovery research environment, which has empowered our scientists to improve real time decision-making at the bench top. Array is now close to completing a state-of-the-art clinical information system that parallels the comprehensive capabilities of our discovery system, providing companywide access to real-time information for each clinical trial as well as the entire drug portfolio. In addition to real-time study data, the system's information includes planned and actual screening/enrollment at the site level, budget and actual costs by types of activities, important events and milestones. We believe Array now has one of the most advanced clinical IT systems in the entire drug industry. Array's IT achievements were recently recognized through being selected as a recipient of the 2009 CIO 100 award. This award recognizes organizations around the world that exemplify the highest level of operational and strategic excellence in IT. We were the only biotechnology company selected for this award.

Competitors

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including large pharmaceutical companies with internal discovery and development functions, biotech companies with competing products in the therapeutic areas we are targeting and contract research organizations that perform many of the functions we perform under our collaborations. In addition, we face competition from other pharmaceutical and biotechnology companies seeking to out-license drugs targeting the same disease class or condition as our drug candidates based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience, price and reimbursement potential. Therefore, we may be unable to enter into collaboration, partnering, or out-licensing agreements on terms that are acceptable to us, or at all. We also compete with other clinical trials for patients who are eligible to be enrolled in clinical trials we or our collaborators are conducting, which may limit the number of patients who meet the criteria for enrollment and delay or prevent us or our collaborators from completing trials when anticipated. Because the timing of entry of a drug in the market presents important competitive advantages, the speed with which we are able to complete drug development and clinical trials, obtain regulatory approval and supply commercial quantities of drugs to the market will affect our competitive position. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, regulatory, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or products that are more effective, safer or less costly, or gain greater market acceptance, than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Government Regulation

Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the U.S. and other countries. Virtually all pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Before a drug product is approved by the FDA for commercial marketing, three phases of human clinical trials are usually conducted to test the safety and effectiveness of the product. Phase 1 clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels. Phase 2 clinical trials, which may also enroll a relatively small number of patient volunteers, are designed to further evaluate the drug's safety profile and to provide preliminary data as to the drug's effectiveness in humans. Phase 3 clinical trials consist of larger, well-controlled studies that may involve several hundred or thousand patient volunteers representing the drug's targeted population. During any of these phases, the clinical trial can be placed on clinical hold, or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. In addition, the failure to comply with applicable regulatory requirements in the U.S. and in other countries in which we conduct development activities could result in a variety of fines and sanctions, such as warning letters, product recalls, product seizures, suspension of operations, fines and civil penalties or criminal prosecution.

The approval process is time-consuming and expensive, and there are no assurances that approval will be granted on a timely basis, or at all. Even if regulatory approvals are granted, a marketed product is subject to continual review under federal, state and foreign laws and regulations. Post-marketing requirements include reporting adverse events, recordkeeping, and compliance with cGMP and marketing requirements. Adverse events reported after marketing of a drug can result in additional restrictions being placed on the use of a drug and, possibly, in withdrawal of the drug from the market. The FDA or similar agencies in other countries may also require labeling changes to products at any time based on new safety information.

If drug candidates we develop are approved for commercial marketing by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 known as the "Hatch-Waxman Act." The Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated). The period of exclusive marketing may be shortened, however, by a successful patent challenge. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections either have reached expiry or have been successfully challenged by generic entrants.

All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the U.S. must be operated in conformity with cGMP as established by the FDA. Our production takes place at a manufacturing facility that complies with cGMP, which allows us to produce cGMP compliant compounds. In our facility, we have the capacity to produce Active Pharmaceutical Ingredients for early clinical testing. We have validated this capability for compliance with FDA regulations and began our first cGMP manufacturing campaign in 2002. Our cGMP facility is subject to periodic regulatory inspections to ensure compliance with cGMP requirements. We could also be required to comply with specific requirements or specifications of other countries or of our collaborators, which may be more stringent than regulatory requirements and which can delay timely progress in our clinical development programs. If we fail to comply with applicable regulations, the FDA could require us to cease ongoing research or disqualify the data submitted to regulatory authorities. Other countries have similar regulatory powers. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

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

Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Additionally, strict personal privacy laws in other countries affect pharmaceutical countries' activities in other countries. Such laws include the European Union ("EU") Directive 95/46-EC on the protection of individuals with regard to the processing of personal data as well as individual EU Member States implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA's disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on the use and dissemination of individuals' health information.

Our clinical development activities involve the production and use of intermediate and bulk active pharmaceutical ingredients, or API. We frequently contract with third party manufacturers to produce larger quantities of API for us. Some of these manufacturers are located outside the U.S. and may obtain ingredients from suppliers in other foreign countries before shipping the bulk API to Array in the U.S. Cross-border shipments of pharmaceutical ingredients and products are subject to regulation in the U.S.

by the FDA and in foreign jurisdictions, including, in the EU, under laws adopted by the EU Member States implementing the Community Code on Medicinal Products Directive 2001/83, as amended. These regulations generally impose various requirements on us and/or our third party manufacturers. In some cases, for example in the EU, there are cGMP requirements that exceed the requirements of the FDA. In other cases, we must provide confirmation that we are registered with the FDA and have either a Notice of a Claimed Exception for an IND application, an approved New Drug Application or an approved Biologics License Application.

We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the U.S. Department of Agriculture, and regulations under other federal, state and local laws. Violations of any of these requirements could result in penalties being assessed against us.

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

U.S. patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the application filing date or earlier claimed priority. All of our patent applications were filed after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Because the time from filing patent applications to issuance of patents is often several years, this process may result in a period of patent protection significantly shorter than 20 years, which may adversely affect our ability to exclude competitors from our markets. Currently, none of our patents covering drugs currently under development will expire prior to 2023. Our success will depend in part upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering newly developed products and technologies. We may not, however, commercialize the technology underlying any or all of our existing or future patent applications.

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

Employees

As of June 30, 2009, we had 355 full-time employees, including 227 scientists, of whom 116 have PhD's or MD's. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Our Corporate Information

Our principal executive offices are located at 3200 Walnut Street, Boulder, Colorado 80301 and our phone number is (303) 381-6600. We were founded in 1998 and became a public company in November 2000. Our stock is listed on the NASDAQ Global Market under the symbol "ARRY."

Available Information

Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other documents we file with or furnish to the SEC are available free of charge (i) on the "Investor Relations" section of our website at http://www.arraybiopharma.com or (ii) by sending a written request to Investor Relations at our corporate headquarters. Information on our website is not incorporated by reference into this report.

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

Risks Related to Our Business

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

We have expended substantial funds to discover and develop our drug candidates, and additional substantial funds will be required for further development, including pre-clinical testing and clinical trials of any product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. We currently believe that our existing cash resources, including the $40.0 million draw on the Additional Credit Facility discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events" to the accompanying Financial Statements, excluding the value of the auction rate securities, or ARS, we hold, will enable us to continue to fund our current operations for the next 12 months. However, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future. Additional funding may include milestone payments under existing collaborations, up-front fees or research funding through new out-licensing transactions, sales of debt or equity securities and/or securing additional credit facilities.

If we are unable to generate enough revenue or secure additional sources of funding, we may be required to reduce our current rate of research and development spending or further reduce our expenses to allow us to meet our obligations as they come due, which may cause us to conclude that our ability to continue as a going concern is in substantial doubt. Even if we are able to secure the additional sources of funding, it may not be on terms that are favorable or satisfactory to us, and may result in significant dilution to our stockholders. Any inability to continue as a going concern may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our credit facilities with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield) and our loan agreement with Comerica Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We are at an early stage of executing our business plan, and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2009, we had an accumulated deficit of $413.2 million. We had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase due in part to anticipated increases in expenses for research and development for proprietary drug discovery, particularly clinical development, expansion of our clinical and scientific capabilities, development of commercial capabilities and acquisitions of complementary technologies. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In fiscal 2009, we continued our investment in proprietary research and spent $89.6 million in research and development for proprietary drug discovery expenses, compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. Our ability to continue to fund our planned investment in our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have entered into five out-licensing agreements for the development and commercialization of our drug candidates, and we plan to accelerate initiatives during calendar 2009 to partner select clinical candidates to obtain additional capital. We may not be successful in entering into additional out-licensing agreements with favorable terms as a result of factors, many of which are outside of our control and which include:

  •
  Our ability to create valuable proprietary drug candidates targeting large market opportunities;
  •
  Research and spending priorities of potential licensing partners;
  •
  Willingness of, and the resources available to, pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines; or
  •
  Our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.

If we are unable to enter into out-licensing agreements and realize milestone, license and/or up-front fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock.

We may not receive royalty or milestone revenue under our collaboration agreements for several years, or at all.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. Several of our out-license and collaboration agreements provide for royalties on product sales. However, because none of our drug candidates have been approved for commercial sale, our drug candidates are at early stages of development and drug development entails a high risk of failure, we do not expect to receive any royalty revenue for several years, if at all. For the same reasons, we may never realize much of the milestone revenue provided for in our out-license and collaboration agreements. Similarly, drugs we select to commercialize ourselves or partner for later-stage co-development and commercialization may not generate revenue for several years, or at all.

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

A critical aspect of our business strategy is to out-license drug candidates for later-stage development, co-development and/or commercialization to obtain the highest possible value while also evaluating earlier out-licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials. We may choose or be forced to out-license a drug candidate or program on terms that require us to relinquish commercial or market rights or at a point in the research and development process that does not provide as great a value or return than what might have been obtained if we had further developed the candidate or program internally. Likewise, we may decline, or be unable to obtain favorable, early out-licensing opportunities in programs that do not result in a commercially viable drug, which could leave the resulting program with little or no value even though significant resources were invested in its development. Our inability to successfully out-license our programs on favorable terms could materially adversely affect our results of operations and cash flows.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of their agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue. Genentech and Celgene accounted for 67.0% and 23.2%, respectively, of our total revenue for fiscal 2009. We expect that revenue from Genentech and Celgene will continue to account for a large portion of our revenue in future periods. In general, our collaborators may terminate their contracts with us upon 90 to 180 days' notice for any reason. In addition, some of our major collaborators can determine the scope of research or development activities and whether to continue development of programs we outlicense under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, we may not receive milestone, royalties or other payments we anticipate under these agreements and our revenue may significantly decrease.

If we need, but are unable to obtain, additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and debt financing. We used $92.9 million in our operating activities in fiscal 2009, while we used $45.7 million and $44.5 million in our operating activities in fiscal 2008 and 2007, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest, and possibly to fund increased compensating and restricted cash balances with the lender on our existing senior secured credit facility, and to the payment of principal and interest on our credit facility with Deerfield. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and imposes some restrictions on our operations.

We believe that our existing cash, cash equivalents and marketable securities anticipated cash flow from existing out-license and collaboration agreements, including the $40.0 million Additional Credit Facility discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events" to the accompanying Financial Statements, and excluding the value of the ARS we hold, will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated. In addition, we are currently unable to liquidate ARS we hold with an aggregate cost of $32.9 million and current fair value of $16.5 million. If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or debt securities, the issuance of those securities would result in dilution to our stockholders.

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our proprietary drug programs and other purposes on reasonable terms and have other adverse effects on us and the market price of our common stock.

The U.S. stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. For example, during the first quarter of fiscal 2008, auctions for ARS that we hold were unsuccessful and they continue to remain unsuccessful. Therefore, we are currently unable to liquidate these securities. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our research and development activities and other purposes on reasonable terms, which may cause us to curtail or delay our discovery and development efforts and harm our business. In January 2009, we announced plans designed to conserve our existing capital and to allow us to obtain additional capital outside the financial markets by accelerating partnering opportunities and focusing resources on advancing the development of our most advanced clinical programs. As part of these efforts we also reduced our workforce by approximately 40 employees. A prolonged downturn in the financial markets, however, may cause us to seek alternative sources of potentially less attractive financing, and may require us to make further adjustments to our business plan. These events also may make it more difficult or costly for us to raise capital through the issuance of equity or debt. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Our investments in ARS are not currently liquid and our inability to access these funds may adversely affect our liquidity, capital resources and results of operations. If the issuers of our ARS are unable to successfully close future auctions and credit ratings continue to deteriorate, we may be required to further adjust the carrying value of our investments through additional impairment charges.

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities, were unsuccessful. During fiscal 2009, the auctions continued to be unsuccessful. As a result, these securities are no longer readily convertible to cash. In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities. We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS. In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable. If these assumptions prove to be inaccurate we may be required to take further impairment charges. Based on the continual decline in fair value and the magnitude of the discount of fair value from par value for these securities, we recorded other-than-temporary impairment charges of $1.9 million in the fourth quarter of fiscal 2008, $3.9 million in the first quarter of fiscal 2009, $10.5 million in the second quarter of fiscal 2009 and $3.4 million in the third quarter of fiscal 2009. If the market makers in these securities are unable to successfully conduct future auctions or the issuer's credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments through an impairment charge and we may be required to sell them. In addition, if we are required to liquidate these ARS prior to the time auctions for them are successful or the issuer redeems them, we may be required to sell them in a distressed sale in a secondary market most likely for a value that may be lower than their current fair value.

If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. Some of our estimates are included in this report. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by Array or our collaborators may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for, and the rate of patient enrollment in, clinical trials, and the development priorities of our collaborators. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our collaborators concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue, and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

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
  •
  Diversion of management's attention from other operational matters;
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

We have 355 employees as of June 30, 2009, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

Risks Related to Our Clinical Development Activities and Obtaining Regulatory Approval for Our Programs

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We have not yet conducted a Phase 3 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. We expect to expend significant amounts to recruit and retain high quality personnel with clinical development experience. Developing commercialization capabilities would be expensive and time-consuming and could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable or determine not to develop these resources internally, we may be forced to rely on third-party clinical investigators, or clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

If we fail to adequately conduct clinical trials, we may not obtain regulatory approvals necessary for the sale of drugs when anticipated, or at all, which would reduce or eliminate our potential return on that program.

Before any of our drug candidates can be sold commercially, we or our collaborators must conduct clinical trials that demonstrate that the drug is safe and effective for use in humans for the indications sought. The results of these clinical trials are used as the basis to obtain regulatory approval from government authorities such as the FDA. Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate's intended use, and therefore, we may spend as much as several years completing certain trials. Further, the time within which we can complete our clinical trials depends in large part on the ability to enroll eligible patients that meet the enrollment criteria and who are in proximity to the trial sites. We and our collaborators also face competition with other clinical trials for eligible patients. As a consequence, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of our clinical trials that may delay or prohibit regulatory approval of our drug candidates. Even if we or our collaborators successfully conduct clinical trials, we or our collaborators may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

In addition, to execute our clinical development plans, we need to accelerate the growth of our clinical development organization and increase dependence on third-party clinical trial service providers. We anticipate that we will be required to contract with clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including some countries in Eastern Europe and South American, and in India. We are conducting and plan to conduct further clinical trial activities in territories outside the U.S. through third-party clinical trial service providers. Some of these foreign jurisdictions may impose requirements on us or our third-party clinical trial service providers or contract manufacturers that are more stringent than those imposed by the FDA, which may delay the development and approval of our drug candidates.

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
  •
  Select CROs, trial sites and, where necessary, contract manufacturers that do not encounter any regulatory compliance problems;
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
  •
  Inspection of the clinical trial operations, trial sites or manufacturing facility by the FDA or other regulatory authorities resulting in findings of non-compliance and the imposition of a clinical hold;
  •
  Unforeseen safety issues or results that do not demonstrate efficacy; and
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

In light of widely publicized events concerning the safety of certain drug products, such as Vioxx®, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals, and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and establishment of risk management plans that may, for instance, restrict distribution of drug products. Although drug safety concerns have occurred over time, the increased attention to this issue may result in a more cautious approach by the FDA. As a result, data from clinical trials may receive greater scrutiny with respect to safety. Safety concerns may result in the FDA or other regulatory authorities terminating clinical trials before completion or requiring longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Given the number of recent high profile safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs with components including safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA's drug approval process and the agency's efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs for manufacturers and drug sponsors during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements.

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

Our collaborators have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for any number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our ability to generate milestone payments and royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.

We face additional risks in connection with our collaborations, including the following:

  •
  Collaborators may develop and commercialize, either alone or with others, products and services that are similar to, or competitive with, the products that are the subject of the collaboration with us;
  •
  Collaborators may under-fund or not commit sufficient resources to the testing, marketing, distribution or other development of our drug candidates;
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

All facilities and manufacturing processes used in the production of drug products, including APIs for clinical use in the U.S. must be operated in conformity with cGMP, as established by the FDA. Similar requirements in other countries exist for manufacture of drug products for clinical use. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we or any contract manufacturers we use fail to comply with these requirements, we may not be able to continue the production of our products, and we could be subject to fines and penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. We operate a clinical-scale manufacturing facility that we believe conforms to cGMP requirements. This facility and our cGMP practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements or specifications of other countries and/or of our collaborators, which may exceed applicable regulatory requirements. Failure on our part to comply with applicable regulations and specific requirements or specifications of other countries and/or our collaborators could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

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

In addition, our pharmacology facility may be subject to the USDA regulations for certain animal species. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing pharmacology research. Material violations of USDA requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our pharmacology facility for certain species.

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

Our operations depend on the continued use of our highly specialized laboratories and equipment in Boulder and Longmont, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these locations is limited, and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our collaborators. We maintain business interruption insurance in the amount of $18.0 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators' needs in a timely manner could create.

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

The discovery and development of our products, together with our general operations, are subject to extensive regulation in the U.S. by state and federal agencies and, as we begin to conduct clinical trials and other activities outside the U.S., in foreign countries. Due to escalating costs and difficulties associated with conducting certain types of clinical trials in the U.S., we expect that we will be required to conduct certain clinical trials in foreign locations where we have little experience, including countries in Eastern Europe, South America and India. We expect that we typically will conduct these trials through third party clinical trial service providers. In addition, we purchase from third party suppliers and manufacturers that are located outside the U.S., principally countries in Europe, intermediate and bulk API that are used in our development efforts. As a result, we and our contractors are subject to regulations in the U.S. and in the foreign countries in which the API is sourced and manufactured relating to the cross-border shipment of pharmaceutical ingredients. Although we have developed and instituted controls based on what we believe to be current best practices, we, our employees, our consultants or our contractors may not be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. Further, we have a limited ability to monitor and control the activities of third party service providers, suppliers and manufacturers to ensure compliance by such parties with all applicable regulations and/or laws. We may be subject to direct liabilities or be required to indemnify such parties against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our employees, consultants or contractors fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Risks Related to Our Drug Discovery Activities

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

We have entered into several research and development collaborations under which we provide drug discovery and development services to identify drug candidates for our collaborators. We also seek to identify and develop drug candidates for our proprietary programs. It is uncertain whether we will be able to provide drug discovery more efficiently or create high quality drug candidates that are suitable for our or our collaborators' purposes, which may result in delayed or lost revenue, loss of collaborators or failure to expand our existing relationships. Our ability to create viable drug candidates for ourselves and our collaborators depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

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

Capital market conditions may reduce our biotechnology collaborators' ability to fund research and development.

Traditionally, many unprofitable biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted their ability to raise new capital and to continue to expand or fund existing research and development efforts. If our current or future biotechnology collaborators are unable to raise sufficient capital to fund research and development expenditures, we may not be able to expand or maintain current revenue.

Health care reform and cost control initiatives by third-party payors could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

In the U.S., there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For instance, the Medicare Prescription Drug Improvement and Modernization Act of 2003, among other things, added a new Part D prescription drug benefit for Medicare beneficiaries otherwise without prescription drug coverage. Furthermore, future legislation may limit the prices that can be charged for drugs we develop, increase our rebate liability and may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates for medicines reimbursed by Medicaid and to provide discounts for out-patient medicines purchased by certain public health service entities and "disproportionate share" hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. It is possible that health reform will expand the number of public health service entities that receive discounted product and increase our rebate liability on drugs reimbursed by Medicaid. In some countries other than the U.S., reimbursement, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. We are unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

We, or our collaborators, may not obtain favorable reimbursement rates for our drug candidates.

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

In addition, the market for our drug candidates will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies can result in downward pricing pressures on pharmaceutical companies. As such, we cannot provide assurances that our products will be placed on third-party payors' formularies. To the extent that our products are listed on third-party payors' formularies, we or our collaborators may not be able to negotiate favorable reimbursement rates for our products. If we, or our collaborators, fail to obtain an adequate level of reimbursement for our products by third-party payors, sales of the drugs would be adversely affected or there may be no commercially viable market for the products.

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

Drug candidates we develop that are approved for commercial marketing by the FDA would be eligible for market exclusivity for varying time periods during which generic versions of a drug may not be marketed, and we could apply to extend patent protection for up to five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act." The Hatch-Waxman Act provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated, which could reduce the amount of royalties we receive on the product.

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

Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA's criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA's disclosure standards. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation, may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Risks Related To Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

As of June 30, 2009, our directors and officers beneficially owned or controlled approximately 11.8% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $8.79 and $2.51, respectively, in fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; and $14.40 and $7.55, respectively, in fiscal 2007. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Boulder, Colorado, where we lease 150 thousand square feet of office and laboratory space under a lease that expires in July 2016. We lease 78 thousand square feet of laboratory space in Longmont, Colorado under a lease that expires in August 2016. We lease 11 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2014. We have options to extend each of the leases for up to two terms of five years each. In addition, we lease five thousand square feet of storage space in Boulder, Colorado under a lease that expires in March 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter ended June 30, 2009.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Sales Prices

The following table sets forth, for the periods indicated, the range of the closing high and low sales prices for our common stock as reported by the NASDAQ Global Market.

Fiscal Year Ended June 30, 2009	High	Low
First Quarter	$8.79	$4.90
Second Quarter	$7.41	$2.93
Third Quarter	$4.57	$2.51
Fourth Quarter	$3.49	$2.67

Fiscal Year Ended June 30, 2008	High	Low
First Quarter	$12.91	$9.72
Second Quarter	$12.25	$7.96
Third Quarter	$8.57	$5.30
Fourth Quarter	$7.16	$4.66

As of August 7, 2009, there were approximately 73 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

Stock Performance Graph

This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2009. The graph assumes that $100 was invested on June 30, 2004 in the common stock of Array, the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS
Among Array BioPharma Inc., the NASDAQ Composite Index,
the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index

	Array BioPharma Inc.	NASDAQ Composite Index	NASDAQ Pharmaceutical Index	NASDAQ Biotechnology Index
6/30/2004	$100.00	$100.00	$100.00	$100.00
9/30/2004	$87.92	$93.58	$99.75	$96.85
12/31/2004	$119.75	$106.71	$107.94	$106.34
3/31/2005	$88.18	$98.58	$95.39	$94.30
6/30/2005	$79.25	$101.09	$94.71	$100.74
9/30/2005	$90.31	$106.59	$111.06	$119.53
12/31/2005	$88.18	$109.64	$110.00	$124.22
3/31/2006	$114.97	$117.13	$115.92	$129.05
6/30/2006	$108.18	$109.49	$105.87	$115.86
9/30/2006	$107.17	$114.29	$109.06	$121.40
12/31/2006	$162.52	$123.05	$113.50	$124.50
3/31/2007	$159.75	$123.66	$106.94	$120.71
6/30/2007	$146.79	$132.47	$109.10	$126.01
9/30/2007	$141.26	$138.27	$114.67	$133.42
12/31/2007	$105.91	$134.83	$105.71	$127.03
3/31/2008	$88.18	$116.00	$101.43	$122.95
6/30/2008	$59.12	$117.33	$104.63	$124.68
9/30/2008	$96.60	$104.10	$107.30	$129.38
12/31/2008	$50.94	$78.77	$96.79	$118.06
3/31/2009	$33.21	$76.61	$89.35	$109.61
6/30/2009	$39.50	$92.91	$96.63	$117.17

 ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Amounts are in thousands except per share data:

	Years Ended June 30,
	2009	2008	2007	2006	2005
Revenue
Collaboration revenue	$17,228	$21,513	$30,106	$37,738	$34,343
License and milestone revenue	7,754	7,295	6,864	7,265	11,162

Total revenue	24,982	28,808	36,970	45,003	45,505
Operating expenses
Cost of revenue	19,855	21,364	24,936	39,611	38,048
Research and development for proprietary drug discovery	89,560	90,347	57,464	33,382	22,871
General and administrative	18,020	15,591	13,644	13,683	9,372

Total operating expenses	127,435	127,302	96,044	86,676	70,291

Loss from operations	(102,453)	(98,494)	(59,074)	(41,673)	(24,786)
Other income (expense)
Impairment of marketable securities	(17,742)	(1,872)	-	-	-
Interest income	2,116	6,064	4,610	2,729	1,542
Interest expense	(10,024)	(1,986)	(979)	(670)	-

Total other income (expense), net	(25,650)	2,206	3,631	2,059	1,542

Loss before income taxes	(128,103)	(96,288)	(55,443)	(39,614)	(23,244)
Income tax benefit	288	-	-	-	-

Net loss	$(127,815)	$(96,288)	$(55,443)	$(39,614)	$(23,244)

Weighted average shares outstanding - basic and diluted	47,839	47,309	40,717	38,759	34,043

Net loss per share - basic and diluted	$(2.67)	$(2.04)	$(1.36)	$(1.02)	$(0.68)

	June 30,
	2009	2008	2007	2006	2005
Cash and cash equivalents, marketable securities and restricted cash	$57,488	$125,531	$141,331	$70,100	$92,726
Working capital (deficit)	$(5,378)	$66,346	$120,827	$56,056	$80,522
Total assets	$95,055	$163,077	$174,974	$102,173	$127,952
Long-term debt, net of discount	$68,170	$35,355	$15,000	$14,150	$10,000
Total stockholders' equity (deficit)	$(73,701)	$38,027	$107,701	$68,639	$99,414

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading "Item IA – Risk Factors" of this Annual Report on Form 10-K. All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this annual report, which have been prepared assuming we will continue as a going concern. The terms "we," "us," "our" and similar terms refer to Array BioPharma Inc.

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

The seven most advanced wholly-owned programs in our development pipeline are as follows:

  1.
  ARRY-403, a glucokinase activator for Type 2 diabetes
  2.
  ARRY-162, a MEK inhibitor for rheumatoid arthritis, or RA, and cancer
  3.
  ARRY-380, an ErbB-2 inhibitor for breast cancer
  4.
  ARRY-520, a KSP inhibitor for acute myeloid leukemia, or AML, and multiple myeloma, or MM
  5.
  ARRY-614, a p38/Tie 2 dual inhibitor for myelodysplastic syndrome, or MDS
  6.
  ARRY-543, an ErbB family (ErbB-2 / EGFR) inhibitor for solid tumors
  7.
  ARRY-797, a p38 inhibitor for subacute pain and cancer supportive care indications

We also have a portfolio of drug discovery programs that we believe will generate one to two Investigational New Drug, or IND, applications in fiscal 2010. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application.

We have built our proprietary pipeline of research and development programs on an investment of $347.2 million from our inception through June 30, 2009. We continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In fiscal 2009, we continued our investment in proprietary research and spent $89.6 million in research and development for proprietary drug discovery expenses, compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively.

In light of ongoing uncertainty in the capital markets as well as general economic conditions that have negatively affected the biopharmaceutical market, we determined in the second half of fiscal 2009 to reduce the pace of our spending on our proprietary discovery and development programs to focus on advancing our most promising clinical programs through proof-of-concept, which we believe will maximize their value, and, on our most promising discovery candidates. We are also accelerating our efforts to partner select discovery and development programs with collaborators that will provide funding, development and commercial resources, with the goal of optimizing the value of our drug portfolio. As part of these efforts, we reduced our workforce in January 2009 by approximately 40 employees who were primarily in discovery research and support positions, resulting in a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009. As a result of this strategy, we expect the level of our spending on research and development for proprietary drug discovery to remain relatively constant for fiscal 2010 as compared to the last half of fiscal 2009. We currently expect that cash used in operations will be approximately $21 million per quarter during fiscal 2010. If we do not receive any milestone payments when anticipated under existing collaborations or any up-front license payments under new collaborations, however, we will be required to further reduce our costs by approximately $17.5 million during fiscal 2010 to avoid accelerating our repayment obligations under our credit facility with Deerfield and our loan agreement with Comerica Bank.

We have received a total of $349.5 million in research funding and in up-front and milestone payments from our collaboration partners through June 30, 2009. Under our existing collaboration agreements, we have the potential to earn over $1.4 billion in additional milestone payments if we or our collaborators achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 16 drug development programs.

Our significant existing collaborators include:

  •
  Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us to develop two of our cancer programs – which has been expanded to include three additional programs – all five of which are in preclinical development;
  •
  Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation;
  •
  AstraZeneca, PLC, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2009 refers to the fiscal year ended June 30, 2009.

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

We had two, four and four collaborators that contributed greater than 10.0% of total revenue for each of the last three fiscal years, respectively as follows:

	Years Ended June 30,
	2009	2008	2007
Genentech	67.0%	54.1%	41.8%
Celgene	23.2%	14.9%	-
VentiRx	7.2%	13.7%	4.0%
AstraZeneca	1.0%	-	13.5%
Ono	-	14.2%	13.0%
InterMune	-	1.0%	21.0%

	98.4%	97.9%	93.3%

In general, certain of our collaborators may terminate their collaboration agreements with 90 to 180 days' prior notice. Our agreement with Genentech can be terminated with 120 days' notice. Celgene may terminate its agreement with us with six months' notice.

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (in thousands):

	Years Ended June 30,
	2009	2008	2007
North America	$24,575	$24,454	$25,693
Europe	366	230	5,365
Asia Pacific	41	4,124	5,912

	$24,982	$28,808	$36,970

All of our collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our accompanying Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

Below is a discussion of the policies and estimates that we believe involve a high degree of judgment and complexity.

Revenue Recognition

Most of our revenue is in the form of research funding, up-front or license fees and milestone payments derived from designing, creating, optimizing, evaluating and developing drug candidates for our collaborators. Our agreements with our collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from sales of compounds on a per-compound basis. We report revenue for lead generation and lead optimization research, process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as Collaboration Revenue. License and Milestone Revenue is combined and reported separately from Collaboration Revenue.

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition "SAB 104"). SAB 104 established four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

Collaboration agreements that include a combination of research funding, up-front or license fees, milestone payments and/or royalties are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet the separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting in accordance with SAB 104.

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability on our accompanying Balance Sheets. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full-time-equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence, or likelihood of achievement, of development commitments, and other significant commitments of ours.

We determined that the performance period applicable to our agreement with Celgene Corporation is seven years ending September 2014. We determined the performance period for our collaboration and licensing agreement with VentiRx to be one year, which ended in March 2008. Each of these periods coincides with the research terms specified in each licensing agreement.

Under our agreement with VentiRx, we received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering. Both the technology access fee and the value of the preferred stock were recorded as advance payments from collaborators in Deferred Revenue, and were recognized as revenue on a straight-line basis over the estimated one-year research term. The preferred stock is recorded in Other Long-term Assets in the accompanying Balance Sheets.

Similarly to advance payments, for agreements that provide for milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research term that has elapsed to the total estimated research term.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments. To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs.

Revenue from sales of Optimer building blocks is recognized as the compounds are shipped. We recognize revenue that is based on contracted annual rates for full time equivalent employees working on a project on a monthly basis as work is performed.

Cost of Revenue and Research and Development for Proprietary Drug Discovery Expenses

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. Cost of Revenue represents costs associated with research and development conducted for our collaborators and the cost of chemical compounds sold. Research and Development for Proprietary Drug Discovery Expenses consist of direct and indirect internal costs related to specific proprietary programs and related to programs under collaboration agreements which we have concluded are likely to retain the rights to, as well as fees paid to other entities that conduct research activities on our behalf for such programs. We allocate costs between Cost of Revenue and Research and Development for Proprietary Drug Discovery based upon the respective time spent on each by our scientists on development conducted for our collaborators and for our internal proprietary programs, respectively. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

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

For example, we granted Celgene an option to select up to two of four programs developed under the collaboration and have concluded that Celgene is currently likely to exercise its option with respect to two of the four programs. Accordingly, we report costs associated with the Celgene collaboration as follows: 50.0% to Cost of Revenue, with the remaining 50.0% to Research and Development for Proprietary Drug Discovery.

Investments in Marketable Securities

We have designated the marketable securities held by us as of June 30, 2009 and June 30, 2008 as available-for-sale securities. These securities are accounted for at their respective fair value. We use a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and disclose assets and liabilities measured at fair value based on their level in the hierarchy.

Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders' Equity (Deficit) until their disposition. We review all available-for-sale securities each period to determine if it is more likely than not that they will remain available-for-sale based on our intent and ability to sell the security. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Expense in the accompanying Statements of Operations and Comprehensive Loss. Realized gains and losses are reported in Interest Income and Interest Expense, respectively, in the accompanying Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary on available-for-sale securities are reported in Impairment of Marketable Securities in the accompanying Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.

We have concluded that our investments in ARS, amounting to seven securities with a par value of $32.9 million and current fair value of $16.5 million, are not available for use in current operations due to unsuccessful auctions and therefore have reported them as a component of long-term assets in the accompanying Balance Sheets. During the fiscal year ended June 30, 2008, auctions for all of the ARS were unsuccessful. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through all of fiscal 2009. While we now earn a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when we need to access these funds. We may need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities. In this event, we may be required to sell them in a distressed sale in a secondary market most likely for a lower amount than their current fair value.

The fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date. Since there was no active market data for our ARS as of June 30, 2008, we estimated the fair values for these securities, using a discounted cash flow method under the income method approach. Under the fair value hierarchy, our ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). In determining fair value, we analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. We also considered the valuations prepared by our third party investment advisor who maintains custody of these securities and conducts the related auctions. During the first quarter of 2009, our investment advisor was no longer able to provide valuation services. Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS in all four quarters of fiscal 2009. While we believe that the estimates used in our fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional impairment charges.

See Note 3 "Marketable Securities" to the accompanying Financial Statements for additional information about our investments in ARS as well as "Other Income (Expense)" in the Results of Operations discussion below.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials have been performed by third-party medical centers or contract research organizations, which we refer to collectively as CROs. Some CROs bill monthly for services performed, while others bill based upon milestone achievement. We accrue expenses each month for agreements involving significant costs and that bill based on milestone achievement. For preclinical studies, accruals are based upon the estimated percentage of work completed and the contract milestones remaining. For costs of clinical study activities performed by CROs, accruals are estimated based upon the estimated work completed on each study and, for clinical trial expenses, accruals are based upon the number of patients enrolled and the expected duration of the study for which they will be enrolled. We monitor patient enrollment and related activities to the extent possible through internal reviews, correspondence with the CROs, clinical site visits, and review of contractual terms. Our estimates are dependant upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive concerning changing circumstances, conditions or events that may affect such estimates. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Long-term Debt

As of June 30, 2009, our long-term debt obligations consisted of a $10.0 million term loan, $6.8 million in standby letters of credit and $5 million of equipment advances under our Loan and Security Agreement with Comerica Bank and our $80.0 million credit facility with Deerfield. The accounting for our long-term debt arrangements is complex and subject to estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, as well as all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt.

We review our debt arrangements to determine if the debt is a hybrid instrument that is comprised of at least two components: (1) a debt host instrument and (2) one or more conversion features. Additionally, we review the debt for any other embedded derivatives, such as warrants, or other rights of the debt holder. All of the conversion features and embedded derivatives are reviewed individually, and related to the agreement as a whole, to determine if they require bifurcation and/or separate valuation.

Warrants, specifically, are reviewed to determine if they are considered liabilities or equity, and they are reported at their fair value.

Any debt discounts recorded and transaction fees paid are amortized to Interest Expense in the accompanying Statements of Operations and Comprehensive Income using the effective interest method over the term of the underlying debt.

For more information about the terms of our long-term debt, please see Note 7 "Long-Term Debt" and Note 15 "Subsequent Events" to the accompanying Financial Statements.

Results of Operations

Revenue

Collaboration Revenue consists of revenue for our drug discovery and development efforts, which include: co-development of proprietary drug candidates we out-license as well as screening, lead generation and lead optimization research, custom synthesis and process research, and the development and sale of chemical compounds. License and Milestone Revenue is combined and consists of up-front license fees and ongoing milestone payments from collaborators.

A summary of our revenue follows (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Collaboration revenue	$17,228	$21,513	$30,106	$(4,285)	(19.9%)	$(8,593)	(28.5%)
License and milestone revenue	7,754	7,295	6,864	459	6.3%	431	6.3%

Total revenue	$24,982	$28,808	$36,970	$(3,826)	(13.3%)	$(8,162)	(22.1%)

Fiscal 2009 as compared to Fiscal 2008 – Collaboration Revenue decreased by $4.3 million in fiscal 2009 primarily due to lower revenue of $4.1 million related to the expiration our collaboration with Ono Pharmaceuticals and of $505 thousand due to decreased activity under our collaboration with VentiRx. These declines were partially offset by an increase of $263 thousand related to the expansion of the Genentech collaboration in the first quarter of fiscal 2009.

License and Milestone Revenue for the year remained relatively consistent with the prior year in total. During fiscal 2009, License and Milestone Revenue included an increase of $1.0 million from additional license revenue following expansion of our collaboration with Genentech and from additional milestone revenue received from Genentech that was recognized in fiscal 2009; and an increase in license revenue of $1.5 million under our Celgene collaboration, which did not begin until the second quarter of fiscal 2008; and a decrease in license revenue of $1.7 million that was fully recognized in 2008 under our program with VentiRx.

Fiscal 2008 as compared to Fiscal 2007 – Collaboration Revenue decreased by $8.6 million due to the expiration of collaborations with InterMune and Takeda in June and March of 2007, respectively, as well as the expiration of our collaboration with Ono during the fourth quarter of fiscal 2008. Additionally, Collaboration Revenue from the sale of Optimer building blocks decreased by approximately $300 thousand compared to fiscal 2007. Partially offsetting these decreases was increased revenue of approximately $960 thousand from our collaborations with VentiRx and Genentech. License and Milestone Revenue increased by approximately $431 thousand due to increased revenue of $5.4 million from our collaborations with Celgene and VentiRx. Largely offsetting this increase was the full recognition of two milestone payments totaling $5.0 million from AstraZeneca during fiscal 2007.

Cost of Revenue

Cost of Revenue represents costs attributable to research and development, including preclinical and clinical trials, we conduct for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. Fine chemicals consumed in the collaborations as well as any required inventory reserve adjustments related to collaboration projects are also recorded as Cost of Revenue.

A summary of our Cost of Revenue follows (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Cost of revenue	$19,855	$21,364	$24,936	$(1,509)	(7.1%)	$(3,572)	(14.3%)
Cost of revenue as a percentage of total revenue	79.5%	74.2%	67.4%

Fiscal 2009 as compared to Fiscal 2008 – Cost of Revenue decreased in absolute dollars but increased as a percentage of total revenue in fiscal 2009 compared with fiscal 2008. The increases in Cost of Revenue as a percentage of revenue were primarily due to the decrease in license revenue from VentiRx, which had no associated costs, and increased costs associated with advancement of our partnered programs, including our collaboration with Celgene, as well as $269 thousand in restructuring charges as discussed in Note 9 "Restructuring Charges" in the accompanying Financial Statements.

Fiscal 2008 as compared to Fiscal 2007 – Cost of Revenue for fiscal 2008 decreased 14.3% from fiscal 2007 as a result of a reduction in the number of scientists working on external collaborations that expired in the prior fiscal year. These scientific resources were deployed in our proprietary drug research and the Celgene collaboration upon expiration of these external collaborations. Half of the cost of the Celgene program is charged to Cost of Revenue as discussed further in Note 6 "Deferred Revenue" in the accompanying Financial Statements.

Research and Development for Proprietary Drug Discovery Expenses

Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, depreciation, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible. However, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

The following table shows our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Salaries, benefits and share-based compensation	$37,887	$33,304	$21,805	$4,583	13.8%	$11,499	52.7%
Outsourced services and consulting	28,761	34,570	19,953	(5,809)	(16.8%)	14,617	73.3%
Laboratory supplies	10,256	10,521	6,878	(265)	(2.5%)	3,643	53.0%
Facilities and depreciation	10,649	10,148	7,910	501	4.9%	2,238	28.3%
Other	2,007	1,804	918	203	11.3%	886	96.5%

Total research and development for proprietary drug discovery	$89,560	$90,347	$57,464	$(787)	(0.9%)	$32,883	57.2%

Fiscal 2009 as compared to Fiscal 2008 – Research and Development for Proprietary Drug Discovery Expenses for fiscal 2009 remained consistent with the prior year due to shifting our development efforts towards our most advanced programs and reduced resources devoted to early discovery research, which occurred in the middle of fiscal 2009. These efforts resulted in the progression of our seven most advanced programs:

  1.
  ARRY-403, a glucokinase activator for Type 2 diabetes
  2.
  ARRY-162, a MEK inhibitor for RA and cancer
  3.
  ARRY-380, an ErbB-2 inhibitor for breast cancer
  4.
  ARRY-520, a KSP inhibitor for AML, and MM
  5.
  ARRY-614, a p38/Tie 2 dual inhibitor for MDS
  6.
  ARRY-543, an ErbB family (ErbB-2 / EGFR) inhibitor for solid tumors
  7.
  ARRY-797, a p38 inhibitor which we had been developing for RA and AS

Included in Salaries, benefits and share-based compensation for the year ended June 30, 2009 is $1.1 million of restructuring charges as discussed in Note 9 "Restructuring Charges" in the accompanying Financial Statements.

We expect our spending on research and development for our proprietary programs will remain relatively constant during fiscal 2010.

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

A summary of our General and Administrative Expenses follows (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

General and administrative	$18,020	$15,591	$13,644	$2,429	15.6%	$1,947	14.3%

Fiscal 2009 as compared to Fiscal 2008 – General and Administrative Expenses increased by $2.4 million during the 2009 fiscal year over the prior fiscal year primarily due to $1.5 million of additional patent costs related to filing and supporting our patent applications and patents. In addition audit, legal and other consulting expenses increased $825 thousand related to general corporate matters including costs associated with the valuation of our ARS and closing our additional credit facility with Deerfield.

Fiscal 2008 as compared to Fiscal 2007 – General and Administrative Expenses increased by $1.9 million during the 2008 fiscal year over the prior fiscal year primarily due to increased compensation and benefit expenses of $1.0 million associated with the addition of general and administrative personnel. Audit, legal and other consulting expenses increased by approximately $750 thousand as a result of increased legal and audit fees for general corporate matters and strategic consulting. Other general and administrative expenses associated with increased personnel, such as travel and office related costs made up the remaining increase of approximately $190 thousand.

Other Income (Expense)

A summary of our Other Income (Expense) follows (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Impairment of marketable securities	$(17,742)	$(1,872)	$-	$(15,870)	847.8%	$(1,872)	(100.0%)
Interest income	2,116	6,064	4,610	(3,948)	(65.1%)	1,454	31.5%
Interest expense	(10,024)	(1,986)	(979)	(8,038)	404.7%	(1,007)	102.9%

Total other income (expense), net	$(25,650)	$2,206	$3,631	$(27,856)	(1,262.7%)	$(1,425)	(39.2%)

Fiscal 2009 as compared to Fiscal 2008 – Impairment of marketable securities consists of impairment charges recorded after we concluded that the decline in value of our ARS were other-than-temporary following the failure of auctions on the ARS during the fiscal year ended June 30, 2008, which continued to be unsuccessful during fiscal 2009.

Since there was no active market data for our ARS as of June 30, 2009 and 2008, we estimated the fair values for these securities using a discounted cash flow method under the income method approach. Based on our fair value analysis and fair value estimates as of each quarter end, we recorded adjustments to the fair value of our ARS as follows (dollars in thousands):

	Unrealized Gains	Unrealized Losses	Realized Losses	Net

For the year ended June 30, 2008	$-	$(1,939)	$(1,872)	$(3,811)

For the quarter ended:
September 30, 2008	$-	$-	$(3,910)	$(3,910)
December 31, 2008	-	-	(10,452)	(10,452)
March 31, 2009	239	-	(3,380)	(3,141)
June 30, 2009	2,993	-	-	2,993

For the year ended June 30, 2009	$3,232	$-	$(17,742)	$(14,510)

The unrealized gains and losses are included in Accumulated Other Comprehensive Income (Loss) in the accompanying Balance Sheets. The realized losses are included in Impairment of Marketable Securities in the accompanying Statements of Income and Comprehensive Loss because they are considered other than temporary.

While we believe that the estimates used in our fair value analysis are reasonable, a change in any of the assumptions underlying the estimates would result in different fair value estimates for the ARS and could result in additional impairment charges. See Note 3 "Marketable Securities" to the accompanying Financial Statements for additional information about our investments in our ARS.

Interest income decreased as compared to fiscal 2009 primarily due to lower effective interest rates and lower average cash, cash equivalent and investment balances. Interest expense increased in fiscal 2009 compared to fiscal 2008 due to interest payments and accruals on borrowings under the Deerfield Credit Facility that were drawn down in June and December 2008.

Fiscal 2008 as compared to Fiscal 2007 – Other income and expense, net in fiscal 2008 includes an other-than-temporary impairment of certain ARS as discussed above. Interest income increased in fiscal 2008 compared to fiscal 2007 primarily due to higher effective interest rates and higher average cash, cash equivalent and investment balances. Interest expense increased in fiscal 2008 compared to fiscal 2007 due to increased borrowings and higher effective interest rates related to our long-term borrowings.

Income Taxes

A summary of our Income Tax Benefit follows (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Income tax benefit	$288	$-	$-	$288	100.0%	$-	-

Fiscal 2009 as compared to Fiscal 2008 – During fiscal 2009, we recorded an income tax receivable and benefit related to a research and experimentation federal income tax credit. The $288 thousand credit relates to research expenditures we made during fiscal 2008 and 2009.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing spending on research and development. As of June 30, 2009, we had an accumulated deficit of $413.2 million. We had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

We believe that our existing cash, cash equivalents and marketable securities, including the $40.0 million disbursement received July 31, 2009 under our Additional Credit Facility with Deerfield Capital discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events" to the accompanying Financial Statements, and excluding the value of the ARS we hold, will enable us to continue to fund our operations for the next 12 months assuming we obtain additional sources of funding as anticipated and/or reduce our levels of spending. This funding may include up-front fees or research funding through new out-licensing transactions, milestone payments on existing collaborations, and sales of equity securities or issuance of additional debt. However, if we are unable to obtain additional funding to the extent or when needed, it will be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or eliminating certain research and development programs. Insufficient funds may also require us to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain funding for further development and/or up-front license fees needed to fund our operations. If we are unable to continue to fund our ongoing operations as a result of insufficient funds, our ability to continue as a going concern may be in substantial doubt.

During fiscal 2010, we currently project using approximately $21 million per quarter to fund our operations. We expect that we can fund this level of operations for this period assuming that we use shares of our common stock to pay interest under our credit facility with Deerfield Capital. However, if we fail to receive any milestone payments under existing collaboration agreements or up-front payments under new collaborations, cost reductions of approximately $17.5 million must be realized during fiscal 2010 in order to avoid the acceleration of our repayment obligations under our credit facility with Deerfield Capital and our loan with Comerica Bank, which require us to maintain certain levels of cash and marketable securities, as described in Note 7 "Long-Term Debt" to the accompanying Financial Statements.

We cannot assure that we will be successful in obtaining new or in retaining existing out-license or collaboration agreements, in securing agreements for the co-development of our proprietary drug candidates, or in receiving milestone and/or royalty payments under those agreements when anticipated or at all, that our existing cash, cash equivalents and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity or convertible debt securities, substantial dilution to existing stockholders may result.

Our ability to realize milestone or royalty payments under existing collaboration agreements, and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments, is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we may not be successful in generating proof-of-concept data to create partnering opportunities, and even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the sale and manufacture of drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

The estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

  •
  The rate at which we invest in our development programs;
  •
  Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates, and the timing of payments under those agreements throughout each candidate's development stage;
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

Cash, Cash Equivalents and Marketable Securities

The following discussion highlights our cash flow activities during the fiscal years ended June 30, 2009, 2008 and 2007.

We consider short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase to be cash equivalents.

Marketable securities classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased. Marketable securities classified as long-term consist of our investments in ARS. See Note 3 "Marketable Securities" in the accompanying Financial Statements for more information regarding our ARS.

Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Cash and cash equivalents	$33,202	$56,448	$10,670	$(23,246)	(41.2%)	$45,778	429.0%
Marketable securities - short-term	7,296	39,243	130,661	(31,947)	(81.4%)	(91,418)	(70.0%)
Marketable securities - long-term	16,990	29,840	-	(12,850)	(43.1%)	29,840	100.0%

Total	$57,488	$125,531	$141,331	$(68,043)	(54.2%)	$(15,800)	(11.2%)

Cash Flow Activities

Following is a summary of our cash flows (dollars in thousands):

	Years Ended June 30,			Change 2009 vs. 2008		Change 2008 vs. 2007
	2009	2008	2007	$	%	$	%

Cash flows provided by (used in):
Operating activities	$(92,939)	$(45,736)	$(44,523)	$(47,203)	103.2%	$(1,213)	2.7%
Investing activities	29,005	50,726	(50,663)	(21,721)	(42.8%)	101,389	*
Financing activities	40,688	40,788	90,288	(100)	(0.2%)	(49,500)	*

Total	$(23,246)	$45,778	$(4,898)	$(69,024)	(150.8%)	$50,676	*

*
Percentage calculation excluded as we have determined that it was not meaningful.

Fiscal 2009 as compared to Fiscal 2008 – Net cash used in operating activities for fiscal year 2009 was $92.9 million, compared to $45.7 million for fiscal 2008. The most significant reason for this increase was a $40.0 million license payment from Celgene received in fiscal 2008. During fiscal year 2009, our net loss of $127.8 million was reduced by non-cash charges of $6.6 million for depreciation and amortization expense, $5.9 million for share-based compensation expense, a $17.7 million other-than temporary impairment charge related to our ARS, and $8.0 million of amortization of debt discount. Changes in operating assets and liabilities included an increase of $3.6 million of deferred revenue, primarily related to milestone payments received under our agreements with Genentech and Celgene, a decrease of $6.5 million in accrued outsourcing costs due to decreased obligations for outsourced pharmacology, contract drug manufacturing and clinical trial expenses, an increase in accounts payable due to the timing of payments, a decrease to deferred rent of $2.7 million related to non-cash charges and $368 thousand of changes in other operating assets and liabilities.

Net cash provided by investing activities was $29.0 million and $50.7 million in fiscal 2009 and 2008, respectively. During fiscal 2009, we invested $2.9 million in property and equipment, primarily in lab equipment and facilities for research and development and various computer equipment hardware and software associated with new employees. Purchases of marketable securities used $19.1 million in cash, and proceeds from sales and maturities of marketable securities provided $51.1 million.

Net cash provided by financing activities was comparable at $40.7 million and $40.8 million in fiscal 2009 and 2008, respectively; primarily due to $40.0 million in proceeds we received in connection with our $80.0 million debt facility in both December of 2008 and in June of 2008. We also received proceeds of $1.7 million and $1.8 million from exercises of employee stock options and purchases of stock by employees under our ESPP during fiscal 2009 and fiscal 2008, respectively.

Fiscal 2008 as compared to Fiscal 2007 – Net cash used in operating activities for fiscal year 2008 was $45.7 million, compared to $44.5 million for fiscal 2007. During fiscal year 2008, our net loss of $96.3 million was reduced by non-cash charges of $6.1 million for depreciation and amortization expense, $6.2 million for share-based compensation expense, a $1.9 million other-than temporary impairment charge related to certain ARS, $944 thousand of amortization of debt discount, offset by $2.6 million of deferred rent amortization. Changes in operating assets and liabilities included an increase of $32.6 million of advance payments from collaboration partners, primarily Celgene, an increase of $7.6 million in accrued outsourcing costs due to increased obligations for outsourced pharmacology and clinical trial expenses, a decrease in accounts payable resulting from lower capital expenditures during the last quarter of 2008 relative to 2007, an increase in prepaid expenses and other current assets of $818 thousand resulting from increased equipment deposits, sales tax refunds and prepaid interest, an increase in accrued compensation and benefits of $961 thousand associated with increased employment, a decrease in accounts payable of $1.7 million due to the timing of payments and $544 thousand of changes in other current liabilities and accrued expenses.

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

Net cash provided by financing activities was $40.8 million and $90.3 million in fiscal 2008 and 2007, respectively. During fiscal 2008, we received proceeds of $40.0 million in connection with our $80.0 million debt facility. We also received proceeds of $1.8 million from exercises of employee stock options and purchases of stock by employees under our ESPP.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2009 (amounts in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$15,000	$-	$80,000	$-	$95,000
Interest on debt obligations (3)(4)	2,325	3,200	40,719	-	46,244
Operating lease commitments (2)	7,802	15,809	16,344	16,855	56,810
Purchase obligations (2)	16,393	1,026	-	-	17,419

Total	$41,520	$20,035	$137,063	$16,855	$215,473

(1)
Reflected in the accompanying Balance Sheets.
(2)
These obligations are not reflected in the accompanying Balance Sheets.

(3)
Interest on the variable debt obligations is calculated at 1.5%, the interest rate in effect as of June 30, 2009 under our Loan and Security Agreement with Comerica Bank.
(4)
Includes $6.6 million of interest accrued in the accompanying Balance Sheets. The remaining amounts are not reflected in the accompanying Balance Sheets.

On July 31, 2009, we drew $40.0 million under the Amended Credit Facility with Deerfield Capital, as discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events" to the accompanying Financial Statements, and paid the second transaction fee of $500 thousand, neither of which is included in the table above as this occurred in fiscal 2010. The transaction fee is included in Other Accrued Expenses in the accompanying Balance Sheets.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of June 30, 2009 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Total remaining operating lease obligations under our lease for our facility in Boulder, Colorado account for $37.5 million of total operating lease commitments in the above table. Total remaining operating lease obligations under our lease for our facility in Longmont, Colorado account for $17.7 million of total operating lease commitments in the above table. The remainder of our operating lease commitments consist of the lease for our North Carolina facility and various copier and equipment leases.

Purchase obligations totaling $14.3 million were primarily for outsourced services for clinical trials. Additional purchase obligations of $1.6 million were primarily for software to support the advancement of clinical trials, lab supplies and ongoing equipment and facilities maintenance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2009, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks while providing a reasonable return on invested funds. We target our average portfolio maturity at one year or less. Nevertheless, the securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of June 30, 2009, $16.5 million of our investment portfolio is invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio.

Given the current balance of $57.5 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale, a theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by $575 thousand.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2009 and subsequent thereto, auctions for all of our ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $16.5 million, were unsuccessful. Due to the uncertainties in the credit markets, we recorded adjustments to our ARS as follows:

	Unrealized Gains	Unrealized Losses	Realized Losses	Net

For the year ended June 30, 2008	$—	$(1,939)	$(1,872)	$(3,811)

For the quarter ended:
September 30, 2008	$—	$—	$(3,910)	$(3,910)
December 31, 2008	—	—	(10,452)	(10,452)
March 31, 2009	239	—	(3,380)	(3,141)
June 30, 2009	2,993	—	—	2,993

For the year ended June 30, 2009	$3,232	$—	$(17,742)	$(14,510)

If credit market liquidity conditions deteriorate further, we may experience additional impairments of our ARS. Further, due to the volatility of the underlying credit markets, the fair value of the ARS may continue to fluctuate. In the event we need to access any of our ARS prior to the time auctions of these investments are successful or the original issuers retire these securities, we will be required to sell them in a distressed sale in a secondary market, most likely for a significantly lower amount than their current fair value.

We are also impacted by adverse changes in interest rates relating to variable-rate borrowings under our Loan and Security Agreement with Comerica Bank. We pay interest on advances under this agreement at one of three variable rates, which are adjusted periodically for changes in Comerica Bank's prime lending rate. Changes in prevailing interest rates will affect the fair value of our debt, and will impact future results of operations and cash flows.

As of June 30, 2009, we had $83.2 million of debt outstanding, exclusive of the debt discount of $18.1 million. Fifteen million of this debt was a variable rate term loan and equipment advance facilities under our senior secured credit facility with Comerica Bank. The interest rate on the remainder of our long-term debt including the additional draw of $40.0 million received July 31, 2009, is fixed. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 1.5% as of June 30, 2009 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of June 30, 2009, we have not used derivative instruments or engaged in hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934: (1) is recorded, processed and summarized effectively and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting set forth below is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Based on their evaluation as of June 30, 2009, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions "Proposal 1-Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 29, 2009.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted under the Investor Relations portion of our website at www.arraybiopharma.com.

We intend to satisfy the disclosure requirement of Form 8-K regarding amendments to or waivers from a provision of our Code of Conduct by posting such information on our website at www.arraybiopharma.com and, to the extent required by the NASDAQ Stock Market, by filing a current report on Form 8-K with the SEC, disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 29, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions "Principal Stockholders" and "Proposal 2 – Approval of Amendment to Employee Stock Purchase Plan" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 29, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the captions "Certain Relationships and Transactions" and "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 29, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on October 29, 2009.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report on Form 10-K:

  1.
  Financial Statements

    Reference is made to the Index to the Financial Statements as set forth on page F-1 of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules

    All schedules have been omitted as the required information is either not required, not applicable, or otherwise included in the Financial Statements and notes thereto.

  3.
  Exhibits

    Reference is made to the Exhibit Index that is set forth after the Financial Statements referenced above in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on August 17, 2009.

ARRAY BIOPHARMA INC.
By:	/s/ ROBERT E. CONWAY

Robert E. Conway Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert E. Conway, R. Michael Carruthers and John R. Moore, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ ROBERT E. CONWAY Robert E. Conway	Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2009
/s/ KYLE A. LEFKOFF Kyle A. Lefkoff	Chairman of the Board of Directors	August 17, 2009
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers	Chief Financial Officer (Principal Financial And Accounting Officer)	August 17, 2009
/s/ FRANCIS J. BULLOCK Francis J. Bullock, Ph.D.	Director	August 17, 2009
/s/ MARVIN H. CARUTHERS Marvin H. Caruthers, Ph.D.	Director	August 17, 2009
/s/ KEVIN KOCH Kevin Koch, Ph.D.	Director	August 17, 2009

SIGNATURE	TITLE

/s/ DAVID L. SNITMAN David L. Snitman, Ph.D.	Director	August 17, 2009
/s/ GIL J. VAN LUNSEN Gil J. Van Lunsen	Director	August 17, 2009
/s/ DOUGLAS E. WILLIAMS Douglas E. Williams, Ph.D.	Director	August 17, 2009
/s/ JOHN L. ZABRISKIE John L. Zabriskie, Ph.D.	Director	August 17, 2009

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2009, as stated in their report, which is included elsewhere herein.

/s/ ROBERT E. CONWAY Robert E. Conway Chief Executive Officer
August 17, 2009
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers Chief Financial Officer
August 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2009 and 2008, and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated August 17, 2009 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Boulder, Colorado
August 17, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2009 and 2008, and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 17, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boulder, Colorado
August 17, 2009

ARRAY BIOPHARMA INC.
Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)

	June 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$33,202	$56,448
Marketable securities	7,296	39,243
Prepaid expenses and other current assets	4,419	5,062

Total current assets	44,917	100,753
Long-term assets
Marketable securities	16,990	29,840
Property and equipment, net	26,498	30,160
Other long-term assets	6,650	2,324

Total long-term assets	50,138	62,324

Total assets	$95,055	$163,077

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,476	$4,661
Accrued outsourcing costs	4,759	11,280
Accrued compensation and benefits	7,848	7,768
Other accrued expenses	1,945	1,986
Deferred rent	3,034	2,718
Deferred revenue	11,233	5,994
Current portion of long-term debt	15,000	—

Total current liabilities	50,295	34,407
Long-term liabilities
Deferred rent	21,481	24,537
Deferred revenue	28,340	30,000
Long-term debt, net	68,170	35,355
Other long-term liability	470	751

Total long-term liabilities	118,461	90,643

Total liabilities	168,756	125,050
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,125,776 and 47,544,503 shares issued and outstanding, as of June 30, 2009 and 2008, respectively	48	48
Additional paid-in capital	312,349	304,713
Warrants	23,869	20,589
Accumulated other comprehesive gain (loss)	3,234	(1,937)
Accumulated deficit	(413,201)	(285,386)

Total stockholders' equity (deficit)	(73,701)	38,027

Total liabilities and stockholders' equity (deficit)	$95,055	$163,077

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)

	Years Ended June 30,
	2009	2008	2007
Revenue
Collaboration revenue	$17,228	$21,513	$30,106
License and milestone revenue	7,754	7,295	6,864

Total revenue	24,982	28,808	36,970
Operating expenses
Cost of revenue	19,855	21,364	24,936
Research and development for proprietary drug discovery	89,560	90,347	57,464
General and administrative	18,020	15,591	13,644

Total operating expenses	127,435	127,302	96,044

Loss from operations	(102,453)	(98,494)	(59,074)
Other income (expense)
Impairment of marketable securities	(17,742)	(1,872)	-
Interest income	2,116	6,064	4,610
Interest expense	(10,024)	(1,986)	(979)

Total other income (expense), net	(25,650)	2,206	3,631

Loss before income taxes	(128,103)	(96,288)	(55,443)
Income tax benefit	288	-	-

Net loss	$(127,815)	$(96,288)	$(55,443)

Change in unrealized gain (loss) on marketable securities	5,171	(1,922)	256

Comprehensive loss	$(122,644)	$(98,210)	$(55,187)

Weighted average shares outstanding - basic and diluted	47,839	47,309	40,717

Net loss per share - basic and diluted	$(2.67)	$(2.04)	$(1.36)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders' Equity (Deficit)
(Amounts in Thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital			Accumulated Deficit
	Shares	Amounts	Shares	Amounts		Warrants			Total
Balance as of June 30, 2006	-	$-	39,124	$39	$202,526	$-	$(271)	$(133,655)	$68,639
Issuance of common stock for cash - public offering, net of offering costs of $5,764	-	-	7,000	7	85,236	-	-	-	85,243
Issuance of common stock under stock option and employee stock purchase plans	-	-	952	1	4,194	-	-	-	4,195
Share-based compensation expense	-	-	-	-	4,811	-	-	-	4,811
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-	256	-	256
Net loss	-	-	-	-	-	-	-	(55,443)	(55,443)

Balance as of June 30, 2007	-	-	47,076	47	296,767	-	(15)	(189,098)	107,701
Issuance of common stock under stock option and employee stock purchase plans	-	-	469	1	1,787	-	-	-	1,788
Share-based compensation expense	-	-	-	-	6,159	-	-	-	6,159
Issuance of common stock warrants	-	-	-	-	-	20,589	-	-	20,589
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-	(1,922)	-	(1,922)
Net loss	-	-	-	-	-	-	-	(96,288)	(96,288)

Balance as of June 30, 2008	-	-	47,545	48	304,713	20,589	(1,937)	(285,386)	38,027
Issuance of common stock under stock option and employee stock purchase plans	-	-	580	-	1,688	-	-	-	1,688
Share-based compensation expense	-	-	-	-	5,948	-	-	-	5,948
Repricing of common stock warrants						3,280			3,280
Recognition of unrealized loss out of accumulated other comprehensive income (loss) to earnings	-	-	-	-	-	-	1,939	-	1,939
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-	3,232	-	3,232
Net loss	-	-	-	-	-	-	-	(127,815)	(127,815)

Balance as of June 30, 2009	-	$-	48,125	$48	$312,349	$23,869	$3,234	$(413,201)	$(73,701)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(Amounts in Thousands)

	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(127,815)	$(96,288)	$(55,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,613	6,103	6,379
Interest expense for the amortization of the debt discount and transaction fees	8,083	944	-
Share-based compensation expense	5,948	6,159	4,811
Impairment of marketable securities	17,742	1,872	-
Loss on disposal of property and equipment	(11)	-	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	829	(818)	616
Accounts payable	1,815	(1,737)	1,138
Accrued outsourcing costs	(6,521)	7,599	2,729
Accrued compensation and benefits	80	961	772
Other accrued expenses	(541)	(544)	376
Deferred rent liabilites	(2,740)	(2,619)	(3,964)
Deferred revenue	3,579	32,632	(2,016)
Other liabilities	-	-	79

Net cash used in operating activities	(92,939)	(45,736)	(44,523)
Cash flows from investing activities
Purchases of property and equiment	(2,940)	(8,186)	(7,148)
Purchases of marketable securities	(19,139)	(71,593)	(144,940)
Proceeds from sales and maturities of marketable securities	51,084	130,505	69,150
Net proceeds from assignment of facility purchase options	-	-	32,275
Decrease in restricted cash	-	-	-

Net cash provided by (used in) investing activities	29,005	50,726	(50,663)
Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	-	-	85,243
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,688	1,788	4,195
Proceeds from the issuance of long-term debt	40,000	40,000	850
Payment of transaction fees	(1,000)	(1,000)	-

Net cash provided by financing activities	40,688	40,788	90,288

Net (decrease) increase in cash and cash equivalents	(23,246)	45,778	(4,898)
Cash and cash equivalents as of beginning of year	56,448	10,670	15,568

Cash and cash equivalents as of end of year	$33,202	$56,448	$10,670

Supplemental disclosure of cash flow information
Cash paid for interest	$1,937	$1,806	$969

Supplemental disclosure of non-cash information
Property and equipment included in accounts payable	$-	$168	$1,120

Warrants included in Other Long-term Assets	$3,280	$-	$-

Transaction fee included in Other Long-term Assets and Other Accrued Expenses	$500	$-	$-

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer, inflammatory and metabolic diseases. The Company's proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins. In addition, leading pharmaceutical and biotechnology companies partner with the Company to discover and develop drug candidates across a broad range of therapeutic areas.

Basis of Presentation

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The Company has evaluated subsequent events occurring through the filing date of this Annual Report on Form 10-K and has determined there were no subsequent events to record or disclose in this report other than those discussed in Note 15 "Subsequent Events." Certain financial statement amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although management bases these estimates on historical data and other assumptions believed to be reasonable under the circumstances, actual results could differ significantly from these estimates.

The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the fair value of the Company's auction rate securities ("ARS"), (ii) estimating accrued outsourcing costs for clinical trials and preclinical testing and (iii) forecasting future taxable income for determining whether deferred tax valuation allowances are necessary.

Liquidity

The Company has incurred operating losses and an accumulated deficit as a result of ongoing spending on research and development. As of June 30, 2009, the Company had an accumulated deficit of $413.2 million. The Company had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The Company has historically funded its operations through revenue from its collaborations, the issuance of equity securities and through its credit facilities. Until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities that were generated primarily from these sources.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

The Company believes that its existing cash, cash equivalents and marketable securities, including the $40.0 million disbursement received on July 31, 2009 under the Company's Additional Credit Facility with Deerfield Capital discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events," and excluding the value of the ARS the Company holds, will enable it to continue to fund its operations for the next 12 months assuming the Company obtains additional sources of funding as anticipated and/or reduces its levels of spending. This funding may include up-front fees or research funding through new out-licensing transactions, milestone payments on existing collaborations, and sales of equity securities or issuance of additional debt. However, if the Company is unable to obtain additional funding to the extent or when needed, it will be necessary to significantly reduce its current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, which the Company believes could be achieved through the measures previously discussed.

During fiscal 2010, the Company currently projects using approximately $21 million per quarter to fund its operations. The Company expects that it can fund this level of operations for this period, assuming that the Company will use shares of its common stock to pay interest under its credit facility with Deerfield Capital. However, if the Company fails to receive any milestone payments under existing collaboration agreements or any up-front payments under new collaborations, cost reductions of approximately $17.5 million must be realized during fiscal 2010 in order to avoid the acceleration of its repayment obligations under its credit facility with Deerfield Capital and its loan with Comerica Bank, which require the Company to maintain certain levels of cash and marketable securities, as described in Note 7 "Long-Term Debt."

Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms to the Company or its stockholders than the Company would otherwise choose. If the Company is unable to continue to fund its ongoing operations as a result of insufficient funds, the Company's ability to continue as a going concern may be in substantial doubt.

Fair Value of Financial Instruments

The Company's financial instruments are recognized and measured at fair value in the Company's financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, accrued expenses, long-term debt and warrants.

The Company periodically reviews the realizability of each short-term and long-term marketable security and each long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the carrying value of the investment is written down to its estimated fair value. See Note 3 "Marketable Securities" for further information about the Company's marketable securities.

The fair value of the Company's long-term debt with fixed interest rates is estimated by discounting the projected cash flows using the rate at which similar debt could currently be borrowed. The fair value of the Company's warrants is determined using the Black-Scholes option pricing model. However, in the absence of quoted prices in active markets, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates of the Company's warrants disclosed in Note 7 "Long – Term Debt" may not be indicative of the amount that the Company or holders

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase and may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality.

Marketable Securities

The Company has designated the marketable securities held by it as of June 30, 2009 and June 30, 2008 as available-for-sale securities and accounts for them at their respective fair value. The Company uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.

Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders' Equity (Deficit) until their disposition. The Company reviews all available for sale securities each period to determine if it is more likely than not that they will remain available-for-sale based on its intent and ability to sell the security. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income. Realized gains and losses are reported in Interest Income and Interest Expense, respectively, in the accompanying Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary on available-for-sale securities are reported in Impairment of Marketable Securities in the accompanying Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.

The Company has concluded that its investments in ARS, amounting to seven securities with a par value of $32.9 million and current fair value of $16.5 million, are not available for use in current operations due to unsuccessful auctions and therefore has reported them as a component of long-term assets in the accompanying Balance Sheets. During the fiscal year ended June 30, 2008, auctions for all of the ARS were unsuccessful. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through all of fiscal 2009. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when the Company needs to access these funds. The Company may need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities. In this event,

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

the Company may be required to sell them in a distressed sale in a secondary market most likely for a lower amount than their current fair value.

The fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date. Since there was no active market data for the ARS as of June 30, 2008, the Company estimated the fair values for these securities, using a discounted cash flow method under the income method approach. Under the fair value hierarchy, the Company's ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). In determining fair value, the Company analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. The Company also considered the valuations prepared by its third party investment advisor who maintains custody of these securities and conducts the related auctions. During the first quarter of 2009, the Company's investment advisor was no longer able to provide valuation services. Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS in all four quarters of fiscal 2009. While the Company believes that the estimates used in its fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional impairment charges.

See Note 3 "Marketable Securities" for additional information about the Company's investments in ARS as well as "Other Income (Expense)" in the Results of Operations discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

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

Additionally, the Company capitalizes certain costs incurred to internally develop software.

The carrying value for property and equipment is reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. An impairment loss would

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

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

Accrued Outsourcing Costs

Substantial portions of the Company's preclinical studies and the Company's clinical trials have been performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively "CROs"). These CROs generally bill monthly for services performed or bill based upon milestone achievement. The Company accrues expenses related to the agreements it has with CROs. For preclinical studies, expenses are accrued based upon the percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits. The Company's estimates depend on the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.

Long-term Debt

The terms of the Company's long-term debt are discussed in detail in Note 7 "Long-term Debt" and Note 15 "Subsequent Events." The accounting for these arrangements is complex and subject to estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt.

The Company reviews each long-term debt arrangement to determine if the debt is a hybrid instrument that is comprised of at least two components: (1) a debt host instrument and (2) one or more conversion features. Additionally, the Company reviews the debt for any other embedded derivatives, such as warrants, or other rights of the debt holder. All of the conversion features and embedded derivatives are reviewed individually, and related to the agreement as a whole, to determine if they require bifurcation and/or separate valuation.

Warrants, specifically, are reviewed to determine if they are considered liabilities or equity and they are reported at their fair value.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

Any debt discounts recorded and transaction fees paid are amortized to Interest Expense in the accompanying Statements of Operations and Comprehensive Income using the effective interest method over the term of the underlying debt agreement.

Deferred Revenue

The Company records amounts received, but not earned, as deferred revenue. These amounts are classified based on their maturity in the accompanying Balance Sheets.

Income Taxes

The Company accounts for income taxes using the liability method. The Company recognizes the amount of income taxes payable or refundable for the year as the well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities, and, using enacted tax rates in effect for the year, reflect the expected effect these differences would have on taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence, the expected reversal of temporary differences, and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Operating Leases

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the "build-out" period of leases, where no rent payments are typically due under the terms of the lease, and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Balance Sheets and amortized on a straight-line basis over the initial lease term. The Company has also entered into two sale-lease back transactions, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying Balance Sheets and amortized on a straight-line basis over the initial lease term. Deferred Rent balances are classified as short-term or long-term in the accompanying Balance Sheets based upon when reversal of the liability is expected to occur.

Share-Based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The Company adopted this method using the modified prospective method of transition. Under this method, compensation expense recognized beginning with the July 1, 2005 effective date of adoption includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of July 1, 2005 based on the grant date fair value estimated; and (ii) compensation expense for all share-based payments granted on or after July 1, 2005 based on the grant date fair value. Share-based compensation arrangements include stock options granted under the Company's Amended and Restated Stock Option and Incentive Plan (the "Option Plan") and purchases of common stock by its employees at a discount to the market price under the Company's Employee Stock Purchase Plan (the "ESPP").

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

The estimated fair value of share-based compensation under the Option Plan and the ESPP is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount. See Note 13 "Employee Compensation Plans" for more information on the impact of the Company's share-based compensation plans.

Revenue Recognition

Most of the Company's revenue is in the form of research funding, up-front or license fees and milestone payments derived from designing, creating, optimizing, evaluating and developing drug candidates for the Company's collaborators. The Company's agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of the Company's revenue comes from fixed fee agreements or from sales of compounds on a per-compound basis. The Company reports revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates the Company out-licenses, as Collaboration Revenue. License and Milestone Revenue is combined and consists of up-front fees and ongoing milestone payments from collaborators.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). SAB 104 establishes four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

Collaboration agreements that include a combination of research funding, up-front or license fees, milestone payments and/or royalties are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet the separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting in accordance with SAB 104.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the research term specified in the agreement. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Balance Sheets. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full-time-equivalent scientists working a defined number of hours per year at a stated price under the agreement, the

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

existence, or likelihood of achievement, of development commitments, and other significant commitments of the Company.

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

Revenue from sales of compounds in the Company's Lead Generation Library and Optimer building blocks is generally recognized as the compounds are shipped. The Company recognizes revenue based on contracted annual rates for full time equivalent employees working on a project on a monthly basis as work is performed.

Cost of Revenue and Research and Development for Proprietary Drug Discovery Expenses

The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. Cost of Revenue represents costs associated with research and development, including preclinical and clinical trials, conducted by the Company's for its collaborators and the cost of chemical compounds sold. Research and Development for Proprietary Drug Discovery Expenses consist of direct and indirect internal costs related to specific proprietary programs and related to programs under collaboration agreements which the Company has concluded it is likely to retain the rights to, as well as fees paid to other entities that conduct research activities on the Company's behalf for such programs. The Company allocates these costs between Cost of Revenue and Research and Development for Proprietary Drug Discovery based upon the respective time spent on each by its scientists on development conducted for its collaborators and for its internal proprietary programs, respectively. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.

Where the Company's collaboration agreements provide for it to conduct development of drug candidates, and for which the Company's partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total compounds under the agreement that the Company concludes is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, the Company will adjust the allocation accordingly.

For example, the Company granted Celgene an option to select up to two of four programs developed under the collaboration and has concluded that Celgene is currently likely to exercise its option with respect to two of the four programs. Accordingly, the Company reports costs associated with the Celgene

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Drug Discovery. See further discussion in Note 6 "Deferred Revenue".

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted averaged number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, warrants or stock issued in payment of long-term debt. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive. As a result of the Company's net losses for the fiscal years ended June 30, 2009, 2008 and 2007, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share.

Comprehensive Income (Loss)

The Company's comprehensive income (loss) consists of net income (loss), and unrealized gains and losses on investments in available-for-sale marketable securities. The Company had no other sources of comprehensive income (loss) for the fiscal years presented.

Recent Accounting Pronouncements

Effective for the first quarter of fiscal 2010, the Company will be required to disclose the fair value of its financial instruments on an interim basis and therefore these disclosures will be included in the Form 10-Q for the quarter ending September 30, 2009.

Effective for the first quarter of fiscal 2010, the Company will review its collaboration agreements to determine if they are collaboration arrangements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company's collaboration agreements are determined to be collaborative arrangements, there would be additional disclosures required beginning with the Form 10-Q for the quarter ending September 30, 2009.

Effective for the first quarter of fiscal 2010, the Company will review its credit facilities discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events" to determine if the Company should separately account for the liability and equity components of the convertible debt feature in the credit facilities in a manner that would reflect the Company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently reviewing the impact that additional accounting guidance will have on its financial statements and disclosures.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of the Company's equipment, leasehold improvements and other fixed assets is within the U.S.

Geographic Information

The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (amounts in thousands):

	Years Ended June 30,
	2009	2008	2007
North America	$24,575	$24,454	$25,693
Europe	366	230	5,365
Asia Pacific	41	4,124	5,912

	$24,982	$28,808	$36,970

Significant Collaborators

The Company had two, four and four collaborators that contributed greater than 10.0% total revenue for each of the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The revenue from these collaborators as a percentage of total revenue was as follows:

	Years Ended June 30,
	2009	2008	2007
Genentech	67.0%	54.1%	41.8%
Celgene	23.2%	14.9%	-
VentiRx	7.2%	13.7%	4.0%
AstraZeneca	1.0%	-	13.5%
Ono	-	14.2%	13.0%
InterMune	-	1.0%	21.0%

	98.4%	97.9%	93.3%

The loss of one or more of its significant collaborators could have a material adverse effect on the Company's business, operating results or financial condition. The Company does not require collateral, though most pay in advance, from its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2009.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 3 – MARKETABLE SECURITIES

The Company's investments in marketable securities include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and ARS. Investments are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company's investments in marketable securities the were all classified as available-for-sale as of June 30, 2009 and 2008.

Marketable securities consisted of the following as of June 30, 2009 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term available-for-sale securities:
U.S. Government agency securities	$7,059	$-	$-	$7,059
Mutual fund securities	237	-	-	237

Sub-total	7,296	-	-	7,296

Long-term available-for-sale securities:
Auction rate securities	13,525	2,993	-	16,518
Mutual fund securities	472	-	-	472

Sub-total	13,997	2,993	-	16,990

Total	$21,293	$2,993	$-	$24,286

The fair value measurement categories of these marketable securities as of June 30, 2009 were as follows (amounts in thousands):

June 30, 2009
Quoted prices in active markets for identical assets (Level 1)	$7,768
Significant unobservable inputs (Level 3)	16,518

$24,286

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

Marketable securities consisted of the following as of June 30, 2008 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term available-for-sale securities:
Corporate commercial paper securities	$9,457	$9	$-	$9,466
U.S. Government agency securities	23,801	1	(4)	23,798
Corporate debt securities and other	5,983	-	(4)	5,979

Sub-total	39,241	10	(8)	39,243

Long-term available-for-sale securities:
Auction rate securities	31,028	-	(1,939)	29,089
Mutual fund securities	751	-	-	751

Sub-total	31,779	-	(1,939)	29,840

Total	$71,020	$10	$(1,947)	$69,083

There were no marketable securities in an unrealized loss position as of June 30, 2009. Marketable securities in an unrealized loss position as of June 30, 2008 were as follows (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Balances as of June 30, 2008
U.S. Government agency securities	$17,478	$(4)	$-	$-	$17,478	$(4)
Corporate debt securities and other	5,505	(4)	-	-	5,505	(4)
Auction rate securities	4,760	(233)	24,329	(1,706)	29,089	(1,939)

	$27,743	$(241)	$24,329	$(1,706)	$52,072	$(1,947)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of June 30, 2009 is as follows (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$7,296	$7,296
Due in one year to three years	472	472
Due after 10 years or more	13,525	16,518

	$21,293	$24,286

Auction Rate Securities

During the fiscal year ended June 30, 2008, auctions for all of the ARS the Company holds, amounting to seven securities with a par value of $32.9 million, were unsuccessful. During the first quarter of fiscal 2009, auctions for the ARS were suspended. The lack of successful auctions resulted in the interest rate

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points as of June 30, 2008, which continued through fiscal 2009. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when the Company needs to access these funds. In the event the Company needs to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, the Company may be required to sell them in a distressed sale in a secondary market for a value that may be lower than their current fair value.

The fair value for these securities is defined as the price that would be received to sell the securities in an orderly transaction between market participants at the measurement date. Since there was no active market for the Company's ARS as of June 30, 2008, the Company estimated the fair values for these securities, using a discounted cash flow method under the income method approach. Under the fair value hierarchy, the Company's ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). In determining fair value, the Company analyzed the underlying structure and assets of each ARS, the coupon interest rates, and the current interest rate market environment. The Company also considered the valuations prepared by its third party investment advisor who maintained custody of these securities and conducted the related auctions. During the first quarter of 2009, the Company's investment advisor was no longer able to provide valuation services. Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS in all four quarters of fiscal 2009.

Based on its fair value analysis and fair value estimates as of June 30, 2008, the Company recorded an other-than-temporary impairment of $1.9 million on two of its ARS in the fourth quarter of fiscal 2008, primarily due to the continuous decline and magnitude of the fair value discount from par value, which is due in part to the relative weakness in the performance of the underlying trust assets.

Based on the fair value analysis and fair value estimates as of the quarterly periods presented below, the Company recorded the following adjustments:

	Unrealized Gains	Unrealized Losses	Realized Losses	Net

For the year ended June 30, 2008	$-	$(1,939)	$(1,872)	$(3,811)

For the quarter ended:
September 30, 2008	$-	$-	$(3,910)	$(3,910)
December 31, 2008	-	-	(10,452)	(10,452)
March 31, 2009	239	-	(3,380)	(3,141)
June 30, 2009	2,993	-	-	2,993

For the year ended June 30, 2009	$3,232	$-	$(17,742)	$(14,510)

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

These charges are summarized below (amounts in thousands):

	Years Ended June 30,
	2009	2008	2007
Losses attributable to the change in unrealized losses	$(1,939)	$(1,872)	$-
Additional current period losses	(15,803)	-	-

	$(17,742)	$(1,872)	$-

A rollforward of the ARS from June 30, 2008 to June 30, 2009 follows (amounts in thousands):

Balance as of June 30, 2008	$29,089
Add: Current period gains included in equity	3,232
Less: Current period losses included in earnings	(15,803)

Balance as of June 30, 2009	$16,518

While the Company believes that the estimates used in its fair value analysis are reasonable, a change in any of the assumptions underlying its estimates would result in different fair value estimates for the ARS.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and Equipment, Net in the accompanying Balance Sheets consists of the following (amounts in thousands):

	June 30,
	2009	2008
Furniture and fixtures	$3,326	$3,162
Equipment	39,382	37,846
Computer hardware and software	11,048	10,208
Leasehold improvements	29,927	29,662

Property and equipment, gross	83,683	80,878
Less: Accumulated depreciation and amortization	(57,185)	(50,718)

Property and equipment, net	$26,498	$30,160

Depreciation and amortization expense was $6.6 million, $6.1 million and $6.4 million for the years ended June 30, 2009, 2008, and 2007, respectively.

In addition, the Company had $1.5 million and $1.3 million of unamortized software development costs as of June 30, 2009 and 2008, respectively. Amortization expense for software development costs was $381 thousand, $337 thousand and $371 thousand for the years ended June 30, 2009, 2008 and 2007, respectively, and is included in depreciation and amortization expense discussed above.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

Leasehold Improvements

On June 22, 2006, the Company executed a series of agreements involving the assignment of facility purchase options that it owned and the subsequent signing of lease agreements for the Boulder and Longmont facilities over a ten-year lease term with a new landlord. The Company began amortizes its leasehold improvements over the new ten-year lease terms for both the Boulder and Longmont, Colorado facilities.

NOTE 5 – EQUITY INVESTMENT

In February 2007, the Company entered into a collaboration and licensing agreement with VentiRx Pharmaceuticals, Inc. in which the Company received a non-refundable cash technology access fee and shares of preferred stock valued at $1.5 million based on the price at which such preferred stock was sold to investors in a private offering. The technology access fee was recorded as Deferred Revenue in the accompanying Balance Sheets and was recognized as Revenue on a straight-line basis over the contractual one-year research term. The preferred stock has been recorded as a long-term asset in Other Long-term Assets in the accompanying Balance Sheets.

NOTE 6 – DEFERRED REVENUE

In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40.0 million to the Company to provide research funding for activities conducted by Array under the agreement. The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene's option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug, potential milestone payments of $200.0 million, if certain discovery, development and regulatory milestones are achieved and an additional $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales. The Company retains all rights to the other programs. In June 2009, the parties amended the Celgene agreement to substitute a new discovery target in place of an existing target, and Celgene paid the Company $4.5 million in consideration for the amendment. No other provisions of the agreement with Celgene were modified by the amendment.

Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised its option, upon six months' written notice to the Company. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement. Celgene can also choose to terminate any drug development program it has not exercised an option at any time, provided that it must give the Company prior notice. In this event, all rights to the program remain with the Company and it would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could achieve if the Company chooses to continue development of the program.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

	June 30,
	2009	2008

Credit facility	$86,286	$40,898
Term loan	10,000	10,000
Equipment line of credit	5,000	5,000

Long-term debt, gross	101,286	55,898
Less: Unamortized discount on credit facility	(18,116)	(20,543)

Long-term debt, net	83,170	35,355
Less: Current portion	(15,000)	-

Long-term debt	$68,170	$35,355

2008 Credit Facility and Warrants

In April 2008, the Company entered into a six-year credit facility ("Credit Facility") with, and issued warrants to, Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively "Deerfield"), health care investment funds. The Company borrowed a total of $80.0 million under the Credit Facility (the "Current Loan"), which was funded in two $40.0 million payments in June 2008 and December 2008. Certain terms of the Credit Facility, including the interest rate and payment terms applicable to the Current Loan and covenants relating to minimum cash and cash equivalent balances the Company must maintain, and of the warrants issued pursuant to the Credit Facility were amended in May 2009 when the Company entered into a new credit facility with Deerfield, as described below under "Additional Credit Facility and Warrants." The Company made quarterly payments during fiscal 2009 of simple interest from the date of the Facility Agreement, at a 2.0% annual rate, on the total Credit Facility of $80.0 million. In addition, interest was compounded quarterly, at an additional 6.5% annual rate, on the total Credit Facility of $80.0 million, and was added to the outstanding principal loan balance. The outstanding principal and interest is due on or before April 2014 and, at the Company's option, may be repaid at any time with shares of the Company's common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The Company recognized $7.0 million and $1.2 million of interest expense related to the simple and compounding interest for the years ended June 30, 2009 and 2008, respectively, which is included in Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

A 2.5% transaction fee of the amounts borrowed totaling $2.0 million was paid to Deerfield at the time the Company borrowed the funds under the facility. The transaction fee is included in Other Long-term Assets in the accompanying Balance Sheets. The Company is amortizing this transaction fee over the term of the Credit Facility and the Company recognized $268 thousand and $5 thousand of amortization expense for the years ended June 30, 2009 and 2008, respectively, which is included in Interest Expense in the accompanying Statements of Operations and Comprehensive Loss. Other direct issuance costs in connection with the transaction were not significant.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

The Credit Facility is secured by a second priority security interest in the Company's assets including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets.

The Facility Agreement contains representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreement restricts the Company's ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company's total cash and cash equivalents and marketable securities at the end of a fiscal quarter fall below $40.0 million (which was reduced to $20 million when the Company entered into the Additional Credit Facility), all amounts outstanding under the Credit Facility become immediately due and payable.

In consideration for providing the Credit Facility, the Company issued warrants to Deerfield to purchase 6,000,000 shares of common stock at a price of $7.54 per share, which may be exercised at any time during a six year period from the date of the Facility Agreement. These warrants were exchanged for new warrants to purchase 6,000,000 shares of common stock in connection with the credit facility with Deerfield entered into in May 2009, as described below under "Additional Credit Facility and Warrants". The Company allocated the total proceeds of $80.0 million between the debt and the warrants based upon their estimated relative fair values.

The Company estimated that the fair value of the Deerfield debt was $ 48.7 million and $30.9 million at June 30, 2009 and 2008, respectively. The primary reason for the discrepancy is that the Company had drawn only $40.0 million of the total $80.0 million Credit Facility at June 30, 2008.

The Company valued the warrants using the Black-Scholes option pricing model using the following assumptions:

  •
  Risk-free interest rate of 3.3%;
  •
  Volatility of 63.9%;
  •
  Expected life of six years; and
  •
  Dividend yield of zero.

The warrants were recognized as equity and are reported within Stockholders' Equity (Deficit) in the accompanying Balance Sheets. The fair value of the warrants has been recognized as Debt Discount in the accompanying Balance Sheets and is amortized to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss over the six year term of the Credit Facility.

There was $2.4 million and $46 thousand of interest amortization expense recognized during the year ended June 30, 2009 and 2008, respectively, and as of June 30, 2009 the warrants had not been exercised.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

A reconciliation of the total interest expense recognized by the Company for the Credit Facility for the years ended June 20, 3009 and 2008 follows (amounts in thousands).

	Years Ended June 30,
	2009	2008

2.0% simple interest	$1,600	$276
6.5% compounding interest	5,388	898
Amortization of the transaction fees	268	5
Amortization of the debt discount	2,427	46

Total interest expense	$9,683	$1,225

Additional Credit Facility and Warrants

On May 15, 2009, the Company entered into an additional Facility Agreement (the "Additional Credit Facility") with Deerfield, pursuant to which Deerfield agreed to advance the Company an additional $40.0 million loan (the "New Loan") which the Company drew down in full on July 31, 2009. The outstanding principal under the New Loan is due by April 2014 and interest is payable monthly following its disbursement. Principal and interest can be repaid, at the Company's option, at any time with shares of the Company's common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The maximum number of shares that the Company can issue to Deerfield under the Additional Credit Facility and the 2008 Credit Facility without obtaining stockholder approval is 9,622,220 shares.

Interest began to accrue on the New Loan when the New Loan was drawn down on July 31, 2009 at the rate of 7.5 percent per annum. This rate will continue to apply so long as the Company's Cash and Cash Equivalents and Marketable Securities on the first business day of each month during which such principal amounts remain outstanding is at least $60.0 million. If the Company's Cash and Cash Equivalents and Marketable Securities in any month are less than $60.0 million, the interest rate is adjusted to a rate between 8.5% per annum and 14.5% per annum for every $10.0 million by which it is less than $60.0 million as follows:

Cash Balance	Applied Interest Rate
$60,000,000 or greater	7.50%
Between $50,000,000 and $59,999,999	8.50%
Between $40,000,000 and $49,999,999	9.50%
Between $30,000,000 and $39,999,999	12.00%
Between $0 and $29,999,999	14.50%

The Company paid Deerfield a $500 thousand transaction fee on July 10, 2009 and paid Deerfield an additional $500 thousand transaction fee when the funds were drawn on July 31, 2009. The transaction fee due on July 10, 2009 was recorded in Other Long-term Assets and Other Accrued Expenses in the accompanying Balance Sheets as of June 30, 2009.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

Deerfield also has limited rights to accelerate the loan upon certain changes of control of the Company or an event of default. In addition, subject to certain exceptions and conditions, the Company is required to make payments of principal equal to 15 percent of certain amounts it receives under collaboration, licensing, partnering, joint venture and other similar arrangements entered into after January 1, 2011. The Company's obligations under the 2008 Credit Facility and the Additional Credit Facility and the security interest granted to Deerfield under the Security Agreement are subordinate to the Company's obligations to Comerica Bank, and to Comerica's security interest, under the Loan and Security Agreement between the Company and Comerica Bank dated June 28, 2005, as amended, discussed below.

The Additional Credit Facility also amended certain provisions of the 2008 Credit Facility. Effective as of the date the funds were disbursed under the Additional Credit Facility, interest began accruing on the $80.0 million principal amount of the 2008 Credit Facility, exclusive of interest that had been added to the principal amount of the 2008 Credit Facility, at the rates applicable to the Additional Credit Facility (as described above) and no additional compound interest will apply. In addition, the requirement that the Company maintain a minimum amount of Cash and Cash Equivalents and Marketable Securities under the 2008 Credit Facility was reduced from $40.0 million to $20.0 million, and the provisions containing certain conditions and restrictions relating to the repayment of amounts under the 2008 Credit Facility in shares of the Company's Common Stock were amended to conform to the provisions in the Additional Credit Facility.

Pursuant to the terms of the Additional Credit Facility, the Company issued the Deerfield Funds warrants to purchase an aggregate of 6,000,000 shares of the Company's Common Stock (the "New Warrants") when the funds were disbursed for the New Loan. In addition, upon execution of the Additional Credit Facility, the Company cancelled and exchanged the warrants issued in connection with the 2008 Credit Facility for new warrants to purchase an aggregate of 6,000,000 shares of the Company's Common Stock (the "Exchange Warrants" and collectively with the New Warrants, the "Warrants").

The Exchange Warrants expire April 29, 2014 and contain substantially the same terms as the Prior Warrants, provided that the Exchange Warrants are not exercisable until six months from the July 31, 2009 disbursement date and have a per share exercise price equal to $3.65, which was reduced from the $7.54 exercise price of the Warrants issued in connection with the 2008 Credit Facility. The New Warrants have a per share exercise price equal to $4.19, which is equal to 120% of the average of the Volume Weighted Average Price of the Common Stock for 15 consecutive trading days beginning with the date Array requested the funds be disbursed. The Warrants are exercisable commencing six months after the July 31, 2009 issuance date and expire on April 29, 2014. All other provisions of the Exchange Warrants and the New Warrants are identical.

The Company has recorded the incremental value of the Exchange Warrants of $3.3 million as of June 30, 2009, which is reflected in Other Long-Term Assets and Warrants in the accompanying Balance Sheets. The balance in Other Long-Term Assets will be reclassified to Debt Discount and will amortize from the July 31, 2009 disbursement date to the end of the term of the 2008 Credit Facility.

The Company calculated the incremental value by comparing and calculating the difference between the values calculated by the Black-Scholes option pricing model using the new exercise price ($3.65) as

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

compared to the old exercise price for the Prior Warrants ($7.54). The Black-Scholes option pricing models used the following assumptions:

  •
  Risk-free interest rate of 1.86%;
  •
  Volatility of 61.94%;
  •
  Expected life of five years; and
  •
  Dividend yield of zero.

Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement ("Loan and Security Agreement") with Comerica Bank dated June 28, 2005, as amended on December 19, 2005; on July 7, 2006; and on June 12, 2008; and on March 11, 2009. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a security interest in the Company's assets, other than its intellectual property. The full $10.0 million term loan was advanced to the Company on June 30, 2005, and currently has an interest rate of 1.5% per annum and a maturity date of June 28, 2010. In August 2009, the Company extended the maturity 120 days. Despite the extension, the subjective acceleration requirements dictate that the debt remains classified as current as of June 30, 2009.

As of June 30, 2009, the Company had received the total $5.0 million of equipment advances, which currently have an interest rate of 1.5% per annum and a maturity date of June 28, 2010. Total available revolving lines of credit of $6.8 million have been issued to support outstanding standby letters of credit in relation to the Company's facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016, respectively.

The outstanding balances under the term loan, the equipment advances and the revolving line of credit bear interest on a monthly basis at one of the following interest rates elected by the Company from time to time:

  •
  A rate equal to 1.75% below the Prime "Base Rate" as quoted by Comerica Bank from time to time; or
  •
  A rate equal to 1.00% above Comerica Bank's LIBOR rate, which would remain in effect during the relevant LIBOR period; or
  •
  A rate equal to 1.25% above Comerica Bank's Cost of Funds rate, which would remain in effect during the relevant Cost of Funds period.

Should the Company maintain less than $10.0 million at Comerica Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than shown above. Interest is payable monthly on the outstanding borrowings.

The fair value of the Loan and Security Agreement was $14.3 million and $15.0 million as of June 30, 2009 and 2008, respectively.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

The following table outlines the level of cash, cash equivalents and marketable securities, including those invested at Comerica Bank that the Company must maintain per the Loan and Security Agreement.

Total Cash, Cash Equivalents and Marketable Securities	Cash on Hand at Comerica
$ 40,000,000 +	$-
$ 30,000,000 - $ 39,999,999	$2,000,000
$ 27,500,000 - $ 29,999,999	$13,000,000
Less than $ 27,500,000	$24,000,000

If the Company's total cash, cash equivalents and marketable securities, including those invested at Comerica Bank, falls below $24.0 million, the loans become immediately due and payable.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement restricts the Company's ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

Commitment Schedule

A summary of the Company's commitments as of June 30, 2009 under the Facility Agreement with Deerfield and the Loan and Security Agreement is as follows (amounts in thousands):

2010	$15,000
2011	-
2012	-
2013	-
2014	86,286

$101,286

NOTE 8 – INCOME TAXES

The Company has incurred net losses since inception.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

The components of the Company's current and deferred tax (provisions) benefit, which arise from temporary differences between financial and tax reporting are below (amounts in thousands):

June 30,
	2009	2008
Current
Federal	$288	$-
State	-	-

	$288	$-
Deferred
Federal	$-	$-
State	-	-

	$-	$-
Total
Federal	$288	$-
State	-	-

	$288	$-

During fiscal 2009, the Company recorded an income tax benefit and income tax receivable of $288 thousand related to research and experimentation federal income tax credit.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Years Ended June 30,
	2009	2008	2007
U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Available research and experimentation tax credits	3.1%	4.4%	4.5%
Stock-based compensation	(1.0%)	(1.3%)	0.0%
Effect of other permanent differences	(3.2%)	0.0%	(0.9%)
State income taxes, net of federal taxes	3.0%	2.9%	3.0%
Valuation allowance	(35.7%)	(40.0%)	(40.6%)

Total	0.2%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

purposes and amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows (amounts in thousands):

	June 30,
	2009	2008
Current deferred tax assets, gross
Accrued benefits	$2,074	$2,160
Inventory reserve	1,487	862
Other	139	-

Total current deferred tax assets	3,700	3,022
Non-current deferred tax assets, gross
Net operating loss carryforwards	102,997	78,823
Research and experimentation credit carryforwards	14,516	11,931
Deferred revenue	11,217	11
Deferred rent	9,166	10,100
Depreciation of property and equipment	2,662	2,059
Impairment on marketable securities	7,334	694
Other	2,849	2,870

Total non-current deferred tax assets	150,741	106,488

Total deferred tax assets	154,441	109,510
Long-term deferred tax liability
Unrealized gain on marketable securities	(1,209)	-

Total long-term deferred tax liability	(1,209)	-

Deferred tax assets, net of deferred tax liability	153,232	109,510
Valuation allowance	(153,232)	(109,510)

Deferred tax assets, net of valuation allowance	$-	$-

Based upon the level of historical taxable loss and projections of future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and, accordingly, has established a full valuation allowance as of June 30, 2009 and 2008.

Future realization is dependent on the future earnings of the Company, if any, the timing and amount of which are uncertain as of June 30, 2009. In the future, should management conclude that it is more likely than not that the deferred tax assets are, in fact, at least in part, realizable, the valuation allowance would be reduced to the extent of such realization and recognized as a deferred income tax benefit in the Company's Statements of Operations and Comprehensive Loss.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2009 and 2008 as a component of the Company's net operating loss carryforwards. The entire balance is offset by a valuation allowance. The deferred tax asset balances as of June 30, 2009 and 2008 do not include excess tax benefits from stock option exercises of approximately $4.4 million and $4.3 million, respectively. Equity will be increased if and when such excess tax benefits are ultimately realized.

As of June 30, 2009, the Company had available total net operating loss carryforwards of approximately $290.4 million, which expire in the years 2019 through 2029, and federal research and experimentation credit carryforwards of $15.3 million, which expire in the years 2022 through 2029.

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

The Company follows a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions taken or expected to be taken on a tax return. Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The cumulative effect of accounting for tax contingencies in this manner has been recorded net in deferred tax assets, which resulted in no liability being recorded on the Company's accompanying Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2009 is as follows (amounts in thousands):

Balance as of June 30, 2008	$997
Additions based on tax positions related to the current year	993
Additions for tax positions of prior years	7
Reductions for tax positions of prior years	-
Settlements	-

Balance as of June 30, 2009	$1,997

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company's tax returns from inception of the Company. The Company's policy is to account for income tax related interest and penalties in income tax expense in the accompanying Statements of Operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption accounting for tax contingencies had no impact on the Company's effective tax rate.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 9 – RESTRUCTURING CHARGES

On January 8, 2009, the Company implemented a reduction in its workforce by approximately 40 employees. The terminated employees were notified on January 8, 2009 and were primarily in discovery research and support positions. The reductions were made in connection with the Company's corporate strategy to accelerate partnering activities and scale back discovery research to help ensure sustainable growth for the Company in light of uncertainties in the capital markets and general economic conditions. The actions associated with the reductions were completed during the quarter ended March 31, 2009.

As a result of the reductions, the Company recorded a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009. Of this charge, $269 thousand was recorded in Cost of Sales, $1.1 million was recorded in Research and Development for Proprietary Drug Discovery, and $140 thousand in General and Administrative in the accompanying Statements of Operations and Comprehensive Loss. The restructuring charge is associated with the payment of termination benefits that the Company paid in cash during the third quarter of fiscal 2009. These termination benefits consisted of a severance payment based on the affected employee's length of service with the Company, a health benefit payment that the employee may use to pay the premiums to continue health care coverage under COBRA and outplacement assistance. Payment of these termination benefits was contingent on the affected employee entering into a separation agreement with the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities and equipment under various non-cancelable operating leases that expire through 2016. In addition to minimum lease payments, the Company is contractually obligated under certain of its lease agreements to pay certain operating expenses during the term of the leases, such as maintenance, taxes and insurance.

As of June 30, 2009, future minimum rental commitments, by fiscal year and in the aggregate, for the Company's operating leases are as follows (amounts in thousands):

2010	$7,802
2011	7,867
2012	7,942
2013	8,093
2014	8,251
Thereafter	16,855

$56,810

Rent expense under these agreements, net of deferred credits, was $4.6 million, $4.5 million and $3.2 million for the years ended June 30, 2009, 2008, and 2007, respectively. Deferred rent credits recognized for the years ended June 30, 2009, 2008 and 2007 were approximately $2.7 million, $2.6 million and $4.0 million, respectively.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

Colorado Facility Lease Agreements

During the first quarter of fiscal 2007, the Company entered into a series of agreements involving the acquisition and assignment of options to purchase the facilities that the Company occupied in Boulder and Longmont, Colorado to BioMed Reality L.P. ("BioMed"). BioMed purchased both facilities and subsequently leased them back to the Company.

On July 7, 2006, BioMed purchased the Boulder facility and the Company's obligation under the Absolute Triple Net Lease was terminated along with its obligation under an existing sublease for the Boulder facility. In turn, the Company entered into a 10 year lease agreement with BioMed for the Boulder facility with total obligations under the lease amounting to $52.0 million over the lease term.

On August 9, 2006, BioMed purchased the Longmont facility and the Company's obligation under its existing lease agreement dated February 28, 2000, as amended, for the Longmont facility terminated. On August 9, 2006 the Company entered into a 10 year lease agreement with BioMed for the Longmont facility with total obligations under the lease amounting to $24.2 million over the lease term.

As consideration for the assignment of the options, BioMed paid the Company $32.3 million in cash. The Company had deferred rent liabilities under the previous leases of $1.6 million, which were reversed in the first quarter of fiscal 2007. The consideration received from BioMed was recorded as a deferred rent liability and, along with the facilities' annual rent increases, is being recognized on a straight-line basis as a reduction to rent expense over the related 10 year term of the new leases.

Legal Proceedings

From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits are provided to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is management's opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

NOTE 11 – NET LOSS PER SHARE

As a result of the Company's net losses for the fiscal years ended June 30, 2009, 2008 and 2007, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. The number of potentially dilutive common stock equivalents excluded from the diluted loss per share calculations was 30,463,777 shares, 10,596,711 shares and 6,531,344 shares for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The Company entered into the Deerfield Additional Credit Facility and drew the additional $40.0 million on July 31, 2009 as discussed in Note 7 "Long-term Debt" and Note 15 "Subsequent Events." In future periods, the New Warrants issued in connection with this facility will be included in the Company's number of potentially dilutive shares

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 12 – COMMON STOCK AND STOCKHOLDER RIGHTS PLAN

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

Common Stock

The Company has 120,000,000 shares of Common Stock that is authorized under its Restated Certificate of Incorporation, as amended.

Reserved Shares

As of June 30, 2009, the number of shares of Common Stock reserved for future issuance is as follows:

Common stock reserved for the Warrants	6,000,000
Outstanding common stock options under the Stock Option and Incentive Plan	9,263,265
Common stock reserved and available for grant under the Stock Option and Incentive Plan	5,110,750
Common stock reserved and available for grant under the Employee Stock Purchase Plan	423,885

Total	20,797,900

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 13 – EMPLOYEE COMPENSATION PLANS

Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. The Company matches up to 4% of employee contributions on a discretionary basis as determined by the Company's Board of Directors. Company contributions are fully vested after four years of employment. During fiscal year 2009, 2008 and 2007, the Company paid matching contributions of approximately $1.4 million, $1.2 million and $1.0 million, respectively.

Employee Stock Purchase Plan

The ESPP, as amended, was adopted effective upon the closing of the Company's initial public offering in November 2000. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning of the offering period or of the closing price at the end of the offering period. Effective each January 1, a new 12 month offering period begins ending on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12 month offering period terminates and the purchase rights under the original offering period roll forward into a new six month offering period that begins July 1 and ends on December 31.

The Company issued 385,273 shares, 144,626 shares and 146,191 shares of common stock during the fiscal years ended June 30, 2009, 2008 and 2007, respectively pursuant to the ESPP at an average price per share of $3.44, $7.16 and $6.04, respectively. Compensation expense related to the Company's ESPP was $641 thousand, $655 thousand and $375 thousand for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

As of June 30, 2009, the Company had reserved a total of 2,250,000 shares for issuance under the ESPP, and the Company had 423,885 shares available for issuance.

Stock Option and Incentive Plan

Overview

In September 2000, the Company's Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option Plan"), which is the successor equity incentive plan to the Company's 1998 Stock Option Plan (the "1998 Plan"), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company's initial public offering in 2000, the Option Plan became effective and no additional grants were made under the 1998 Plan. A total of 14.6 million shares of common stock have been reserved for issuance under the Option Plan to eligible employees, consultants and directors of the Company. In addition, the Option Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

  (i)
  25% of the Company's issued and outstanding shares of common stock, on a fully diluted and as-converted basis; and

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

  (ii)
  The number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date.

As of June 30, 2009, there were 19,065,951 shares authorized for issuance as awards under the Option Plan, of which 5,110,750 shares remain available for future issuance under the Option Plan. Of the shares available for future issuance, up to 2,066,973 are available for grant as incentive stock options.

The Option Plan provides for awards of both non-statutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company's common stock.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, the number of shares, vesting exercise price and term of each option grant. Generally, options have a four-year annual vesting term, an exercise price equal to the market value of the underlying shares at the grant date and a ten-year life from the date of grant (a five-year life for incentive stock options granted to holders of more than 10% of the Company's stock).

The Company has entered into employment agreements with the Company's executive officers. Under these agreements, if a participating executive's employment is terminated without cause or upon a change in control, then the executive is entitled to accelerated vesting of unvested stock options as provided in their agreement.

Accounting for Stock Options

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair values of stock options using the following assumptions and weighted average fair values:

	Years Ended June 30,
	2009	2008	2007
Risk-free interest rate	1.8% - 2.2%	2.8% - 4.5%	4.6% - 4.7%
Expected option term in years	6.25	6.25	6.25
Expected volatility	64.7% - 65.7%	64.9% - 65.1%	66.6% - 72.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$1.84	$5.26	$7.42

Up to the fourth quarter of fiscal 2006, the Company calculated the expected life of stock options using the "simplified" method as permitted by SEC Staff Accounting Bulletin No. 107. Beginning in the fourth quarter of 2006 and thereafter, the Company estimates the expected life of stock options based upon historical exercises and post-vesting termination behavior. The Company estimates expected volatility using daily historical trading data of the Company's common stock, primarily because this method is recognized as a valid method used to predict future volatility and management has not identified a more appropriate method. The risk-free interest rates are determined by reference to Treasury note constant

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

maturities published by the Federal Reserve that approximate the expected option term. The Company has never paid dividends and currently has no plans to do so.

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures were estimated using actual historical forfeiture experience.

Although the estimated fair values of employee stock options are determined as outlined above, these estimates are based on assumptions regarding a number of highly complex and subjective variables, including the Company's stock price volatility over the expected terms of the awards, estimates of the expected option terms, including actual and expected employee option exercise behaviors, and estimates of pre-vesting forfeitures. Changes in any of these assumptions could materially affect the estimated value of employee stock options and, therefore the valuation methods used may not provide the same measure of fair value observed in a willing buyer/willing seller market transaction.

Summary of Activity

A summary of option activity under the Option Plan as of June 30, 2009 and for the three years then ended is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding balance as of June 30, 2006	7,595,492	$6.63
Grants	1,276,890	$11.18
Exercises	(805,487)	$4.11
Cancellations/expirations	(250,944)	$9.37

Outstanding balance as of June 30, 2007	7,815,951	$7.54
Grants	1,076,900	$8.53
Exercises	(328,781)	$2.42
Cancellations/expirations	(177,487)	$10.37

Outstanding balance as of June 30, 2008	8,386,583	$7.81
Grants	2,081,110	$4.94
Exercises	(196,000)	$1.85
Cancellations/expirations	(1,008,428)	$9.91

Outstanding balance as of June 30, 2009	9,263,265	$7.06

Vested and exercisable as of June 30, 2009	6,119,342	$7.50

The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the year ended June 30, 2009 was $526 thousand.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

The following table summarizes significant ranges for options outstanding and currently exercisable as of June 30, 2009:

	Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contract Term in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.24 - $0.60	393,984	0.6	$0.59	$1,004,643	393,984	$0.59	$1,004,643
$2.44 - $4.08	1,333,989	7.5	$3.15	122,214	478,167	$3.29	23,536
$4.46 - $5.69	226,259	7.4	$5.19	-	95,559	$5.16	-
$5.75 - $7.10	3,152,543	7.2	$6.43	-	1,645,804	$6.51	-
$7.18 - $8.48	1,378,454	5.0	$8.14	-	1,150,642	$8.15	-
$8.60 - $9.84	1,501,436	3.0	$9.05	-	1,495,236	$9.05	-
$10.05 - $11.29	823,600	5.1	$10.76	-	574,150	$10.81	-
$11.35 - $12.82	247,200	7.4	$12.38	-	114,800	$12.43	-
$12.92 - $14.28	205,800	4.2	$13.70	-	171,000	$13.71	-

	9,263,265	5.7	$7.06	$1,126,857	6,119,342	$7.50	$1,028,179

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value for stock options with an exercise price less than the Company's closing stock price of $3.14 as of June 30, 2009, the last trading day of the fiscal year, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of June 30, 2009 was 1,257,791. The total number of in-the-money stock options exercisable e as of June 30, 2009 was 511,666.

Share-Based Compensation Expense

Share-based compensation expense was $5.9 million, $6.2 million, and $4.8 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, substantially all of which was related to the Company's Option Plan and the ESPP.

The Company did not recognize a tax benefit from share-based compensation expense because the Company has concluded that it is not more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will be realized.

As of June 30, 2009, there was approximately $7.7 million of total unrecognized compensation expense (including the impact of expected forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan. That expense is expected to be recognized over a weighted-average period of 2.3 years.

Cash received from stock options exercised and purchases under the ESPP during the years ended June 30, 2009, 2008 and 2007 was $1.7 million, $1.8 million and $4.2 million, respectively.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2009, 2008 and 2007

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize the Company's unaudited quarterly operating results for the fiscal years ended June 30, 2009 and 2008 (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$5,748	$7,689	$6,038	$5,507
Research and development for proprietary drug discovery	$24,509	$23,709	$20,029	$21,313
Total operating expenses	$34,121	$33,252	$30,005	$30,057
Net loss	$(33,685)	$(37,818)	$(29,610)	$(26,702)
Weighted average shares outstanding - basic and diluted	47,573	47,605	48,068	48,119
Net loss per share - basic and diluted	$(0.71)	$(0.79)	$(0.62)	$(0.55)

Fiscal Year Ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,593	$8,418	$7,711	$6,086
Research and development for proprietary drug discovery	$17,619	$20,548	$23,830	$28,350
Total operating expenses	$27,309	$30,618	$33,292	$36,083
Net loss	$(19,054)	$(20,387)	$(24,410)	$(32,437)
Weighted average shares outstanding - basic and diluted	47,109	47,174	47,428	47,529
Net loss per share - basic and diluted	$(0.40)	$(0.43)	$(0.51)	$(0.68)

The Net Loss per Share amounts above may not sum to the annual amounts presented in the Company's accompanying Statements of Operations and Comprehensive Loss due to rounding.

NOTE 15 – SUBSEQUENT EVENTS

As discussed in Note 7 "Long-term Debt" above, on July 31, 2009, the Company drew the $40.0 million loan under the Additional Credit Facility with Deerfield, paid the second transaction fee of $500 thousand to Deerfield and issued to Deerfield warrants to purchase 6,000,000 shares of Common Stock at an exercise price of $4.19 per share in exchange for warrants that were cancelled to purchase 6,000,000 shares of Common Stock issued under the 2008 Credit Facility with Deerfield.

On August 10, 2009, the Company extended the maturity of the Loan and Security Agreement with Comerica Bank 120 days to October 26, 2010. Due to the subjective acceleration clauses the debt will remain classified as current as of June 30, 2009.

EXHIBIT INDEX

Exhibit No.	Footnote Ref.	Description

3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(16)	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.3	(19)	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008
3.4	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
4.2	+	Form of Warrant to purchase shares of the Registrant's common stock issued to Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.***
4.3	+	Registration Rights Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
10.1	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.2	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.3	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.4	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.5	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.6	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.7	(1)	1998 Stock Option Plan effective July 1, 1998, as amended*
10.8	(7)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*
10.9	(15)	Form of Incentive Stock Option Agreement, as amended*
10.10	(15)	Form of Nonqualified Stock Option Agreement, as amended*
10.11	(7)	Array BioPharma Inc. Amended and Restated Employee Stock Purchase Plan*
10.14	(13)	Employment Agreement by and between Registrant and Robert E. Conway dated March 1, 2006*
10.15	(6)	Form of Employment Agreement dated September 1, 2002 by and between Registrant and each of David L. Snitman, Kevin Koch and R. Michael Carruthers.*
10.16	(5)	Employment Agreement effective as of March 2002 between Registrant and John Moore*
10.17	(12)	Description of performance bonus program*
10.18	(9)	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. dated December 20, 2004*
10.19	(11)	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*

10.20	(2)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.21	(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended
10.22	(4)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001
10.23	(3)	Lead Generation Collaboration Agreement by and between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001
10.24	(8)	Collaboration and License Agreement by and between Registrant and AstraZeneca AB, dated December 18, 2003**
10.25	(8)	Collaboration and License Agreement by and between Registrant and Genentech, Inc., dated December 22, 2003**
10.26	(11)	Amendment No. 2, dated October 1, 2005, to the Collaboration and License Agreement by and between Registrant and Genentech, Inc.**
10.27	(10)	Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002 along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005
10.28	(15)	Amendment No. 6 dated February 3, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002
10.29	(15)	Amendment No. 7 dated June 28, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002
10.30	(14)	Exercise of Option to Extend Funding of Research FTEs dated August 31, 2006 to the Drug Discovery Collaboration Agreement by and between Registrant and InterMune, Inc., dated September 13, 2002
10.31	(11)	Drug Discovery Agreement by and between Registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005.
10.32	(18)	Drug Discovery and Development Agreement by and between Registrant and Celgene Corporation dated September 21, 2007**
10.33	+	First Amendment to Drug Discovery and Development Agreement by and between Registrant and Celgene Corporation dated June 17, 2009***
10.34	(10)	Loan and Security agreement by and between Registrant and Comerica Bank dated June 28, 2005
10.35	(11)	First Amendment to Loan and Security agreement by and between Registrant and Comerica Bank dated December 19, 2005.
10.36	(14)	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank dated July 7, 2006
10.37	(17)	Facility Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.**
10.38	+	Facility Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.***
10.39	(17)	Security Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
10.40	+	Letter Agreement dated May 15, 2009 amending Security Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
10.41	(14)	Facilities Lease and Assignment dated July 7, 2006 between the Registrant and BioMed Realty L.P.
10.42	(14)	Facilities Lease and Assignment dated August 9, 2006 between the Registrant and BioMed Realty L.P.

23.1	+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	+	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	+	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference to the Registrant's registration statement on Form S-1 (File No. 333-45922)

(2)
Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001(File No. 000-31979)

(3)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-16633)

(4)
Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 000-16633)

(5)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-16633)

(6)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 000-16633)

(7)
Incorporated herein by reference to the Registrant's definitive proxy statement on Schedule 14A with respect to the annual meeting of stockholders held on October 30, 2008

(8)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (File No. 000-16633)

(9)
Incorporated herein by reference to the Current Report on Form 8-K as of December 20, 2004 (File No. 000-16633)

(10)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (File No. 000-16633)

(11)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (File No. 000-16633)

(12)
Incorporated herein by reference to the Current Report on Form 8-K as of June 11, 2009 (File No. 001-16633)

(13)
Incorporated herein by reference to the Current Report on Form 8-K as of March 1, 2006 (File No. 000-16633

(14)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 000-16633)

(15)
Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File No. 000-16633)

(16)
Incorporated herein by reference to the Current Report on Form 8-K as of November 1, 2007 (File No. 000-16633)

(17)
Incorporated herein by reference to the Current Report on Form 8-K as of May 5, 2008 (File No. 000-16633)

(18)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 000-16633)

(19)
Incorporated herein by reference to the Current Report on Form 8-K as of October 30, 2008 (File No. 000-16633)

+
Filed herewith.

*
Management contract or compensatory plan.

**
Confidential treatment of redacted portions of this exhibit has been granted.

***
Confidential treatment of redacted portions of this exhibit has been applied for.