Form 10-Q
period 2009-09-30
ARRAY BIOPHARMA INC
filed 2009-11-02
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer (do not check if smaller reporting company	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of October 29, 2009, the registrant had 49,309,333 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30,	June 30,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$54,701	$33,202
Marketable securities	3,775	7,296
Prepaid expenses and other current assets	4,220	4,419
Total current assets	62,696	44,917

Long-term assets
Marketable securities	18,798	16,990
Property and equipment, net	25,083	26,498
Other long-term assets	3,535	6,650
Total long-term assets	47,416	50,138
Total assets	$110,112	$95,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$6,993	$8,421
Accrued outsourcing costs	5,423	4,759
Accrued compensation and benefits	8,747	7,848
Deferred rent	3,070	3,034
Deferred revenue	11,511	11,233
Current portion of long-term debt	-	15,000
Total current liabilities	35,744	50,295

Long-term liabilities
Deferred rent	20,689	21,481
Deferred revenue	26,506	28,340
Long-term debt, net	108,161	68,170
Derivative liabilities	938	-
Other long-term liability	599	470
Total long-term liabilities	156,893	118,461
Total liabilities	192,637	168,756

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,195,766 and 48,125,776 shares issued and outstanding, as of September 30, 2009 and June 30, 2008, respectively	48	48
Additional paid-in capital	314,002	312,349
Warrants	36,296	23,869
Accumulated other comprehesive income	5,132	3,234
Accumulated deficit	(438,003)	(413,201)
Total stockholders’ deficit	(82,525)	(73,701)
Total liabilities and stockholders’ deficit	$110,112	$95,055

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008

Revenue
Collaboration revenue	$5,044	$4,238
License and milestone revenue	2,846	1,510
Total revenue	7,890	5,748

Operating expenses
Cost of revenue	5,923	5,120
Research and development for proprietary drug discovery	19,201	24,509
General and administrative	4,213	4,492
Total operating expenses	29,337	34,121

Loss from operations	(21,447)	(28,373)

Other income (expense)
Impairment of marketable securities	(217)	(3,910)
Interest income	304	878
Interest expense	(3,442)	(2,280)
Total other income (expense)	(3,355)	(5,312)

Net loss	$(24,802)	$(33,685)

Change in unrealized gains and losses on marketable securities	1,898	1,957

Comprehensive loss	$(22,904)	$(31,728)

Weighted average shares outstanding - basic and diluted	48,137	47,573

Net loss per share - basic and diluted	$(0.52)	$(0.71)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(Amounts in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of June 30, 2009	-	$-	48,125	$48	$312,349	$23,869	$3,234	$(413,201)	$(73,701)

Issuance of common stock under stock option and employee stock purchase plans	-	-	10	-	3	-	-	-	3
Issuance of common stock for cash, net of offering costs	-	-	60	-	128	-	-	-	128
Share-based compensation expense	-	-	-	-	1,522	-	-	-	1,522
Issuance of common stock warrants	-	-	-	-	-	12,427	-	-	12,427
Change in unrealized gains on marketable securities	-	-	-	-	-	-	1,898	-	1,898
Net loss	-	-	-	-	-	-	-	(24,802)	(24,802)

Balance as of September 30, 2009	-	$-	48,195	$48	$314,002	$36,296	$5,132	$(438,003)	$(82,525)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(24,802)	$(33,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,683	1,619
Non-cash interest expense for the Deerfield Credit Facility	1,762	1,708
Share-based compensation expense	1,522	1,500
Impairment of marketable securities	217	3,910
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	907	662
Accounts payable and other accrued expenses	(1,428)	(411)
Accrued outsourcing costs	664	(2,684)
Accrued compensation and benefits	899	1,563
Deferred rent	(756)	(609)
Deferred revenue	(1,556)	4,540
Net cash used in operating activities	(20,888)	(21,887)

Cash flows from investing activities
Purchases of property and equiment	(265)	(1,020)
Purchases of marketable securities	-	(10,522)
Proceeds from sales and maturities of marketable securities	3,521	15,000
Net cash provided by investing activities	3,256	3,458

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	3	247
Proceeds from the issuance of common stock for cash	128	-
Proceeds from the issuance of long-term debt and warrants	40,000	-
Payment of transaction fee	(1,000)	-
Net cash provided by financing activities	39,131	247

Net increase (decrease) in cash and cash equivalents	21,499	(18,182)
Cash and cash equivalents as of beginning of period	33,202	56,448
Cash and cash equivalents as of end of period	$54,701	$38,266

Supplemental disclosure of cash flow information
Cash paid for interest	$1,208	$525

Supplemental disclosure of non-cash information
Property and equipment acquisitions included in accounts payable	$-	$454

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

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

Basis of Presentation

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2009, its results of operations for the three months ended September 30, 2009 and 2008, respectively, and its cash flows of the Company for the three months ended September 30, 2009 and 2008, respectively. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 18, 2009.

Additionally, the Company has evaluated subsequent events occurring through the filing date of this Quarterly Report on Form 10-Q and has determined there were no subsequent events to record or disclose in this report other than that discussed in Note 9 “Subsequent Event.”  Certain fiscal 2009 amounts have been reclassified to conform to the current year presentation. Specifically, Accounts Payable and Other Accrued Expenses were aggregated into one line item, Accounts Payable and Other Accrued Expenses, in the accompanying Condensed Balance Sheets.

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

The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the fair value of the Company’s auction rate securities (“ARS”); (ii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iii) estimating the fair value of the Company’s long-term debt that has associated warrants and embedded derivatives, which require separate valuation.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Liquidity

The Company has incurred operating losses and has an accumulated deficit primarily as a result of ongoing research and development spending. As of September 30, 2009, the Company had an accumulated deficit of $438.0 million. The Company had net losses of $24.8 million and $33.7 million for the three months ended September 30, 2009 and 2008, respectively.  The Company had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The Company has historically funded its operations through revenue from its collaborations, the issuance of equity securities and through debt provided by its credit facilities. Until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities that were generated primarily from these sources.

The Company currently uses approximately $21 million per quarter to fund its operations.  The Company believes that its existing cash, cash equivalents and marketable securities, excluding the value of the ARS it holds, will enable it to continue to fund its operations at this level for the next 12 months assuming the Company obtains additional sources of funding as anticipated and/or reduces its current level of spending.  Additional sources of funding may include up-front fees or research funding through new out-licensing transactions, sales of equity securities and/or issuances of additional debt. The Company is currently in active licensing discussions with a number of potential partners on select programs. The Company’s current plan contemplates the receipt of significant upfront payments from new collaboration or licensing deals in the next 12 months.  The Company also plans to satisfy its interest payment obligations under the credit facilities with Deerfield either through the issuance of shares of common stock to Deerfield in accordance with the facility agreements with Deerfield or with the proceeds from sales of its common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 8 “Equity Distribution Agreement.”

If the Company is unable to obtain additional funding from these or other sources to the extent, or when needed, it will be necessary to significantly reduce its current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs. Insufficient funds may also require the Company to relinquish greater, or all, rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose in order to obtain funding for further development and/or up-front license fees needed to fund its operations.

If the Company is unable to continue to fund its ongoing operations from such sources, its ability to continue as a going concern will be in substantial doubt. Moreover, if sufficient funds from up-front fees under new collaboration agreements are not received within approximately the next nine months, the Company will not be in compliance with certain covenants under its credit facilities with Deerfield and its loan with Comerica Bank, which require the Company to maintain certain levels of cash, cash equivalents and marketable securities, as described in Note 5 “Long-Term Debt.” In this event, Deerfield and Comerica would have the right to accelerate the Company’s payment obligations to them, which it could not repay.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Fair Value Measurements

The Company’s financial instruments are recognized and measured at fair value in the Company’s financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt, and warrants. The Company uses different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received to sell the financial instruments in an orderly transaction between market participants at the measurement date. The Company uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•	Level I:	Quoted prices in active markets for identical assets and liabilities.
•	Level II:	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level III:	Unobservable inputs.

The Company discloses assets and liabilities measured at fair value based on their level in the hierarchy. In determining fair value for assets or liabilities for which there are no quoted prices in active markets, including ARS, warrants issued by the Company and the embedded derivatives associated with the Company’s long-term debt, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates disclosed by the Company may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value.

The Company periodically reviews the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the carrying value of the investment is written down to its estimated fair value.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase and may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality.

Marketable Securities

The Company has designated its marketable securities as of September 30, 2009 and June 30, 2009 as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. The Company reviews all available-for-sale securities each period to determine if it is more likely than not that they will remain available-for-sale based on the Company’s intent and ability to sell the

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

security if it is required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses are reported in Interest Income and Interest Expense, respectively, in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.

Under the fair value hierarchy, the Company’s ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS beginning with the first quarter of fiscal 2009 and continuing through the current fiscal quarter. While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized. Certain costs to internally develop software are also capitalized.  Maintenance and repairs are expensed as incurred.

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

Equity Investment

The Company may enter into collaboration and licensing agreements in which it receives an equity interest in consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest at cost as Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near term prospects of the issuer.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, conditions or events that may affect such estimates.

Deferred Revenue

The Company records amounts received under its collaboration agreements, but not earned, as Deferred Revenue, which are then classified as current or long-term based on their expected recognition as revenue in the accompanying Condensed Balance Sheets.

Long-term Debt and Embedded Derivatives

The terms of the Company’s long-term debt are discussed in detail in Note 5 “Long-term Debt.” The accounting for these arrangements is complex and is based upon significant estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt.  The Company also reviews each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), other embedded derivatives, such as warrants and other rights of the debt holder. The initial fair value of the embedded derivatives recorded is reported as Derivative Liabilities and as Debt Discount in the Company’s Condensed Balance Sheets. Any debt discount is amortized over the term of the underlying debt arrangement using the effective interest method and recorded as Interest Expense in the Condensed Statements of Operations and Comprehensive Loss.

The Company currently has two embedded derivatives related to its long-term debt with Deerfield.  The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature.  The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate the repayment of the debt in the event of certain changes in control of the Company.  Collectively, they are referred to as the “Embedded Derivatives.”  Under the fair value hierarchy, the Company’s Embedded Derivatives are measured using Level 3, or unobservable, inputs as there is no active market for them. The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the credit facilities. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur.  With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included, and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded.  Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company engaged a third-party valuation firm to perform the valuation as of July 31, 2009 and September 30, 2009.  The estimated fair value of the Embedded Derivatives was determined based on Management’s judgment and assumptions. It is reasonably possible that the use of different assumptions could result in significantly different estimated fair values.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

The fair value of the Embedded Derivatives is initially recorded as Derivative Liabilities and as Debt Discount in the Company’s accompanying Condensed Balance Sheets. Any change in the value of the Embedded Derivatives will be adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.  The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants issued by the Company in connection with its long-term debt arrangements are reviewed to determine if they should be classified as liabilities or as equity.  All outstanding warrants issued by the Company have been classified as equity.  The Company values the warrants at issuance based on a Black-Scholes option pricing model and then allocates a portion of the proceeds under the debt to the warrants based upon their relative fair values.

Any transaction fees elating to the Company’s long-term debt arrangements are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities, and, using enacted tax rates in effect for the year, reflect the expected effect these differences would have on taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence, the expected reversal of temporary differences, and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Operating Leases

The Company has negotiated certain landlord/tenant incentives, and rent holidays and escalations in the base price of rent payments under its operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the "build-out" period of leases, where no rent payments are typically due under the terms of the lease, and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. The Company has also entered into two sale-lease back transactions for its facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon when reversal of the liability is expected to occur.

Share-Based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements which requires that compensation expense be recognized based on the grant date fair value of the arrangement. Share-based compensation arrangements include stock options granted under the

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Company's Amended and Restated Stock Option and Incentive Plan (the "Option Plan") and purchases of common stock by its employees at a discount to the market price under the Company's Employee Stock Purchase Plan (the "ESPP").

The estimated fair value of stock options is based on the Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Revenue Recognition

Most of the Company's revenue is in the form of research funding, up-front or license fees and milestone payments derived from designing, creating, optimizing, evaluating and developing drug candidates for the Company's collaborators. The Company's agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of the Company's revenue comes from fixed fee agreements or from sales of compounds on a per-compound basis. The Company reports revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates the Company out-licenses, as Collaboration Revenue. License and Milestone Revenue is combined and consists of the current period’s recognized up-front fees and ongoing milestone payments from collaborators.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which establishes four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

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

Similarly to advance payments, for agreements that provide for milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research term.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

The Company periodically reviews the expected performance periods under each of its agreements that provide for non-refundable up-front payments and license fees and milestone payments. To date, there has not been a significant change in an estimate or assumption of the expected period of performance that has had a material effect on the timing or amount of revenue recognized. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs.

Cost of Revenue and Research and Development for Proprietary Drug Discovery Expenses

The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development for Proprietary Drug Discovery based upon the respective time spent on each by its scientists on development conducted for its collaborators and for its internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators. Research and Development for Proprietary Drug Discovery Expenses consist of direct and indirect costs related to specific proprietary programs and related to programs under collaboration agreements which the Company has concluded it is likely to retain the rights to. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.

Where the Company's collaboration agreements provide for it to conduct development of drug candidates, and for which the Company's partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that the Company concludes is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, the Company will adjust the allocation accordingly.

For example, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, the Company has reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Drug Discovery. See Note 4, “Deferred Revenue,” for further information about the Company’s collaboration with Celgene.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted averaged number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, warrants or stock issued in payment of long-term debt. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive. As a result of the Company's net losses through the date of these Condensed Financial Statements, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Comprehensive Income (Loss)

The Company's comprehensive income (loss) consists of the Company’s net loss and unrealized gains and losses on investments in available-for-sale marketable securities. The Company had no other sources of comprehensive income (loss) for the fiscal periods presented.

Recent Accounting Pronouncements

Collaborative Arrangements - In the first quarter of fiscal 2010, new guidance relating to the accounting practices and disclosures for collaborative arrangements became effective.  A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company's collaboration agreements are determined to be collaborative arrangements, additional disclosures would be required beginning with this Quarterly Report on Form 10-Q.  The Company determined that while certain agreements are collaborative arrangements, none of the current activities being performed under those arrangements would require a change to the accounting practices or disclosures made by the Company in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Convertible Debt - In the first quarter of fiscal 2010, guidance relating to the accounting for “convertible debt” became effective. The Company determined that none of its credit facilities are considered “convertible debt” as defined under this accounting guidance and therefore this pronouncement had no impact on its financial statements and disclosures.

Fair Value Measurements - In August 2009, new literature was issued giving companies additional guidance relating to the fair value measurements and disclosures of liabilities.  The guidance was effective for the Company for the first quarter of fiscal 2010 and was adopted at that time.  The effect of the guidance is reflected in the accompanying Condensed Financial Statements.

Revenue Recognition for Multiple Deliverable Arrangements - In October 2009, new guidance was issued related to multiple-deliverable revenue arrangements that are effective for the Company prospectively for revenue arrangements entered into or materially modified subsequent to July 1, 2010.  The objective of this change is to address the accounting for multiple-deliverable arrangements to enable companies to account more easily for products or services (deliverables) separately rather than as a combined unit.  The Company is currently evaluating the impact of this guidance on its financial statements.

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of the Company’s equipment, leasehold improvements and other fixed assets is within the U.S.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Geographic Information

All of the Company’s collaboration agreements are denominated in U.S. dollars.  The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for the compounds (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008

North America	$ 7,853	$ 5,705
Europe	23	38
Asia Pacific	14	5
	$ 7,890	$ 5,748

Significant Collaborators

The following collaborators contributed greater than 10% of total revenue for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008

Genentech, Inc.	64.1%	68.4%
Celgene Corporation	20.8%	24.9%
InterMune, Inc.	12.7%	0.0%
	97.6%	93.3%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral to secure the payment obligations of its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, most collaborators pay in advance and management does not believe significant credit risk exists as of September 30, 2009.

NOTE 3 - MARKETABLE SECURITIES

The Company’s investments in marketable securities include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and ARS. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company’s investments in marketable securities were all classified as available-for-sale as of September 30, 2009 and June 30, 2009.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Marketable securities consisted of the following as of September 30, 2009 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$ 3,510	$ -	$ -	$ 3,510
Mutual fund securities	265	-	-	265
Sub-total	3,775	-	-	3,775

Long-term available-for-sale securities:
Auction rate securities	13,067	5,132	-	18,199
Mutual fund securities	599	-	-	599
Sub-total	13,666	5,132	-	18,798

Total	$ 17,441	$ 5,132	$ -	$ 22,573

Marketable securities consisted of the following as of June 30, 2009 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	7,059	-	-	7,059
Mutual fund securities	237	-	-	237
Sub-total	7,296	-	-	7,296

Long-term available-for-sale securities:
Auction rate securities	13,284	3,234	-	16,518
Mutual fund securities	472	-	-	472
Sub-total	13,756	3,234	-	16,990

Total	$ 21,052	$ 3,234	$ -	$ 24,286

The fair value measurement categories of these marketable securities as of September 30, 2009 and June 30, 2009 were as follows (dollars in thousands):

	September 30,	June 30,
	2009	2009

Quoted prices in active markets for identical assets (Level 1)	$ 4,374	$ 7,768
Significant unobservable inputs (Level 3)	18,199	16,518
	$ 22,573	$ 24,286

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2009 is as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$ 3,775	$ 3,775
Due in one year to three years	599	599
Due after 10 years or more	13,067	18,199
	$ 17,441	$ 22,573

Auction Rate Securities

During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $18.2 million, were unsuccessful.  During the first quarter of fiscal 2009, auctions for the ARS that the Company holds were suspended.  The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points, which has continued through the current fiscal quarter. While the Company now earns a higher contractual interest rate on these investments, the investments are not currently liquid and may not be liquid at a time when the Company needs to access these funds. In the event the Company needs to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, the Company may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current fair value.

Under the fair value hierarchy, the Company’s ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities.  The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS beginning with the first quarter of fiscal 2009 and continuing through the current fiscal quarter.

While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional changes to the ARS values, either increasing or decreasing their value.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Based on its fair value analysis and fair value estimates as of each quarter end, the Company recorded adjustments to the fair value of its ARS that are summarized below (dollars in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Unrealized gains	$ 1,898	$ -

Losses attributable to the change in unrealized losses	$ -	$ (1,939)
Additional current period losses	(217)	(1,971)
	$ (217)	$ (3,910)

The Company has recorded cumulative net fair value adjustments to the ARS of $(14.7) million as of September 30, 2009.

A rollforward of adjustments to the fair value of the ARS for the three months ended September 30, 2009 and 2008 follows (dollars in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Balance as of prior year end	$ 16,518	$ 29,089
Add: Current period gains included in equity	1,898	-
Less: Current period losses included in earnings	(217)	(1,971)
Balance as of current quarter end	$ 18,199	$ 27,118

NOTE 4 – DEFERRED REVENUE

In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40.0 million to the Company to provide research funding for activities conducted by the Company under the agreement. The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene's option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200.0 million, if certain discovery, development and regulatory milestones are achieved and an additional $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales. The Company retains all rights to the other programs. In June 2009, the parties amended the Celgene agreement to substitute a new discovery target in place of an existing target, and Celgene paid the Company $4.5 million in

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

consideration for the amendment. No other provisions of the agreement with Celgene were modified by the amendment.

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

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	September 30,	June 30,
	2009	2009

Credit facility	$ 126,762	$ 86,286
Term loan	10,000	10,000
Equipment line of credit	5,000	5,000
Long-term debt, gross	141,762	101,286
Less: Unamortized discount on credit facility	(33,601)	(18,116)
Long-term debt, net	108,161	83,170
Less: Current portion	-	(15,000)
Long-term debt	$ 108,161	$ 68,170

Deerfield Credit Facilities

The Company has entered into two credit facilities (the "Credit Facilities") with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively "Deerfield"), health care investment funds. Under a Facility Agreement entered into with Deerfield in April 2008, the Company borrowed a total of $80.0 million (the "2008 Loan"), which was funded in two $40.0 million payments in June 2008 and December 2008. Certain terms of the 2008 Credit Facility, including the interest rate and payment terms applicable to the 2008 Loan and covenants relating to minimum cash and cash equivalent balances the Company must maintain, were amended in May 2009 when the Company entered into a new Facility Agreement with Deerfield, under which the Company borrowed $40.0 million (the “2009 Loan”), which it drew down on July 31, 2009.

The outstanding principal and interest on the Credit Facilities is due on or before April 2014 and, at the Company's option, may be repaid at any time with shares of the Company's common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The maximum number of shares that the Company can issue to Deerfield under the Credit Facilities is 9,622,220 shares, without obtaining stockholder approval.

The Company made quarterly interest payments under the 2008 Loan during fiscal 2009 and the first quarter of fiscal 2010 that accrued on the total $80.0 million principal balance. Interest accrued at a 2.0% annual rate from the date of the Facility Agreement for the 2008 Loan through the July 31, 2009 disbursement of the 2009 Loan. In addition, compound interest accrued quarterly during this same period

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

at an additional 6.5% annual rate on the total $80.0 million principal loan balance, which was added to the amounts already accrued.

Simple interest began to accrue on the 2009 Loan when it was drawn down on July 31, 2009 at the rate of 7.5% per annum. This rate will continue to apply as long as the Company's total Cash and Cash Equivalents and Marketable Securities on the first business day of each month during which such principal amounts remain outstanding is at least $60.0 million. If the Company's total Cash and Cash Equivalents and Marketable Securities in any month are less than $60.0 million, the interest rate is adjusted to a rate between 8.5% per annum and 14.5% per annum for every $10.0 million by which it is less than $60.0 million as follows:

Total Cash, Cash Equivalents and Marketable Securities	Applied Interest Rate

$60,000,000 or greater	7.50%
Between $50,000,000 and $59,999,999	8.50%
Between $40,000,000 and $49,999,999	9.50%
Between $30,000,000 and $39,999,999	12.00%
Between $0 and $29,999,999	14.50%

The 2009 Credit Facility amended the interest rate provisions of the 2008 Credit Facility.  Effective as of July 31, 2009, interest began accruing on the $80.0 million principal amount of the 2008 Loan, exclusive of interest that had been added to the principal amount, at the rates applicable to the 2009 Loan described above, and no additional compound interest will apply. In addition, as of the July 31, 2009 disbursement date of the 2009 Loan, interest became payable monthly on both Credit Facilities.

The variable interest rate structure under the Credit Facilities is considered an embedded derivative.    Deerfield also has limited rights to accelerate the loan upon certain changes of control of the Company or an event of default. This change of control provision is considered a significant transaction contingent put option and is also an embedded derivative.   These derivatives must be valued and reported separately in the Company’s financial statements, and are collectively referred to as the “Embedded Derivatives.”

Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level 3, or unobservable, inputs.  In order to estimate the fair value of the variable interest rate feature as of July 31, 2009, the Company projected its cash balances over the term of the agreement, including forecasts of up-front revenue from new collaboration arrangements, milestone payments, other revenue, funds to be provided from issuances of debt and/or equity, costs and expenses and other items. Such forecasts are inherently subjective and will likely not reflect actual results. Based on such projections, the Company estimated the effective interest rate based on projected cash balances from the draw date to the end of the term of the Credit Facilities to be 7.55% as of July 31, 2009. The Company also made assumptions as to interest rate behaviors and the impact of repaying the debt at maturity in cash and/or stock.

In order to estimate the fair value of the put right, the Company estimated the probability of a change in control that would trigger Deerfield’s acceleration rights as specified in the loan provisions.  The Company’s evaluation of this probability was based on its expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the credit facility and other factors - all of which are inherently uncertain and difficult to predict.  The Company estimated the probability of the change in control put being exercised to be 5% at July 31, 2009.  The Company also made assumptions as to interest rate behaviors and the impact of repaying the debt at maturity in cash and/or stock.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Based on these assumptions, the Embedded Derivatives were initially valued as of July 31, 2009 at $1.1 million and recorded as Derivative Liabilities and as Debt Discount in the accompanying Condensed Balance Sheets.

As of September 30, 2009, the Company re-valued the effective interest rate and the  change in control put.  The assumptions used at July 31, 2009, described above, did not change at September 30, 2009, and the estimated fair value of the Embedded Derivatives was determined to be $938 thousand as of September 30, 2009.  This is a change in value of  $125 thousand from July 31, 2009 and was recorded as Interest Expense in the accompanying Statements of Operations and Comprehensive Loss for the three months ended September 30, 2009.

Management will re-assess these assumptions at each reporting date, and it is reasonably possible that future changes to these assumptions could materially change the estimated fair value of the Embedded Derivatives.

The Company estimated that the fair value of the Deerfield debt was $86.6 million and $48.7 million at September 30, 2009 and June 30, 2009, respectively. The primary reason for the difference in fair value is that the Company had drawn only $80.0 million of the total $120.0 million under the Credit Facilities as of June 30, 2009.

The Company paid Deerfield transaction fees totaling $2.0 million when the Company drew the funds under the 2008 Loan, and $500 thousand on July 10, 2009 and $500 thousand when the funds were drawn on July 31, 2009 under the 2009 Credit Facility. The transaction fees are included in Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company is amortizing these transaction fees to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss over the respective terms of each of the Credit Facilities. Other direct issuance costs in connection with the transactions were expensed as incurred and were not significant.

The Credit Facilities are secured by a second priority security interest in the Company's assets, including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets. This security interest and the Company's obligations under the Credit Facilities are subordinate to the Company's obligations to Comerica Bank, and to Comerica's security interest, under the Loan and Security Agreement between the Company and Comerica Bank dated June 28, 2005, as amended, discussed below.

The Facility Agreements for both Credit Facilities contain representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreements restrict the Company's ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreements also contain events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company's total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter fall below $20.0 million (which was reduced from $40.0 million when the Company entered into the 2009 Credit Facility), all amounts outstanding under the Credit Facilities become immediately due and payable. The Company is also required, subject to certain exceptions and conditions, to make payments of principal equal to 15.0% of certain amounts it receives under collaboration, licensing, partnering, joint venture and other similar arrangements entered into after January 1, 2011.

Warrants Issued to Deerfield

In consideration for providing the 2008 Credit Facility, the Company issued warrants to Deerfield to purchase 6,000,000 shares of common stock at a price of $7.54 per share (the “Prior Warrants”). In May

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

2009, these warrants were exchanged for new warrants (“Exchange Warrants”) to purchase 6,000,000 shares of common stock at an exercise price of $3.65 per share in connection with the execution of the Facility Agreement for the 2009 Loan, as described below.

Pursuant to the terms of the Facility Agreement for the 2009 Loan, the Company issued Deerfield warrants to purchase an aggregate of 6,000,000 shares of the Company's Common Stock (the "New Warrants" and collectively with the Exchange Warrants, the “Warrants”) when the funds were disbursed on July 31, 2009.

The Exchange Warrants contain substantially the same terms as the Prior Warrants, except that the Exchange Warrants are not exercisable until six months from the July 31, 2009 disbursement date and have a per share exercise price equal to $3.65, which was reduced from the $7.54 exercise price of the Prior Warrants. The New Warrants have a per share exercise price equal to $4.19. The Warrants are exercisable commencing six months after the July 31, 2009 issuance date and expire on April 29, 2014. All other provisions of the Exchange Warrants and the New Warrants are identical.

The Company allocated the $80.0 million proceeds under the 2008 Loan between the debt and the Prior Warrants based upon their estimated relative fair values.  The Company valued the Prior Warrants using the Black-Scholes option pricing model using the following assumptions:

•                  Risk-free interest rate of 3.3%;

•                  Volatility of 63.9%;

•                  Expected life of six years; and

•                  Dividend yield of zero.

The Company allocated $20.6 million in value to equity and recorded it as Debt Discount in the accompanying Condensed Balance Sheets.  Because the 2008 Loan was drawn down in two separate tranches, the Company is amortizing half of the Prior Warrant value from the first draw date and the remaining half from the second draw date, in both cases to the end of the credit facility term, to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The Company allocated the $40.0 million proceeds under the 2009 Loan between the debt and the New Warrants based upon their estimated relative fair values.  The Company valued the New Warrants using the Black-Scholes option pricing model using the following assumptions:

•                  Risk-free interest rate of 2.46%;

•                  Volatility of 63.59%;

•                  Expected life of five years; and

•                  Dividend yield of zero.

The Company allocated $12.4 million in value to equity and recorded it as Debt Discount.  The Company is amortizing the discount from the July 31, 2009 draw date to the end of the credit facility term to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The Company calculated the incremental value of the Exchange Warrants as the difference between the value of the Exchange Warrants  at the new exercise price ($3.65) and the value of the Prior Warrants at the prior price ($7.54). The Black-Scholes option pricing models used to calculate these values used the following assumptions:

•                  Risk-free interest rate of 1.86%;

•                  Volatility of 61.94%;

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

•                  Expected life of five years; and

•                  Dividend yield of zero.

Prior to disbursement of the 2009 Loan, the Company recorded the incremental value of the Exchange Warrants of $3.3 million as of June 30, 2009 in Other Long-Term Assets and Warrants in the accompanying Condensed Balance Sheets.  Following disbursement of the 2009 Loan on July 31, 2009, the Company reclassified, the balance in Other Long-Term Assets to Debt Discount and began amortizing the discount to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss from July 31, 2009 to the end of the term of the Credit Facilities.

A reconciliation of the total interest expense recognized by the Company for the Deerfield Credit Facilities for the three months ended September 30, 2009 and 2008 follows (dollars in thousands).

	Three Months Ended September 30,
	2009	2008

2.0% simple interest	$ 124	$ 403
6.5% compounding interest	476	1,325
7.5% simple interest	1,500	-
Amortization of the transaction fees	125	43
Amortization of the debt discounts	1,285	384
Change in value of the Embedded Derivatives	(125)	-
Total interest expense on the Deerfield Credit Facility	$ 3,385	$ 2,155

Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement ("Loan and Security Agreement") with Comerica Bank dated June 28, 2005, which was amended on December 19, 2005, July 7, 2006, June 12, 2008, March 11, 2009 and September 30, 2009. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a first priority security interest in the Company's assets, other than its intellectual property.

The full $10.0 million term loan was advanced to the Company on June 30, 2005.   The Company received the total $5.0 million of equipment advances by June 30, 2007.

Total available revolving lines of credit of $6.8 million have been issued to support outstanding standby letters of credit in relation to the Company's facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016, respectively.

The outstanding balances under the term loan, the equipment advances and the revolving line of credit bear interest on a monthly basis at the following interest rates elected by the Company from time to time:

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

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Should the Company maintain less than $10.0 million at Comerica Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than shown above. Interest is payable monthly on the outstanding borrowings.

As of September 30, 2009, both the term loan and the equipment advances had an interest rate of 1.5% per annum.  The Company recognized $58 thousand and $125 thousand of interest for the three months ended September 30, 2009 and 2008, respectively, which is recorded in Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

On September 30, 2009, the modified the term and the interest rate structure of the Loan and Security Agreement.  The maturity date was extended 120 days from June 28, 2010 to October 26, 2010.  Effective October 1, 2009, the outstanding balances under the term loan and the equipment advances will bear interest on a monthly basis at a rate equal to 2.75% above the Prime Rate, as quoted by Comerica Bank, but not less than the sum of Comerica Bank’s daily adjusting LIBOR rate plus 2.5% per annum.

The following table outlines the level of Cash, Cash Equivalents and Marketable Securities, including those invested at Comerica Bank that the Company must maintain per the Loan and Security Agreement.

Total Cash, Cash Equivalents and Marketable Securities	Cash on Hand at Comerica

$ 40,000,000 +	$ -
$ 30,000,000 - $ 39,999,999	$ 2,000,000
$ 27,500,000 - $ 29,999,999	$ 13,000,000
Less than $ 27,500,000	$ 24,000,000

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

The estimated fair value of the Loan and Security Agreement was $15.0 million and $14.3 million as of September 30, 2009 and June 30, 2009, respectively.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

Commitment Schedule

A summary of the Company's contractual commitments as of September 30, 2009 under the Credit Facilities and the Loan and Security Agreement discussed above are as follows (dollars in thousands):

For the twelve months ended September 30,
2010	$ -
2011	15,000
2012	-
2013	-
2014	126,762
$ 141,762

NOTE 6 – NET LOSS PER SHARE

As a result of the Company’s net losses for the three month periods ended September 30, 2009 and 2008 all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted loss per share. As of September 30, 2009 and 2008, the number of potentially dilutive common stock equivalents excluded from the diluted loss per share calculations was 421,984 shares and 4,822,375 shares, respectively.

NOTE 7 – SHARE BASED COMPENSATION EXPENSE

The Company adopted the modified prospective method for expensing share-based compensation as of July 1, 2005, which requires that all share-based payments to employees be recognized in the Condensed Statements of Operations and Comprehensive Loss at the fair value of the award on the grant date.  Under this method, the Company recognizes compensation expense equal to the grant date fair value for all share-based payments (i) granted prior to, but not yet vested, as of July 1, 2005 and (ii) granted on or after July 1, 2005.  Shared-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP.  The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 13 “Employee Compensation Plans” to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2009 for more information about the assumptions used by the Company under this valuation methodology.   During the three months ended September 30, 2009, the Company made no material changes to these assumptions.

During the three months ended September 30, 2009 and 2008, the Company issued new stock options to purchase a total of three thousand shares and 1.2 million shares of common stock, respectively.  The Company recognized compensation expense related to stock options of $1.3 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was $6.6 million of total unrecognized compensation expense, including the impact of expected forfeitures, related to unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.2 years.

The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount.  During the three months ended September 30, 2009 and 2008, the Company recognized compensation expense related to its ESPP of $184 thousand and $150 thousand, respectively.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended September 30, 2009

(Unaudited)

NOTE 8 – EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which the Company agreed to sell from time to time, up to an aggregate of $25.0 million in shares of its $.001 par value common stock, through the Agent that have been registered on a registration statement on Form S-3 (File No. 333-15801). Sales of the shares made pursuant to the Equity Distribution Agreement, if any, will be made on the NASDAQ Stock Market by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Equity Distribution Agreement, the Company may sell shares of its common stock through the Agent, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price.

During the three months ended September 30, 2009, the Company sold 59,990 shares of common stock at an average price of $2.72 per share, and received gross proceeds of $163 thousand.  The Company paid commissions to the Agent relating to these sales equal to $5 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $30 thousand.

NOTE 9 – SUBSEQUENT EVENT

On October 5, 2009, the Company paid bonuses to approximately 350 eligible employees having an aggregate value of $3.9 million under the fiscal 2009 Performance Bonus Program through the issuance of a total of 1,000,691 shares of its common stock and payment of cash to satisfy related withholding taxes.  The liability for the bonus as of September 30, 2009 and June 30, 2009 is recorded in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this quarterly report, which have been prepared assuming we will continue as a going concern. The terms "we," "us," "our" and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer, inflammatory diseases, pain and metabolic diseases. Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins. In addition, leading pharmaceutical and biotechnology companies partner with us to discover and develop drug candidates across a broad range of therapeutic areas.

The seven most advanced wholly-owned programs in our development pipeline are as follows:

1.             ARRY-403, a glucokinase activator for Type 2 diabetes

2.             ARRY-162, a MEK inhibitor for cancer

3.             ARRY-380, an ErbB-2 inhibitor for breast cancer

4.             ARRY-520, a KSP inhibitor for acute myeloid leukemia, or AML, and multiple myeloma, or MM

5.             ARRY-614, a p38/Tie 2 dual inhibitor for myelodysplastic syndrome, or MDS

6.             ARRY-543, an ErbB family (ErbB-2 / EGFR) inhibitor for solid tumors

7.             ARRY-797, a p38 inhibitor for subacute pain and cancer supportive care indications

In addition to these proprietary development programs, we have six partnered drugs in clinical development:

1.             AZD6244, a MEK inhibitor for cancer, partnered with AstraZeneca, PLC

2.             AZD8330, a MEK inhibitor for cancer, partnered with AstraZeneca, PLC

3.             ITMN-191, an NS3/4 protease inhibitor for Hepatitis C Virus, partnered with InterMune, Inc./Roche Holding AG

4.             IC83, a Chk inhibitor for cancer, partnered with Eli Lilly and Company

5.             VTX-2337, a Toll-like receptor for cancer, partnered with VentiRx Pharmaceuticals, Inc.

6.             VTX-1463, a Toll-like receptor for allergy, partnered with VentiRx Pharmaceuticals, Inc.

We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate one to two Investigational New Drug, or IND, applications in fiscal 2010. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application.

We have built our proprietary pipeline of research and development programs on spending of $366.4 million from our inception through September 30, 2009. We continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In the first quarter of fiscal 2010 and 2009, our spending on research and development for proprietary drug discovery was $19.2 million and $24.5 million, respectively.  In fiscal 2009, we spent $89.6 million in research and development for proprietary drug discovery expenses, as compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively.

Due to ongoing uncertainty in the capital markets as well as general economic conditions that have negatively affected the biopharmaceutical market, we reduced our spending on our proprietary discovery and development programs to focus on advancing our most promising clinical programs through proof-of-concept, which we believe will maximize their value, and, on our most promising discovery candidates. We are also accelerating our efforts to partner select discovery and development programs that will provide funding, development and commercial resources, with the goal of optimizing the value of our drug portfolio. As part of these efforts, we reduced our workforce in January 2009 by approximately 40 employees, or 10%, who were primarily in discovery research and support positions, resulting in a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009.  Our current quarterly cash used in operations is approximately $21 million per quarter. If we do not receive any up-front license payments under new collaborations, we will be required to significantly reduce our costs to conserve our cash resources to fund our operations and to remain in compliance with covenants under our credit facilities with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P., who we collectively refer to as Deerfield, and our loan agreement with Comerica Bank relating to the level of our cash, cash equivalents and marketable securities.

We have received a total of $353.6 million in research funding and in up-front and milestone payments from our collaboration partners through September 30, 2009. Under our existing collaboration agreements, we have the potential to earn over $1.3 billion in additional milestone payments if we or our collaborators achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 16 drug development programs.

Our significant existing collaborators include:

•                  Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us to develop two of our cancer programs – which has been expanded to include three additional programs – all five of which are in preclinical development.

•                  Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.

•                  AstraZeneca, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

•                  InterMune, Inc., which collaborated with us on the discovery of  RG7227 / ITMN-191, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease.  InterMune and its development partner, Roche, have reported that they are currently advancing the drug in a Phase 2b trial evaluating ITMN-191 in combination with standard of care therapies.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2010 refers to the fiscal year ended June 30, 2010 and the first quarter of fiscal 2010 refers to the three months ended September 30, 2009.

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

The following collaborators contributed greater than 10% of total revenue for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008

Genentech, Inc.	64.1%	68.4%
Celgene Corporation	20.8%	24.9%
InterMune, Inc.	12.7%	0.0%
	97.6%	93.3%

In general, certain of our collaborators may terminate their collaboration agreements with 90 to 180 days' prior notice. Our agreement with Genentech can be terminated with 120 days' notice. Celgene may terminate its agreement with us with six months' notice.

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008

North America	$ 7,853	$ 5,705
Europe	23	38
Asia Pacific	14	5
	$ 7,890	$ 5,748

All of our collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our accompanying Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

Below is a discussion of the policies and estimates that we believe involve a high degree of judgment and complexity.

Fair Value Measurements

Our financial instruments are recognized and measured at fair value in our financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, accrued outsourcing costs, accrued expenses, long-term debt, embedded derivatives associated with the long-term debt, and warrants. We use different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received to sell the financial instruments in an orderly transaction between market participants at the measurement date. We use a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•                  Level I:   Quoted prices in active markets for identical assets and liabilities.

•                  Level II:   Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level III:   Unobservable inputs.

We disclose assets and liabilities measured at fair value based on their level in the hierarchy. In determining fair value for assets or liabilities for which there are no quoted prices in active markets, including ARS, warrants issued by us or embedded derivatives associated with the long-term debt, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates disclosed by us may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value.

We periodically review the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the carrying value of the investment is written down to its estimated fair value.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 "Long-term Debt." The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and review all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt.  We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), other embedded derivatives, such as warrants, and other rights of the debt holder.

We currently have two embedded derivatives related to our long-term debt with Deerfield.  The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature.  The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate repayment of the debt in the event of certain changes in control of our company.  Collectively, they are referred to as the “Embedded Derivatives.”  Under the fair value hierarchy, our Embedded Derivatives are measured using Level 3, or unobservable, inputs as there is no active market for them. The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the credit facilities. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur.  With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included, and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded.  Due to the inherent complexity in valuing the Deerfield Credit Facility and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as of July 31, 2009 and September 30, 2009.  The estimated fair value of the Embedded Derivatives was determined based on Management’s judgment and assumptions. It is reasonably possible that the use of different assumptions could result in significantly different estimated fair values.

The fair value of the Embedded Derivatives is initially recorded as Derivative Liabilities and as Debt Discount in our Condensed Balance Sheets. Any change in the value of the Embedded Derivatives will be adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.  The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants we issue in connection with our long-term debt arrangements are reviewed to determine if they should be classified as liabilities or as equity.  All outstanding warrants issued by us have been classified as equity.  We value the warrants at issuance based on a Black-Scholes option pricing model and then allocate a portion of the proceeds under the debt to the warrants based upon their relative fair values.

Any transaction fees paid in connection with our long-term debt arrangements are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Marketable Securities

We have designated our marketable securities as of September 30, 2009 and June 30, 2009 as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders' Deficit until their disposition. We review all available-for-sale securities each period to determine if it is more likely than not that they will remain available-for-sale based on our intent and ability to sell the security if we are required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses are reported in Interest Income and Interest Expense, respectively, in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.

Under the fair value hierarchy, our ARS are measured using Level 3, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS beginning with the first quarter of fiscal 2009 and continuing through the current fiscal quarter. While we believe that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.

See Note 3 "Marketable Securities" for additional information about our investments in ARS as well as "Other Income (Expense)" in the Results of Operations discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively "CROs"). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive concerning changing circumstances, conditions or events that may affect such estimates.

Revenue Recognition

Most of our revenue is in the form of research funding, up-front or license fees and milestone payments derived from designing, creating, optimizing, evaluating and developing drug candidates for our  collaborators. Our agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a project, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from fixed fee agreements or from sales of compounds on a per-compound basis. We report revenue for lead generation and lead optimization research, custom synthesis and process research, the development and sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as Collaboration Revenue. License and Milestone Revenue is combined and consists of the current period’s recognized up-front fees and ongoing milestone payments from collaborators.

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

Similarly to advance payments, for agreements that provide for milestone payments, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research term.

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

Cost of Revenue and Research and Development for Proprietary Drug Discovery Expenses

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development for Proprietary Drug Discovery based upon the respective time spent on each by our scientists on our collaborations and for our internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development for Proprietary Drug Discovery Expenses consist of direct and indirect costs related to specific proprietary programs and related to programs under collaboration agreements which we have concluded we are likely to retain the rights to. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

Where our collaboration agreements provide for us to conduct development of drug candidates, and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, we will adjust the allocation accordingly.

For example, we granted Celgene an option to select up to two of four programs developed under our collaboration agreement and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, we have reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Drug Discovery.

Results of Operations

Revenue

Collaboration Revenue consists of revenue for our drug discovery and development efforts, which include: co-development of proprietary drug candidates we out-license as well as screening, lead generation and lead optimization research, custom synthesis and process research, and the development and sale of chemical compounds. License and Milestone Revenue are combined and consists of up-front license fees and ongoing milestone payments from collaborators.

A summary of our revenue follows (dollars in thousands):

	Three Months Ended September 30,		Change 2009 vs. 2008
	2009	2008	$	%

Collaboration revenue	$ 5,044	$ 4,238	$ 806	19.0%
License and milestone revenue	2,846	1,510	1,336	88.5%
Total revenue	$ 7,890	$ 5,748	$ 2,142	37.3%

The increase in Collaboration Revenue of $806 thousand, or 19.0%, in the first fiscal quarter of 2010 is related to approximately $1.0 million additional revenue from increased FTE rates on our collaboration with Genentech, of which approximately $650 thousand will be non-recurring as it relates to finalization of contract rates in the current period for services rendered in the prior fiscal year.  This increase was offset by a $175 thousand decrease in revenue related to reduced FTEs engaged on the VentiRx collaboration quarter over quarter.  Our collaboration with VentiRx terminated on September 30, 2009.

The increase in License and Milestone Revenue of $1.3 million over the same period in the prior year is attributable to a milestone payment of $1.0 million received from InterMune for the advancement of ITNM-191 into Phase 2b clinical trials.  The milestone was fully earned when received during the first quarter of fiscal 2010. We also recorded increased license revenue of approximately $400 thousand over the same period in the prior year from our agreement with Celgene for the substitution of a new discovery target for an existing target and increased license revenue under our amended agreement with Genentech that was not in place during the first quarter of fiscal 2009.

Cost of Revenue

Cost of Revenue represents costs attributable to research and development including preclinical and clinical trials we may conduct for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

A summary of our Cost of Revenue follows (dollars in thousands):

	Three Months Ended September 30,		Change 2009 vs. 2008
	2009	2008	$	%

Cost of revenue	$ 5,923	$ 5,120	$ 803	15.7%
Cost of revenue as a percentage of total revenue	75.1%	89.1%

Cost of Revenue increased in absolute dollars but decreased as a percentage of total revenue in the first quarter of fiscal 2010 compared with same period in the prior year. The increase of $803 thousand dollars is related to increased preclinical outsourcing costs for the advancement of certain collaboration programs.  The decrease as a percentage of revenue is due to the $1.0 million milestone from InterMune for the advancement of ITNM-191 into Phase 2b clinical trials that had no associated costs in the current period.

Research and Development for Proprietary Drug Discovery Expenses

Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible, however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

The following table shows our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change 2009 vs. 2008
	2009	2008	$	%

Salaries, benefits and share-based compensation	$ 7,674	$ 9,975	$ (2,301)	(23.1%)
Outsourced services and consulting	5,878	8,043	(2,165)	(26.9%)
Laboratory supplies	2,785	3,294	(509)	(15.5%)
Facilities and depreciation	2,521	2,652	(131)	(4.9%)
Other	343	545	(202)	(37.1%)
Total research and development for proprietary drug discovery	$ 19,201	$ 24,509	$ (5,308)	(21.7%)

Research and Development for Proprietary Drug Discovery Expenses for the first quarter of fiscal 2010 decreased from the prior year due to shifting our development efforts towards our most advanced programs and reduced resources devoted to early discovery research, which occurred in the middle of fiscal 2009. Additionally, compared to the same period of fiscal 2009, we had fewer programs initiating new clinical trials which generally incur significant costs in the start up phase.  We expect our spending on research and development for our proprietary programs will remain relatively constant during fiscal 2010 as we continue to progress our proprietary programs.

General and Administrative Expenses

General and Administrative Expenses consist mainly of compensation and associated fringe benefits not included in Cost of Revenue or Research and Development for Proprietary Drug Discovery Expenses and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

A summary of our General and Administrative Expenses follows (dollars in thousands):

	Three Months Ended September 30,		Change 2009 vs. 2008
	2009	2008	$	%

General and administrative	$ 4,213	$ 4,492	$ (279)	(6.2%)

General and Administrative Expenses remained relatively consistent between the first quarters of fiscal 2010 and 2009.  The slight decrease was caused primarily by reduced patent filing costs of $375 thousand compared to the same period during the prior year.  Partially offsetting this decrease are slight increases in employee compensation and in costs for professional services related to the valuation of our debt and ARS.

Other Income (Expense)

A summary of our Other Income (Expense) follows (dollars in thousands):

	Three Months Ended September 30,		Change 2009 vs. 2008
	2009	2008	$	%

Impairment of marketable securities	$ (217)	$ (3,910)	$ 3,693	(94.5%)
Interest income	304	878	(574)	(65.4%)
Interest expense	(3,442)	(2,280)	(1,162)	51.0%
Total other income (expense)	$ (3,355)	$ (5,312)	$ 1,957	(36.8%)

Impairment of marketable securities recognized in the first quarter of fiscal 2009 consists of impairment charges recorded after we concluded that the decline in value of our ARS was other-than-temporary.  We engaged a third party valuation specialist to assist us in estimating the fair values for these securities since there was no active market data for our ARS as of September 30, 2009 and 2008.  Based on this analysis, we recorded an unrealized gain of $1.9 million and a realized loss of $217 thousand for the three months ended September 30, 2009.  We recorded a realized loss of $3.9 million for the three months ended September 30, 2008.  The unrealized gains are included in Accumulated Other Comprehensive Income in the accompanying Condensed Balance Sheets. The realized losses are included in Impairment of Marketable Securities in the accompanying Statements of Income and Comprehensive Loss because they are considered other-than-temporary.

Interest income decreased as compared to fiscal 2009 primarily due to lower effective interest rates and lower average cash, cash equivalent and investment balances.

Interest expense increased in fiscal 2010 compared to fiscal 2009 due to interest payments, interest accruals and amortization related to the borrowings under the Deerfield credit facilities.  Also, included in Interest Expense is the change in value of embedded derivatives, which are recorded separately from the associated debt at fair value and which consist of a liquidity-linked variable spread feature relating to the variable interest rate structure under the Deerfield credit facilities and a significant transaction contingent put option relating to the right of Deerfield to accelerate our payment obligations under the credit facilities upon certain changes in control.  Valuation techniques for the embedded derivatives are highly complex and, accordingly, we engaged a third-party valuation specialist to assist us with their valuation as of July 31, 2009 (the date they were initially recorded as a result of the draw of the $40 million facility) and as of September 30, 2009.

The following table presents the components of Interest Expense for the three months ended September 30, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended September 30,
	2009	2008

Deerfield Credit Facility:
2.0% simple interest	$ (124)	$ (403)
6.5% compounding interest	(476)	(1,325)
7.5% simple interest	(1,500)	-
Amortization of the transaction fees	(125)	(43)
Amortization of the debt discounts	(1,285)	(384)
Change in value of the Embedded Derivatives	125	-
Total interest expense on Deerfield Credit Facility	(3,385)	(2,155)

Comerica Loan:
Variable interest	(57)	(125)
Total interest expense on Comerica Loan	(57)	(125)
Total interest expense	$ (3,442)	$ (2,280)

The determination of the estimated fair values of the financial instruments related to the Deerfield Credit Facilities requires  significant management judgment with regard to expectations of future cash balances, general and specific economic conditions, forecasts of interest rate behaviors, evaluation of potential acquirers and similar other factors.  While we believe that the estimates used in the fair value analysis of the ARS, warrants and the Embedded Derivatives are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates and could result in material changes in their fair value. Future changes to the estimated fair values of the Embedded Derivatives will be reflected in our earnings.  See Note 3 “Marketable Securities” and Note 5 "Long-term Debt" to the accompanying Condensed Financial Statements for additional information about the ARS and these embedded derivatives.

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit primarily as a result of ongoing research and development spending. As of September 30, 2009, we had an accumulated deficit of $438.0 million. We had net losses of $24.8 million and $33.7 million for the three months ended September 30, 2009 and 2008, respectively.  We had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and through debt provided by our credit facilities. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities that were generated primarily from these sources.

We currently use approximately $21 million per quarter to fund our operations.  We believe that our existing cash, cash equivalents and marketable securities, excluding the value of the ARS we hold, will enable us to continue to fund our operations at this level for the next 12 months assuming we obtain additional sources of funding as anticipated and/or reduce our current level of spending.  Additional sources of funding may include up-front fees or research funding through new out-licensing transactions, sales of equity securities and/or issuances of additional debt. We are currently in active licensing discussions with a number of potential partners on select programs.  Our current plan contemplates the receipt of significant upfront payments from new collaboration or licensing deals in the next 12 months.  We also plan to satisfy our interest payment obligations under the credit facilities with Deerfield either through the issuance of shares of common stock to Deerfield in accordance with the facility agreements with Deerfield or with the proceeds from sales of our common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 8 “Equity Distribution Agreement.”

If we are unable to obtain additional funding from these or other sources to the extent, or when needed, it will be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs. Insufficient funds may also require us to relinquish greater, or all, rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain funding for further development and/or up-front license fees needed to fund our operations.

If we are unable to continue to fund our ongoing operations from such sources, our ability to continue as a going concern will be in substantial doubt. Moreover, if sufficient funds from up-front fees under new collaboration agreements are not received within approximately the next nine months, we will not be in compliance with certain covenants under our credit facilities with Deerfield and our loan with Comerica Bank, which require us to maintain certain levels of cash, cash equivalents and marketable securities, as described in Note 5 "Long-Term Debt.” In this event, Deerfield and Comerica would have the right to accelerate our payment obligations to them, which we could not repay.

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

Our ability to realize milestone or royalty payments under existing collaboration agreements, and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments, is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we may not be successful in generating proof-of-concept data to create partnering opportunities, and even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create; the drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

Our assessment of our future need for funding is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•

Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates, and the timing of payments under those agreements throughout each candidate's development stage;

•	The number and scope of our research and development programs;

•	The progress and success of our preclinical and clinical development activities;
•	The progress of the development efforts of our collaborators;
•	Our ability to maintain current collaboration agreements;
•	The costs involved in enforcing patent claims and other intellectual property rights;
•	The costs and timing of regulatory approvals;
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

Marketable securities classified as short-term consist primarily of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased. Marketable securities classified as long-term consist of our investments in ARS. See Note 3 “Marketable Securities” in the accompanying Condensed Financial Statements for more information regarding our ARS. Our ability to sell the ARS is substantially limited due to auctions that continue to be suspended for these securities in the related markets.  In the event we need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, we may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current fair value.

Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	September 30,	June 30,
	2009	2009	$ Change	% Change

Cash and cash equivalents	$54,701	$33,202	$21,499	64.8%
Marketable securities - short-term	3,775	7,296	(3,521)	(48.3%)
Marketable securities - long-term	18,798	16,990	1,808	10.6%
Total	$77,274	$57,488	$19,786	34.4%

Cash Flow Activities

Following is a summary of our cash flows (dollars in thousands):

	Three Months Ended September 30,		Change 2009 vs. 2008
	2009	2008	$	%

Cash flows provided by (used in):
Operating activities	$(20,888)	$(21,887)	$999	(4.6%)
Investing activities	3,256	3,458	(202)	(5.8%)
Financing activities	39,131	247	38,884	*
Total	$21,499	$(18,182)	$39,681	(218.2%)

* Percentage not meaningful

First Quarter of Fiscal 2010 - Net cash used in operating activities for the first quarter of fiscal 2010 was $20.9 million, compared to $21.9 million for fiscal 2009. During the first quarter of fiscal 2010, our net loss of $24.8 million was reduced by non-cash charges of $1.7 million for depreciation and amortization expense, $1.8 million of interest expense on the Deerfield credit facilities, and $1.5 million for share-based compensation expense.  Changes in operating assets and liabilities included an increase of $907 thousand of prepaid expenses and other assets related primarily to the transaction fees paid to Deerfield during the quarter; a decrease of $1.4 million of accounts payable and accrued expenses due to the timing of payments; an increase in accrued outsourcing costs of $664 thousand related to the timing of payments to CROs; an increase of accrued compensation and benefits of $899 thousand due to the accrual for the fiscal 2010 employee bonus; a decrease of deferred rent liabilities of $756 thousand related to the amortization of current period charges and a decrease $1.6 million of deferred revenue, related to the timing of payments from our collaborators and the amortization of current period revenue.

Net cash provided by investing activities was $3.3 million and $3.5 million in the first quarter of fiscal 2010 and 2009, respectively. During the first quarter of 2010, we invested $265 thousand in property and equipment, primarily in internally developed proprietary software to support our clinical activities, and in our facilities and lab equipment. There were no purchases of marketable securities, and proceeds from sales and maturities of marketable securities provided $3.5 million.

Net cash provided by financing activities was $39.1 million and $247 thousand for the first quarters of fiscal 2010 and 2009, respectively.  This was primarily due to $39.0 million in net proceeds we received in connection with our Deerfield credit facility that we drew down in July 2009. We also received net proceeds of $128 thousand from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2009

(dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$-	$15,000	$120,000	$-	$135,000
Interest on debt obligations (3) (4) (5)	9,900	18,064	21,012	-	48,976
Operating lease commitments (2)	7,827	15,859	16,424	14,756	54,866
Purchase obligations (2)	15,061	1,426	-	-	16,487
Total	$32,788	$50,349	$157,436	$14,756	$255,329

(1)	Reflected in the accompanying Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.
(3)	Interest on the variable debt obligations under the Loan and Security Agreement with Comerica Bank is calculated at 6.0%, the new interest rate in effect as of October 1, 2009.
(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of September 30, 2009.
(5)	Includes $7.5 million of interest accrued in the accompanying Condensed Balance Sheets. The remaining amounts are not reflected in the accompanying Condensed Balance Sheets.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of September 30, 2009 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Total remaining operating lease obligations under our lease for our facility in Boulder, Colorado account for $36.2 million of total operating lease commitments in the above table. Total remaining operating lease obligations under our lease for our facility in Longmont, Colorado account for $17.1 million of total operating lease commitments in the above table. The remainder of our operating lease commitments consist of the lease for our North Carolina facility and various copier and equipment leases.

Purchase obligations totaling $13.7 million are for outsourced services for clinical trials and other research and development costs. Additional purchase obligations of $1.2 million are primarily for software, subscriptions and licenses to support the advancement of our programs.  The remaining $1.5 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2009, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio, without regard to our ARS, is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of September 30, 2009, $18.2 million of our investment portfolio is invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by $772 thousand based on the current balance of $77.2 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS, amounting to seven securities with a par value of $32.9 million and a current fair value of $18.2 million, were unsuccessful. Due to these unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS.  We recorded an unrealized gain of $1.9 million and a realized loss of $217 thousand for the three months ended September 30, 2009.  We recorded a realized loss of $3.9 million for the three months ended September 30, 2008.  The unrealized gains are included in Accumulated Other Comprehensive Income in the accompanying Condensed Balance Sheets. The realized losses are included in Impairment of Marketable Securities in the accompanying Statements of Income and Comprehensive Loss because they are considered other than temporary.  We have recorded cumulative loss adjustments of $14.1 million to as of September 30, 2009.

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

As of September 30, 2009, we had $141.8 million of debt outstanding, exclusive of the debt discount of $33.6 million.

We are impacted by adverse changes in interest rates relating to our variable-rate borrowings.  Changes in prevailing interest rates will affect the fair value of our debt, and will impact future results of operations and cash flows.

The term loan and equipment line of credit under our senior secured credit facility with Comerica Bank of $15 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 1.5% on the Comerica debt as of September 30, 2009 would result in a change in our annual interest expense of $150 thousand.  A theoretical change of 100 basis points on the new interest rate in effect as of October 1, 2009 of 6.0% on the Comerica debt would also result in a change in our annual interest expense of $150 thousand.

The interest rate on our long-term debt under the credit facilities with Deerfield is also variable based on our total cash, cash equivalents and marketable securities balances. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of September 30, 2009 would result in a change in our annual interest expense of $1.2 million.

Historically, and as of September 30, 2009, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended September 30, 2009 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability, and may lead to uncertainty about our ability to continue as a going concern.

We have expended substantial funds to discover and develop our drug candidates, and additional substantial funds will be required for further development, including pre-clinical testing and clinical trials of any product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate enough revenue, or obtain additional funding from other sources, to fund our current operations.

In the event that we are unable to secure additional funding and/or reduce our current rate of research and development spending, we may not be able to meet our obligations as they come due, raising substantial doubt as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock.  In addition, under our credit facility with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield) and our loan agreement with Comerica Bank, if we are unable to maintain certain levels of cash and marketable securities, the lenders may be able to accelerate our obligations under our agreements with them. There is no guaranty that we will secure additional financing needed to fund our current operations and maintain lender-required levels of cash. Our financial statements were prepared on the assumption that we will continue as a going concern and therefore do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, delays and/or reductions in anticipated fundings from up-front payments, our existing and anticipated working capital needs, increased expenses or other events will all affect our ability to continue as a going concern.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of September 30, 2009, we had an accumulated deficit of $438.0 million. We had net losses of $24.8 million and $33.7 million for the three months ended September 30, 2009 and 2008, respectively, and of $127.8 million, $96.3 million and $55.4 million, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, Celgene and InterMune accounted for 64.1%, 20.8% and 12.7% respectively, of our total revenue for the first quarter of fiscal 2010; and Genentech and Celgene accounted for 68.4% and 24.9%, respectively, of our total revenue in the same period of fiscal 2009.  We expect that revenue from a limited number of collaborators, including Celgene and Genentech, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

Our investments in ARS are not currently liquid and our inability to access these funds may adversely affect our liquidity, capital resources and results of operations. If the issuer is unable to successfully close future auctions and its credit rating continues to deteriorate, we may be required to further adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities, were unsuccessful.  During the first quarter of fiscal 2009, auctions were suspended when Lehman Brothers filed for bankruptcy. As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities.  We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS.  In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable but that may prove to be inaccurate.  Due to the unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS.  Based on this analysis, we recorded an unrealized gain of $1.9 million and a realized loss of $217 thousand for the three months ended September 30, 2009.  We recorded a realized loss of $3.9 million for the three months ended September 30, 2008.  If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments.  In addition, if we are required to liquidate these ARS prior to the time auctions for them are successful or the issuer redeems them, we may be required to sell them at a significant discount to their par value.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company.   We have built our proprietary pipeline of research and development programs on spending of $366.4 million from our inception through September 30, 2009. We continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In the first quarter of fiscal 2010 and 2009, our spending on research and development for propriety drug discovery was $19.2 million and $24.5 million, respectively.  In fiscal 2009, we spent $89.6 million in research and development for proprietary drug discovery expenses, as compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively.  Our proprietary drug discovery programs are in their early stage of development and are unproven.  Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs.  To date, we have entered into five out-licensing agreements for the development and commercialization of our drug candidates, and we plan to accelerate initiatives during fiscal 2010 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

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

If we are unable to enter into out-licensing agreements and realize milestone, license and/or upfront fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock. In addition, insufficient funds may require us to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain funding for further development and/or up-front license fees needed to fund our operations.

If we need but are unable to obtain additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and debt financing. We used $20.9 million in our operating activities in the first three months of fiscal 2010, and $92.9 million, $45.7 million and $44.5 million in our operating activities in fiscal 2009, 2008 and 2007, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest, and possibly to fund increased compensating and restricted cash balances with Comerica Bank, under our existing senior secured credit facility, and to the payment of principal and interest on our credit facility with Deerfield. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

Our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated. In addition, we are currently unable to liquidate ARS we hold with an aggregate cost of $32.9 million and a fair value of $18.2 million.  If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders.

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $4.45 and $2.38, respectively during the first quarter of fiscal 2010; $8.79 and $2.51, respectively, during fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; and $14.40 and $7.55, respectively, in fiscal 2007. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 348 employees as of September 30, 2009, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1 (1)	Equity Distribution Agreement, dated September 18, 2009, by and between the Registrant and Piper Jaffray & Co.
10.2 (2)	Fifth Amendment to Loan and Security Agreement dated September 30, 2009 between the Registrant and Comerica Bank
10.3 *	Letter Agreement dated July 30, 2009 between the Registrant and Genentech, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Current Report on Form 8-K as of September 18, 2009 (File No. 001-16633)

(2)	Incorporated herein by reference to the Current Report on Form 8-K as of October 5, 2009 (File No. 001-16633)

* Confidential treatment of redacted portions of this exhibit have been applied for.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 2nd day of November 2009.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)