Form 10-Q
period 2009-12-31
ARRAY BIOPHARMA INC
filed 2010-02-02
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Non-Accelerated Filer ☐ Smaller Reporting Company ☐

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 28, 2010, the registrant had 50,575,126 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$97,754	$33,202
Marketable securities	270	7,296
Prepaid expenses and other current assets	4,322	4,419
Total current assets	102,346	44,917

Long-term assets
Marketable securities	17,332	16,990
Property and equipment, net	23,964	26,498
Other long-term assets	3,391	6,650
Total long-term assets	44,687	50,138
Total assets	$147,033	$95,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$7,556	$8,421
Accrued outsourcing costs	5,018	4,759
Accrued compensation and benefits	5,393	7,848
Deferred rent	3,107	3,034
Deferred revenue	40,634	11,233
Current portion of long-term debt	15,000	15,000
Total current liabilities	76,708	50,295

Long-term liabilities
Deferred rent	19,894	21,481
Deferred revenue	51,762	28,340
Long-term debt, net	94,701	68,170
Derivative liabilities	857	-
Other long-term liability	703	470
Total long-term liabilities	167,917	118,461
Total liabilities	244,625	168,756

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 50,565,126 and 48,125,776 shares issued and outstanding, as of December 31, 2009 and June 30, 2009, respectively	51	48
Additional paid-in capital	320,666	312,349
Warrants	36,296	23,869
Accumulated other comprehesive income	5,222	3,234
Accumulated deficit	(459,827)	(413,201)
Total stockholders’ deficit	(97,592)	(73,701)
Total liabilities and stockholders’ deficit	$147,033	$95,055

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Revenue
Collaboration revenue	$4,434	$5,041	$9,478	$9,278
License and milestone revenue	5,210	2,648	8,056	4,158
Total revenue	9,644	7,689	17,534	13,436

Operating expenses
Cost of revenue	5,235	5,063	11,157	10,183
Research and development for proprietary drug discovery	19,104	23,709	38,305	48,218
General and administrative	4,460	4,480	8,673	8,974
Total operating expenses	28,799	33,252	58,135	67,375

Loss from operations	(19,155)	(25,563)	(40,601)	(53,939)

Other income (expense)
Impairment of marketable securities	-	(10,452)	(217)	(14,362)
Interest income	1,422	533	1,726	1,413
Interest expense	(4,092)	(2,336)	(7,534)	(4,616)
Total other income (expense)	(2,670)	(12,255)	(6,025)	(17,565)

Net loss	(21,825)	(37,818)	(46,626)	(71,504)

Change in unrealized gains and losses on marketable securities	93	(8)	1,988	1,949

Comprehensive loss	$(21,732)	$(37,826)	$(44,638)	$(69,555)

Weighted average shares outstanding - basic and diluted	49,405	47,605	48,771	47,589

Net loss per share - basic and diluted	$(0.44)	$(0.79)	$(0.96)	$(1.50)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of June 30, 2009	-	$-	48,125	$48	$312,349	$23,869	$3,234	$(413,201)	$(73,701)

Issuance of common stock under stock option and employee stock purchase plans	-	-	683	1	1,096	-	-	-	1,097
Share-based compensation expense	-	-	-	-	2,996	-	-	-	2,996
Issuance of common stock for cash, net of offering costs	-	-	757	1	1,814	-	-	-	1,815
Issuance of common stock warrants	-	-	-	-	-	12,427	-	-	12,427
Payment of employee bonus with stock	-	-	1,000	1	2,411	-	-	-	2,412
Recognition of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(394)	-	(394)
Change in unrealized gain on
marketable securities	-	-	-	-	-	-	2,382	-	2,382
Net loss	-	-	-	-	-	-	-	(46,626)	(46,626)

Balance as of December 31, 2009	-	$-	50,565	$51	$320,666	$36,296	$5,222	$(459,827)	$(97,592)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(46,626)	$(71,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,285	3,255
Non-cash interest expense for the Deerfield Credit Facility	3,363	3,489
Share-based compensation expense	2,996	2,964
Realized gain on marketable security	(1,165)	-
Impairment of marketable securities	217	14,362
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	805	1,323
Accounts payable and other accrued expenses	(865)	474
Accrued outsourcing costs	259	(4,666)
Accrued compensation and benefits	(43)	(2,178)
Deferred rent	(1,514)	(1,289)
Deferred revenue	52,823	2,592
Net cash provided by (used in) operating activities	13,535	(51,178)

Cash flows from investing activities
Purchases of property and equiment	(748)	(2,289)
Purchases of marketable securities	-	(16,303)
Proceeds from sales and maturities of marketable securities	9,853	41,750
Net cash provided by investing activities	9,105	23,158

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,097	1,585
Proceeds from the issuance of common stock for cash	2,121	-
Payment of offering costs	(306)	-
Proceeds from the issuance of long-term debt and warrants	40,000	40,000
Payment of transaction fee	(1,000)	(1,000)
Net cash provided by financing activities	41,912	40,585

Net increase in cash and cash equivalents	64,552	12,565
Cash and cash equivalents as of beginning of period	33,202	56,448
Cash and cash equivalents as of end of period	$97,754	$69,013

Supplemental disclosure of cash flow information
Cash paid for interest	$3,631	$1,023

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. (the “Company”) a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. The Company’s proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins. In addition, leading pharmaceutical and biotechnology companies partner with the Company to discover and develop drug candidates across a broad range of therapeutic areas.

Basis of Presentation

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to requirements for interim reporting. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2009, its results of operations for the three and six months ended December 31, 2009 and 2008, and its cash flows for the six months ended December 31, 2009 and 2008. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 18, 2009.

Additionally, the Company has evaluated subsequent events occurring through the filing date of this Quarterly Report on Form 10-Q and has determined there were no subsequent events to record or disclose in this report.  Certain fiscal 2009 amounts have been reclassified to conform to the current year presentation. Specifically, Accounts Payable and Other Accrued Expenses were aggregated into one line item, Accounts Payable and Other Accrued Expenses, in the accompanying Condensed Balance Sheets.

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

The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the fair value of the Company’s auction rate securities (“ARS”); (ii) estimating accrued outsourcing costs for clinical trials and preclinical testing; (iii) estimating the fair value of the Company’s long-term debt that has associated warrants and embedded derivatives, which also requires separate valuation; and (iv) estimating the lives over which up-front payments and milestones from collaboration agreements are recognized.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Liquidity

The Company has incurred operating losses and has an accumulated deficit primarily as a result of ongoing research and development spending. As of December 31, 2009, the Company had an accumulated deficit of $459.8 million. The Company had net losses of $21.8 million and $37.8 million for the three months ended December 31, 2009 and 2008, respectively, and $46.6 million and $71.5 million for the six months ended December 31, 2009 and 2008, respectively. The Company had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The Company has historically funded its operations through revenue from its collaborations and out-licensing transactions, the issuance of equity securities and through debt provided by its credit facilities. Until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities that were generated primarily from these sources.

The Company currently uses approximately $21 million per quarter to fund its operations.  The Company believes that its existing cash, cash equivalents and marketable securities, excluding the value of the ARS it holds, will enable it to continue to fund its operations at this level for the next 12 months.  The Company is currently in active licensing discussions with a number of potential partners on select programs. In December 2009, the Company received a $60 million up front payment from Amgen Inc. under a Collaboration and License Agreement with them for the Company’s small-molecule glucokinase activator, AMG 151 / ARRY-403. The Company’s current plan contemplates the receipt of significant additional upfront payments from new collaboration or licensing deals in the next 12 months.  There can be no guarantee the Company will be successful in receiving such payments.  The Company also plans to satisfy its interest payment obligations under the credit facilities with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively “Deerfield”) either through the issuance of shares of common stock to Deerfield in accordance with the facility agreements with Deerfield discussed in Note 5 “Long-Term Debt – Deerfield Credit Facilities,” or with the proceeds from sales of its common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 8 “Equity Distribution Agreement.”

If the Company is unable to obtain additional funding from these or other sources to the extent or when needed, it may be necessary to significantly reduce its current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs. Insufficient funds may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose in order to obtain up-front license fees needed to fund its operations.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

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

The Company discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, including ARS, warrants issued by the Company and the embedded derivatives associated with the Company’s long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by the Company may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

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

Marketable Securities

The Company has designated its marketable securities as of December 31, 2009 and June 30, 2009 as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. The Company reviews all available-for-sale securities each period to determine if it is more likely than not that they will remain available-for-sale based on the Company’s intent and ability to sell the security if it is required to do so. The amortized cost of debt securities in this category is adjusted for

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses are reported in Interest Income and Interest Expense, respectively, in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.

Under the fair value hierarchy, the Company’s ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS beginning with the first quarter of fiscal 2009 and continuing through the current fiscal quarter. While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Additions and improvements are capitalized. Certain costs to internally develop software are also capitalized.  Maintenance and repairs are expensed as incurred.

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

For the quarter ended December 31, 2009

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

Long-term Debt and Embedded Derivatives

The terms of the Company’s long-term debt are discussed in detail in Note 5 “Long-term Debt.” The accounting for these arrangements is complex and is based upon significant estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt.  The Company also reviews each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as other rights of the debt holder.

The Company currently has two embedded derivatives related to its long-term debt with Deerfield.  The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature.  The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate the repayment of the debt in the event of certain changes in control of the Company.  Collectively, they are referred to as the “Embedded Derivatives.”  Under the fair value hierarchy, the Company’s Embedded Derivatives are measured using Level III, or unobservable inputs as there is no active market for them. The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the credit facilities. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur.  With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included, and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded.  Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company engaged a third-party valuation firm to perform the valuation as of July 31, 2009, September 30, 2009 and December 31, 2009.  The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values.

The fair value of the Embedded Derivatives was initially recorded as Derivative Liabilities and as Debt Discount in the Company’s accompanying Condensed Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.  The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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

Any transaction fees relating to the Company’s long-term debt arrangements are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

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

Operating Leases

The Company has negotiated certain landlord/tenant incentives, and rent holidays and escalations in the base price of rent payments under its operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease, and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. The Company has also entered into two sale-lease back transactions for its facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon when reversal of the liability is expected to occur.

Share-Based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements which requires that compensation expense be recognized based on the grant date fair value of the arrangement. Share-based compensation arrangements include stock options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

common stock by its employees at a discount to the market price under the Company’s Employee Stock Purchase Plan (the “ESPP”).

The estimated fair value of stock options is based on the Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on a Black-Scholes option pricing model that incorporates the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Revenue Recognition

Most of the Company’s revenue is from research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates for the Company’s collaborators. The Company’s agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of the Company’s revenue comes from the sale of compounds on a per-compound basis. The Company reports revenue for discovery, the sale of chemical compounds and the co-development of proprietary drug candidates that the Company out-licenses, as Collaboration Revenue. License and Milestone Revenue is combined and consists of the current period’s recognized up-front fees and ongoing milestone payments from collaborators.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which establishes four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

Collaboration agreements that include a combination of discovery research funding, up-front or license fees, milestone payments and/or royalties are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet the separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting in accordance with SAB 104.

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets. When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full-time-equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence, or likelihood of achievement, of development commitments, and other significant commitments of the Company.

The Company also has agreements that provide for milestone payments.  In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term.  In other cases, when the milestone payment finances future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

The Company periodically reviews the expected performance periods under each of its agreements that provide for non-refundable up-front payments and license fees and milestone payments and the amortization periods are adjusted when appropriate.  Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended..

Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery

The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent on each by its scientists on development conducted for its collaborators and for its internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators. Research and Development Expenses for Proprietary Drug Discovery consist of direct and indirect costs related to specific proprietary programs and related to programs under collaboration agreements which the Company has concluded it is likely to retain the rights to. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.

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

For example, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, the Company reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Drug Discovery. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene is likely to exercise its option to license one of the remaining three programs. Accordingly, beginning October 1, 2009, the Company began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Drug Discovery.  See Note 4, “Deferred Revenue,” for further information about the Company’s collaboration with Celgene.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted averaged number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants issued related to the Company’s long-term debt. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. As a result of the Company’s net losses through the date of these Condensed Financial Statements, all potentially

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the Company’s net loss and unrealized gains and losses on investments in available-for-sale marketable securities. The Company had no other sources of comprehensive income (loss) for the fiscal periods presented.

Recent Accounting Pronouncements

Collaborative Arrangements - In the first quarter of fiscal 2010, new guidance relating to the accounting practices and disclosures for collaborative arrangements became effective.  A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company’s collaboration agreements are determined to be collaborative arrangements, additional disclosures may be required by this guidance beginning with this Quarterly Report on Form 10-Q.  The Company determined that while certain agreements are collaborative arrangements, none of the current activities being performed under those arrangements would require a change to the accounting practices or disclosures made by the Company in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

For the quarter ended December 31, 2009

(Unaudited)

Geographic Information

All of the Company’s collaboration agreements are denominated in U.S. dollars.  The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for the compounds (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

North America	$9,543	$7,408	$17,396	$13,114
Europe	86	271	109	309
Asia Pacific	15	10	29	13
	$9,644	$7,689	$17,534	$13,436

Significant Collaborators

The following collaborators contributed greater than 10% of total revenue during the periods set forth below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Genentech, Inc.	46.3%	60.5%	54.3%	63.9%
Celgene Corporation	42.5%	18.6%	32.7%	21.3%
VentiRx Pharmaceuticals, Inc.	0.1%	16.3%	0.6%	11.3%
	88.9%	95.4%	87.6%	96.5%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral to secure the payment obligations of its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, most collaborators pay in advance and management does not believe significant credit risk exists as of December 31, 2009.

NOTE 3 - MARKETABLE SECURITIES

The Company’s investments in marketable securities include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and ARS. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company’s investments in marketable securities were all classified as available-for-sale as of December 31, 2009 and June 30, 2009.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Marketable securities consisted of the following as of December 31, 2009 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$-	$-	$-	$-
Mutual fund securities	270	-	-	270
Sub-total	270	-	-	270

Long-term available-for-sale securities:
Auction rate securities	11,386	5,243	-	16,629
Mutual fund securities	703	-		703
Sub-total	12,089	5,243	-	17,332

Total	$12,359	$5,243	$-	$17,602

Marketable securities consisted of the following as of June 30, 2009 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	7,059	-	-	7,059
Mutual fund securities	237	-	-	237
Sub-total	7,296	-	-	7,296

Long-term available-for-sale securities:
Auction rate securities	13,284	3,234	-	16,518
Mutual fund securities	472	-	-	472
Sub-total	13,756	3,234	-	16,990

Total	$21,052	$3,234	$-	$24,286

The fair value measurement categories of these marketable securities as of December 31, 2009 and June 30, 2009 were as follows (dollars in thousands):

	December 31,	June 30,
	2009	2009

Quoted prices in active markets for identical assets (Level 1)	$973	$7,768
Significant unobservable inputs (Level 3)	16,629	16,518
	$17,602	$24,286

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of December 31, 2009 is as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$270	$270
Due in one year to three years	703	703
Due after 10 years or more	11,386	16,629
	$12,359	$17,602

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

As of December 31, 2009, the Company held six securities with a par value of $28.9 million and a fair value of $16.6 million.  As of June 30, 2009, the Company held seven securities with a par value of $32.9 million and a fair value of $16.5 million.  The Company sold one of the ARS in the second quarter of fiscal 2010 with a par value of $4 million for $2.8 million and realized a gain of $1.2 million, of which $394 thousand was reclassified to earnings from Accumulated Other Comprehensive Income.

Under the fair value hierarchy, the Company’s ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities.  The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS beginning with the first quarter of fiscal 2009 and continuing through the current fiscal quarter.

While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional changes to the ARS values, either increasing or decreasing their value.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Based on its fair value analysis and fair value estimates as of each quarter end, the Company recorded adjustments to the fair value of its ARS that are summarized below (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Unrealized gains	$506	$-	$2,404	$-

Gains attributable to the change in unrealized gains	$394	$-	$394	$-
Other current period gains	771	-	771	-
	$1,165	$-	$1,165	$-

Losses attributable to the change in unrealized losses	$-	$-	$-	$(1,939)
Other current period losses	-	(10,452)	(217)	(12,423)
	$-	$(10,452)	$(217)	$(14,362)

The Company has recorded cumulative net fair value declines of $12.3 million to the ARS for the six securities held as of December 31, 2009.

A rollforward of adjustments to the fair value of the ARS for the six months ended December 31, 2009 and 2008 follows (dollars in thousands):

	Six Months Ended
	December 31,
	2009	2008

Balance as of prior year end	$16,518	$29,089
Add: Current period gains included in equity	2,404	-
Add: Current period gains included in earnings	771	-
Less: Cost basis of ARS sold	(2,847)	-
Less: Current period losses included in earnings	(217)	(12,423)
Balance as of current quarter end	$16,629	$16,666

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	December 31,	June 30,
	2009	2009

Amgen, Inc.	$59,097	$-
Celgene Corporation	28,689	34,429
Genentech, Inc.	4,610	5,060
Other	-	84
Total deferred revenue	92,396	39,573
Less: Current portion	(40,634)	(11,233)
Deferred revenue, long term	$51,762	$28,340

Amgen Inc.

In December 2009, the Company granted Amgen the exclusive worldwide right to develop and commercialize the Company’s small-molecule glucokinase activator, AMG 151 / ARRY-403. Under the Collaboration and License Agreement, the Company is responsible for completing Phase 1 clinical trials on AMG 151 / ARRY-403. The Company will also conduct further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for further development and commercialization of AMG 151 / ARRY-403 and any resulting second generation compounds. The Agreement also provides the Company with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the Agreement, Amgen paid the Company an up-front fee of $60 million. Amgen will also pay the Company for research on second generation compounds based on the number of full-time-equivalent scientists working on the discovery program. The Company is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the Agreement for AMG 151 / ARRY-403 and at least one backup compound are achieved, as well as royalties on sales of any approved drugs developed under the Agreement.

The Company estimates that its obligations under the Agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee from the date the Agreement was signed on December 13, 2009 through that time.  The Company recognized $903 thousand of revenue for the three months ended December 31, 2009, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Either party may terminate the Agreement in the event of a material breach of a material obligation under the Agreement by the other party upon 90 days prior notice, and Amgen may terminate the Agreement at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice.  The parties have also agreed to indemnify each other for certain liabilities arising under the Agreement.

Celgene Corporation

In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40 million to the Company to provide

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

research funding for activities conducted by the Company under the agreement. The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene’s option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved, as well as royalties on net sales. The Company retains all rights to the other programs. In June 2009, the parties amended the Celgene agreement to substitute a new discovery target in place of an existing target, and Celgene paid the Company $4.5 million in consideration for the amendment. No other provisions of the agreement with Celgene were modified by the amendment.  In September 2009, Celgene notified the Company it was waiving its rights to one of the programs, leaving them the option to select two of the remaining three targets.

The Company had previously estimated that its discovery obligations under the Agreement would continue through September 2014 and accordingly was recognizing as revenue the up front fees received from the date of receipt through September 2014.  Effective October 1, 2009, the Company estimates that its discovery efforts under the Agreement will conclude by September 2011 and the Company would complete its obligations at that time.  Therefore, the unamortized balance as of September 30, 2009 is being amortized over the revised shorter period.  The Company recognized $4.1 million and $1.4 million for the three months ended December 31, 2009 and 2008, respectively, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.  The Company recognized $5.7 million and $2.9 million for the six months ended December 31, 2009 and 2008, respectively, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Celgene can also choose to terminate any drug development program for which it has not exercised an option at any time, provided that it must give the Company prior notice. In this event, all rights to the program remain with the Company and it would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could have achieved Celgene had continued development of the program. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised its option, upon six months’ written notice to the Company. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,	June 30,
	2009	2009

Credit facility	$126,762	$86,286
Term loan	10,000	10,000
Equipment line of credit	5,000	5,000
Long-term debt, gross	141,762	101,286
Less: Unamortized discount on credit facility	(32,061)	(18,116)
Long-term debt, net	109,701	83,170
Less: Current portion	(15,000)	(15,000)
Long-term debt	$94,701	$68,170

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Deerfield Credit Facilities

The Company has entered into two credit facilities (the “Credit Facilities”) with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively “Deerfield”), health care investment funds. Under a Facility Agreement entered into with Deerfield in April 2008, the Company borrowed a total of $80 million (the “2008 Loan”), which was funded in two $40 million payments in June 2008 and December 2008. Certain terms of the 2008 Credit Facility, including the interest rate and payment terms applicable to the 2008 Loan and covenants relating to minimum cash and cash equivalent balances the Company must maintain, were amended in May 2009 when the Company entered into a new Facility Agreement with Deerfield, under which the Company borrowed $40 million (the “2009 Loan”), which it drew down on July 31, 2009.

The outstanding principal and interest on the Credit Facilities is due on or before April 2014 and, at the Company’s option, may be repaid at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The maximum number of shares that the Company can issue to Deerfield under the Credit Facilities is 9,622,220 shares, without obtaining stockholder approval.

The Company made quarterly interest payments under the 2008 Loan during fiscal 2009 and the first quarter of fiscal 2010 that accrued on the total $80 million principal balance. Interest accrued at a 2.0% annual rate from the date of the Facility Agreement for the 2008 Loan through the July 31, 2009 disbursement of the 2009 Loan. In addition, compound interest accrued quarterly during this same period at an additional 6.5% annual rate on the total $80 million principal loan balance, which was added to the amounts already accrued.

Simple interest began to accrue on the 2009 Loan when it was drawn on July 31, 2009 at the rate of 7.5% per annum. This rate will continue to apply as long as the Company’s total Cash and Cash Equivalents and Marketable Securities on the first business day of each month during which such principal amounts remain outstanding is at least $60 million. If the Company’s total Cash and Cash Equivalents and Marketable Securities in any month are less than $60 million, the interest rate is adjusted to a rate between 8.5% per annum and 14.5% per annum for every $10 million by which it is less than $60 million as follows:

Total Cash, Cash Equivalents and Marketable Securities	Applied Interest Rate

$60 million or greater	7.50%
Between $50 million and $60 million	8.50%
Between $40 million and $50 million	9.50%
Between $30 million and $40 million	12.00%
Less than $30 million	14.50%

The 2009 Credit Facility amended the interest rate provisions of the 2008 Credit Facility.  Effective as of July 31, 2009, interest began accruing on the $80 million principal amount of the 2008 Loan, exclusive of interest that had been added to the principal amount, at the rates applicable to the 2009 Loan described above, and no additional compound interest will apply. In addition, as of the July 31, 2009 disbursement date of the 2009 Loan, interest became payable monthly on both Credit Facilities.

The variable interest rate structure under the Credit Facilities is considered an embedded derivative.    Deerfield also has limited rights to accelerate the loan upon certain changes of control of the Company or an event of default. This change of control provision is considered a significant transaction contingent put

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

option and is also an embedded derivative.   As discussed in Note 1 “Overview and Basis of Presentation – Long-term Debt and Embedded Derivatives,” these derivatives must be valued and reported separately in the Company’s financial statements, and are collectively referred to as the “Embedded Derivatives.”

Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs.  To estimate fair value of the Embedded Derivatives, the Company made assumptions as to interest rate behaviors and the impact of repaying the debt at maturity in cash and/or stock. To estimate the fair value of the variable interest rate feature as of July 31, 2009, which is tied to the Company’s cash and cash equivalent balances during the term of the Credit Facilities, the Company projected its cash balances over this period, including forecasts of up-front revenue from new collaboration arrangements, milestone payments, other revenue, funds to be provided from issuances of debt and/or equity, costs and expenses and other items. Such forecasts are inherently subjective and, although management believes the assumptions upon which they are based are reasonable, may not reflect actual results. Based on this analysis, the Company estimated the effective interest rate to be 7.55% as of July 31, 2009.

To estimate the fair value of the put right, the Company estimated the probability of a change in control that would trigger Deerfield’s acceleration rights as specified in the loan provisions.  The Company’s evaluation of this probability was based on its expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the Credit Facilities and other factors, all of which are inherently uncertain and difficult to predict.  The Company estimated the probability of Deerfield exercising the change in control put to be 5% at July 31, 2009.

Based on these assumptions, the Embedded Derivatives were initially valued as of July 31, 2009 at $1.1 million and recorded as Derivative Liabilities and as Debt Discount in the accompanying Condensed Balance Sheets.  As of September 30, 2009 and December 31, 2009, the Company re-valued the effective interest rate and the probability of the exercise of the change in control put.  The assumptions used at July 31, 2009, described above, did not change at September 30, 2009, and the estimated fair value of the Embedded Derivatives was determined to be $938 thousand.  The assumptions used at December 31, 2009 for the effective interest rate changed nominally to 7.54%.  The assumption for the probability of the exercise of the change of control put as of December 31, 2009 remained the same.  The estimated fair value of the Embedded Derivatives was determined to be $857 thousand as of December 31, 2009.

The change in value of the Embedded Derivatives of $81 thousand and $206 thousand was recorded as a reduction to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2009, respectively.  Management will re-assess these assumptions at each reporting date, and future changes to these assumptions could materially change the estimated fair value of the Embedded Derivatives, with a corresponding impact on the Company’s reported results of operations.

The Company estimated that the fair value of the Deerfield debt was $89.6 million and $48.7 million at December 31, 2009 and June 30, 2009, respectively. The primary reason for the difference in fair value is that the Company had drawn only $80 million of the total $120 million under the Credit Facilities as of June 30, 2009.

The Company paid Deerfield transaction fees totaling $2 million when the Company drew the funds under the 2008 Loan, and $500 thousand on July 10, 2009 and $500 thousand when the funds were drawn on July 31, 2009 under the 2009 Credit Facility. The transaction fees are included in Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company is amortizing these transaction fees to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss over the respective terms of each of the Credit Facilities. Other direct issuance costs in connection with the transactions were expensed as incurred and were not significant.

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

The Credit Facilities are secured by a second priority security interest in the Company’s assets, including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets. This security interest and the Company’s obligations under the Credit Facilities are subordinate to the Company’s obligations to Comerica Bank, and to Comerica’s security interest, under the Loan and Security Agreement between the Company and Comerica Bank dated June 28, 2005, as amended, discussed below.

The Facility Agreements for both Credit Facilities contain representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreements restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreements also contain events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company’s total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter fall below $20 million (which was reduced from $40 million when the Company entered into the 2009 Credit Facility), all amounts outstanding under the Credit Facilities become immediately due and payable. The Company is also required, subject to certain exceptions and conditions, to make payments of principal equal to 15.0% of certain amounts it receives under collaboration, licensing, partnering, joint venture and other similar arrangements entered into after January 1, 2011.

Warrants Issued to Deerfield

In consideration for providing the 2008 Credit Facility, the Company issued warrants to Deerfield to purchase 6,000,000 shares of common stock at a price of $7.54 per share (the “Prior Warrants”). In May 2009, these warrants were exchanged for new warrants (“Exchange Warrants”) to purchase 6,000,000 shares of common stock at an exercise price of $3.65 per share in connection with the execution of the Facility Agreement for the 2009 Loan, as described below.

Pursuant to the terms of the Facility Agreement for the 2009 Loan, the Company issued Deerfield warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock (the “New Warrants” and collectively with the Exchange Warrants, the “Warrants”) when the funds were disbursed on July 31, 2009.

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

The Company allocated the $80 million proceeds under the 2008 Loan between the debt and the Prior Warrants based upon their estimated relative fair values.  The Company valued the Prior Warrants using the Black-Scholes option pricing model using the following assumptions:

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

For the quarter ended December 31, 2009

(Unaudited)

remaining half from the second draw date, in both cases to the end of the credit facility term, to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The Company allocated the $40 million proceeds under the 2009 Loan between the debt and the New Warrants based upon their estimated relative fair values.  The Company valued the New Warrants using the Black-Scholes option pricing model using the following assumptions:

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

The Company calculated the incremental value of the Exchange Warrants as the difference between the value of the Exchange Warrants at the new exercise price ($3.65) and the value of the Prior Warrants at the prior exercise price ($7.54). The Black-Scholes option pricing models used to calculate these values used the following assumptions:

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

A reconciliation of the total interest expense recognized by the Company for the Deerfield Credit Facilities for the three and six months ended December 31, 2009 and 2008 follows (dollars in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

2.0% simple interest	$-	$403	$124	$807
6.5% compounding interest	-	1,347	476	2,672
7.5% simple interest	2,250	-	3,750	-
Amortization of the transaction fees	143	48	268	91
Amortization of the debt discounts	1,540	434	2,824	817
Change in value of the Embedded Derivatives	(81)	-	(206)	-
Total interest expense on the Deerfield Credit Facility	$3,852	$2,232	$7,236	$4,387

Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank dated June 28, 2005, which was has been subsequently amended. The Loan and

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a first priority security interest in the Company’s assets, other than its intellectual property.

The full $10 million term loan was advanced to the Company on June 30, 2005.   The Company received the total $5 million of equipment advances by June 30, 2007.

Total available revolving lines of credit of $6.8 million have been issued to support outstanding standby letters of credit in relation to the Company’s facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016.

Should the Company maintain less than $10 million at Comerica Bank at any time during any interest rate period, the interest rate the Company pays will be 0.50% higher than the then applicable rate. Interest is payable monthly on the outstanding borrowings.

On September 30, 2009, the term and the interest rate structure of the Loan and Security Agreement were amended.  The maturity date was extended 120 days from June 28, 2010 to October 26, 2010.  Effective October 1, 2009, the outstanding balances under the term loan and the equipment advances will bear interest on a monthly basis at a rate equal to 2.75% above the Prime Rate, as quoted by Comerica Bank, but not less than the sum of Comerica Bank’s daily adjusting LIBOR rate plus 2.5% per annum.

As of December 31, 2009, both the term loan and the equipment advances had an interest rate of 6.0% per annum. As of December 31, 2008, the term loan and the equipment advances had an interest rate of 1.5%. The Company recognized $239 thousand and $77 thousand of interest for the three months ended December 31, 2009 and 2008, respectively. The Company recognized $297 thousand and $201 thousand of interest for the six months ended December 31, 2009 and 2008, respectively. These charges are recorded in Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The following table outlines the level of Cash, Cash Equivalents and Marketable Securities the Company must hold in accounts at Comerica Bank per the Loan and Security Agreement based on the Company’s total Cash, Cash Equivalent and Marketable Securities.

Total Cash, Cash Equivalents and Marketable Securities	Cash on Hand at Comerica

Greater than $40 million	$-
Between $30 million and $40 million	$2,000,000
Between $27.5 million and $30 million	$13,000,000
Less than $27.5 million	$24,000,000

In addition, if the Company’s total Cash, Cash Equivalents and Marketable Securities, including amounts invested at Comerica Bank, falls below $24 million, the loans become immediately due and payable.

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

For the quarter ended December 31, 2009

(Unaudited)

defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

The estimated fair value of the Loan and Security Agreement was $15 million and $14.3 million as of December 31, 2009 and June 30, 2009, respectively.

Commitment Schedule

A summary of the Company’s contractual commitments as of December 31, 2009 under the Credit Facilities and the Loan and Security Agreement discussed above are as follows (dollars in thousands):

For the twelve months ended December 31,
2010	$15,000
2011	-
2012	-
2013	-
2014	126,762
$141,762

NOTE 6 – NET LOSS PER SHARE

As a result of the Company’s net losses for the three-month periods ended December 31, 2009 and 2008 all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share. As of December 31, 2009 and 2008, the number of potentially dilutive common stock equivalents excluded from the diluted net loss per share calculations was 385,085 shares and 1,058,322 shares, respectively.

NOTE 7 – SHARE BASED COMPENSATION EXPENSE

The Company adopted the modified prospective method for expensing share-based compensation as of July 1, 2005, which requires that all share-based payments to employees be recognized in the Condensed Statements of Operations and Comprehensive Loss at the fair value of the award on the grant date.  Under this method, the Company recognizes compensation expense equal to the grant date fair value for all share-based payments (i) granted prior to, but not yet vested, as of July 1, 2005 and (ii) granted on or after July 1, 2005.  Shared-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP.  The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 13 “Employee Compensation Plans” to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2009 for more information about the assumptions used by the Company under this valuation methodology.   During the three and six months ended December 31, 2009, the Company made no material changes to these assumptions.

During the three months ended December 31, 2009 and 2008, the Company issued new stock options to purchase a total of 214 thousand shares and 137 thousand shares of common stock, respectively.  The Company recognized compensation expense related to stock options of $1.2 million and $1.3 million for the three months ended December 31, 2009 and 2008, respectively.

During the six months ended December 31, 2009 and 2008, the Company issued new stock options to purchase a total of 255 thousand shares and 1.3 million shares of common stock, respectively.  The

ARRAY BIOPHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended December 31, 2009

(Unaudited)

Company recognized compensation expense related to stock options of $2.5 million and $2.4 million for the six months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there was $5.7 million of total unrecognized compensation expense, including the impact of expected forfeitures, related to unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.2 years.

The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount.  During the three months ended December 31, 2009 and 2008, the Company recognized compensation expense related to its ESPP of $246 thousand and $142 thousand, respectively.  During the six months ended December 31, 2009 and 2008, the Company recognized compensation expense related to its ESPP of $430 thousand and $273 thousand, respectively.

NOTE 8 – EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which the Company agreed to sell from time to time, up to an aggregate of $25 million in shares of its $.001 par value common stock, through the Agent that have been registered on a registration statement on Form S-3 (File No. 333-15801). Sales of the shares made pursuant to the Equity Distribution Agreement, if any, will be made on the NASDAQ Stock Market by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Equity Distribution Agreement, the Company may sell shares of its common stock through the Agent, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price.

During the three months ended December 31, 2009, the Company sold 696,700 shares of common stock at an average price of $2.81 per share, and received gross proceeds of $2 million.  The Company paid commissions to the Agent relating to these sales equal to $59 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $2 thousand.

During the six months ended December 31, 2009, the Company sold 756,690 shares of common stock at an average price of $2.80 per share, and received gross proceeds of $2.1 million.  The Company paid commissions to the Agent relating to these sales equal to $64 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $242 thousand.

NOTE 9 – EMPLOYEE BONUS

On October 5, 2009, the Company paid bonuses to approximately 350 eligible employees having an aggregate value of $3.9 million under the fiscal 2009 Performance Bonus Program through the issuance of a total of 1,000,691 shares of its common stock valued at $2.4 million and payment of cash to satisfy related withholding taxes.  The liability for the bonus as of June 30, 2009 is recorded in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this quarterly report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target proteins. In addition, leading pharmaceutical and biotechnology companies partner with us to discover and develop drug candidates across a broad range of therapeutic areas.

The five most advanced wholly-owned programs in our development pipeline are as follows:

1.             ARRY-162, a MEK inhibitor for cancer

2.             ARRY-380, a HER2 inhibitor for breast cancer

3.             ARRY-520, a KSP inhibitor for acute myeloid leukemia, or AML, and multiple myeloma, or MM

4.             ARRY-614, a p38/Tie 2 dual inhibitor for myelodysplastic syndrome, or MDS

5.             ARRY-543, a HER2/EGFR inhibitor for solid tumors

In addition to these proprietary development programs, we have seven partnered drugs in clinical development:

1.             AMG 151 / ARRY-403, a glucokinase activator for Type 2 diabetes, partnered with Amgen Inc.

2.             AZD6244, a MEK inhibitor for cancer, partnered with AstraZeneca, PLC

3.             AZD8330, a MEK inhibitor for cancer, partnered with AstraZeneca, PLC

4.             RG7227/ITMN-191, an NS3/4 protease inhibitor for Hepatitis C Virus, partnered with InterMune, Inc./Roche Holding AG

5.             LY2603618/IC83, a Chk inhibitor for cancer, partnered with Eli Lilly and Company

6.             VTX-2337, a Toll-like receptor for cancer, partnered with VentiRx Pharmaceuticals, Inc.

7.             VTX-1463, a Toll-like receptor for allergy, partnered with VentiRx Pharmaceuticals, Inc.

We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate one to two Investigational New Drug, or IND, applications in fiscal 2010. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application.

We have built our proprietary pipeline of research and development programs on spending of $385.5 million from our inception through December 31, 2009. Although we continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company, due to ongoing uncertainty in the capital markets as well as general economic conditions that have negatively affected the biopharmaceutical market, we reduced our spending on our proprietary discovery and development programs to focus on advancing our most promising clinical programs through proof-of-concept, which we believe will maximize their value, and, on our most promising discovery candidates. In the second quarter of fiscal 2010 and 2009, our spending on research and development for proprietary drug discovery was $19.1 million and $23.7 million, respectively.  In the first half of fiscal 2010 and 2009, our spending on research and development for proprietary drug discovery was $38.3 million and $48.2 million, respectively.   In fiscal 2009, we spent $89.6 million in research and development for proprietary drug discovery expenses, as compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively.

As part of efforts to conserve our capital resources, we reduced our workforce in January 2009 by approximately 40 employees, or 10%, who were primarily in discovery research and support positions, resulting in a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009. We are also accelerating our efforts to partner select discovery and development programs that will provide funding, development and commercial resources, with the goal of optimizing the value of our drug portfolio. Our current quarterly cash used in operations is approximately $21 million per quarter.

We have received a total of $417.3 million in research funding and in up-front and milestone payments from our collaboration partners through December 31, 2009. Under our existing collaboration agreements, we have the potential to earn over $2.0 billion in additional milestone payments if we or our collaborators achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 16 drug development programs.

Our significant existing collaborators include:

•                Amgen Inc., which entered into a worldwide strategic collaboration with us to develop our glucokinase activator, AMG 151 / ARRY-403.

•                Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics.

•                Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.

•                  AstraZeneca, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

•                InterMune, Inc., which collaborated with us on the discovery of  RG7227/ITMN-191, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease.  InterMune and its development partner, Roche, have reported that they are currently advancing the drug in a Phase 2b trial evaluating ITMN-191 in combination with standard of care therapies.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2010 refers to the fiscal year ended June 30, 2010 and the second quarter of fiscal 2010 refers to the three months ended December 31, 2009.

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

The following collaborators contributed greater than 10% of total revenue for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Genentech, Inc.	46.3%	60.5%	54.3%	63.9%
Celgene Corporation	42.5%	18.6%	32.7%	21.3%
VentiRx Pharmaceuticals, Inc.	0.1%	16.3%	0.6%	11.3%
	88.9%	95.4%	87.6%	96.5%

In general, certain of our collaborators may terminate their collaboration agreements with 90 to 180 days’ prior notice. Our agreement with Genentech can be terminated with 120 days’ notice. Celgene may terminate its agreement with us with six months’ notice.   Amgen may terminate its agreement with us at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice.

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

North America	$9,543	$7,408	$17,396	$13,114
Europe	86	271	109	309
Asia Pacific	15	10	29	13
	$9,644	$7,689	$17,534	$13,436

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

We disclose assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, including auction rate securities, or ARS we hold, warrants issued by us or embedded derivatives associated with our long-term debt.  The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by us may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

We periodically review the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the carrying value of the investment is written down to its estimated fair value.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 “Long-term Debt.” The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and review all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt.  We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as other rights of the debt holder.

We currently have two embedded derivatives related to our long-term debt with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield).  The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature.  The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate repayment of the debt in the event of certain changes in control of our company.  Collectively, they are referred to as the “Embedded Derivatives.”  Under the fair value hierarchy, our Embedded Derivatives are measured using Level III, or unobservable inputs, as there is no active market for them. The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur.  With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included, and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded.  Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as of July 31, 2009, the date funds were disbursed under the credit facility entered into in May 2009, and as of September 30, 2009 and December 31, 2009.  The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions, and the use of different assumptions could result in significantly different estimated fair values.

The fair value of the Embedded Derivatives was initially recorded as Derivative Liabilities and as Debt Discount in our Condensed Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.  The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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

Marketable Securities

We have designated our marketable securities as of December 31, 2009 and June 30, 2009 as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

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

Under the fair value hierarchy, our ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS beginning with the first quarter of fiscal 2009 and continuing through the current fiscal quarter. While we believe that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.

See Note 3 “Marketable Securities” for additional information about our investments in ARS as well as “Other Income (Expense)” in the Results of Operations discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q.

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

Revenue Recognition

Most of our revenue is from research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates for our collaborators. Our agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from the sale of compounds on a per-compound basis. We report revenue for discovery, the sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as

Collaboration Revenue. License and Milestone Revenue is combined and consists of the current period’s recognized up-front fees and ongoing milestone payments from collaborators.

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 establishes four criteria, each of which must be met, in order to recognize revenue related to the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

Collaboration agreements that include a combination of discovery research funding, up-front or license fees, milestone payments and/or royalties are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet the separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting in accordance with SAB 104.

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full-time-equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence, or likelihood of achievement, of development commitments, and other significant commitments of ours.

We also have agreements that provide for milestone payments.  In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term.  In other cases, when the milestone payment finances the future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments and the amortization periods are adjusted when appropriate.  Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended.

Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent on each by our scientists on our collaborations and for our internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development Expenses for Proprietary Drug Discovery consist of direct and indirect costs related to specific proprietary programs and related to programs under collaboration agreements which we have concluded we are likely to retain the rights to. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

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

For example, we granted Celgene Corporation an option to select up to two of four programs developed under our collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, we reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Drug Discovery through September 30, 2009, when Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time, management determined that Celgene is likely to exercise its option to license one of the remaining three programs.  Accordingly, beginning October 1, 2009, we began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Drug Discovery beginning October 1, 2009.   See Note 4, “Deferred Revenue,” for further information about the Company’s collaboration with Celgene.

Results of Operations

Revenue

Collaboration Revenue consists of revenue for our drug discovery and development efforts, which include: performance of drug discovery and development activities in collaboration with partners, as well as the sale of chemical compounds. License and Milestone Revenue are combined and consists of up-front license fees and ongoing milestone payments from collaborators.

A summary of our revenue follows (dollars in thousands):

	Three Months Ended December 31,		Change 2009 vs. 2008		Six Months Ended December 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Collaboration revenue	$4,434	$5,041	$(607)	(12.0%)	$9,478	$9,278	$200	2.2%
License and milestone revenue	5,210	2,648	2,562	96.8%	8,056	4,158	3,898	93.7%
Total revenue	$9,644	$7,689	$1,955	25.4%	$17,534	$13,436	$4,098	30.5%

The decrease in Collaboration Revenue of $607 thousand, or 12%, in the three months ended December 31, 2009 was attributable to fewer full time equivalent scientists (“FTE”) working on the Genentech collaboration as compared to the same period in the prior year.  This decrease was partially offset by an increase in the contracted rate per FTE.  Additionally, we earned approximately $400 thousand of revenue in fiscal 2009 from our now expired collaborations with VentiRx and AstraZeneca.  The increase during the six months ended December 31, 2009 related to additional revenue associated with the increased FTE rates noted above, of which approximately $650 thousand recorded in the first quarter of fiscal 2010 was non-recurring as it related to finalization of contract rates for services rendered in the prior fiscal year.  This increase was offset by fewer scientists engaged on the Genentech program and a $175 thousand decrease in revenue from our collaboration with VentiRx which ended in September 2009.

For the three and six months ended December 31, 2009 and 2008, License and Milestone Revenue increased $2.6 million and $3.9 million, respectively, over the same period in the prior year.  The increase during the three months ended December 31, 2009 includes $2.6 million in additional revenue recognized from the Celgene collaboration due to shortening the estimated period we expect to perform discovery research under the agreement from previously five more years to currently two more years.  Also, $903 thousand of revenue was recorded from the new collaboration agreement with Amgen as discussed further in Note 4 “Deferred Revenue” in the accompanying Condensed Financial Statements.  These increases during the current quarter were offset by the $1 million milestone we received in the second quarter of fiscal 2009 from VentiRx, which did not recur.  The increase during the six months ended December 31, 2009 was the result of the items noted above plus a $1 million milestone received in the first quarter of fiscal 2010 from InterMune for the advancement of ITNM-191 into Phase 2b clinical trials, which also did not recur.

Cost of Revenue

Cost of Revenue represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

A summary of our Cost of Revenue follows (dollars in thousands):

	Three Months Ended December 31,		Change 2009 vs. 2008		Six Months Ended December 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Cost of revenue	$ 5,235	$ 5,063	$ 172	3.4%	$ 11,157	$ 10,183	$ 974	9.6%
Cost of revenue as a percentage of total revenue	54.3%	65.8%			63.6%	75.8%

Cost of Revenue increased in absolute dollars and decreased as a percentage of total revenue for the three and six months ended December 31, 2009 as compared to the same periods in the prior year.  The increase in absolute dollars is related to increased preclinical and clinical outsourcing costs for the advancement of certain collaboration programs, including Celgene and our new program with Amgen.  These increases were offset by the changed allocation methodology for Celgene costs from 50% to Cost of Revenue and 50% to Research and Development Expenses for Proprietary Drug Discovery to 33.3% and 67.7%, respectively as discussed further in Note 4 “Deferred Revenue” to the accompanying Condensed Financial Statements, as well as fewer scientists engaged on our collaboration with Genentech and the expiration of our collaboration with VentiRx.  The decrease as a percentage of total revenue was related to the increase in the license revenue recognized under the Celgene agreement and the catch up of prior year Genentech revenue that had no associated incremental costs, as discussed above.

Research and Development Expenses for Proprietary Drug Discovery

Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

The following table shows our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change 2009 vs. 2008		Six Months Ended December 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Salaries, benefits and share-based compensation	$ 8,205	$ 9,938	$ (1,733)	(17.4%)	$ 15,879	$ 19,913	$ (4,034)	(20.3%)
Outsourced services and consulting	4,846	7,882	(3,036)	(38.5%)	10,724	15,925	(5,201)	(32.7%)
Laboratory supplies	2,992	2,710	282	10.4%	5,777	6,004	(227)	(3.8%)
Facilities and depreciation	2,646	2,619	27	1.0%	5,167	5,271	(104)	(2.0%)
Other	415	560	(145)	(25.9%)	758	1,105	(347)	(31.4%)
Total research and development for proprietary drug discovery	$ 19,104	$ 23,709	$ (4,605)	(19.4%)	$ 38,305	$ 48,218	$ (9,913)	(20.6%)

Research and Development Expenses for Proprietary Drug Discovery for the three and six months ended December 31, 2009 decreased from the prior year due to shifting our development efforts towards our most advanced programs and reduced resources devoted to early discovery research, which occurred after the second quarter of fiscal 2009. We believe our spending on research and development for our proprietary programs will continue to trend down during fiscal 2010 because of the recent collaboration with Amgen which will cause our development costs for AMG 151 / ARRY-403 to shift to Amgen and based on the success of partnering additional programs in the future.

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

A summary of our General and Administrative Expenses follows (dollars in thousands):

	Three Months Ended December 31,		Change 2009 vs. 2008		Six Months Ended December 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

General and administrative	$ 4,460	$ 4,480	$ (20)	(0.4%)	$ 8,673	$ 8,974	$ (301)	(3.4%)

General and Administrative Expenses remained relatively consistent between three and six months ended December 31, 2009 and 2008, respectively.  During the six month period, there were increased employee compensation expenses due to employee raises and share based compensation, and increased professional fees due to costs related to the new collaboration agreement with Amgen Inc., ongoing licensing efforts and the valuation of our Embedded Derivatives. These increased costs were offset by reduced patent filing costs and reduced software and license fees.

Other Income (Expense)

A summary of our Other Income (Expense) follows (dollars in thousands):

	Three Months Ended December 31,		Change 2009 vs. 2008		Six Months Ended December 31,		Change 2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%

Impairment of marketable securities	$ -	$ (10,452)	$ 10,452	0.0%	$ (217)	$ (14,362)	$ 14,145	0.0%
Interest income	1,422	533	889	166.8%	1,726	1,413	313	22.2%
Interest expense	(4,092)	(2,336)	(1,756)	75.2%	(7,534)	(4,616)	(2,918)	63.2%
Total other income (expense)	$ (2,670)	$ (12,255)	$ 9,585	(78.2%)	$ (6,025)	$ (17,565)	$ 11,540	(65.7%)

The impairment charges for our ARS were recorded as shown in the table above as a result of our conclusion that the decline in value of our ARS was other-than-temporary.  We recognized $10.5 million in impairment charges during the three months ended December 31, 2008.  We recognized $217 thousand and $14.4 million during the six months ended December 31, 2009 and 2008, respectively.  See Note 3 “Marketable Securities” in the accompanying Condensed Financial Statements for further information on our ARS.

Interest Income increased during the second quarter and first half of fiscal 2010 as compared to the same periods in fiscal 2009 primarily due to the sale of an ARS with a par value of $4 million.  We recognized a gain of $1.2 million, of which $394 thousand was reclassified from Accumulated Other Comprehensive Income to earnings.  This gain was offset by lower effective interest rates and lower average cash, cash equivalent and marketable security balances.

Interest Expense increased in the second quarter and first half of fiscal 2010 compared to the same periods in fiscal 2009 due to increased borrowings under the Deerfield credit facilities.

The following table presents the components of Interest Expense for the three and six months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Deerfield Credit Facility:
2.0% simple interest	$ -	$ (403)	$ (124)	$ (807)
6.5% compounding interest	-	(1,347)	(476)	(2,672)
7.5% simple interest	(2,250)	-	(3,750)	-
Amortization of the transaction fees	(143)	(48)	(268)	(91)
Amortization of the debt discounts	(1,540)	(434)	(2,824)	(817)
Change in value of the Embedded Derivatives	81	-	206	-
Total interest expense on Deerfield Credit Facility	(3,852)	(2,232)	(7,236)	(4,387)

Comerica Loan:
Variable interest	(240)	(104)	(298)	(229)
Total interest expense on Comerica Loan	(240)	(104)	(298)	(229)
Total interest expense	$ (4,092)	$ (2,336)	$ (7,534)	$ (4,616)

The determination of the estimated fair values of the financial instruments related to the Deerfield credit facilities and the ARS requires significant management judgment with regard to expectations of future cash balances, general and specific economic conditions, forecasts of interest rate behaviors, evaluation of potential acquirers and similar other factors.  While we believe that the estimates used in the fair value analysis of the ARS, warrants and the Embedded Derivatives are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates and could result in material changes in their fair value. Future changes to the estimated fair values of the Embedded Derivatives will be reflected in our earnings.  See Note 3 “Marketable Securities” and Note 5 “Long-term Debt” to the accompanying Condensed Financial Statements for additional information about the ARS and these Embedded Derivatives.

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit primarily as a result of ongoing spending for Research and Development Expenses for Proprietary Drug Discovery. As of December 31, 2009, we had an accumulated deficit of $459.8 million. We had net losses of $21.8 million and $37.8 million for the three months ended December 31, 2009 and 2008, respectively.  We had net losses of $46.6 million and $71.5  million for the six months ended December 31, 2009 and 2008, respectively.  We had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

We have historically funded our operations through revenue from our collaborations and out-licensing transactions, the issuance of equity securities and through debt provided by our credit facilities. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities that were generated primarily from these sources.

We currently use approximately $21 million per quarter to fund our operations.  We believe that our existing cash, cash equivalents and marketable securities, excluding the value of the ARS we hold, will enable us to continue to fund our operations at this level for the next 12 months.  We are currently in active licensing discussions with a number of potential partners on select programs.  Our current plan contemplates the receipt of significant upfront payments from new collaboration or licensing deals in the next 12 months.  There can be no guarantee that we will be successful in receiving such payments.  We also plan to satisfy our interest payment obligations under the credit facilities with Deerfield either through the issuance of shares of common stock to Deerfield in accordance with the facility agreements with Deerfield or with the proceeds from sales of our common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 8 “Equity Distribution Agreement.”

If we are unable to obtain additional funding from these or other sources to the extent, or when needed, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs. Insufficient funds may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund our operations.

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

Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	December 31,	June 30,
	2009	2009	$ Change	% Change

Cash and cash equivalents	$ 97,754	$ 33,202	$ 64,552	194.4%
Marketable securities - short-term	270	7,296	(7,026)	(96.3%)
Marketable securities - long-term	17,332	16,990	342	2.0%
Total	$ 115,356	$ 57,488	$ 57,868	100.7%

Cash Flow Activities

Following is a summary of our cash flows (dollars in thousands):

	Six Months Ended December 31,		Change 2009 vs. 2008
	2009	2008	$	%

Cash flows provided by (used in):
Operating activities	$ 13,535	$ (51,178)	$ 64,713	(126.4%)
Investing activities	9,105	23,158	(14,053)	(60.7%)
Financing activities	41,912	40,585	1,327	3.3%
Total	$ 64,552	$ 12,565	$ 51,987	413.7%

First Six Months of Fiscal 2010 - Net cash provided by (used in) operating activities for the first half of fiscal 2010 was $13.5 million, compared to ($51.2) million for fiscal 2009. The difference is primarily attributable to the receipt of $60 million from Amgen Inc. in December 2009 under our License and Collaboration Agreement with them, and to a lesser extent, reduced spending on advancing our own proprietary programs.  During the first half of fiscal 2010, our net loss of $46.6 million was reduced by non-cash charges of $3.3 million for depreciation and amortization expense, $3.4 million of interest expense on the Deerfield credit facilities, and $3.0 million for share-based compensation expense.  Changes in operating assets and liabilities included an increase of $805 thousand of prepaid expenses and other assets related primarily to the timing of payments to vendors related to long-term contracts; a decrease of $865 thousand of accounts payable and accrued expenses due to the timing of payments; an increase in accrued outsourcing costs of $259 thousand related to the timing of payments to CROs; a decrease of accrued compensation and benefits of $2.5 million due to the payment of the fiscal 2009 bonus; a decrease of deferred rent liabilities of $1.5 million related to the amortization of current period charges and an increase of $52.8 million of deferred revenue, related to the receipt of $60 million from Amgen and the timing of payments from our other collaborators, which is offset by the amortization of current period revenue.

Net cash provided by investing activities was $9.1 million and $23.1 million in the first six months of fiscal 2010 and 2009, respectively. During the first half of fiscal 2010, we invested $748 thousand in property and equipment, primarily in internally developed proprietary software to support our clinical activities, and in our facilities and lab equipment. There were no purchases of marketable securities, and proceeds from sales and maturities of marketable securities provided $9.9 million.

Net cash provided by financing activities was $41.9 million and $40.6 million for the first half of fiscal 2010 and 2009, respectively.  This was primarily due to $78 million in net proceeds we received in connection with our Deerfield credit facility that we drew equally in July 2009 and December 2008, respectively. We also received net proceeds of $1.8 million from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co. during the first half of fiscal 2010.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2009 (dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$ 15,000	$ -	$ 126,762	$ -	$ 141,762
Interest on debt obligations (3) (4)	9,900	18,000	12,000	-	39,900
Operating lease commitments (2)	7,858	15,931	16,436	12,720	52,945
Purchase obligations (2)	16,678	816	-	-	17,494
Total	$ 49,436	$ 34,747	$ 155,198	$ 12,720	$ 252,101

(1)           Reflected in the accompanying Condensed Balance Sheets.

(2)           These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)           Interest on the variable debt obligations under the Loan and Security Agreement with Comerica Bank is calculated at 6.0%, the interest rate in effect as of December 31, 2009.

(4)           Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of December 31, 2009.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of December 31, 2009 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $11.6 million are for outsourced services for clinical trials and other research and development costs. The remaining $638 thousand is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2009, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio, without regard to our ARS, is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of December 31, 2009, $16.6 million of our investment portfolio is invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by $1.2 million based on the current balance of $115.4 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS were unsuccessful. As of December 31,

2009, we held six securities with a par value of $28.9 million and a fair value of $16.6 million.  As of June 30, 2009, we held seven securities with a par value of $32.9 million and a fair value of $16.5 million.  The Company sold one of the ARS in the second quarter of fiscal 2010 with a par value of $4 million and realized a gain of $1.2 million, of which $394 thousand was reclassified to earnings from Accumulated Other Comprehensive Income.

Due to these unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS.  We recorded an unrealized gain of $506 thousand for the three months ended December 31, 2009.  We recorded an unrealized gain of $2.4 million and a realized loss of $217 thousand for the six months ended December 31, 2009, respectively.  We recorded a realized loss of $10.5 million and of $14.4 million for the three and six months ended December 31, 2008, respectively.  The unrealized gains are included in Accumulated Other Comprehensive Income in the accompanying Condensed Balance Sheets. The realized losses are included in Impairment of Marketable Securities in the accompanying Statements of Income and Comprehensive Loss because they are considered other than temporary.  We have recorded cumulative loss adjustments of $12.3 million to the ARS as of December 31, 2009.  We may experience additional impairments of our ARS. Further, due to the volatility of the underlying credit markets, the fair value of the ARS may continue to fluctuate. In the event we need to access any of our ARS prior to the time auctions of these investments are successful or the original issuers retire these securities, we will be required to sell them in a distressed sale in a secondary market, most likely for a significantly lower amount than their current fair value.

As of December 31, 2009, we had $141.8 million of debt outstanding, exclusive of the debt discount of $32.1 million.  The term loan and equipment line of credit under our senior secured credit facility with Comerica Bank of $15 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 6.0% on the Comerica debt as of December 31, 2009 would result in a change in our annual interest expense of $150 thousand.  The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of December 31, 2009 would result in a change in our annual interest expense of $1.2 million.

Historically, and as of December 31, 2009, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended December 31, 2009 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

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

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of December 31, 2009, we had an accumulated deficit of $459.8 million. We had net losses of $21.8 million and $37.8 million for the three months ended December 31, 2009 and 2008, respectively.  We had net losses of $46.6 million and $71.5 million for the six months ended December 31, 2009 and 2008, respectively.  We had net losses of $127.8 million, $96.3 million and $55.4 million, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech and Celgene accounted for 54.3% and 32.7%, respectively, of our total revenue for the first half of fiscal 2010; and Genentech, Celgene and VentiRx accounted for 63.9%, 21.3% and 11.3%, respectively, of our total revenue in the same period of fiscal 2009. We expect that revenue from a limited number of collaborators, including Celgene and Genentech and in future periods, Amgen, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

Our investments in ARS are not currently liquid and our inability to access these funds may adversely affect our liquidity, capital resources and results of operations. If the issuer is unable to successfully close future auctions and its credit rating continues to deteriorate, we may be required to further adjust the carrying value of our investment through an impairment charge.

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities, were unsuccessful.  During the first quarter of fiscal 2009, auctions were suspended when Lehman Brothers filed for bankruptcy. As a result, these securities are no longer readily convertible to cash.  In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities. We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS.  In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable but that may prove to be inaccurate.  Due to the unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS.  Based on this analysis, we recorded an unrealized gain of $2.4 million and a realized loss of $217 thousand for the six months ended December 31, 2009.  We recorded a realized loss of $10.5 million and $14.4 million for the three and six months ended December 31, 2008.  If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments.  In addition, if we are required to liquidate these ARS prior to the time auctions for them are successful or the issuer redeems them, we may be required to sell them at a significant discount to their par value.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company.  We have built our proprietary pipeline of research and development programs on spending of $385.5 million from our inception through December 31, 2009. We continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In the first half of fiscal 2010 and 2009, our spending on research and development for propriety drug discovery was $38.3 million and $48.2 million, respectively.  In fiscal 2009, we spent $89.6 million in research and development for proprietary drug discovery expenses, as compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively.  Our proprietary drug discovery programs are in their early stage of development and are unproven.  Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs.  To date, we have entered into six out-licensing agreements for the development and commercialization of our drug candidates, and we plan to accelerate initiatives during fiscal 2010 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

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

If we are unable to enter into out-licensing agreements and realize milestone, license and/or upfront fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock. In addition, insufficient funds may require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain funding for further development and/or up-front license fees needed to fund our operations.

If we need but are unable to obtain additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We used $46.5 million from our operating activities in the first six months of fiscal 2010 exclusive of the $60 million up-front license fee from Amgen Inc., and $92.9 million, $45.7 million and $44.5 million in our operating activities in fiscal 2009, 2008 and 2007, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest, and possibly to fund increased compensating and restricted cash balances with Comerica Bank, under our existing senior secured credit facility, and to the payment of principal and interest on our credit facilities with Deerfield. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

Our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated. In addition, we are currently unable to liquidate ARS we hold with an aggregate cost of $28.9 million and a fair value of $16.6 million.  If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders.

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $2.81 and $1.72, respectively, during the second quarter of fiscal 2010; $4.45 and $2.38, respectively during the first quarter of fiscal 2010; $8.79 and $2.51, respectively, during fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; and $14.40 and $7.55, respectively, in fiscal 2007. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We had 344 employees as of December 31, 2009, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization.  We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Collaboration and License Agreement dated December 13, 2009 between the Registrant and Amgen Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment of redacted portions of this exhibit have been applied for.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 2nd day of February 2010.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)