Form 10-Q
period 2010-03-31
ARRAY BIOPHARMA INC
filed 2010-05-03
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from       to

Commission File Number: 001-16633

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
Yes ☐ No ☒
As of April 29, 2010, the registrant had 53,105,714 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$82,560	$33,202
Marketable securities	19	7,296
Prepaid expenses and other current assets	5,205	4,419

Total current assets	87,784	44,917

Long-term assets
Marketable securities	17,757	16,990
Property and equipment, net	22,687	26,498
Other long-term assets	3,251	6,650

Total long-term assets	43,695	50,138

Total assets	$131,479	$95,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$8,939	$8,421
Accrued outsourcing costs	5,314	4,759
Accrued compensation and benefits	7,478	7,848
Deferred rent	3,142	3,034
Deferred revenue	41,432	11,233
Current portion of long-term debt	-	15,000

Total current liabilities	66,305	50,295

Long-term liabilities
Deferred rent	19,098	21,481
Deferred revenue	42,669	28,340
Long-term debt, net	111,238	68,170
Derivative liabilities	863	-
Other long-term liability	797	470

Total long-term liabilities	174,665	118,461

Total liabilities	240,970	168,756

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 51,134,346 and 48,125,776 shares issued and outstanding, as of March 31, 2010 and June 30, 2009, respectively	51	48
Additional paid-in capital	323,213	312,349
Warrants	36,296	23,869
Accumulated other comprehensive income	5,933	3,234
Accumulated deficit	(474,984)	(413,201)

Total stockholders’ deficit	(109,491)	(73,701)

Total liabilities and stockholders’ deficit	$131,479	$95,055

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue
Collaboration revenue	$5,396	$4,399	$14,874	$13,427
License and milestone revenue	12,980	1,639	21,036	6,047

Total revenue	18,376	6,038	35,910	19,474

Operating expenses
Cost of revenue	7,946	5,515	19,103	15,698
Research and development for proprietary drug discovery	17,692	20,029	55,997	68,248
General and administrative	4,264	4,461	12,938	13,435

Total operating expenses	29,902	30,005	88,038	97,381

Loss from operations	(11,526)	(23,967)	(52,128)	(77,907)

Other income (expense)
Impairment of marketable securities	-	(3,381)	(217)	(17,742)
Gain (loss) on sale of marketable securities	357	-	1,521	-
Interest income	164	412	726	1,823
Interest expense	(4,152)	(2,674)	(11,685)	(7,289)

Total other income (expense)	(3,631)	(5,643)	(9,655)	(23,208)

Net loss	(15,157)	(29,610)	(61,783)	(101,115)

Change in unrealized gains (losses) on marketable securities	711	(222)	2,699	2,171

Comprehensive loss	$(14,446)	$(29,832)	$(59,084)	$(98,944)

Weighted average shares outstanding - basic and diluted	50,697	48,068	49,403	47,747

Net loss per share - basic and diluted	$(0.30)	$(0.62)	$(1.25)	$(2.12)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders’ Deficit
(Amounts in Thousands)
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total
Balance as of June 30, 2009	-	$-	48,125	$48	$312,349	$23,869	$3,234	$(413,201)	$(73,701)

Issuance of common stock under stock option and employee stock purchase plans	-	-	708	1	1,111	-	-	-	1,112
Share-based compensation expense	-	-	-	-	4,177	-	-	-	4,177
Issuance of common stock for cash, net of offering costs	-	-	1,301	1	3,165	-	-	-	3,166
Issuance of common stock warrants	-	-	-	-	-	12,427	-	-	12,427
Payment of employee bonus with stock	-	-	1,000	1	2,411	-	-	-	2,412
Recognition of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(915)	-	(915)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	3,614	-	3,614
Net loss	-	-	-	-	-	-	-	(61,783)	(61,783)

Balance as of March 31, 2010	-	$-	51,134	$51	$323,213	$36,296	$5,933	$(474,984)	$(109,491)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(61,783)	$(101,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,837	4,934
Non-cash interest expense for the Deerfield Credit Facility	5,047	5,624
Share-based compensation expense	4,177	4,283
Realized gain on marketable securities	(1,521)	-
Impairment of marketable securities	217	17,742
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76)	1,048
Accounts payable and other accrued expenses	518	1,928
Accrued outsourcing costs	555	(6,567)
Accrued compensation and benefits	2,042	(697)
Deferred rent	(2,275)	(2,015)
Deferred revenue	44,528	702

Net cash used in operating activities	(3,734)	(74,133)

Cash flows from investing activities
Purchases of property and equipment	(1,026)	(2,953)
Purchases of marketable securities	-	(19,209)
Proceeds from sales and maturities of marketable securities	10,840	50,733

Net cash provided by investing activities	9,814	28,571

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,112	1,675
Proceeds from the issuance of common stock for cash	3,536	-
Payment of offering costs	(370)	-
Proceeds from the issuance of long-term debt and warrants	40,000	40,000
Payment of transaction fee	(1,000)	(1,000)

Net cash provided by financing activities	43,278	40,675

Net increase in cash and cash equivalents	49,358	(4,887)
Cash and cash equivalents as of beginning of period	33,202	56,448

Cash and cash equivalents as of end of period	$82,560	$51,561

Supplemental disclosure of cash flow information
Cash paid for interest	$6,106	$1,480

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
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
Basis of Presentation
The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification. The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to requirements for interim reporting. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2010, its results of operations for the three and nine months ended March 31, 2010 and 2009, and its cash flows for the nine months ended March 31, 2010 and 2009. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
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
The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the fair value of the Company’s auction rate securities (“ARS”); (ii) estimating accrued outsourcing costs for clinical trials and preclinical testing; (iii) estimating the fair value of the Company’s long-term debt that has associated warrants and embedded derivatives, and the separate valuation of those warrants and embedded derivatives; and (iv) estimating the lives over which up-front and milestone payments from collaboration agreements are recognized.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
Liquidity
The Company has incurred operating losses and has an accumulated deficit primarily as a result of ongoing research and development spending. As of March 31, 2010, the Company had an accumulated deficit of $475.0 million. The Company had net losses of $15.2 million and $29.6 million for the three months ended March 31, 2010 and 2009, respectively, and $61.8 million and $101.1 million for the nine months ended March 31, 2010 and 2009, respectively. The Company had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
The Company has historically funded its operations through payments under its collaborations and out-licensing transactions, the issuance of equity securities and through debt provided by its credit facilities. Until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities that were generated primarily from these sources.
The Company believes that its cash, cash equivalents and marketable securities, including the $45 million upfront and milestone payment from Novartis International Pharmaceutical Ltd. discussed below and excluding the value of the ARS it holds, will enable it to continue to fund its operations for more than the next 12 months. The Company’s current operating plan contemplates the receipt of significant additional upfront payments from new collaboration or licensing deals and milestone payments from existing collaborations in the next 12 months. The Company is currently in active licensing discussions with a number of potential partners on select programs and recently entered into two new licensing transactions that include upfront and milestone payments as well as royalties. In December 2009, the Company received a $60 million up front payment from Amgen Inc. under a Collaboration and License Agreement with Amgen for the Company’s small-molecule glucokinase activator, AMG 151 / ARRY-403. In April 2010, the Company signed a License Agreement with Novartis International Pharmaceutical Ltd. under which the Company will receive $45 million in an upfront and milestone payment in the fourth quarter of fiscal 2010, as discussed further in Note 10 “Subsequent Event.” There can be no guarantee, however, that the Company will be successful in entering into new collaboration or licensing transactions that include upfront and milestone payments or that the milestones will be achieved under existing collaborations resulting in the payment of milestone payments when anticipated.
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
For the quarter ended March 31, 2010
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
The Company discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include the Company’s ARS, warrants issued by the Company and the embedded derivatives associated with the Company’s long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by the Company may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.
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
Marketable Securities
The Company has designated its marketable securities as of March 31, 2010 and June 30, 2009 as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.
Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. The Company reviews all available-for-sale securities each period to determine if they will remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses are reported in Realized Gains (Losses) on Sales of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.
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
Equity Investment
The Company has and may continue to enter into collaboration and licensing agreements in which it receives an equity interest in consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest at cost as Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near term prospects of the issuer.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
Accrued Outsourcing Costs
Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.
Deferred Revenue
The Company records amounts received under its collaboration agreements, but not earned, as Deferred Revenue, which are then classified as current or long-term in the accompanying Condensed Balance Sheets based on period over which they are expected to be recognized as revenue.
Long-term Debt and Embedded Derivatives
The terms of the Company’s long-term debt are discussed in detail in Note 5 “Long-term Debt.” The accounting for these arrangements is complex and is based upon significant estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and new debt. The Company also reviews each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.
The Company currently has two embedded derivatives related to its long-term debt with Deerfield. The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate the repayment of the debt in the event of certain changes in control of the Company. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company’s Embedded Derivatives are measured using Level III, or unobservable inputs as there is no active market for them. The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the credit facilities. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included, and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company engaged a third-party valuation firm to perform the valuation as of July 31, 2009 and continuing through the current quarter. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values.
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
For the quarter ended March 31, 2010
(Unaudited)
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
Any transaction fees relating to the Company’s long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.
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
For the quarter ended March 31, 2010
(Unaudited)
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
Revenue Recognition
Most of the Company’s revenue is from the Company’s collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. The Company’s agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of the Company’s revenue comes from the sale of compounds on a per-compound basis. The Company reports revenue for discovery, the sale of chemical compounds and the co-development of proprietary drug candidates that the Company out-licenses, as Collaboration Revenue. License and Milestone Revenue is combined and consists of the current period’s recognized up-front fees and ongoing milestone payments from collaborators.
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
The Company also has agreements that provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment finances future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are related to activities for which there are no future obligations, and as a result, are recognized when earned in their entirety.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
The Company periodically reviews the expected performance periods under each of its agreements that provide for non-refundable up-front payments and license fees and milestone payments, and adjusts the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended.
Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery
The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent by its scientists on development conducted for its collaborators and for its internal proprietary programs, respectively. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators. Research and Development Expenses for Proprietary Drug Discovery consist of direct and indirect costs related to specific proprietary programs. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.
Where the Company’s collaboration agreements provide for it to conduct research or development, and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that the Company concludes is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, the Company will adjust the allocation accordingly.
For example, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, the Company reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Drug Discovery. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene is likely to exercise its option to license one of the remaining three programs. Accordingly, beginning October 1, 2009, the Company began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Drug Discovery. See Note 4 “Deferred Revenue,” for further information about the Company’s collaboration with Celgene.
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
For the quarter ended March 31, 2010
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
Fair Value Measurements - In August 2009 and January 2010, new literature was issued giving companies additional guidance relating to the fair value measurements and disclosures of liabilities. The guidance issued in August 2009 was effective for the Company for the first quarter of fiscal 2010 and was adopted at that time. The guidance issued in January 2010 was effective for the Company for the third quarter of fiscal 2010 and was adopted at that time. The effect of these new literatures is reflected in the accompanying Condensed Financial Statements.
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
Subsequent Events - In February 2010, new guidance was issued related to the recognition and disclosure of subsequent events. The guidance was effective when issued, and all material events occurring subsequent to March 31, 2010 are disclosed in the accompanying Condensed Financial Statements.
Milestone Revenue Recognition - In March 2010, new guidance was issued related to accounting for milestone revenue recognition. The guidance is effective for the Company for the first quarter of fiscal 2011 though early adoption is permitted. The Company adopted the guidance in the current quarter which didn’t have a material impact on the Company’s accompanying Condensed Financial Statements.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
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
Geographic Information
All of the Company’s collaboration agreements are denominated in U.S. dollars. The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for the compounds (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

North America	$18,310	$6,005	$35,706	$19,111
Europe	52	25	161	333
Asia Pacific	14	8	43	30

	$18,376	$6,038	$35,910	$19,474

Significant Collaborators
The following collaborators contributed greater than 10% of total revenue during the periods set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Amgen Inc.	34.7%	0.0%	20.3%	0.0%
Celgene Corporation	22.5%	23.7%	27.5%	22.0%
Genentech, Inc.	42.1%	70.6%	48.0%	66.4%

	99.3%	94.3%	95.8%	88.4%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral to secure the payment obligations of its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, most collaborators pay in advance and management does not believe significant credit risk exists in its recorded accounts receivable as of March 31, 2010.
NOTE 3 – MARKETABLE SECURITIES
The Company’s investments in marketable securities include domestic public corporate debt securities, commercial paper issued by domestic public companies, obligations of U.S. federal government agencies and ARS. All of these investments are held in the name of the Company at a limited number of financial institutions. The Company’s investments in marketable securities were all classified as available-for-sale as of March 31, 2010 and June 30, 2009.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
Marketable securities consisted of the following as of March 31, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Mutual fund securities	$19	$-	$-	$19

Sub-total	19	-	-	19

Long-term available-for-sale securities:
Auction rate securities	11,028	5,933	-	16,961
Mutual fund securities	796	-	-	796

Sub-total	11,824	5,933	-	17,757

Total	$11,843	$5,933	$-	$17,776

Marketable securities consisted of the following as of June 30, 2009 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	7,059	-	-	7,059
Mutual fund securities	237	-	-	237

Sub-total	7,296	-	-	7,296

Long-term available-for-sale securities:
Auction rate securities	13,284	3,234	-	16,518
Mutual fund securities	472	-	-	472

Sub-total	13,756	3,234	-	16,990

Total	$21,052	$3,234	$-	$24,286

The fair value measurement categories of these marketable securities as of March 31, 2010 and June 30, 2009 were as follows (dollars in thousands):

	March 31,	June 30,
	2010	2009

Quoted prices in active markets for identical assets (Level 1)	$815	$7,768
Significant unobservable inputs (Level 3)	16,961	16,518

	$17,776	$24,286

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of March 31, 2010 is as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$19	$19
Due in one year to three years	796	796
Due after 10 years or more	11,028	16,961

	$11,843	$17,776

Auction Rate Securities
The Company’s ARS are currently not liquid. Auctions in the related markets for the ARS were unsuccessful during fiscal 2009 and were suspended during the first and second quarters of fiscal 2009. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points, which has continued through the current fiscal quarter. While the Company now earns a higher contractual interest rate on these investments, the investments may not be liquid at a time when the Company needs to access these funds. In the event the Company needs to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, the Company may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current estimated fair value.
As of March 31, 2010, the Company held five securities with a par value of $26.3 million and an estimated fair value of $17.0 million. As of June 30, 2009, the Company held seven securities with a par value of $32.9 million and an estimated fair value of $16.5 million. The Company sold one of the ARS in the second quarter of fiscal 2010 with a par value of $4.0 million for $2.8 million and realized a gain of $1.2 million, with $394 thousand recognized from Accumulated Other Comprehensive Income. The Company sold one of the ARS in the third quarter of fiscal 2010 with a par value of $2.6 million for $715 thousand and realized a gain of $357 thousand, with $524 thousand recognized from Accumulated Other Comprehensive Income.
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
For the quarter ended March 31, 2010
(Unaudited)
Based on its fair value analysis and fair value estimates as of each quarter end, the Company recorded adjustments to the fair value of its ARS that are summarized below (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Unrealized gains	$1,210	$-	$3,614	$-

Realized gains	$357	$-	$1,521	$-

Losses attributable to the change in unrealized losses	$-	$-	$-	$(1,939)
Other current period losses	-	(3,381)	(217)	(15,803)

Total impairment of marketable securities	$-	$(3,381)	$(217)	$(17,742)

The Company has recorded cumulative net fair value declines to its five ARS of $11.9 million as of March 31, 2010.
A rollforward of adjustments to the fair value of the ARS for the nine months ended March 31, 2010 and 2009 follows (dollars in thousands):

	Nine Months Ended March 31,
	2010	2009

Balance as of prior year end	$16,518	$29,089
Add: Current period gains included in equity	3,614	239
Add: Current period gains included in earnings	1,521	-
Less: Sale of ARS	(3,560)	-
Less: Recognition of unrealized gain from Accumulated Other Comprehensive Income	(915)	-
Less: Current period losses included in earnings	(217)	(15,803)

Balance as of current quarter end	$16,961	$13,525

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
NOTE 4 – DEFERRED REVENUE
Deferred revenue consisted of the following (dollars in thousands):

	March 31,	June 30,
	2010	2009

Amgen, Inc.	$55,521	$-
Celgene Corporation	24,591	34,429
Genentech, Inc.	3,989	5,060
Other	-	84

Total deferred revenue	84,101	39,573
Less: Current portion	(41,432)	(11,233)

Deferred revenue, long term	$42,669	$28,340

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
In partial consideration for the rights granted to Amgen under the agreement, Amgen paid the Company an up-front fee of $60 million. Amgen will also pay the Company for research on second generation compounds based on the number of full-time-equivalent scientists working on the discovery program. The Company is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the Agreement for AMG 151 / ARRY-403 and at least one backup compound are achieved. The Company will also receive royalties on sales of any approved drugs developed under the agreement.
The Company estimates that its obligations under the agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee on a straight-line basis from the date the agreement was signed on December 13, 2009 through that time. The Company recognized $4.9 million and $5.8 million of revenue for the three and nine months ended March 31, 2010, respectively, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
Under the agreement, Celgene made an up-front payment of $40 million to the Company to provide research funding for activities conducted by the Company under the agreement. The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene’s option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. The Company will also receive royalties on net sales of any drugs. The Company retains all rights to the other programs. In June 2009, the parties amended the Celgene agreement to substitute a new discovery target in place of an existing target, and Celgene paid the Company $4.5 million in consideration for the amendment. No other provisions of the agreement with Celgene were modified by the amendment. In September 2009, Celgene notified the Company it was waiving its rights to one of the programs, leaving it the option to select two of the remaining three targets.
The Company had previously estimated that its discovery obligations under the Agreement would continue through September 2014 and accordingly was recognizing as revenue the up front fees received from the date of receipt through September 2014. Effective October 1, 2009, the Company estimated that its discovery efforts under the Agreement will conclude by September 2011 and the Company would complete its obligations at that time. Therefore, the unamortized balance as of September 30, 2009 is being amortized on a straight line basis over the shorter period. The Company recognized $4.1 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. The Company recognized $9.8 million and $4.3 million for the nine months ended March 31, 2010 and 2009, respectively. These amounts are recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
NOTE 5 – LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	March 31,	June 30,
	2010	2009

Credit facility	$126,762	$86,286
Refinance term loan	15,000	-
Term loan	-	10,000
Equipment line of credit	-	5,000

Long-term debt, gross	141,762	101,286
Less: Unamortized discount on credit facility	(30,524)	(18,116)

Long-term debt, net	111,238	83,170
Less: Current portion	-	(15,000)

Long-term debt	$111,238	$68,170

Deerfield Credit Facilities
The Company has entered into two credit facilities (the “Credit Facilities”) with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively “Deerfield”), health care investment funds. Under a Facility Agreement entered into with Deerfield in April 2008, the Company borrowed a total of $80 million (the “2008 Loan”), which was funded in two $40 million payments in June 2008 and December 2008. Certain terms of the 2008 Credit Facility, including the interest rate and payment terms applicable to the 2008 Loan and covenants relating to minimum cash and cash equivalent balances the Company must maintain, were amended in May 2009 when the Company entered into a new Facility Agreement with Deerfield. Under this Facility Agreement, the Company borrowed $40 million (the “2009 Loan”), which it drew down on July 31, 2009.
Accrued interest on the Credit Facilities is payable monthly, and the outstanding principal and any unpaid accrued interest is due on or before April 2014. Interest and principal may be repaid, at the Company’s option, at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The maximum number of shares that the Company can issue to Deerfield under the Credit Facilities is 9,622,220 shares, without obtaining stockholder approval.
Prior to the disbursement of the 2009 Loan, simple interest accrued on the full $80 million principal amount under the 2008 Loan at a 2.0% annual rate and compound interest accrued at an additional 6.5% annual rate. From the date of the Facility Agreement for the 2008 Loan through the July 31, 2009 disbursement date of the 2009 Loan, accrued interest on the 2008 Loan was payable quarterly. The Company made these quarterly interest payments during fiscal 2009 and the first quarter of fiscal 2010. The interest rate on the 2008 Loan was amended upon disbursement of the 2009 Loan on July 31, 2009. As of this date, simple interest began accruing on the $80 million principal balance at the rate of 7.5% per annum, subject to adjustment as described below, and became payable monthly. Compound interest stopped accruing on the 2008 Loan as of July 31, 2009.
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
For the quarter ended March 31, 2010
(Unaudited)
between 8.5% per annum and 14.5% per annum for every $10 million by which it is less than $60 million as follows:

Applied Interest
Total Cash, Cash Equivalents and Marketable Securities	Rate

$60 million or greater	7.5%
Between $50 million and $60 million	8.5%
Between $40 million and $50 million	9.5%
Between $30 million and $40 million	12.0%
Less than $30 million	14.5%
The Credit Facilities contain two embedded derivatives: (1) the variable interest rate structure and (2) Deerfield’s right to accelerate the loan upon certain changes of control of the Company or an event of default, which is considered a significant transaction contingent put option. As discussed in Note 1 “Overview and Basis of Presentation – Long-term Debt and Embedded Derivatives,” these derivatives must be valued and reported separately in the Company’s financial statements, and are collectively referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs.
To estimate fair value of the variable interest rate feature, the Company made assumptions as to interest rates that may be in effect during the term and the impact of repaying the debt at maturity in cash and/or stock. Because the variable interest rate feature is tied to the Company’s cash and cash equivalent balances during the term of the Credit Facilities, the Company was also required to project its cash balances over this period, including forecasted up-front revenue from new collaboration arrangements, milestone payments, other revenue, funds to be provided from issuances of debt and/or equity, costs and expenses and other items. Such forecasts are inherently subjective and, although management believes the assumptions upon which they are based are reasonable, may not reflect actual results. Based on this analysis, the Company estimated the effective interest rate over the term of the note will be 7.55% as of July 31, 2009.
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
As of each quarter end, the Company re-values the effective interest rate and the probability of the exercise of the change in control put. The assumptions used at July 31, 2009, described above, did not change at September 30, 2009, and the estimated fair value of the Embedded Derivatives was determined to be $938 thousand. The assumptions used at December 31, 2009 changed nominally for the effective interest rate to 7.54% and remained at 5% for the probability of the exercise of the change of control put. The estimated fair value of the Embedded Derivatives was determined to be $857 thousand as of December 31, 2009. The assumptions used at March 31, 2010 remained at 7.54% for the effective interest rate and at 5% for the probability of the exercise of the change of control put. The estimated fair

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
value of the Embedded Derivatives based on these assumptions was determined to be $863 thousand as of March 31, 2010.
The change in value of the Embedded Derivatives of $7 thousand and $(199) thousand was recorded as an increase (reduction) to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2010, respectively. Management will re-assess these assumptions at each reporting date, and future changes to these assumptions could materially change the estimated fair value of the Embedded Derivatives, with a corresponding impact on the Company’s reported results of operations.
The Company estimated that the fair value of the Deerfield debt was $92.2 million and $48.7 million at March 31, 2010 and June 30, 2009, respectively. The primary reason for the difference in fair value is that the Company had drawn only $80 million of the total $120 million under the Credit Facilities as of June 30, 2009.
The Company paid Deerfield transaction fees totaling $2 million when the Company drew the funds under the 2008 Loan, and $500 thousand on July 10, 2009 and $500 thousand when the funds were drawn under the 2009 Loan. The transaction fees are included in Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company is amortizing these transaction fees to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss over the respective terms of each of the Credit Facilities. Other direct issuance costs in connection with the transactions were expensed as incurred and were not significant.
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
Warrants Issued to Deerfield
In consideration for providing the 2008 Credit Facility, the Company issued warrants to Deerfield to purchase 6,000,000 shares of Common Stock at an exercise price of $7.54 per share (the “Prior Warrants”). Pursuant to the terms of the Facility Agreement for the 2009 Loan, the Prior Warrants were terminated and the Company issued new warrants to Deerfield to purchase 6,000,000 shares of Common Stock at an exercise price of $3.65 (the “Exchange Warrants”). The Company also issued Deerfield warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock at an exercise price of $4.19 (the “New Warrants” and collectively with the Exchange Warrants, the “Warrants”) when the funds were disbursed on July 31, 2009.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
The Exchange Warrants contain substantially the same terms as the Prior Warrants, except that the Exchange Warrants did not become exercisable until January 31, 2010 and have a lower per share exercise price. The Warrants are exercisable commencing January 31, 2009 and expire on April 29, 2014. Other than the exercise price, all other provisions of the Exchange Warrants and the New Warrants are identical.
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
The Company calculated the incremental value of the Exchange Warrants as the difference between the value of the Exchange Warrants at the new exercise price of $3.65 and the value of the Prior Warrants at the prior exercise price of $7.54. The Black-Scholes option pricing models used to calculate these values used the following assumptions:
•	Risk-free interest rate of 1.86%;

•	Volatility of 61.94%;

•	Expected life of five years; and

•	Dividend yield of zero.
Prior to disbursement of the 2009 Loan, the Company recorded the incremental value of the Exchange Warrants of $3.3 million as of June 30, 2009 in Other Long-Term Assets and Warrants in the accompanying Condensed Balance Sheets. Following disbursement of the 2009 Loan on July 31, 2009, the Company reclassified the balance in Other Long-Term Assets to Debt Discount and began amortizing the discount to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss from July 31, 2009 to the end of the term of the Credit Facilities.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
A reconciliation of the total interest expense recognized by the Company for the Deerfield Credit Facilities for the three and nine months ended March 31, 2010 and 2009 follows (dollars in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

2.0% simple interest	$-	$395	$124	$1,201
6.5% compounding interest	-	1,339	476	4,012
7.5% simple interest	2,250	-	6,000	-
Amortization of the transaction fees	140	795	408	1,612
Amortization of the debt discounts	1,538	88	4,362	180
Change in value of the Embedded Derivatives	7	-	(199)	-

Total interest expense on the Deerfield Credit Facility	$3,935	$2,617	$11,171	$7,005

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
On September 30, 2009, the term and the interest rate structure of the Loan and Security Agreement were amended. The maturity date was extended 120 days from June 28, 2010 to October 26, 2010. Effective October 1, 2009, the outstanding balances under the term loan and the equipment advances accrued interest on a monthly basis at a rate equal to 2.75% above the Prime Rate, as quoted by Comerica Bank, but not less than the sum of Comerica Bank’s daily adjusting LIBOR rate plus 2.5% per annum.
On March 31, 2010, the term and interest rate structure of the Loan and Security Agreement were amended. The term loan and equipment advances were also combined into one instrument referred to as the Refinance Term Loan. The maturity date was extended three years from October 26, 2010 to October 26, 2013. Effective April 1, 2010, the outstanding balances under the term loan and the equipment advances will bear interest on a monthly basis at the Prime Rate, as quoted by Comerica Bank, but will not be less than the sum of Comerica Bank’s daily adjusting LIBOR rate plus an incremental contractually predetermined rate. This rate is variable, ranging from the Prime Rate to the Prime Rate plus 4.0%, based on the total dollar amount the Company has invested at Comerica and in what investment option those funds are invested.
In addition, total available revolving lines of credit of $6.8 million have been established to support outstanding standby letters of credit in relation to the Company’s facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016.
As of March 31, 2010, the Refinance Term Loan had an interest rate of 3.25% per annum. The Company recognized $217 thousand and $57 thousand of interest for the three months ended March 31, 2010 and 2009, respectively. The Company recognized $514 thousand and $284 thousand of interest for the nine months ended March 31, 2010 and 2009, respectively. These charges are recorded in Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.
The following table outlines the level of Cash, Cash Equivalents and Marketable Securities the Company must hold in accounts at Comerica Bank per the Loan and Security Agreement based on the Company’s

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
total Cash, Cash Equivalent and Marketable Securities, which was modified as part of the March 31, 2010 amendment.

Cash on Hand
Total Cash, Cash Equivalents and Marketable Securities	at Comerica

Greater than $40 million	$-
Between $25 million and $40 million	$10,000,000
Less than $25 million	$22,000,000
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
The estimated fair value of the Loan and Security Agreement was $15.0 million and $14.3 million as of March 31, 2010 and June 30, 2009, respectively.
Commitment Schedule
A summary of the Company’s contractual commitments as of March 31, 2010 under the Credit Facilities and the Loan and Security Agreement discussed above are as follows (dollars in thousands):

For the twelve months ended March 31,
2011	$-
2012	-
2013	-
2014	15,000
2015	126,762

$141,762

NOTE 6 – NET LOSS PER SHARE
As a result of the Company’s net losses for the three-month periods ended March 31, 2010 and 2009 all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share. As of March 31, 2010 and 2009, the number of potentially dilutive common stock equivalents excluded from the diluted net loss per share calculations was 1,303,485 shares and 440,659 shares, respectively.
NOTE 7 – SHARE BASED COMPENSATION EXPENSE
The Company adopted the modified prospective method for expensing share-based compensation as of July 1, 2005, which requires that all share-based payments to employees be recognized in the

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
Condensed Statements of Operations and Comprehensive Loss at the fair value of the award on the grant date. Under this method, the Company recognizes compensation expense equal to the grant date fair value for all share-based payments (i) granted prior to, but not yet vested, as of July 1, 2005 and (ii) granted on or after July 1, 2005. Shared-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP. The fair value of all stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants. See Note 13 “Employee Compensation Plans” to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2009 for more information about the assumptions used by the Company under this valuation methodology. During the three and nine months ended March 31, 2010, the Company made no material changes to these assumptions.
During the three months ended March 31, 2010 and 2009, the Company issued new stock options to purchase a total of 939 thousand shares and 18 thousand shares of common stock, respectively. The Company recognized compensation expense related to stock options of $1.0 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.
During the nine months ended March 31, 2010 and 2009, the Company issued new stock options to purchase a total of 1.2 million shares and 1.3 million shares of common stock, respectively. The Company recognized compensation expense related to stock options of $3.6 million and $4.0 million for the nine months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, there was $5.9 million of total unrecognized compensation expense, including the impact of expected forfeitures, related to unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.4 years.
The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount. During the three months ended March 31, 2010 and 2009, the Company recognized compensation expense related to its ESPP of $178 thousand and $193 thousand, respectively. During the nine months ended March 31, 2010 and 2009, the Company recognized compensation expense related to its ESPP of $608 thousand and $579 thousand, respectively.
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
During the three months ended March 31, 2010, the Company sold 544,126 shares of common stock at an average price of $2.60 per share, and received gross proceeds of $1.4 million. The Company paid commissions to the Agent relating to these sales equal to $42 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $21 thousand.
During the nine months ended March 31, 2010, the Company sold 1,300,816 shares of common stock at an average price of $2.72 per share, and received gross proceeds of $3.5 million. The Company paid commissions to the Agent relating to these sales equal to $106 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $264 thousand.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended March 31, 2010
(Unaudited)
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
NOTE 10 – SUBSEQUENT EVENT
The Company and Novartis International Pharmaceutical Ltd. entered into a License Agreement in April 2010 (the “Agreement”) granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162 (ARRY-162), currently in a Phase 1 cancer trial, and MEK300 (ARRY-300), as well as other specified MEK inhibitors. Under the Agreement, the Company is responsible for completing the on-going Phase 1 clinical trial of MEK162 and the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the Agreement, subject to the Company’s option to co-detail approved drugs in the United States.
In consideration for the rights granted to Novartis under the Agreement, the Company will initially receive $45 million, comprising an upfront and milestone payment, in the fourth quarter of fiscal 2010 and is also entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the Agreement are achieved. The Company is entitled to receive additional commercial milestone payments for MEK300, and for other MEK inhibitors. Novartis will also pay the Company royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level. The Company will pay a percentage of development costs up to a maximum amount with annual caps. The Company may opt out of paying its share of development costs with respect to one or more products; in this event, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the United States, and the Company would no longer have the right to develop or detail such product.
The Agreement will be in effect on a product-by-product and county-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the Agreement in the event of an uncured material breach of a material obligation under the Agreement by the other party upon 90 days prior notice. Novartis may terminate portions of the Agreement following a change in control of the Company and may terminate the Agreement in its entirety or on a product-by-product basis with 180 days prior notice. The Company and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by it under the Agreement, negligence or willful misconduct or breach of covenants, warranties or representations made by it under the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by us and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. All forward looking statements are made as of the date hereof, and, unless required by law, we undertake no obligation to update any forward-looking statements.
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
The five most advanced wholly-owned programs in our development pipeline as of March 31, 2010 are as follows:
1.	MEK162, a MEK inhibitor for cancer

2.	ARRY-380, a HER2 inhibitor for breast cancer

3.	ARRY-520, a KSP inhibitor for acute myeloid leukemia, or AML, and multiple myeloma, or MM

4.	ARRY-614, a p38/Tie 2 dual inhibitor for myelodysplastic syndrome, or MDS

5.	ARRY-543, a HER2/EGFR inhibitor for solid tumors
In addition to these proprietary development programs, the seven most advanced partnered drugs in clinical development as of March 31, 2010 are as follows:
1.	AMG 151 / ARRY-403, a glucokinase activator for Type 2 diabetes, partnered with Amgen Inc.

2.	AZD6244, a MEK inhibitor for cancer, partnered with AstraZeneca, PLC

3.	AZD8330, a MEK inhibitor for cancer, partnered with AstraZeneca, PLC

4.	RG7227/ITMN-191, a hepatitis C virus (HCV) protease inhibitor danoprevir, partnered with InterMune, Inc./Roche Holding AG

5.	LY2603618/IC83, a Chk inhibitor for cancer, partnered with Eli Lilly and Company

6.	VTX-2337, a Toll-like receptor for cancer, partnered with VentiRx Pharmaceuticals, Inc.

7.	VTX-1463, a Toll-like receptor for allergy, partnered with VentiRx Pharmaceuticals, Inc.
We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate an average of one to two Investigational New Drug, or IND, applications per year. Our discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application.
We have built our proprietary pipeline of research and development programs on spending of $403.2 million from our inception through March 31, 2010. Although we continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company, due to ongoing uncertainty in the capital markets as well as general economic conditions that have negatively affected the biopharmaceutical market, we reduced our spending on our proprietary discovery and development programs to focus on advancing our most promising clinical programs through proof-of-concept, which we believe will maximize their value, and, on our most promising discovery candidates. In the third quarter of fiscal 2010, our spending on research and development for proprietary drug discovery was $17.7 million, down from $20.0 million for the same quarter in fiscal 2009. In the first nine months of fiscal 2010 and 2009, our spending on research and development for proprietary drug discovery was $56.0 million and $68.2 million, respectively. In fiscal 2009, we spent $89.6 million in research and development for proprietary drug discovery expenses, as compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively.
As part of our efforts to conserve our capital resources, we reduced our workforce in January 2009 by approximately 40 employees, or 10%, who were primarily in discovery research and support positions, resulting in a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009. We are also accelerating our efforts to partner select discovery and development programs that will provide funding, development and commercial resources, with the goal of optimizing the value of our drug portfolio.
We have received a total of $426.6 million in research funding and in up-front and milestone payments from our collaboration partners through March 31, 2010. Under our existing collaboration agreements as of March 31, 2010, we have the potential to earn up to over $2.0 billion in additional milestone payments if we or our collaborators achieve all the drug discovery objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 16 drug development programs.
Our significant collaborators as of March 31, 2010 include:
•	Amgen Inc., which entered into a worldwide strategic collaboration with us to develop and commercialize our glucokinase activator, AMG 151 / ARRY-403.

•	Genentech, Inc., which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics.

•	Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.

•	AstraZeneca, which licensed three of our MEK inhibitors for cancer, including AZD6244 (ARRY-886), which is currently in multiple Phase 2 clinical trials.

•	InterMune, Inc., which collaborated with us on the discovery of RG7227/ITMN-191, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease. InterMune and its development partner, Roche, have reported that they are currently advancing the drug in a Phase 2b trial evaluating ITMN-191 in combination with standard of care therapies.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2010 refers to the fiscal year ended June 30, 2010 and the third quarter of fiscal 2010 refers to the three months ended March 31, 2010.
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
The following collaborators contributed greater than 10% of total revenue for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Amgen Inc.	34.7%	0.0%	20.3%	0.0%
Celgene Corporation	22.5%	23.7%	27.5%	22.0%
Genentech, Inc.	42.1%	70.6%	48.0%	66.4%

	99.3%	94.3%	95.8%	88.4%

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
The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

North America	$18,310	$6,005	$35,706	$19,111
Europe	52	25	161	333
Asia Pacific	14	8	43	30

	$18,376	$6,038	$35,910	$19,474

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
We disclose assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include our auction rate securities, or ARS, warrants issued by us or embedded derivatives associated with our long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by us may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.
We periodically review the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the carrying value of the investment is written down to its estimated fair value.
Long-term Debt and Embedded Derivatives
The terms of our long-term debt are discussed in detail in Note 5 “Long-term Debt.” The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into, and review all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.
We currently have two embedded derivatives related to our long-term debt with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield). The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate repayment of the debt in the event of certain changes in control of our company. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, our Embedded Derivatives are measured using Level III, or unobservable inputs, as there is no active market for them. The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included, and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as of July 31, 2009, the date funds were disbursed under the credit facility entered into in May 2009, and as of September 30, 2009 and March 31, 2010. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions, and the use of different assumptions could result in significantly different estimated fair values.
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
Marketable Securities
We have designated our marketable securities as of March 31, 2010 and June 30, 2009 as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they will remain available-for-sale based on our current intent and ability to sell the security if we are required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses are reported in Interest Income and Interest Expense, respectively, in the accompanying Condensed Statements of Operations and Comprehensive Loss as incurred. Declines in value judged to be other-than-temporary are reported in Impairment of Marketable Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss as recognized. The cost of securities sold is based on the specific identification method.
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
Accrued Outsourcing Costs
Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations, and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive.
Revenue Recognition
Most of our revenue is from our collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. Our agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program, and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from the sale of compounds on a per-compound basis. We report revenue for discovery research funding, the sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as

Collaboration Revenue. License and Milestone Revenue is combined and consists of the current period’s recognized up-front fees and ongoing milestone payments from collaborators.
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
We also have agreements that provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment finances the future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are related to activities for which there are no future obligations, and as a result, are recognized when earned in their entirety.
We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjusts the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition related to non-refundable license fees and up-front payments and to milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended.
Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery
We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate most of these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent by our scientists on our collaborations and for our internal proprietary programs, respectively. Preclinical and clinical outsourcing costs are charged directly to the collaboration program. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development Expenses for Proprietary Drug Discovery consist of direct and indirect costs related to specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.
Where our collaboration agreements provide for us to conduct research or development, and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, we will adjust the allocation accordingly.
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
Results of Operations
Collaboration Revenue
Collaboration Revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners and to a small degree the sale of chemical compounds.
A summary of our collaboration revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Nine Months Ended		Change 2010 vs.
	March 31		2009		March 31,		2009
	2010	2009	$	%	2010	2009	$	%

Collaboration revenue	$5,396	$4,399	$997	22.7%	$14,874	$13,427	$1,447	10.8%

The increase in Collaboration Revenue of $997 thousand, or 22.7%, in the three months ended March 31, 2010 was from $1.5 million of revenue from our new collaboration with Amgen. Partially offsetting this was a slight decrease to the number of FTEs engaged on our collaboration with Genentech as well as the expiration of our research activities under our collaboration agreement with VentiRx. The increase during the nine months ended March 31, 2010 was also driven by $800 thousand of additional revenue under our collaboration with Genentech, of which $650 thousand recorded in the first quarter of fiscal 2010 was for the finalization of contract rates for services rendered in the prior fiscal year. This increase was offset by fewer scientists engaged on the Genentech program in the third quarter of fiscal 2010 and a $675 thousand decrease in revenue from our collaboration with VentiRx which ended in September 2009.

x

License and Milestone Revenue
License and Milestone Revenue are combined and consist of up-front license fees and ongoing milestone payments from collaborators.
A summary of our license and milestone revenue follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

License revenue	$9,230	$1,635	$16,286	$4,768
Milestone revenue	3,750	4	4,750	1,279

Total license and milestone revenue	$12,980	$1,639	$21,036	$6,047

For the three and nine months ended March 31, 2010 and 2009, License Revenue increased $7.6 million and $11.5 million, respectively, over the same periods in the prior year. The increase during the three months ended March 31, 2010 includes $4.9 million in revenue for our new collaboration with Amgen and $2.7 million in additional revenue recognized under the Celgene collaboration due to shortening the estimated performance period from five to two years as of September 30, 2009. (See Note 4, “Deferred Revenue – Celgene Corporation” to the accompanying Condensed Financial Statements.)
For the three and nine months ended March 31, 2010 and 2009, Milestone Revenue increased $3.7 million and $3.5 million, respectively, over the same periods in the prior year. The increase during the three and nine months ended March 31, 2010 includes $3.6 million in milestones received for the advancement of certain research programs under our collaboration with Genentech. Additionally, during the first six months of fiscal 2009 we earned a $1.0 million milestone from VentiRx; we similarly earned a $1.0 million milestone from InterMune during the same period in fiscal 2010.
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

A summary of our Cost of Revenue follows (dollars in thousands):

	Three Months Ended				Nine Months Ended		Change 2010 vs.
	March 31,		Change 2010 vs. 2009		March 31,		2009
	2010	2009	$	%	2010	2009	$	%

Cost of revenue	$7,946	$5,515	$2,431	44.1%	$19,103	$15,698	$3,405	21.7%
Cost of revenue as a percentage of total revenue	43.2%	91.3%			53.2%	80.6%
Cost of Revenue increased in absolute dollars and decreased as a percentage of total revenue for the three and nine months ended March 31, 2010 as compared to the same periods in the prior year. The increase in absolute dollars is for preclinical and clinical outsourcing costs for the advancement of certain collaboration programs, including Celgene and our new program with Amgen. These increases were offset by the change in estimate for the Celgene cost allocation from 50% to Cost of Revenue and 50% to Research and Development Expenses for Proprietary Drug Discovery to 33.3% and 67.7%, respectively, as discussed further in Note 4 “Deferred Revenue” to the accompanying Condensed Financial Statements. In addition, there were fewer scientists engaged on our collaboration with Genentech and our collaboration with VentiRx expired in September 2009. The decrease as a percentage of total revenue was because of the increase in license and milestone revenue recognized related to shortening the Celgene recognition period and advancing research programs under our Genentech collaboration, as well as the additional revenue for services in the prior year from Genentech following finalization of contracted rate changes that had no associated incremental costs, as discussed above.
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
The following table shows our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended		Change 2010 vs.
	March 31,		Change 2010 vs. 2009		March 31,		2009
	2010	2009	$	%	2010	2009	$	%

Salaries, benefits and share-based compensation	$8,209	$9,989	$(1,780)	(17.8%)	$24,088	$29,902	$(5,814)	(19.4%)
Outsourced services and consulting	4,094	4,420	(326)	(7.4%)	14,818	18,713	(3,895)	(20.8%)
Laboratory supplies	2,642	1,702	940	55.2%	8,419	9,338	(919)	(9.8%)
Facilities and depreciation	2,357	2,816	(459)	(16.3%)	7,524	8,087	(563)	(7.0%)
Other	390	1,102	(712)	(64.6%)	1,148	2,208	(1,060)	(48.0%)

Total research and development for proprietary drug discovery	$17,692	$20,029	$(2,337)	(11.7%)	$55,997	$68,248	$(12,251)	(18.0%)

Research and Development Expenses for Proprietary Drug Discovery for the three and nine months ended March 31, 2010 decreased from the prior year due to shifting our development efforts towards our most advanced programs and reduced resources devoted to early discovery research, which occurred after the second quarter of fiscal 2009. We believe our spending on research and development for our proprietary programs will continue to trend down during fiscal 2010 because our development costs for AMG 151 / ARRY-403 will be shifted to Amgen under our collaboration agreement with Amgen; because our development costs for MEK162 and MEK300 will be shared and deferred with Novartis under our license agreement with them. The increase in costs for laboratory supplies for the three months ended March 31, 2010 as compared to 2009 is due to decreased purchase volumes in the third quarter of fiscal 2009 as a result of cost containment measures and the head count reduction discussed further in Note 10 – Restructuring Charges in our Report on Form 10-K for the year ended June 30, 2009.
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
A summary of our General and Administrative Expenses follows (dollars in thousands):

	Three Months Ended				Nine Months Ended		Change 2010 vs.
	March 31,		Change 2010 vs. 2009		March 31,		2009
	2010	2009	$	%	2010	2009	$	%

General and administrative	$4,264	$4,461	$(197)	(4.4%)	$12,938	$13,435	$(497)	(3.7%)
General and Administrative Expenses remained relatively consistent between the three and nine months ended March 31, 2010 and 2009. In the third quarter of fiscal 2009, we recorded a non-recurring reduction in estimate of compensation expense for employee bonuses related to our staff reduction. Additionally, we incurred $178 thousand and $800 thousand less in patent related expenses in the three and nine month periods, respectively. Decreased patent expenses in the nine month period ended March 31, 2010 was partially offset by higher compensation related expenses.

Other Income (Expense)
A summary of our Other Income (Expense) follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Impairment of marketable securities	$-	$(3,381)	$(217)	$(17,742)
Gain (loss) on sale of marketable securities	357	-	1,521	-
Interest income	164	412	726	1,823
Interest expense	(4,152)	(2,674)	(11,685)	(7,289)

Total other income (expense)	$(3,631)	$(5,643)	$(9,655)	$(23,208)

The impairment of marketable securities is from the decline in the estimated fair value of our ARS. The investment gains detailed in the table above are the result of the realized gains recorded on the sale of two of our ARS, which were sold in December 2009 and February 2010. See Note 3 “Marketable Securities” in the accompanying Condensed Financial Statements for further information on our ARS.
Interest Income decreased during the three and nine months ended March 31, 2010 as compared to the same periods in fiscal 2009 primarily due to the sale of our two ARS as well as lower effective interest rates and lower average cash and cash equivalent balances in the first nine months of fiscal 2010.
Interest Expense increased in the third quarter and first nine months of fiscal 2010 compared to the same periods in fiscal 2009 due to increased borrowings under the Deerfield credit facilities.
The following table presents the components of Interest Expense for the three and nine months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Deerfield Credit Facility:
2.0% simple interest	$-	$395	$124	$1,201
6.5% compounding interest	-	1,339	476	4,012
7.5% simple interest	2,250	-	6,000	-
Amortization of transaction fees	140	795	408	1,612
Amortization of debt discounts	1,538	88	4,362	180
Change in value of the Embedded Derivatives	7	-	(199)	-

Total interest expense on Deerfield Credit Facility	3,935	2,617	11,171	7,005

Comerica Loan:
Variable interest	217	57	514	284

Total interest expense on Comerica Loan	217	57	514	284

Total interest expense	$4,152	$2,674	$11,685	$7,289

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
Liquidity and Capital Resources
We have incurred operating losses and have an accumulated deficit primarily as a result of ongoing spending for Research and Development Expenses for Proprietary Drug Discovery. As of March 31, 2010, we had an accumulated deficit of $475.0 million. We had net losses of $15.2 million and $29.6 million for the three months ended March 31, 2010 and 2009, respectively. We had net losses of $61.8 million and $101.1 million for the nine months ended March 31, 2010 and 2009, respectively. We had net losses of $127.8 million, $96.3 million and $55.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
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
We believe that our cash, cash equivalents and marketable securities, including the $45 million upfront and milestone payment from Novartis International Pharmaceutical Ltd. discussed below and excluding the value of the ARS we hold, will enable us to continue to fund our operations for more than the next 12 months. We have recently signed and are currently in active licensing discussions with a number of potential partners on select programs. In December 2009, we received a $60 million up front payment from Amgen Inc. under a Collaboration and License Agreement with Amgen for our small-molecule glucokinase activator, AMG 151 / ARRY-403. In April 2010, we signed a License Agreement with Novartis International Pharmaceutical Ltd. under which we will receive $45 million in an upfront and milestone payment in the fourth quarter of fiscal 2010, as discussed further in Note 10 “Subsequent Event” to the accompanying Condensed Financial Statements. Our current operating plan contemplates the receipt of significant additional upfront payments from new collaboration or licensing deals and milestone payments from existing collaborations in the next 12 months. There can be no guarantee, however, that we will be successful in entering into new collaboration or licensing transactions that include such payments or that the milestones will be achieved under existing collaborations resulting in the receipt of milestone payments when anticipated.
If we are unable to obtain additional funding from these or other sources to the extent or when needed, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs. Insufficient funds may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund our operations.
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

Our ability to realize milestone or royalty payments under existing collaboration agreements, and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments, is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain, and we may not be successful in generating proof-of-concept data to create partnering opportunities, and even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all; the drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.
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

Cash, Cash Equivalents and Marketable Securities
Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.
Marketable securities classified as short-term consist primarily of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased. Marketable securities classified as long-term consist of our investments in ARS. See Note 3 “Marketable Securities” in the accompanying Condensed Financial Statements for more information regarding our ARS. Our ability to sell the ARS is substantially limited due to auctions that continue to be suspended for these securities in the related markets. In the event we need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, we may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current fair value. In the second and third quarters of fiscal 2010, we sold ARS with a par value of $4.0 million and $2.6 million, respectively, for $2.8 million and for $715 thousand, respectively.
Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	March 31,	June 30,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$82,560	$33,202	$49,358	148.7%
Marketable securities - short-term	19	7,296	(7,277)	(99.7%)
Marketable securities - long-term	17,757	16,990	767	4.5%

Total	$100,336	$57,488	$42,848	74.5%

Cash Flow Activities
Following is a summary of our cash flows (dollars in thousands):

	Nine Months Ended March 31,		Change 2009 vs. 2008
	2010	2009	$	%

Cash flows provided by (used in):
Operating activities	$(3,734)	$(74,133)	$70,399	(95.0%)
Investing activities	9,814	28,571	(18,757)	(65.7%)
Financing activities	43,278	40,675	2,603	6.4%

Total	$49,358	$(4,887)	$54,245	*

*	Percentage calculated was not meaningful
First Nine Months of Fiscal 2010 - Net cash used in operating activities for the first half of fiscal 2010 was $3.7 million, compared to $74.1 million for fiscal 2009. The difference is primarily attributable to the receipt of $60 million from Amgen Inc. in December 2009 under our License and Collaboration Agreement with them, and to a lesser extent, reduced spending on advancing our own proprietary programs, which decreased net loss, as well as the issuance of stock as payment of 2009 employee bonuses during fiscal 2010 compared to cash bonus distribution during the prior year.
Net cash provided by investing activities was $9.8 million and $28.6 million in the first nine months of fiscal 2010 and 2009, respectively. During the first nine months of fiscal 2010, we invested $2.0 million less in property and equipment than we did in the same period of the prior year related to our plan to reduce overall spending. There were no purchases of marketable securities as well as fewer proceeds from sales compared to the same period in the prior year as a result of our initiative to invest our monies in more liquid, U.S. treasury backed securities.
Net cash provided by financing activities was $43.3 million and $40.7 million for the first nine months of fiscal 2010 and 2009, respectively. This increase was primarily due to the net proceeds of $3.2 million from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co. during the first nine months of fiscal 2010.

Obligations and Commitments
The following table shows our contractual obligations and commitments as of March 31, 2010 (dollars in thousands):

	Less Than	1 to 3	4 to 5
	1 Year	Years	Years	Over 5 Years	Total

Debt obligations (1)	$-	$-	$141,762	$-	$141,762
Interest on debt obligations (3) (4)	9,488	18,976	10,030	-	38,494
Operating lease commitments (2)	7,868	15,989	16,445	10,687	50,989
Purchase obligations (2)	15,805	1,497	6	1	17,309

Total	$33,161	$36,462	$168,243	$10,688	$248,554

(1)	Reflected in the accompanying Condensed Balance Sheets.

(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)	Interest on the variable debt obligations under the Loan and Security Agreement with Comerica Bank is calculated at 3.25%, the interest rate in effect as of March 31, 2010.

(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of March 31, 2010.
We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of March 31, 2010 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.
Purchase obligations totaling $9.9 million are for outsourced services for clinical trials and other research and development costs. Additional purchase obligations of $4.2 million were primarily for software to support the advancement of clinical trials, lab supplies and ongoing equipment and facilities maintenance. The remaining $3.2 million is for all other purchase commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, such as the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2010, we have had little exposure to market risk from changes in foreign currency or exchange rates.
Our investment portfolio, without regard to our ARS, is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of March 31, 2010, $17.0 million of our investment portfolio was invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net income (loss) positively or negatively by $1.0 million based on the current balance of $100.3 million of investments classified as cash and cash equivalents, and short-term and long-term marketable securities available for sale.
Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS were unsuccessful. As of March 31, 2010, we held five securities with a par value of $26.3 million and a fair value of $17.0 million. As of June 30, 2009, we held seven securities with a par value of $32.9 million and a fair value of $16.5 million. We sold one of the ARS in the second quarter of fiscal 2010 with a par value of $4.0 million for $2.8 million and realized a gain of $1.2 million, with $394 thousand reclassified from Accumulated Other Comprehensive Income. We sold another ARS in the third quarter of fiscal 2010 with a par value of $2.6 million for $715 thousand and realized a gain of $357 thousand, with $524 thousand reclassified to earnings from Accumulated Other Comprehensive Income.
Due to these unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS. We recorded an unrealized gain of $711 thousand for the three months ended March 31, 2010. We recorded an unrealized gain of $2.7 million and a realized loss of $217 thousand for the nine months ended March 31, 2010, respectively. We recorded a realized loss of $3.4 million and of $17.7 million for the three and nine months ended March 31, 2009, respectively. The unrealized gains are included in Accumulated Other Comprehensive Income in the accompanying Condensed Balance Sheets. The realized losses are included in Impairment of Marketable Securities in the accompanying Statements of Income and Comprehensive Loss because they are considered other than temporary. We have recorded cumulative loss adjustments of $11.9 million to the ARS as of March 31, 2010. Due to the volatility of the underlying credit markets, the fair value of the ARS may continue to fluctuate and we may experience additional impairments. In the event we need to access any of our ARS prior to the time auctions of these investments are successful or the original issuers retire these securities, we will be required to sell them in a distressed sale in a secondary market, most likely for a significantly lower amount than their current fair value.
As of March 31, 2010, we had $141.8 million of debt outstanding, exclusive of the debt discount of $30.5 million. The Refinance Term Loan under our senior secured credit facility with Comerica Bank of $15.0 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% on the Comerica debt as of March 31, 2010 would result in a change in our annual interest expense of $150 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of March 31, 2010 would result in a change in our annual interest expense of $1.2 million.
Historically, and as of March 31, 2010, we have not used foreign currency derivative instruments or engaged in hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended March 31, 2010 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.
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
If we are unable to generate enough revenue, or to secure additional funding and/or reduce our current rate of research and development spending, we may not be able to fund our current operations. This may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock. In addition, under our credit facility with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield) and our loan agreement with Comerica Bank, if we are unable to maintain certain levels of cash and marketable securities, the lenders may be able to accelerate our obligations under our agreements with them. There is no guaranty that we will secure additional financing needed to fund our current operations and maintain lender-required levels of cash.
We have a history of operating losses and may not achieve or sustain profitability.
We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of March 31, 2010, we had an accumulated deficit of $475.0 million. We had net losses of $15.2 million and $29.6 million for the three months ended March 31, 2010 and 2009, respectively. We had net losses of $61.8 million and $101.1 million for the nine months ended March 31, 2010 and 2009, respectively. We had net losses of $127.8 million, $96.3 million and $55.4 million, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, and expansion of our clinical and scientific capabilities. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.

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
A relatively small number of collaborators account for a significant portion of our revenue. Genentech, Celgene and Amgen accounted for 48.0%, 27.5% and 20.3%, respectively, of our total revenue for the first nine months of fiscal 2010; and Genentech and Celgene accounted for 66.4% and 22.0%, respectively, of our total revenue in the same period of fiscal 2009. We expect that revenue from a limited number of collaborators, including Celgene, Genentech, Amgen and Novartis, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.
Our investments in ARS are not currently liquid and our inability to access these funds may adversely affect our liquidity, capital resources and results of operations. We may be required to further adjust the carrying value of our investment through an impairment charge.
A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS, amounting to seven securities, were unsuccessful. During the first quarter of fiscal 2009, auctions were suspended when Lehman Brothers filed for bankruptcy. As a result, these securities are no longer readily convertible to cash. In the event we need to access these funds, we will not be able to sell these securities for cash until a secondary market develops for these securities. We can make no assurances that this will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS. In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable but that may prove to be inaccurate. Due to the unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS. Based on this analysis, we recorded an unrealized gain of $1.2 million for the three months ended March 31, 2010. We recorded an unrealized gain of $3.6 million and a realized loss of $217 thousand for the nine months ended March 31, 2010, respectively. We recorded a realized loss of $3.4 million and of $17.7 million for the three and nine months ended March 31, 2009, respectively. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments. In addition, if we are required to liquidate these ARS prior to the time auctions for them are successful or the issuer redeems them, we may be required to sell them at a significant discount to their par value.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.
We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our proprietary pipeline of research and development programs on spending of $403.2 million from our inception through March 31, 2010. We continue to commit significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. In the first nine months of fiscal 2010 and 2009, our spending on research and development for proprietary drug discovery was $56.0 million and $68.2 million, respectively. In fiscal 2009, we spent $89.6 million in research and development for proprietary drug discovery expenses, as compared to $90.3 million and $57.5 million for fiscal years 2008 and 2007, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have entered into six out-licensing agreements for the development and commercialization of our drug candidates, and we plan to accelerate initiatives during fiscal 2010 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:
•	Our ability to create valuable proprietary drugs targeting large market opportunities;

•	Research and spending priorities of potential licensing partners;

•	Willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;

•	The success or failure, and timing, or pre-clinical and clinical trials on our proprietary programs we intend to out-license; or

•	Our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.
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
We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We used $63.7 million from our operating activities in the first nine months of fiscal 2010 exclusive of the $60 million up-front license fee from Amgen Inc., and $92.9 million, $45.7 million and $44.5 million in our operating activities in fiscal 2009, 2008 and 2007, respectively. In addition, a portion of our cash flow is dedicated to the payment of interest under our existing senior secured credit facility with Comerica Bank, and to the payment of principal and interest on our credit facilities with Deerfield. In addition, the Senior Credit Facility and the Deerfield Credit Facilities become due and payable in 2013 and 2014, respectively. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.
Our current operating plan and assumptions could change as a result of many factors, and we could require additional funding sooner than anticipated. In addition, we are currently unable to liquidate ARS we hold with an aggregate cost of $26.3 million and a fair value of $17.0 million. If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in dilution to our stockholders.
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
The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $2.83 and $2.24, respectively, during the third quarter of fiscal 2010; $2.81 and $1.72, respectively, during the second quarter of fiscal 2010; $4.45 and $2.38, respectively during the first quarter of fiscal 2010; $8.79 and $2.51, respectively, during fiscal 2009; $12.91 and $4.66, respectively, in fiscal 2008; and $14.40 and $7.55, respectively, in fiscal 2007. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.
We had 338 employees as of March 31, 2010, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 3rd day of May 2010.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer (Principal Financial and Accounting Officer)