Form 10-K
period 2010-06-30
ARRAY BIOPHARMA INC
filed 2010-08-12
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2009 (based upon the closing sale price of such shares as of the last trading day of the second fiscal quarter ended December 31, 2009, on the NASDAQ Global Market) was $85,599,182. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s class of common stock as of August 9, 2010: 53,475,730.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on Form 14A for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

Array BioPharma Inc., the Array BioPharma Inc. logo and the marks “ARRAY BIOPHARMA THE DISCOVERY RESEARCH COMPANY,” “TURNING GENOMICS INTO BREAKTHROUGH DRUGS,” “OPTIMER,” and “ARRAY DISCOVERY PLATFORM” are trademarks of Array BioPharma Inc. in the United States of America (“U.S.”) and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Array,” “we,” “us,” and “our” refer to Array BioPharma Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report filed on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These forward-looking statements include, but are not limited to, statements concerning the future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials by Array or our collaborators; the potential for the results of ongoing preclinical or clinical trials conducted by Array or our collaborators to support regulatory approval or the marketing success of drug candidates; our plans with respect to the timing and scope of the expansion of our clinical and commercialization capabilities; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; the ability of third-party contract manufacturing parties to support our drug development activities; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact.

Although we believe the assumptions upon which our forward-looking statements are based currently to be reasonable, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially viable drugs; our ability to effectively and timely conduct clinical trials in light of increasing costs and difficulties in locating appropriate trial sites and in enrolling patients who meet the criteria for certain clinical trials; the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities; our ability to out-license our proprietary candidates on favorable terms; risks associated with our dependence on our collaborators for the clinical development and commercialization of our out-licensed drug candidates; the ability of our collaborators and of Array to meet objectives tied to milestones and royalties; our ability to attract and retain experienced scientists and management; our ability to achieve and maintain profitability; and the risk factors set forth below under the caption Item 1A. Risk Factors. We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

ITEM 1 -	BUSINESS

Our Business

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target pathways. In addition, leading pharmaceutical and biotechnology companies partner with us to discover and develop drug candidates across a broad range of therapeutic areas.

The six most advanced programs that we are developing alone or with a partner are as follows:

Program		Indication	Partner	Clinical Status

1.	AMG 151/ARRY-403	Glucokinase activator for Type 2 diabetes	Amgen Inc.	Phase 1

2.	MEK162/ARRY-162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 1

3.	ARRY-380	HER2 inhibitor for breast cancer	None; Array owned	Phase 1

4.	ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	None; Array owned	Phase 1/2

5.	ARRY-543	HER2/EGFR inhibitor for solid tumors	None; Array owned	Phase 2

6.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndrome, or MDS	None; Array owned	Phase 1

In addition to these development programs, the seven most advanced partnered drugs in clinical development are as follows:

Program		Indication	Partner	Clinical Status

1.	AZD6244/ARRY-886	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2

2.	AZD8330	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 1

3.	Danoprevir/ RG7227/ITMN-191	Hepatitis C virus (HCV) protease inhibitor	InterMune, Inc. (in partnership with Roche Holding AG)	Phase 2

4.	GDC-0068	AKT kinase inhibitor for cancer	Genentech Inc.	Phase 1

5.	LY2603618/IC83	Checkpoint kinase, or Chk-1, inhibitor for cancer	Eli Lilly and Company	Phase 2

6.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 1

7.	VTX-1463	Toll-like receptor for allergy	VentiRx Pharmaceuticals, Inc.	Phase 1

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our partners.

We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate an average of one to two Investigational New Drug, or IND, applications per year. We have active, partnered drug discovery programs with Amgen, Celgene and Genentech in which we may earn milestone payments and royalties. Our internal discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application. Our internal drug discovery programs include an inhibitor that targets the kinase Chk-1 for the treatment of cancer and a program directed to discovering inhibitors of a family of tyrosine kinase, or Trk, receptors for the treatment of pain. Our Chk-1 inhibitor is a first-in-class, selective, oral drug candidate and in preclinical studies has shown prolonged inhibition of the Chk-1 target.

Business History

We have built our clinical and discovery pipeline programs through spending $400.6 million from our inception through June 30, 2010. In fiscal 2010, we spent $72.5 million in research and development for proprietary drug discovery expenses, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. During fiscal 2010, we signed strategic collaborations with Novartis and Amgen. Together these collaborations provided Array with $105 million in initial payments, over $1 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, double digit royalties and commercial co-detailing rights. We have received a total of

$478.1 million in research funding and in up-front and milestone payments from our collaboration partners since inception through June 30, 2010. Under our existing collaboration agreements, we have the potential to earn over $2.7 billion in additional milestone payments if we or our collaborators achieve all the drug discovery, development and commercialization objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 17 drug development programs.

Our significant collaborators include:

•	Amgen, which entered into a worldwide strategic collaboration with us to develop and commercialize our glucokinase activator, AMG 151.
•	AstraZeneca, which licensed three of our MEK inhibitors for cancer, including AZD6244, which is currently in multiple Phase 2 clinical trials.
•	Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.
•	Genentech, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics. One drug, GDC-0068, an AKT inhibitor for cancer, entered a Phase 1 trial during the first half of 2010. The other programs are in preclinical development.
•	InterMune, which collaborated with us on the discovery of danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease, which is currently in Phase 2b clinical trials and which InterMune is developing in partnership with Roche Holding AG.
•	Novartis, which entered into a worldwide strategic collaboration with us to develop and commercialize our MEK inhibitor, MEK162 and other MEK inhibitors identified in the agreement.

Our Strategy

We are building a fully integrated, commercial-stage biopharmaceutical company that invents, develops and markets safe and effective small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. We intend to accomplish this through the following strategies:

•	Invent targeted small molecule drugs that are either first-in-class or second generation drugs that demonstrate a competitive advantage over drugs currently on the market or in clinical development;
•	Partner drugs for co-development and commercialization, selectively retaining U.S. commercial and/or co-promotion rights for drugs that can be distributed through a therapeutically specialized sales force;
•	Partner select early-stage programs for continued research and development under which we would receive research funding, plus significant milestones and royalties; and
•	Build a commercial capability to position our drugs to maximize their overall value. As our first drug nears approval, we plan to build a U.S.-based therapeutically-focused sales force to commercialize or co-promote our drugs.

We have a large number of research and development programs and therefore partnering certain of these programs with collaborators that will provide funding, development, manufacturing and commercial resources is central to our strategy over the next several years. These partnerships may include co-development or co-commercialization and either may be worldwide or limited to certain geographic areas. We plan to advance our most promising development assets internally through clinical proof-of-concept before partnering them, which we believe will maximize their value. We are also identifying certain programs to partner earlier during discovery or preclinical development with the goal of optimizing the potential return for Array on these programs. Our out-license and collaboration agreements with our partners typically provide for up-front payments, research funding, success-based milestone payments, co-detailing rights and/or royalties on product sales.

Discovery and Development Programs

In addition to the development of our proprietary programs, we have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Under some of these collaborations, such as with Amgen for AMG 151 and Novartis for MEK162, we continue development work that is funded all or in part by our collaborators. Under our other partnered programs, the development or research phase has ended but we retain the right to receive clinical and commercialization milestones and/or royalties on sales of any products covered by the collaboration that are approved for marketing and sale. We also have research partnerships with leading pharmaceutical and biotechnology companies, for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas, on targets selected by our partners. In certain of these partnerships, we also perform process research and development, clinical development and manufacture clinical supplies.

Our discovery and development collaborations provide funding for the research and development activities we conduct and, in a number of our current agreements, up-front fees, milestone payments, co-detail rights and/or royalties based upon the success of the program. Our largest or most advanced collaborations include our agreements with Amgen, AstraZeneca, Celgene, Eli Lilly, Genentech, InterMune, Novartis and VentiRx.

Information about our collaborators who comprise 10% or more of our total revenue and information about revenue we receive within and outside the U.S. can be found in Note 2 – Segments, Geographical Information and Significant Collaborators to the accompanying audited Financial Statements included elsewhere in this Annual Report.

Development Programs

Below is a description of our six most advanced programs that we are developing alone or with a partner, their stage in the drug development process and our expected future development plans.

Drug Candidates		Current Development Status	Future Development Plan

AMG 151	GKA	Phase 1 multiple ascending dose trial in Type 2 diabetic patients; partnered with Amgen.	Complete Phase 1 trial after which Amgen will be responsible for all future development.

MEK162	MEK	Phase 1 expansion trial in patients with biliary tract cancer; partnered with Novartis.	Complete expansion trial in patients with biliary tract cancer, initiate an expansion trial in patients with coloretal cancer and initiate a Phase 2 trial in patients with KRAS mutant colorectal cancer. In addition, Novartis currently plans to initiate clinical trials in the coming year.

ARRY-380	HER2	Phase 1 dose escalation trial in cancer patients.	Expand Phase 1 trial in HER2 positive cancer patients.

ARRY-520	KSP	Phase 1 trial in patients with solid tumors and two Phase 1/2 trials in patients with acute myelogenous leukemia and multiple myeloma.	Initiate a Phase 2 single-agent and a Phase 1b/2 combination trial in patients with MM.

ARRY-543	HER2/EGFR	Achieved the maximum tolerated dose of ARRY-543 in three Phase 1b trials of ARRY-543 in combination with Xeloda® (capecitabine), Taxotere® (docetaxel) and Gemzar® (gemcitabine).	We are currently evaluating future study designs for this program.

ARRY-614	P38/Tie2	Phase 1 trial in MDS patients.	Expand MDS trial at the maximum tolerated dose.

1.	AMG 151 - Glucokinase Activator for Type 2 Diabetes Program Partnered with Amgen

In December 2009, we granted Amgen the exclusive worldwide rights to our small molecule glucokinase activator program, including, AMG 151. Under the Collaboration and License Agreement with Amgen, we are responsible for completing certain Phase 1 clinical trials of AMG 151. Array will also conduct further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for the further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provides us with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid an up-front fee of $60 million. Amgen will also fund an agreed upon number of full-time Array employees as part of research collaboration intended to identify and advance second-generation glucokinase activators. We are also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. We will also receive royalties on sales of any approved drugs developed under the agreement.

The agreement with Amgen will be in effect on a product-by-product and country-by-country basis until no further payments are due under the agreement with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the agreement in the event of a material breach of a material obligation under the agreement by the other party that remains uncured after 90 days prior notice and Amgen may terminate the agreement at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice. The parties have also agreed to indemnify each other for certain liabilities arising under the agreement.

Glucokinase activators, or GKAs, such as AMG 151, represent a promising new class of drugs for the treatment of Type 2 diabetes. Glucokinase, or GK, is the enzyme that senses glucose in the pancreas. GK also increases glucose utilization and decreases glucose production in the liver. A reduction of GK activity in the pancreas and the liver is typically observed in diabetic patients. GKAs regulate glucose levels via a dual mechanism of action - working in both the pancreas and the liver. The activation of GK lowers glucose levels by enhancing the ability of the pancreas to sense glucose, which leads to increased insulin production. Simultaneously, GKAs increase the net uptake of blood glucose by the liver. In multiple well-established in vivo models of Type 2 diabetes, AMG 151 was highly efficacious in controlling both fasting and non-fasting blood glucose, with rapid onset of effect and maximal efficacy within five to eight once daily doses. When combined with existing standard-of-care drugs (metformin, sitagliptin and pioglitazone), AMG 151 provided additional glucose control, which reached maximal efficacy after five to seven days of once-daily dosing. AMG 151 did not increase body weight, plasma triglycerides or total cholesterol, whether used as monotherapy or in combination with other diabetes drugs.

Development Status:  In 2009, we completed a Phase 1 trial to evaluate AMG 151 in a single ascending dose study in Type 2 diabetic patients. The study evaluated safety, tolerability and exposure and blood glucose control. The study included seven dose cohorts with a total of 41 patients. AMG 151 was shown to be well tolerated at all doses. AMG 151 was rapidly absorbed and exposure was dose-dependent. AMG 151 provided dose-dependent reduction in glucose excursions in response to a standardized meal as well as reduction in fasting blood glucose.

During fiscal 2010, we initiated two Phase 1 studies, a multiple ascending dose, or MAD, trial in patients with Type 2 diabetes to evaluate safety, exposure and glucose control over a 10-day period and a relative bioavailability study assessing the effect of food and formulation on exposure. Both trials are currently ongoing. During fiscal 2011, we plan to complete the Phase 1 trial, at which point Amgen will be responsible for all future development.

2.	MEK162 - MEK Inhibitor for Cancer Program Allied with Novartis

In April 2010, we granted Novartis under a License Agreement the exclusive worldwide right to develop and commercialize MEK162, which is currently in a Phase 1 cancer trial, as well as ARRY-300 and other specified MEK inhibitors. Under the agreement, we are responsible for completing the on-going Phase 1 clinical trial of MEK162 and may conduct further development of MEK162 in colorectal cancer. Novartis is responsible for all other development activities. Novartis is also responsible for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In connection with signing the agreement, Novartis paid us $45 million, comprising an upfront fee and an initial milestone payment. We are also entitled under the agreement to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved for MEK162 and additional commercial milestone payments for ARRY-300 and other MEK inhibitors Novartis elects to develop under the agreement. Novartis will also pay us double digit royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level. We will pay a percentage of development costs up to a maximum amount with annual caps. We may opt out of paying such development costs with respect to one or more products; in which case the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. and we would no longer have the right to develop or detail such product.

The agreement with Novartis will be in effect on a product-by-product and county-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the agreement in the event of a material breach of a material obligation under the agreement by the other party that remains uncured after 90 days prior notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days prior notice. Array and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by it under the agreement, negligence or willful misconduct or breach of covenants, warranties or representations made by it under the agreement.

Research suggests that the MEK pathway acts as an important axis in the proliferation of some common human tumors including melanoma, non-small cell lung, head, neck and pancreatic cancers. Increasing evidence suggests that MEK inhibition, either alone or in combination with other agents, may become an important therapeutic strategy in treating cancer. We believe MEK162 will be most effective in selected populations of cancer patients, such as those with tumors having BRAF or KRAS mutations as well as in targeted combinations. We also believe MEK162 has advantages over other MEK inhibitors currently in development, including greater potency and improved safety and pharmacokinetics. MEK162 has been administered to more than 300 patients/volunteers in clinical trials for either safety assessment or the treatment of oncology or inflammatory disease. The drug has been well-tolerated and has demonstrated significant pharmacodynamic responses in the completed trials.

Development Status:  During fiscal 2010, we initiated a Phase 1 dose escalation trial of MEK162 in cancer patients and established the maximum tolerated dose. Over the next fiscal year, we plan to continue an expansion trial in patients with biliary tract cancer, initiate an expansion trial in patients with colorectal cancer and initiate a Phase 2 trial in patients with KRAS mutant colorectal cancer. In addition, Novartis currently plans to initiate clinical trials in the coming year.

3.	ARRY-380 - HER2 Program Wholly-owned by Array

HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Herceptin® (trastuzumab), the intravenously-dosed protein inhibitor that modulates HER2, has been approved for HER2 positive metastatic breast cancer patients as well as an adjuvant to surgery in early stage breast cancer patients. The second indication has significantly expanded the number of breast cancer patients eligible for an HER2 inhibitor. ARRY-380 is an orally active, reversible and selective HER2 inhibitor. In multiple preclinical tumor models, ARRY-380 was well tolerated and demonstrated significant dose-related tumor growth inhibition that was superior to Herceptin and Tykerb® (lapatinib). Additionally, in these models, ARRY-380 was well tolerated and additive for tumor growth inhibition when dosed in combination with the standard of care therapeutics Herceptin or Taxotere.

Development Status:  During fiscal 2010, we continued dose escalation in a Phase 1 trial to evaluate the safety, maximum tolerated dose and pharmacokinetics of ARRY-380 in patients with advanced cancer and plan to expand the trial at the maximum tolerated dose in HER2 positive cancer patients during the second half of calendar 2010.

4.	ARRY-520 - KSP Program Wholly-owned by Array

ARRY-520 inhibits kinesin spindle protein, or KSP, which plays an essential role in mitotic spindle formation. Like taxanes and vinca alkaloids, KSP inhibitors inhibit tumor growth by preventing mitotic spindle formation and cell division. However, unlike taxanes and vinca alkaloids, KSP inhibitors do not demonstrate certain side effects such as peripheral neuropathy and alopecia.

ARRY-520 has demonstrated efficacy in preclinical hematological tumor models, with significant response rates observed in models of acute myeloid leukemia, or AML, and multiple myeloma, or MM. Treatment with ARRY-520 in MM models resulted in the regression of tumors that had previously progressed after treatment with Velcade® (bortezomib) or Revlimid® (lenalidomide). In addition, ARRY-520 was active in a wide range of tumor models resistant to other molecules with different mechanisms of action, such as the taxanes. Examination of pharmacodynamic activity in preclinical models reinforced that hematological cancers were among the most sensitive to ARRY-520.

Interim results of a Phase 1 trial of ARRY-520 as a single agent have shown promising preliminary clinical activity in patients with MM. Of 20 evaluable patients, one partial response has been observed in a patient with eight prior lines of treatment who has been on study for more than 13 months and two unconfirmed minor responses also have been observed in patients who only recently started protocol therapy. Nine patients remain on study, five of whom have been treated for longer than six months.

Development Status:  Our clinical development activities for ARRY-520 consisted of the following during fiscal 2010:

•	Completed enrollment in a Phase 1 trial in patients with solid tumors;
•	Completed enrollment in a Phase 1 trial in patients with AML; and
•	Continued a Phase 1/2 trial in patients with MM.

During fiscal 2011, we plan to initiate a Phase 2 single agent trial and a Phase 1b/2 combination trial in patients with MM.

5.	ARRY-543 - HER2 / EGFR Program Wholly-owned by Array

HER2 and EGFR are receptor kinase targets that are over-expressed in a number of malignancies, including breast, lung, pancreas, colon, head and neck cancers. ARRY-543 is a novel, oral ErbB family inhibitor that, unlike approved ErbB inhibitors, targets all members of the ErbB family, either directly or indirectly and has potential advantages in treating tumors that overexpress multiple ErbB family members. ARRY-543 was active in preclinical tumor models that overexpress multiple ErbB family members. In addition, ARRY-543 was active in preclinical models when compared to, and combined with, Herceptin, Xeloda and Taxotere — widely used treatments for solid tumors.

In a Phase 1 trial, ARRY-543 produced prolonged stable disease in patients with solid tumors who had previously failed prior treatments. ARRY-543 was well-tolerated up to 400 mg twice daily, or BID, dosing. Systemic concentrations of ARRY-543 increased with escalating doses at all dose levels tested. Sixty percent of patients receiving doses of 200 mg BID and higher had prolonged stable disease.

In a Phase 1b trial in patients with HER2-positive metastatic breast cancer, or MBC, and ErbB-family cancer patients, ARRY-543 was generally well tolerated and demonstrated evidence of tumor regression and prolonged stable disease in EGFR- and HER2-expressing cancers. Twenty-one MBC patients were evaluated: of the 12 with available biopsies, eight were confirmed HER2 positive. Of the confirmed patients with HER2-positive MBC in this study, 63% had stable disease for 16 weeks or longer. Clinical benefit (tumor regression or stable disease) was demonstrated in five of the eight confirmed HER2 patients and patients with confirmed co-expression of HER2 and EGFR tended to have the best clinical benefit. In patients with other cancers shown to over-express HER2 and EGFR, three patients, with ovarian cancer, cervical cancer and cholangiocarcinoma, respectively, treated with ARRY-543 also achieved stable disease for 16 weeks or more; the patient with cholangiocarcinoma experienced a tumor marker response that was accompanied by a 25% regression of target lesions.

Development Status:  During fiscal 2010, we achieved the maximum tolerated dose and completed enrollment in three Phase 1b studies of ARRY-543 in combination with Xeloda, Taxotere and Gemzar in patients with solid tumors. We are currently evaluating future study designs for this program.

6.	ARRY 614 - p38 / Tie2 for Cancer Program Wholly-owned by Array

P38 regulates the production of numerous cytokines, such as TNF, IL-1 and IL-6, the increased production of which can cause inflammation and aberrant tissue proliferation. Tie2 plays an important role in angiogenesis, the growth, differentiation and maintenance of new blood vessels. ARRY-614, an orally active compound that inhibits both p38 and Tie2, has been found in preclinical models to block angiogenesis, to inhibit inflammation and to antagonize tumor growth, with a low side effect profile after prolonged dosing.

In preclinical hematological tumor models, ARRY-614 was active both as a single agent and in combination with Revlimid. ARRY-614 was well-tolerated and effective in inhibiting cytokines, including IL-6 and TNF, which play a role in the regulation of growth and survival in a number of cancers, particularly hematological cancers. As a single agent, ARRY-614 effectively inhibited angiogenesis in vivo and inhibited tumor growth in preclinical models of MM, and combining ARRY-614 with standard-of-care agents, lenalidomide and Decadron® (dexamethasone), in MM models was shown to provide additional anti-tumor effects.

Development Status:  During fiscal 2010, we continued a Phase 1 trial in patients with myelodysplastic syndrome, or MDS, patients to determine the safety, maximum tolerated dose, pharmacokinetics and to obtain preliminary efficacy data of ARRY-614 in this patient population. Over the next fiscal year, we plan to expand this trial at the maximum tolerated dose.

Other Partnered Development Programs

Below are summaries of our most advanced ongoing partnered discovery and development programs, which are in addition to programs Array is currently developing alone or in partnership with collaborators, such as Amgen and Novartis, which are discussed above under the Development Programs section of this report. Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our collaboration partners.

1.	AstraZeneca - AZD6244 - MEK Program

We initiated a MEK program in July 2001 and quickly identified AZD6244, an orally active clinical candidate. In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program solely in the field of oncology. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, AZD6244 together with two other compounds including AZD8330 we developed during the collaboration, for oncology indications. We retained the rights to all non-oncology therapeutic indications for MEK compounds not selected by AstraZeneca for development. In April 2009, the exclusivity of the parties’ relationship ended and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. To date, we have earned $21.5 million in up-front and milestone payments. The agreement also provides for research funding, which is now complete and potential additional development milestone payments of approximately $75 million and royalties on product sales.

Under our collaboration with AstraZeneca, we conducted Phase 1 clinical testing in 2004. The trial evaluated tolerability and pharmacokinetics of AZD6244 following oral administration to patients with advanced cancer. In addition, the trial examined patients for indications of biological activity as well as pharmacodynamic and tumor biomarkers. AZD6244 inhibited the MEK pathway in tumor tissue at the dose that was later selected for Phase 2 studies and provided prolonged disease stabilization in a number of cancer patients who had previously received numerous other cancer therapies. AstraZeneca is responsible for further clinical development and commercialization for AZD6244 and for clinical development and commercialization for the other two compounds it licensed.

In June 2006, AstraZeneca initiated a Phase 2 study for AZD6244 in malignant melanoma, resulting in a $3 million milestone payment to us. The trial was a randomized Phase 2 study that compared AZD6244 to Temodar® (temozolomide) in the treatment of patients with stage III/IV melanoma patients. AstraZeneca enrolled approximately 180 patients at 40 centers worldwide. AstraZeneca also initiated additional Phase 2 studies for AZD6244 in colorectal, pancreatic and non-small cell lung cancer during 2006. In March 2007, AstraZeneca reported that it dosed its first cancer patient in a Phase 1 clinical trial with AZD8330, triggering a $2 million milestone payment to us. The trial is ongoing.

In 2008, AstraZeneca presented Phase 1 clinical trial results at the American Society of Clinical Oncology, or ASCO, annual meeting of a new AZD6244 capsule formulation that replaces the mix/drink formulation used in all prior trials to that time. AstraZeneca reported that the new capsule’s maximum tolerated dose was 25% lower yet provided, on average, higher exposure than historical values for the mix/drink formulation. The study also reported a complete response in one of the patients. AstraZeneca also presented the following Phase 2 clinical trial results of AZD6244 at ASCO:

•	AZD6244 compared to Alimta® (pemetrexed) in 84 non-small cell lung cancer, or NSCLC, patients, neither of these drugs demonstrated superior efficacy.

•	AZD6244 compared to Temodar in patients with advanced melanoma; results showed no difference between the two treatment arms in the overall population comparing the safety and tolerability profile for AZD6244 and were consistent with the results reported from the Phase 1 trial.

•	AZD6244 compared to Xeloda in patients with metastatic colorectal cancer; results showed that AZD6244 was generally well tolerated, with neither of these drugs demonstrating superior efficacy.
•	In patients suffering from melanomas with RAF mutations in clinical trials, AZD6244 provided partial responses in two out of 14 patients using the Phase 2 mix and drink formulation and a complete response in one out of eight patients using the Phase 1 new capsule formulation.

Further, AstraZeneca presented at the 2009 American Association for Cancer Research annual meeting results on a Phase 2 trial of AZD6244 that showed a 12% overall response rate among patients with biliary cancer.

In 2010, AstraZeneca presented Phase 1 clinical trial results at the ASCO annual meeting with the new AZD6244 capsule formulation. This study evaluated two doses of AZD6244 (50 mg BID and 75 mg BID) in combination with four different chemotherapies: DTIC® (dacarbazine) (1000 mg/m2), docetaxel (75 mg/m2), erlotinib (100 mg daily) or temsirolimus (25 mg weekly). The study enrolled 25 melanoma patients, 18 of which had evaluable tumors. Fourteen out of the 18 patients were treated with AZD6244 plus DTIC, three with AZD6244 plus docetaxel and one with AZD6244 plus temsirolimus. Sixty-seven percent of these patients had previously failed at least one prior systemic treatments. Of the 18 patients, nine had BRAF mutations and nine had wild-type BRAF. Of those patients with BRAF mutations, five had a partial response, four had stable disease with a median time-to-progression of 31 weeks. Of the nine patients with wild-type BRAF, five had stable disease and four had progressive disease with a median time-to-progression of eight weeks. The median time to progression difference between BRAF mutant and wild type BRAF was statistically significant (p=0.01, Wilcoxon rank-sum test). AZD6244 plus chemotherapy had a 56% response rate in patients with BRAF mutations, whereas no responses were observed in patients with wild-type BRAF. Therefore, BRAF mutation-status appears to predict clinical response in this combination. This is the first disclosed efficacy data with the new formulation of AZD6244, which provides twice the drug exposure at the preferred dose.

AstraZeneca has reported that it is currently recruiting patients for the following Phase 2 trials:

•	AZD6244 in combination with DTIC versus DTIC alone in patients with BRAF mutation positive melanoma. This trial has completed enrollment of 80 patients.
•	AZD6244 in combination with Taxotere and versus Taxotere alone in patients with KRAS mutation positive NSCLC. This trial has completed enrollment of 80 patients.
•	AZD6244 or temozolomide in patients with metastatic melanoma of the eye. One hundred fifty nine patients are anticipated to enroll in this trial.
•	AZD6244 in combination with irinotecan in 2nd line patients with KRAS or BRAF mutation positive advanced or metastatic colorectal cancer. Fifty seven patients are anticipated to enroll in this trial.

In addition, AZD6244 is being investigated in a number of studies conducted by the National Cancer Institute in collaboration with AstraZeneca. And in June 2009, AstraZeneca and Merck & Co., Inc. announced a collaboration to research AZD6244 in combination with MK-2206 from Merck in a Phase 1 trial in patients with solid tumors. Preclinical evidence indicates that combined administration of these compounds could enhance their anticancer properties. This is the first time that two large pharmaceutical companies have established a collaboration to evaluate the potential for combining drug candidates at such an early stage of development. The collaboration will more quickly advance a potentially promising anticancer treatment. In general, such combinations would only be studied when one or both of the drugs has entered late-stage development or received marketing approval.

2.	Celgene - Oncology and Inflammation Programs

In September 2007, we entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an upfront payment of $40 million to us to provide research funding for activities conducted by Array. We are responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene’s option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, we are entitled to receive, for each drug, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. We will also receive royalties on net sales of any drugs. We retain all rights to the other programs. In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target and Celgene paid Array an up-front fee of $4.5 million in consideration for the amendment. In September 2009, Celgene notified us that it was waiving its rights to one of the programs leaving it the option to select two of the remaining three targets. In April 2010, Celgene announced names of three of our collaborative research programs: cFMS (oncology), TYK2 (inflammation) and PDGFR (fibrosis). Celgene reported that all three programs have the possibility of entering clinical development over the next 12 to 24 months.

Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised its option, upon six months’ written notice to us. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement. Celgene can also choose to terminate any drug development program for which they have not exercised an option at any time, provided that they must give us prior notice, generally less than 30 days. In this event, all rights to the program remain with Array and we would no longer be entitled to receive milestone payments for further development or regulatory milestones we achieve if we choose to continue development of the program.

3.	Eli Lilly - LY2603618/IC83/CHK-1 Program

In 1999 and 2000, Array entered into collaboration agreements involving small molecule Chk-1 inhibitors with ICOS Corporation. IC83 resulted from the collaboration between Array and ICOS. Eli Lilly and Company (Lilly) acquired ICOS in 2007. Array received a $250 thousand milestone payment after the first patient was dosed with IC83, now LY2603618, in a Phase 1 clinical trial in early 2007. The agreements provided research funding, which has now ended. Array is entitled to receive additional milestone payments totaling $3.5 million based on Lilly’s achievement of clinical and regulatory milestones with LY2603618. LY2603618 is currently in multiple Phase 1/2 clinical trials including non-small cell lung and pancreatic cancers.

4.	Genentech - GDC-0068 and other Oncology Programs

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

In 2005, 2008 and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against an additional third, fourth and fifth target, respectively. Under the agreement, we receive additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. Genentech has paid Array a total of $12.25 million in up-front and milestone payments and we have the potential to earn an additional $60.8 million for all programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

In July 2008, Genentech extended the agreement for an additional two years of funded research through January 2011. Genentech may terminate its agreement with us upon 120 days’ notice. In June 2010, Genentech disclosed that one collaborative drug, GDC-0068, an AKT inhibitor, had entered Phase 1 clinical testing.

5.	InterMune - Danoprevir Hepatitis C Virus NS3/4 Protease Program

From 2002 to 2007, scientists from Array and InterMune collaborated on the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. During the collaboration, the companies jointly discovered danoprevir, which InterMune is now developing in partnership with Roche. Under the terms of the collaboration agreement, InterMune funded certain drug discovery efforts, preclinical testing, process development and manufacturing in conformity with current Good Manufacturing Practices, or cGMP. InterMune will make milestone payments to us based on the selection and progress of clinical drug candidates, as well as royalties on sales of any products derived from the collaboration. To date, we have received $1.8 million in milestone payments and have the potential to earn an additional $16.5 million if all clinical and commercialization milestones are achieved under the agreement. Research funding under this agreement ended in June 30, 2007.

During 2006, we produced and delivered cGMP clinical supplies of danoprevir, and InterMune initiated a Phase 1 clinical trial, triggering a milestone payment to Array. The Phase 1 trial was a randomized, double-blind, placebo controlled study and danoprevir demonstrated substantial antiviral activity (median HCV RNA reductions up to 3.8 log10) when administered as monotherapy for 14 days to patients with chronic HCV genotype 1 infection.

During 2008, InterMune advanced danoprevir in a Phase 1b multiple ascending dose clinical trial evaluating danoprevir in combination with standard of care therapies in treatment-naive patients with chronic HCV genotype 1 infection. InterMune reported the following results from the trial:

•	Danoprevir in combination with standard of care resulted in rapid and persistent reductions in HCV RNA in the patients.
•	Viral rebound was not observed in any patients receiving the treatment and danoprevir in combination with standard of care was safe and generally well-tolerated over 14 days.

During 2009, InterMune initiated a Phase 2b trial evaluating danoprevir in combination with standard of care therapies. In April 2010, InterMune announced top-line results from a planned interim analysis of the trial. Danoprevir was administered at either 300 mg three times daily, 600 mg twice daily or 900 mg twice daily for 12 weeks in combination with PEGASYS® (pegylated interferon alfa-2a) and COPEGUS® (ribavirin), compared with placebo for the same duration plus PEGASYS and COPEGUS. In November 2009, InterMune reported that due to a safety signal, dosing in the 900 mg group had been stopped. InterMune reported that results from the study indicate danoprevir plus PEGASYS and COPEGUS are capable of achieving complete early virologic response rates as high as 90% compared to 43% in the placebo group.

In addition, InterMune completed a Phase 1b trial (INFORM-1) of danoprevir and a polymerase inhibitor, RG7128 and they are planning a sustained virologic response-seeking study in the INFORM program. InterMune is continuing a phase 1b multiple ascending dose trial of ritonavir-boosted danoprevir, and currently plans to launch a Phase 2b study of retonavir-boosted danoprevir plus standard of care, PEGASYS and COPEGUS, during the second half of 2010.

6.	VentiRx - VTX-2337 and VTX-1463 / Toll-Like Receptor (TLR) Program

In February 2007, we entered into a licensing and collaboration agreement with the privately held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our toll-like receptor, or TLR, program. The program contains a number of compounds targeting TLRs to activate innate immunity. VentiRx has reported that it is conducting Phase 1 clinical trials on its first two candidates, VTX-2337 and VTX-1463, in cancer and allergy, respectively. We received equity in VentiRx as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $1.1 million in milestone payments and have the potential to earn $57.5 million if VentiRx achieves the remaining clinical and commercial milestones under the agreement. See Note 5 – Equity Investment to the accompanying Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

Market Opportunity

We believe there is a substantial opportunity in creating drugs for debilitating and life-threatening diseases, especially in cancer, pain and immune/inflammatory diseases. The medical community is seeking targeted therapies that treat both the underlying disease as well as control symptoms more effectively and/or more safely than drugs that are currently available. We believe future patient care will improve with the use of screening to select targeted therapies for more effective disease treatment. Also, clinical trials aimed at well-defined patient populations may show improved response rates and may thereby increase the chances for U.S. Food and Drug Administration, or FDA, approval. This approach may result in a greater number of marketed drugs each aimed at a smaller subset of patients.

Our proprietary pipeline is primarily directed at drugs that treat cancer and inflammatory diseases. The worldwide market for targeted cancer drugs – the cancer drug market’s fastest growing segment – is expected to grow from $30.7 billion in 2009 to $64.4 billion in 2016. The inflammatory disease market is highly diverse and includes rheumatoid arthritis, or RA, osteoarthritis, asthma, chronic obstructive pulmonary disease, or COPD, psoriasis and inflammatory bowel diseases. According to EvaluatePharma, the worldwide market for injectable targeted therapies for RA and prescription nonsteroidal anti-inflammatory drugs, or NSAIDS, and opioids are expected to grow from $23.7 billion in 2009 to $26.7 billion in 2016. Additionally, with the safety concerns over the class of pain medications known as COX-2 inhibitors, new markets are expected to emerge for drugs with novel mechanisms to treat chronic pain associated with arthritis as well as other painful inflammatory disorders. In addition, there remains a large need to address patients with acute or subacute pain, such as post-operative pain. The Type 2 diabetes market is projected to have strong growth, with an increase from approximately $19 billion in 2009 to $35 billion in the U.S., Germany, France, Italy, Spain, the United Kingdom, or U.K., and Japan in 2018. The primary growth drivers are expected to be an expanding drug-treated population and the launch of numerous novel agents.

In addition, the pharmaceutical industry has an ongoing need to fill clinical development pipelines with new drugs to drive future revenue growth. Despite increased spending on internal research, the industry has been unable to meet this demand. As a result, it has become increasingly reliant on biotech companies to acquire new drugs. Due to the scarcity of later-stage clinical assets available for in-licensing, these companies are willing to enter into licensing deals at early stages, including the preclinical stage. However, once a drug has entered clinical development, companies generally require proof-of-concept data, which includes both efficacy and safety, before they will consider licensing a drug candidate. Accordingly, we believe there is an opportunity to license drugs at several stages during the drug development process.

Cancer Market

Despite a wide range of available cancer therapies, patient treatment responses remain limited and variable. As a result, oncologists are increasingly using combination therapies and drug dosing regimens tailored for individual tumor types and patients. Targeted therapies hold the promise of being more efficacious with fewer side effects than cytotoxic chemotherapy drugs, as they are able to specifically target the underlying mechanisms of the disease by regulating discrete aspects of cellular function affecting cancer cells to a greater extent than normal cells. We believe certain cancers will eventually become chronic diseases, treated with a combination of targeted therapies. Our research strategy in the cancer market is to build a pipeline of targeted therapies.

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2010, in the U.S. there will be an estimated 1.5 million new cases of cancer in 2010 and nearly 600 thousand cancer related deaths. The five-year relative survival rate for all cancers diagnosed between 1999 and 2005 was 68%. This represents an 18% improvement from 1975 to 1977. Earlier diagnosis and the use of new and/or improved treatments have driven this improvement.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. for 2010 by major cancer type and types of interest to Array:

	Estimated 2010
Type of Cancer	New Cases	Deaths

Lung	222,520	157,300
Breast	209,060	40,230
Prostate	217,730	32,050
Colorectal	142,570	51,370
Myelodysplastic Syndrome	76,000	unknown
Melanoma	68,130	8,700
Pancreas	43,140	36,800
Liver and Intrahepatic Bile Duct	24,120	18,910
Multiple Myeloma	20,180	10,650
Acute Myelogenous Leukemia	12,330	8,950
Gallbladder and Other Biliary	9,760	3,320
Bones and Joints	2,650	1,460

	1,048,190	369,740

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

Oncology, both in treating cancer itself and palliative therapy, has been a major therapeutic category for biotechnology companies since the inception of the industry. Recently, major pharmaceutical companies have increased their research and development and in-licensing investment in this market, particularly the targeted cancer therapy market. Some of the targeted therapies currently on the market that have been successful include Avastin® (bevacizumab), Gleevec® (imatinib mesylate), Herceptin and Rituxan® (rituximab).

Breast Cancer (ARRY-380 - HER2 inhibitor)

Breast Cancer is the second largest cancer type in the U.S. with an incidence of 209 thousand cases per year. Approximately 30% of all breast cancer patients are HER2 positive. Herceptin is an intravenously-dosed monoclonal antibody currently on the market for the treatment of breast cancers that over express HER2 and is approved as adjuvant therapy for HER2 positive breast cancer and all lines of HER2 positive metastatic breast cancer.

Tykerb, a small molecule drug that modulates HER2 and EGFR, was approved in March 2007 for the treatment of patients with metastatic HER2 positive breast cancer whose tumors have failed to respond to Herceptin and chemotherapy in second and third-line treatment. Tykerb in combination with Xeloda is currently being used in 5% of all treated breast cancer patients, approximately 15% of the HER2 positive subpopulation. Tykerb’s sales during 2009 were $265 million, with 2010 worldwide sales projected at $381 million.

We believe the broad use of Herceptin in HER2 positive settings and the increasing usage of Tykerb/Xeloda combinations in metastatic HER2 positive settings suggest a high potential value for an orally active drug that regulates HER2 and can be conveniently dosed for extended periods of time. ARRY-380 is an orally active, reversible and selective HER2 inhibitor currently in a Phase 1 study to evaluate the safety and pharmacokinectics and determine the maximum tolerated dose in patients with advanced HER2 positive cancer. We believe ARRY-380 has the potential to treat this patient population.

Colorectal Cancer (AZD6244 and MEK162 - MEK inhibitors)

Colon and rectal cancers, collectively referred to as colorectal cancer, is one of the most common forms of cancer. From 2009 to 2016, the number of newly diagnosed incident cases of colon cancer is projected to increase by 9% to 10% across the seven major pharmaceutical markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan). Also during this period, there is projected to be an 18% growth in the number of all those living with a history of colon cancer. The risk of colorectal cancer increases exponentially with age. For this reason, the aging population in the U.S., Western Europe and Japan may result in an increase in the incidence of colorectal cancer.

Treatment of colorectal cancer is closely linked to disease stage. Treatment modalities include surgery, radiotherapy and chemotherapy. Surgical resection of the primary tumor and regional lymph nodes is the only curative treatment and may cure up to 50% of patients. Pharmaceutical therapies play an important adjunctive and palliative role in most cases of stage III and IV colorectal cancer by helping reduce the incidence of recurrence, prolonging survival and improving quality of life. Three biological agents have been approved for metastatic colorectal cancer — Avastin, Erbitux® (cetuximab) and Vectibix® (panitumumab). Use of these biologics is confined to the metastatic setting, although they are being tested in the adjuvant setting.

The roles of epidermal growth factor receptor, or EGFR, and vascular endothelial growth factor receptor, or VEGF, are well established and the focus of many current pharmaceutical therapies in development for the treatment of colorectal cancer. Treatment of colorectal cancer is becoming more individualized, however, following recent data showing that patients with mutated KRAS genes do not respond to anti-EGFR therapy. Consequently, pharmaceutical and biotechnology companies have begun to develop therapies that are based on the testing of the presence of biomarkers, such as KRAS and, to a lesser extent, BRAF mutations, to estimate the efficacy of drugs. Testing for biomarkers is a new paradigm in the treatment of colorectal cancer and we expect biomarkers for drug efficacy to play an ever-increasing role in colorectal cancer treatment. KRAS and BRAF mutations are thought to play a critical role in colorectal cancer progression and maintenance due to activation of the RAS/mitogen-activating protein kinase, or MAPK, pathway. We believe that a therapeutic approach to block this pathway with a MEK inhibitor may provide an effective therapy in patients with cancers that have these mutations.

Lung Cancer (AZD6244 - MEK inhibitor)

According to the National Cancer Institute, lung cancer forms in the tissues of the lung, usually in the cells lining air passages. The two main types are non-small cell lung cancer, or NSCLC, which represents about 81% of lung cancer and small cell lung cancer, which represents about 17%. In 2010, the estimated new cases and deaths from lung cancer (non-small cell, small cell and unspecified other combined) in the U.S. were 222,520 and 157,300, respectively. Lung cancer is the leading cause of cancer-related mortality in the U.S. The five-year relative survival rate for the period of 1995 to 2001 for patients with lung cancer was 15.7%. The five-year relative survival rate varies markedly depending on the stage at diagnosis, from 49% to 16% to 2% for patients with local, regional and distant stage disease, respectively. Patients with resectable disease may be cured by surgery or surgery with adjuvant chemotherapy. Local control can be achieved with radiation therapy in a large number of patients with unresectable disease, but cure is seen only in a small number of patients. Patients with locally advanced, unresectable disease may have long-term survival with radiation therapy combined with chemotherapy. Patients with advanced metastatic disease may achieve improved survival and palliation of symptoms with chemotherapy. However metastatic NSCLC is a fatal disease and the need for more effective and less toxic therapies that can be used as alternatives to or in combination with chemotherapy has led to the investigation of targeted therapies. In NSCLC, major components of cell signaling pathways such as the RAS/MAPK pathway and components of the normal cell cycle are frequently altered and provide the rationale for the evaluation of therapies that target these aberrant pathways including MEK inhibitors.

Melanoma (AZD6244 - MEK inhibitor)

According to the National Cancer Institute, the estimated new cases and deaths from melanoma in the U.S. in 2010 were 68,130 and 8,700, respectively. Melanoma is a malignant tumor of cells that make the pigment melanin and are derived from the neural crest. Although most melanomas arise in the skin, they may also arise from mucosal surfaces or at other sites to which neural crest cells migrate. Melanoma occurs predominantly in adults and more than 50% of the cases arise in apparently normal areas of the skin. Early signs in a nevus that would suggest malignant change include darker or variable discoloration, itching, an increase in size, or the development of satellites. Ulceration or bleeding are later signs. Melanoma in women occurs more commonly on the extremities and in men on the trunk or head and neck, but it can arise from any site on the skin surface. The incidence of malignant melanoma is increasing at a rate greater than any other human cancer. The optimal treatment for melanoma varies with the stage of the disease. In patients with early disease, surgical excision is the treatment of choice with some of these patients receiving adjuvant therapy with interferon alfa (IFNa). Surgical excision of limited distant metastatic disease can occasionally produce durable benefit, but most patients with distant metastases require systemic therapy. Systemic therapies include chemotherapy and immunotherapy, used either alone or in combination. Several novel targeted therapies are under study including several that target specific molecular abnormalities such as BRAF mutation. The BRAF inhibitor, PLX4032 has shown promising results in patients with metastatic melanoma. As MEK inhibitors target the MAPK pathway which is activated with BRAF mutation, they may also have the potential for activity in BRAF mutant melanoma.

Multiple Myeloma (ARRY-520 - KSP inhibitor)

Multiple myeloma, or MM, is a hematological cancer in which malignant plasma cells are overproduced in the bone marrow. Normal plasma cells are white blood cells that produce antibodies that fight infection and disease. MM plasma cells replace normal plasma cells and other white blood cells which are important to maintaining the immune system.

MM is the second most common hematologic malignancy and garners significant sales due to the cost of treatment regimens and relatively long life expectancies among patients. It primarily afflicts the elderly with median age at diagnosis occurring between the ages of 67 to 72 in the U.S. The annual incidence of newly diagnosed MM patients is approximately 44 thousand in the seven major global markets with approximately 19 thousand in the U.S. Survival has increased in recent years to anywhere from five to seven years for patients able to undergo stem cell transplant in combination with high-dose targeted drug therapy.

Market growth of therapies that treat MM is expected to be strong, with sales across the seven major pharmaceutical markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan) forecasted to grow annually by 10.7% from $2.6 billion in 2009 to $5.3 billion in 2018. This growth will be driven by three factors:

1.	Increased efficacy of current treatments, notably the leading targeted therapies of Velcade, Revlimid and Thalomid® (thalidomide), leading to longer life expectancy and allowing for more drug therapy to be administered;
2.	Increased use of existing and new drug combinations, particularly combinations with Velcade and Revlimid, leading to higher overall regimen costs; and
3.	Introduction and uptake of new, higher cost therapies, particularly greater uptake of Revlimid and anticipated launch of premium priced next generation proteasome inhibitors and immunomodulatory drugs such as carfilzomib and pomalidomide.

Despite progress in treating MM, current treatments do not cure the disease and are highly toxic. Therefore, there exists opportunities for drug therapies with novel mechanisms of action and/or drugs that act synergistically with existing leading therapies. We believe ARRY-520 has potential in treating MM since these tumors depend on the survival protein MCL-1, which is frequently over-expressed in MM and may be the most sensitive KSP inhibitor to date.

Myelodysplastic Syndromes (ARRY-614 - p38/Tie2 inhibitor)

According to an article published by Elsevier Global Medical News in December 2008, there were about 76 thousand new cases of myelodysplastic syndromes, or MDS, each year in the U.S. This is about eight times greater than previous estimates of MDS incidence based on the National Cancer Institute Surveillance, Epidemiology and End Results Program. The analysis also concluded that patients with MDS have many comorbidities, such as cardiac complications, dyspnea, diabetes and kidney complications. Indeed, 74% of newly diagnosed MDS patients developed cardiac complications and 51% developed dyspnea. Over a three-year period, 39% of MDS patients died. Patients with MDS were significantly older, with 72% of them aged 70 years or above.

MDS is forecast to grow modestly by approximately 1% annually from 2009 to 2018; total sales of existing therapies are projected to increase from $470 million in 2009 to $500 million in 2018. This forecast does not include additional potential growth resulting from any novel, emerging therapies. Current therapies on the market include Vidaza® (azacitidine), Revlimid and Dacogen® (decitabine). Vidaza and Revlimid will capture approximately 70% of the market by 2012. Launch of these agents will also drive an increase in the overall drug-treated population because access to these agents will encourage treatment and because there are few other therapies currently available. Research continues on new therapies to treat MDS, the most promising of which are the histone deacetylase, or HDAC, inhibitors. One goal of ARRY-614 is to provide hematological improvement in low to intermediate grade MDS (increase in red blood cells, neutrophil cells and platelets), thereby reducing the need for transfusions.

Diabetes (AMG151 - Glucokinase Activator)

Diabetes is an epidemic, with approximately 21 million Type 2 diabetics in the U.S. alone in 2009. The total annual U.S. economic cost of diabetes in 2007 was estimated to be $174 billion. Approximately 180 million people worldwide suffer from diabetes. Of these, roughly 90% to 95% have Type 2 diabetes and this population is predicted to double over the next two decades. Type 2 diabetes leads to significant increases in long-term disability (blindness, kidney disease, cardiovascular disease and amputations) and is the seventh leading cause of death in the U.S., primarily due to cardiovascular disease caused by diabetes. Current therapies do not adequately treat the disease, thereby providing the opportunity for effective new drugs to address this unmet medical need.

The Type 2 diabetes market is expected to have strong growth, increasing from $19 billion in 2009 to $31 billion in the U.S., France, Germany, Italy, Spain, the U.K. and Japan in 2018. The primary growth drivers are expected to be an expanding drug-treated population and the launch of several novel agents.

AMG151 represents a promising new class of drugs for the treatment of Type 2 diabetes called glucokinase (GK) activators. GK activators are believed capable of more effective glucose lowering combined with a superior side-effect profile than current therapies. GK activators lower blood glucose levels by a dual mechanism of enhancing glucose-stimulated insulin release from pancreatic β-cells and suppressing net hepatic glucose production in the liver. In clinical studies in patients with Type 2 diabetes, AMG151 has demonstrated dose-dependent reductions in both post-meal glucose excursions as well as reductions in fasting blood glucose.

Inflammation and Pain Market (Trk)

Inflammation is a natural biologic response to injury or infectious attack to the human body. Unregulated inflammation results in a broad range of conditions, most of which are classified by the tissue or organ where the inflammation occurs. These conditions include RA in the joints, psoriasis in the skin, asthma and COPD in the lung, fibrotic disease in the liver and kidney, Crohn’s disease and ulcerative colitis in the intestine and atherosclerosis in the arteries. Currently, many of these patients are treated with injectable protein therapeutics, such as Enbrel® (etanercept), Remicade® (infliximab), Humira® (adalimumab) and Kineret® (anakinra), which bind to and/or modulate the activity of the inflammatory cytokines TNF or IL-1. These injectable protein therapeutics have significant cost, safety and patient compliance issues. The major pain therapies currently on the market, including NSAIDs and opioids, have side effect and efficacy issues.

Few innovative therapeutics for pain have emerged in the past several decades and there is a significant unmet medical need for safer and more efficacious drugs for the treatment of both acute and chronic pain. Emerging evidence for the involvement of the neurotrophins NGF and BDNF in acute and chronic pain has provided the basis for novel pain treatment strategies by targeting these pathways. Several antibodies to NGF are in clinical development and significant efficacy has been demonstrated in the absence of many of the side effect issues observed with NSAIDs and opioids.

Over 315 million patients in the U.S. alone are treated for acute pain annually. Acute pain occurs under a broad set of circumstances ranging from bone fractures, post-operative pain in planned surgical or trauma/emergency settings, severe migraine attacks and breakthrough cancer pain. For example, surgical patients typically experience moderate to severe pain for a few days or a few weeks after the procedure and primarily use analgesics, including opiods and/or NSAIDs, to manage the pain.

Opioids have been shown to be efficacious in the management of pain. However, they also have a number of side effects including nausea, vomiting, constipation and respiratory and psychological dysfunction. Additionally, drug abuse is a major concern with the use of opioids. NSAIDs have demonstrated modest pain reduction, but they are less effective than opioids. Although NSAIDS have a more favorable safety profile than opioids, renal toxicity and gastrointestinal bleeding are associated with their use. Cardiovascular side effects are linked with COX-2 inhibitors. This presents an opportunity for a drug with comparable or better efficacy than NSAIDS, including COX-2 inhibitors and opioids.

In contrast to these injectable biologics, Array is developing oral small molecule drugs that selectively inhibit the tyrosine kinase, or Trk, activity of members of the Trk family of neurotrophin receptors. Oral drugs targeting the neurotrophin pathway will provide patient convenience and may have safety advantages relative to antibodies. In addition to an inhibitor that targets a family of Trk receptors, we are developing drugs that modulate important biological targets in key intracellular pathways that control inflammation, potentially providing the ability to treat multiple diseases and conditions with a single oral agent.

Research and Development for Proprietary Drug Discovery

Our primary research efforts are centered on the treatment of cancer, inflammatory disease and pain. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer, inflammatory disease and other important disease areas. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2010, 2009 and 2008, we spent $72.5 million, $89.6 million and $90.3 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

Drug Discovery and Development Timeline

The drug development process is highly uncertain, is subject to a number of risks that are beyond our control and takes many years to complete. The following table outlines each phase in the drug development process. Completion times are difficult to estimate and can vary greatly based on the drug and indication. Therefore, the duration times shown in the table below are estimates only.

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

Animal and other non-clinical studies are often conducted during each phase of human clinical studies. Proof-of-concept for a drug candidate generally occurs during Phase 2, after safety and efficacy data is established.

Our Research and Development Technologies and Expertise

We are continuing to improve our comprehensive research and development capabilities, consisting of four integrated areas of expertise:

•	Discovery Research – Biology, Chemistry and Translational Medicine
•	Process Research, Development, Formulation and Manufacturing

•	Clinical Development
•	Information Technology

Discovery Research

We have a broad drug discovery platform with all the necessary capabilities to efficiently invent new chemical compounds. We continue to add to our breadth of knowledge, refine our processes and hire key scientists who enhance our current capabilities. We have expanded our translational medicine team, which designs and runs mechanistic studies in cell biology and pharmacology to provide insight into clinical development strategy, product differentiation and biomarker support for clinical development. Today, we are recognized as having one of the premier small molecule drug discovery capabilities in the biotech industry in its comprehensiveness, scale and expertise. To date, our average cost to invent a new chemical entity and file an IND application is less than $15 million, compared to estimates of up to $100 million spent by major pharmaceutical companies. The discovery group has created high quality clinical assets with every wholly-owned and to our knowledge, every partnered, drug to reach the clinic to date having been shown to modulate its mechanistic target, as measured by an appropriate clinical biomarker.

Process Research, Development, Formulation and Manufacturing

We have built and we continue to enhance our process research and development and cGMP manufacturing capabilities to accommodate the productivity of our research platform and support our clinical development plans. Our capabilities include formulations, physical form characterization and certain aspects of clinical supply manufacturing. We are growing and improving our abilities to manage the work of contract manufacturing organizations we retain to perform certain of these functions.

Clinical Development

Our current key capabilities within clinical development include clinical operations, safety monitoring, biostatistics, programming and data management, regulatory strategy and program management. This group leads the development and implementation of our clinical and regulatory strategies. The clinical group works closely with the discovery and translational medicine groups to select disease indications in which our drugs are studied in clinical trials. The clinical group designs, directs and implements all clinical operations, including identifying and selecting clinical investigators, recruiting study subjects to participate in our clinical trials, biostatistics, data management, drug safety evaluation and adverse event reporting. The clinical group also is responsible for ensuring that our development programs are conducted in compliance with applicable regulatory requirements. The group also works closely with the cross functional project and clinical teams to facilitate the appropriate and efficient development of our diverse product pipeline.

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

Information Technology

We believe that our information technology, or IT, capabilities provide a competitive advantage in each aspect of our business. Our IT capabilities are essential to increasing our productivity through capturing, organizing and providing appropriate information to improve decision making. Several years ago, we accomplished our goal of creating a paperless discovery research environment, which has empowered our scientists to improve real time decision-making at the bench. Array has recently completed a proprietary clinical information system that parallels the comprehensive capabilities of our discovery system, providing company-wide access to real-time information for each clinical trial as well as the entire drug portfolio. In addition to real-time study data, the system’s information includes planned and actual screening/enrollment at the site level, budget and actual costs by types of activities, important events and milestones. We believe Array now has one of the most advanced clinical IT systems in the entire drug industry. Array’s IT achievements were recently recognized through being selected as a recipient of the 2009 CIO 100 award. This award recognizes organizations around the world that exemplify the highest level of operational and strategic excellence in IT. We were the only biotechnology company selected for this award.

Competitors

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including large pharmaceutical companies with internal discovery and development functions, biotech companies with competing products in the therapeutic areas we are targeting and contract research organizations that perform many of the functions we perform under our collaborations. In addition, we face competition from other pharmaceutical and biotechnology companies seeking to out-license drugs targeting the same disease class or condition as our drug candidates are based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience, price and reimbursement potential. Therefore, we may be unable to enter into collaboration, partnering, or out-licensing agreements on terms that are acceptable to us, or at all. We also compete with other clinical trials for patients who are eligible to be enrolled in clinical trials we or our collaborators are conducting, which may limit the number of patients who meet the criteria for enrollment and delay or prevent us or our collaborators from completing trials when anticipated. Because the timing of entry of a drug in the market presents important competitive advantages, the speed with which we are able to complete drug development and clinical trials, obtain regulatory approval and supply commercial quantities of drugs to the market will affect our competitive position. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, regulatory, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or products that are more effective, safer or less costly, or gain greater market acceptance, than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Government Regulation

Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the U.S. and other countries. Virtually all pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Before a drug product is approved by the FDA for commercial marketing, three phases of human clinical trials are usually conducted to test the safety and effectiveness of the product. Phase 1 clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels. Phase 2 clinical trials, which may also enroll a relatively small number of patient volunteers, are designed to further evaluate the drug’s safety profile and to provide preliminary data as to the drug’s effectiveness in humans. Phase 3 clinical trials consist of larger, well-controlled studies that may involve several hundred or even several thousand patient volunteers representing the drug’s targeted population. During any of these phases, the clinical trial can be placed on clinical hold, or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. In addition, the failure to comply with applicable regulatory requirements in the U.S., including Good Clinical Practices, or GCP, and in other countries in which we conduct development activities could result in failure to obtain approval, as well as a variety of fines and sanctions, such as warning letters, product recalls, product seizures, suspension of operations, fines and civil penalties or criminal prosecution.

The approval process is time-consuming and expensive and there are no assurances that approval will be granted on a timely basis, or at all. Even if regulatory approvals are granted, a marketed product is subject to continual review under federal, state and foreign laws and regulations. Post-marketing requirements include reporting adverse events, recordkeeping and compliance with cGMP and marketing requirements. Adverse events reported after marketing of a drug can result in additional restrictions being placed on the use of a drug and, possibly, in withdrawal of the drug from the market. The FDA or similar agencies in other countries may also require labeling changes to products at any time based on new safety information.

If drug candidates we develop are approved for commercial marketing under a New Drug Application, or NDA, by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the “Hatch-Waxman Act.” The Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated). The period of exclusive marketing may be shortened, however, by a successful patent challenge. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections either have reached expiry or have been successfully challenged by generic entrants.

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

Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies’ activities in other countries. Such laws include the EU Directive 95/46-EC on the protection of individuals with regard to the processing of personal data as well as individual EU Member States implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on the use and dissemination of individuals’ health information.

Our clinical development activities involve the production and use of intermediate and bulk active pharmaceutical ingredients, or API. We frequently contract with third-party manufacturers to produce larger quantities of API for us. Some of these manufacturers are located outside the U.S. and may obtain ingredients from suppliers in other foreign countries before shipping the bulk API to Array in the U.S. Cross-border shipments of pharmaceutical ingredients and products are subject to regulation in the U.S. by the FDA and in foreign jurisdictions, including, in the EU, under laws adopted by the EU Member States implementing the Community Code on Medicinal Products Directive 2001/83, as amended. These regulations generally impose various requirements on us and/or our third-party manufacturers. In some cases, for example in the EU, there are cGMP requirements that exceed the requirements of the FDA. In other cases, we must provide confirmation that we are registered with the FDA and have either a Notice of a Claimed Exception for an IND application, an approved New Drug Application or an approved Biologics License Application.

We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the U.S. Department of Agriculture, or USDA, and regulations under other federal, state and local laws. Violations of any of these requirements could result in penalties being assessed against us.

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

We attempt to protect our trade secrets by entering into confidentiality agreements with our employees, third parties and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions, original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable and if so, we may not have an adequate remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competing technologies or reverse-engineer our trade secrets or other technology.

Our patent strategy is designed to protect inventions, technology and improvements to inventions that are commercially important to our business. We have numerous U.S. patents and patent applications on file with the U.S. Patent and Trademark Office and around the world. The source code for our proprietary software programs is protected both as a trade secret and as a copyrighted work.

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

Employees

As of June 30, 2010, we had 340 permanent full-time employees, including 220 scientists and 52 clinical and regulatory employees, of whom 112 have PhDs or MDs. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Our Corporate Information

Our principal executive offices are located at 3200 Walnut Street, Boulder, Colorado 80301 and our phone number is (303) 381-6600. We were founded in 1998 and became a public company in November 2000. Our stock is listed on the NASDAQ Global Market under the symbol “ARRY.”

Available Information

Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents we file with or furnish to the SEC are available free of charge (i) on the “Investor Relations” section of our website at http://www.arraybiopharma.com or (ii) by sending a written request to Investor Relations at our corporate headquarters. Information on our website is not incorporated by reference into this report.

Additionally, the documents we file or furnish with the SEC are available free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Other information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330.

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

We have expended substantial funds to discover and develop our drug candidates and additional substantial funds will be required for further development, including preclinical testing and clinical trials of any product candidates we develop internally. Additional funds will be required to manufacture and market any products we own or retain rights to commercialize that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. We currently believe that our existing cash resources, will enable us to continue to fund our current operations for at least the next

12 months. However, our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future. Additional funding may include milestone payments under existing collaborations, up-front fees or research funding through new out-licensing transactions, sales of debt or equity securities and/or securing additional credit facilities.

If we are unable to generate enough revenue or secure additional sources of funding and/or reduce our current rate of research and development spending or further reduce our expenses, we may be unable to continue to fund our current operations. Even if we are able to secure the additional sources of funding, it may not be on terms that are favorable or satisfactory to us and may result in significant dilution to our stockholders. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our credit facilities with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield) and our loan agreement with Comerica Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We are at an early stage of executing our business plan and we have a limited history of developing and out-licensing our proprietary drug candidates and offering our drug discovery capabilities. We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2010, we had an accumulated deficit of $490.8 million. We had net losses of $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We expect to incur additional losses and negative cash flows in the future and these losses may continue or increase due in part to anticipated increases in expenses for research and development for proprietary drug discovery, particularly clinical development, expansion of our clinical and scientific capabilities, development of commercial capabilities and acquisitions of complementary technologies. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. Although spending in fiscal 2010 of $72.5 million in research and development for proprietary drug discovery expenses was down from fiscal years 2009 and 2008, during which we spent $89.6 million and $90.3 million, respectively, we invested and expect to continue to invest significantly in proprietary research. Our proprietary drug discovery programs are in their early stage of development and are unproven. Our ability to continue to fund our planned investment in our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have entered into seven out-licensing agreements for the development and commercialization of our drug candidate and we plan to continue to pursue opportunities in calendar 2011 to partner select clinical candidates to obtain additional capital. We may not be successful, however, in entering into additional out-licensing agreements with favorable terms as a result of factors, many of which are outside of our control and which include:

•	Our ability to create valuable proprietary drug candidates targeting large market opportunities;
•	Research and spending priorities of potential licensing partners;
•	Willingness of and the resources available to, pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines; and
•	Our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.

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

Our drug candidates are at early stages of development and we may not successfully develop a drug candidate that becomes a commercially viable drug.

The drug discovery and development process is highly uncertain and we have not developed and may never develop, a drug candidate that ultimately leads to a commercially viable drug. All of our most advanced drug candidates are in the early stages of development, in either Phase 1 or Phase 2 and we do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA, for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. Promising results in preclinical development or clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical and clinical trials. At any time, the FDA may place a clinical trial on clinical hold, or temporarily or permanently stop the trial, for a variety of reasons, principally for safety concerns. We or our collaborators may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

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

At any time, we or our collaborators may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side effect profile, cost or other factors make it effective in treating disease or more beneficial than or preferable to other drugs on the market. Additionally, third-party payors, such as government health plans and health insurance plans or maintenance organizations, may choose not to include our drugs on their formulary lists for reimbursement. As a result, our drugs may not be used or may be used only for restricted applications.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, Amgen and Celgene accounted for 38.6%, 28.2% and 26.1%, respectively, of our total revenue for fiscal 2010. We expect that revenue from Genentech, Amgen and Celgene will continue to account for a large portion of our revenue in future periods. Additionally, Novartis will begin accounting for a large portion of our revenue in future periods. In general, our collaborators may terminate their contracts with us upon 90 to 180 days’ notice for any reason. In addition, some of our major collaborators can determine the scope of research or development activities and whether to continue development of programs we out license under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, we may not receive milestone, royalties or other payments we anticipate under these agreements and our revenue may significantly decrease.

If we need, but are unable to obtain, additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations, the issuance of equity securities and debt financing. Operating activities provided $17.6 million in cash flows in fiscal 2010.

However, excluding the $100 million in up-front fees received from Amgen and Novartis under agreements we entered into with them in fiscal 2010, we used $82.4 million in our operating activities in fiscal 2010, while we used $92.9 million and $45.7 million in our operating activities in fiscal 2009 and 2008, respectively. In addition, a portion of our cash flow is dedicated to the payment of principal and interest to and possibly to fund increased compensating and restricted cash balances with, Comerica Bank on our existing senior secured credit facility and to the payment of principal and interest on our credit facility with Deerfield. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and imposes some restrictions on our operations.

Although we anticipate that we will use more cash in our operating activities in future periods, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to support our current operating plan for at least the next 12 months. However, our current operating plan and assumptions could change as a result of many factors and we could require additional funding sooner than anticipated. In addition, we are currently restricted in our ability to liquidate the auction rate securities, or ARS, we hold. Our ARS have an aggregate cost of $26.3 million and fair value as of June 30, 2010 of $16.6 million. If we are unable to meet our capital requirements from cash generated by our future operating activities and are unable to obtain additional funds when needed, we may be required to curtail operations significantly or to obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our operating plan. If we raise additional capital through the sale of equity or debt securities, the issuance of those securities would result in dilution to our stockholders.

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our proprietary drug programs and other purposes on reasonable terms and have other adverse effects on us and the market price of our common stock.

The U.S. stock and credit markets have been experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our research and development activities and other purposes on reasonable terms, which may cause us to curtail or delay our discovery and development efforts and harm our business. In January 2009, we announced plans designed to conserve our existing capital and to allow us to obtain additional capital outside the financial markets by accelerating partnering opportunities and focusing resources on advancing the development of our most advanced clinical programs. As part of these efforts we also reduced our workforce by approximately 40 employees. A prolonged downturn in the financial markets, however, may cause us to seek alternative sources of potentially less attractive financing and may require us to make further adjustments to our business plan. These events also may make it more difficult or costly for us to raise capital through the issuance of equity or debt. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

In addition, if we are unable to obtain financing when needed, or to fund our operations from funds received through collaboration agreements, our level of cash, cash equivalents and marketable securities may fall below thresholds specified in our debt agreements, requiring us to pay interest at a higher interest rate. Such higher interest rates could also result in a significant increase in the estimated fair value of the embedded derivative liability, which would adversely impact our reported results of operations.

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

A portion of our investment portfolio is invested in ARS. During the fiscal year ended June 30, 2008, auctions for all of the ARS were unsuccessful. During fiscal 2009 and 2010, the auctions continued to be unsuccessful. As a result, these securities are no longer readily convertible to cash. In the event we need to access these funds, we will not be able to sell these securities for cash until a future auction on these investments is successful, the original issuers retire these securities or a secondary market develops for these securities. We can make no assurances that any of these events will occur prior to the time that we may need to access these investments or, if they do, what value we will realize on our ARS. In addition, as currently there is not an active market for these securities, we estimated the fair value of these securities using a discounted cash flow model based on assumptions that management believes to be reasonable. Based on the continual decline in fair value and the magnitude of the discount of fair value from par value for these securities, we have recorded other-than-temporary impairment charges as described in Note 3 – Marketable Securities to the audited financial statements included in this annual report on Form 10-K. If the market makers in these securities are unable to successfully conduct future auctions or the issuer’s credit ratings deteriorate, or if our estimates of fair value later prove to be inaccurate, we may be required to further adjust the carrying value of some or all of these investments through an impairment charge and we may be required to sell them. In addition, if we are required to liquidate these ARS prior to the time auctions for them are successful or the issuer redeems them, we may be required to sell them in a distressed sale in a secondary market most likely for a value that may be lower than their current fair value.

If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. Some of our estimates are included in this report. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by Array or our collaborators may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for and the rate of patient enrollment in, clinical trials and the development priorities of our collaborators. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our collaborators concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

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

We have 340 employees as of June 30, 2010 and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

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

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We have not yet conducted a Phase 3 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals and we may not be successful in some or all of these activities. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. We expect to expend significant amounts to recruit and retain high quality personnel with clinical development experience. Developing commercialization capabilities would be expensive and time-consuming and could delay any product launch and we may never be able to develop this capacity. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third-party clinical investigators, or clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

If we fail to adequately conduct clinical trials, we may not obtain regulatory approvals necessary for the sale of drugs when anticipated, or at all, which would reduce or eliminate our potential return on that program.

Before any of our drug candidates can be sold commercially, we or our collaborators must conduct clinical trials that demonstrate that the drug is safe and effective for use in humans for the indications sought. The results of these clinical trials are used as the basis to obtain regulatory approval from government authorities such as the FDA. Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use and therefore, we may spend as much as several years completing certain trials. Further, the time within which we can complete our clinical trials depends in large part on the ability to enroll eligible patients that meet the enrollment criteria and who are in proximity to the trial sites. We and our collaborators also face competition with other clinical trials for eligible patients. As a consequence, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of our clinical trials that may delay or prohibit regulatory approval of our drug candidates. Even if we or our collaborators successfully conduct clinical trials, we or our collaborators may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

In addition, to execute our clinical development plans, we need to accelerate the growth of our clinical development organization and increase dependence on third-party clinical trial service providers. We anticipate that we will be required to contract with clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including some countries in Eastern Europe, South America and in India. We are conducting and plan to conduct, further clinical trial activities in territories outside the U.S. through third-party clinical trial service providers. Some of these foreign jurisdictions may impose requirements on us or our third-party clinical trial service providers or contract manufacturers that are more stringent than those imposed by the FDA, which may delay the development and approval of our drug candidates.

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

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	Failure to conduct the clinical trial in accordance with regulatory requirements (including Good Clinical Practices, or GCP) or our clinical protocols;
•	Inspection of the clinical trial operations, trial sites or manufacturing facility by the FDA or other regulatory authorities resulting in findings of non-compliance and the imposition of a clinical hold;
•	Unforeseen safety issues or results that do not demonstrate efficacy; and
•	Lack of adequate funding to continue the clinical trial.

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

The development and commercialization of drug candidates for our collaborators and our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our collaborators may decide to repeat or redesign a trial or discontinue development of a drug candidate.

Approval of a drug candidate as safe and effective for use in humans is never certain and regulatory agencies may delay or deny approval of drug candidates for commercialization. These agencies may also delay or deny approval based on additional government regulation or administrative action, on changes in regulatory policy during the period of clinical trials in humans and regulatory review or on the availability of alternative treatments. Similar delays and denials may be encountered in foreign countries. None of our collaborators have obtained regulatory approval to manufacture and sell drug candidates owned by us or identified or developed under an agreement with us. If we or our collaborators cannot obtain this approval, we will not realize milestone or royalty payments based on commercialization goals for these drug candidates.

In light of widely publicized events concerning the safety of certain drug products, such as Avandia® (rosiglitazone), regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential postmarketing drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluations and mitigation strategies, or REMS, that may, for instance, restrict distribution of drug products and impose burdensome implementation requirements on the company. Although drug safety concerns have occurred over time, the increased attention to this issue may result in a more cautious approach by the FDA. As a result, data from clinical trials may receive greater scrutiny with respect to safety. Safety concerns may result in the FDA or other regulatory authorities terminating clinical trials before completion or requiring longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Even if our drug candidates obtain regulatory approval, we and our collaborators will be subject to ongoing government regulation.

Even if regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, recordkeeping, distribution, marketing and sale of these drugs will be subject to strict and ongoing regulation. Compliance with this regulation consumes substantial financial and management resources and may expose us and our collaborators to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates a clinical benefit to patients, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials, changes in labeling or distribution, or we may be required by FDA to develop and implement a REMS to ensure the safe use of our products. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

Given the number of high profile safety events with certain drug products, the FDA may require, as a condition of approval, a REMS that includes costly risk management programs with components including safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs for manufacturers and drug sponsors during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements.

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

Our collaborators have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may decide not to proceed with clinical development or commercialization of a particular drug candidate for any number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our ability to generate milestone payments and royalties from our collaborators depends on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.

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

All facilities and manufacturing processes used in the production of drug products, including APIs for clinical use in the U.S., must be operated in conformity with cGMP as established by the FDA. Similar requirements in other countries exist for manufacture of drug products for clinical use. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we or any contract manufacturers we use fail to comply with these requirements, we may not be able to continue the production of our products and we could be subject to civil and criminal fines and penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. We operate a clinical-scale manufacturing facility that we believe conforms to cGMP requirements. This facility and our cGMP practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements or specifications of other countries and/or of our collaborators, which may exceed applicable regulatory requirements. Failure on our part to comply with applicable regulations and specific requirements or specifications of other countries and/or our collaborators could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products and criminal prosecution. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

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

In addition, our pharmacology facility may be subject to FDA Good Laboratory Practices, or GLP, and the USDA regulations for certain animal species. Failure on our part to comply with applicable regulations and specific requirements of our collaborators could result in the termination of ongoing pharmacology research. Material violations of GLP and USDA requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our pharmacology facility for certain species.

Our development, testing and manufacture of drug candidates may expose us to product liability and other lawsuits.

We develop, test and manufacture drug candidates that are generally intended for use in humans. Our drug discovery and development activities, including clinical trials we or our collaborators conduct, that result in the future manufacture and sale of drugs by us or our collaborators expose us to the risk of liability for personal injury or death to persons using these drug candidates. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $10 million per occurrence and in the aggregate, which we believe is customary in our industry for our current operations. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire or maintain additional or maintain our current insurance policies at acceptable costs or at all.

If our use of chemical and hazardous materials violates applicable laws or regulations or causes personal injury we may be liable for damages.

Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Colorado Department of Public Health and Environment and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials, which could result in material unanticipated expenses, such as substantial fines or penalties, remediation costs or damages, or the loss of a permit or other authorization to operate or engage in our business. Those expenses could exceed our net worth and limit our ability to raise additional capital.

Our operations could be interrupted by damage to our specialized laboratory facilities.

Our operations depend on the continued use of our highly specialized laboratories and equipment in Boulder and Longmont, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these locations is limited and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our collaborators. We maintain business interruption insurance in the amount of $18 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators’ needs in a timely manner could create.

Due to our reliance on contract research organizations and other third parties to conduct our clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

We rely primarily on third parties to conduct our clinical trials. As a result, we have had and will continue to have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Controls we or our third-party service providers have in place to ensure compliance with laws may not be effective to ensure compliance with all applicable laws and regulations.

The discovery and development of our products, together with our general operations, are subject to extensive regulation in the U.S. by state and federal agencies and, as we begin to conduct clinical trials and other activities outside the U.S., in foreign countries. Due to escalating costs and difficulties associated with conducting certain types of clinical trials in the U.S., we expect that we will be required to conduct certain clinical trials in foreign locations where we have little experience, including countries in Eastern Europe, South America and India. We expect that we typically will conduct these trials through third-party clinical trial service providers. In addition, we purchase from third-party suppliers and manufacturers that are located outside the U.S., principally countries in Europe, intermediate and bulk API that are used in our development efforts. As a result, we and our contractors are subject to regulations in the U.S. and in the foreign countries in which the API is sourced and manufactured relating to the cross-border shipment of pharmaceutical ingredients. Although we have developed and instituted controls based on what we believe to be current best practices, we, our employees, our consultants or our contractors may not be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. Further, we have a limited ability to monitor and control the activities of third-party service providers, suppliers and manufacturers to ensure compliance by such parties with all applicable regulations and/or laws. We may be subject to direct liabilities or be required to indemnify such parties against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our employees, consultants or contractors fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

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

The importance of these factors varies depending on the company and type of discovery program and we may be unable to meet any or all of them in the future. Even if we are able to address these factors, these companies may still decide to perform these activities internally or retain other companies that provide drug research and development expertise similar to ours.

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

There are a limited number of pharmaceutical and biotechnology companies and these companies represent a significant portion of the market for our capabilities. The number of our potential collaborators could decline even further through consolidation among these companies. If the number of our potential collaborators declines even further, they may be able to negotiate greater rights to the intellectual property they license from us, price discounts or other terms that are unfavorable to us.

Capital market conditions may reduce our biotechnology collaborators’ ability to fund research and development.

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

Health care reform, including those based on recently enacted legislation and cost control initiatives by third-party payors could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the “Healthcare Reform Act.” This law substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that will be expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which become effective in 2011, may negatively affect any associated product revenues and prospects for continued profitability in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that may impact any associated product revenue and therefore revenue we are entitled to receive from royalties on product sales. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers of branded prescription drugs will be required to provide a 50% discount on drugs dispensed to beneficiaries within this donut hole. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on the ability of Array or our collaborators to successfully commercialize product candidates or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could limit the prices that can be charged for drugs we develop or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies, increase our rebate liability and may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates to each state Medicaid program for medicines reimbursed by Medicaid and to provide discounts for out-patient medicines purchased by certain public health service entities and “disproportionate share” hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. Rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicare Services, the federal agency which administers the Medicaid drug rebate program. These data include the average manufacturer price, or AMP, and in the case of innovator products, the best price for each drug. As a result of the enactment of the Healthcare Reform Act, rebates now also will be due on the utilization of Medicaid managed care organizations, effective March 23, 2010.

Pursuant to the Healthcare Reform Act, the amount of the Medicaid rebate for each unit of a drug has been increased. For innovator products, in general a drug marketed under a new drug application, or NDA, the minimum rebate has been increased from 15.1% to 23.1% of the AMP for that product, or if it is greater, the difference between the AMP and the best price for the drug. The Medicaid rebate for innovator products also includes an additional rebate amount if price increases for the drug exceed the rate of inflation since the product’s launch. The Healthcare Reform Act also caps the total rebate amount for innovator drugs at 100% of the AMP for the drug. In addition, the Healthcare Reform Act changes the definition of AMP and there is additional legislation that is currently pending that would further amend the AMP definition. Regulations have not been adopted to implement any of the enacted statutory changes. There may be additional increases in rebates or other costs and charges from government agencies. Regulations continue to be issued and coverage expanded by various governmental agencies relating to these programs, increasing the cost and complexity of compliance.

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

Also, we expect managed care plans will continue to put pressure on the pricing of pharmaceutical and biopharmaceutical products due to a trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Cost control initiatives could decrease the price that we, or any potential collaborators, receive for any of our future products, which could adversely affect our profitability. These initiatives may also have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to in-licensing drug candidates and the research and development of new drugs, which could reduce our resulting revenue. Any cost containment measures or other reforms that are adopted could have a negative impact on our ability to commercialize successfully our products or could limit or eliminate our spending on development of new drugs and affect our profitability.

We, or our collaborators, may not obtain favorable reimbursement rates for our drug candidates.

The commercial success of our drug candidates will depend on the availability and adequacy of coverage and reimbursement from third-party payors, including government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceuticals and other medical products. Our products may be considered less cost-effective than existing products and, as such, coverage and reimbursement to the patient may not be available or be sufficient to allow the sale of our products on a competitive basis.

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

The drug research and development industry has a history of patent and other intellectual property litigation and we may be involved in costly intellectual property lawsuits.

The drug research and development industry has a history of patent and other intellectual property litigation and we believe these lawsuits are likely to continue. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns. Because we produce drug candidates for a broad range of therapeutic areas and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar drug candidates or capabilities or other suits alleging infringement of their intellectual property rights. There could be issued patents of which we are not aware that our products infringe or patents that we believe we do not infringe that we are ultimately found to infringe. Moreover, patent applications are in many cases maintained in secrecy for 18 months after filing or even until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that we infringe with our products. In addition, technology created under our research and development collaborations may infringe the intellectual property rights of third parties, in which case we may not receive milestone or royalty revenue from those collaborations.

If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including triple damages and we could be required to stop the infringing activity or obtain a license to use the patented technology or redesign our products so as not to infringe the patent. We may not be able to enter into licensing arrangements at a reasonable cost or effectively redesign our products. Any inability to secure licenses or alternative technology could delay the introduction of our products or prevent us from manufacturing or selling products.

The intellectual property rights we rely on to protect our proprietary drug candidates and the technology underlying our tools and techniques may be inadequate to prevent third parties from using our technology or developing competing capabilities or to protect our interests in our proprietary drug candidates.

Our success depends in part on our ability to protect patents and maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. We currently have numerous U.S. patents and patent applications on file with the U.S. Patent and Trademark Office as well as around the world.

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

Drug candidates we develop that are approved for commercial marketing by the FDA would be eligible for market exclusivity for varying time periods during which generic versions of a drug may not be marketed and we could apply to extend patent protection for up to five additional years under the provisions of the Hatch-Waxman Act. The Hatch-Waxman Act provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated, which could reduce the amount of royalties we receive on the product.

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

The drug research and development industry is highly competitive and we compete with some companies that offer a broader range of capabilities and have better access to resources than we do.

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

Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy regulations promulgated under HIPAA. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA’s criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA’s disclosure standards. In addition, international data protection laws including the EU Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Risks Related To Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

As of June 30, 2010, our directors and officers beneficially owned or controlled approximately 10.8% of our issued and outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

Our quarterly operating results could fluctuate significantly, which could cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Entering into licensing or drug discovery collaborations typically involves significant technical evaluation and/or commitment of capital by our collaborators. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including collaborators’ budgetary constraints and internal acceptance reviews and a significant portion of our revenue from these collaborations is attributable to up-front payments and milestones that are non-recurring. Further, some of our collaborators can influence when we deliver products and perform services and therefore receive revenue, under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $4.45 and $1.72, respectively, in fiscal 2010; $8.79 and $2.51, respectively, in fiscal 2009; and $12.91 and $4.66, respectively, in fiscal 2008. Our quarterly operating results, the success or failure of our internal drug discovery efforts, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

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

There are provisions in our certificate of incorporation and bylaws that may discourage a third-party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These include the following provisions in our certificate of incorporation:

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

In addition, our Board of Directors approved a Rights Agreement on August 2, 2001, which could prevent or deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding common stock. We are also subject to the business combination provisions of Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. As a result, it is difficult for a third-party to acquire control of us without the approval of the Board of Directors and, therefore, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Boulder, Colorado, where we lease 150 thousand square feet of office and laboratory space under a lease that expires in July 2016. We lease 78 thousand square feet of laboratory space in Longmont, Colorado under a lease that expires in August 2016. We lease 11 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2014. We have options to extend each of the leases for up to two terms of five years each. In addition, we lease five thousand square feet of storage space in Boulder, Colorado under a lease that expires in March 2013.

ITEM 3. LEGAL PROCEEDINGS

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Sales Prices

Our common stock trades on the NADSAQ Global Market under the symbol “ARRY.” The following table sets forth, for the periods indicated, the range of the closing high and low sales prices for our common stock as reported by the NASDAQ Global Market.

Fiscal Year Ended June 30, 2010	High	Low

First Quarter	$4.45	$2.38
Second Quarter	$2.81	$1.72
Third Quarter	$2.83	$2.24
Fourth Quarter	$4.02	$2.66

Fiscal Year Ended June 30, 2009	High	Low

First Quarter	$8.79	$4.90
Second Quarter	$7.41	$2.93
Third Quarter	$4.57	$2.51
Fourth Quarter	$3.49	$2.67

As of August 9, 2010, there were approximately 72 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never declared nor paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our loan agreements restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Stock Performance Graph

This stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets’ Composite (U.S. companies) Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2010. The graph assumes that $100 was invested on June 30, 2005 in the common stock of Array, the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS
Among Array BioPharma Inc., the NASDAQ Composite Index,
the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index

		NASDAQ	NASDAQ	NASDAQ
	Array	Composite	Pharmaceutical	Biotechnology
Date	BioPharma Inc.	Index	Index	Index

6/30/2005	$100.00	$100.00	$100.00	$100.00
9/30/2005	$113.97	$105.26	$121.43	$119.82
12/31/2005	$111.27	$107.58	$122.59	$124.73
3/31/2006	$145.08	$114.17	$129.55	$129.57
6/30/2006	$136.51	$107.08	$116.57	$115.67
9/30/2006	$135.24	$112.01	$122.00	$121.75
12/31/2006	$205.08	$120.84	$124.05	$124.53
3/31/2007	$201.59	$121.32	$117.82	$121.53
6/30/2007	$185.24	$130.99	$121.31	$127.09
9/30/2007	$178.25	$134.02	$130.18	$135.36
12/31/2007	$133.65	$131.77	$121.47	$128.71
3/31/2008	$111.27	$112.92	$117.30	$124.88
6/30/2008	$74.60	$114.02	$120.57	$126.58
9/30/2008	$121.90	$101.67	$124.60	$131.35
12/31/2008	$64.29	$78.16	$113.02	$120.05
3/31/2009	$41.90	$75.62	$102.49	$111.27
6/30/2009	$49.84	$90.79	$110.65	$119.57
9/30/2009	$37.78	$105.19	$122.54	$131.61
12/31/2009	$44.60	$112.82	$120.22	$132.68
3/31/2010	$43.49	$119.35	$129.51	$144.43
6/30/2010	$48.41	$105.54	$111.36	$122.89

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data items are derived from our audited financial statements. These historical results do not necessarily indicate future results. When you read this information, it is important that you also read our financial statements and related notes, as well as the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Amounts are in thousands except per share data:

	Years Ended June 30,
	2010	2009	2008	2007	2006

Revenue
Collaboration revenue	$21,395	$17,228	$21,513	$30,106	$37,738
License and milestone revenue	32,485	7,754	7,295	6,864	7,265

Total revenue	53,880	24,982	28,808	36,970	45,003
Operating expenses
Cost of revenue	28,322	19,855	21,364	24,936	39,611
Research and development for
proprietary drug discovery	72,488	89,560	90,347	57,464	33,382
General and administrative	17,121	18,020	15,591	13,644	13,683

Total operating expenses	117,931	127,435	127,302	96,044	86,676

Loss from operations	(64,051)	(102,453)	(98,494)	(59,074)	(41,673)
Other income (expense)
Gain (loss) on auction rate securities	1,305	(17,742)	(1,872)	-	-
Interest income	864	2,116	6,064	4,610	2,729
Interest expense	(15,749)	(10,024)	(1,986)	(979)	(670)

Total other income (expense), net	(13,580)	(25,650)	2,206	3,631	2,059

Loss before income taxes	(77,631)	(128,103)	(96,288)	(55,443)	(39,614)
Income tax benefit	-	288	-	-	-

Net loss	$(77,631)	$(127,815)	$(96,288)	$(55,443)	$(39,614)

Weighted average shares outstanding – basic and diluted	50,216	47,839	47,309	40,717	38,759

Net loss per share – basic and diluted	$(1.55)	$(2.67)	$(2.04)	$(1.36)	$(1.02)

	June 30,
	2010	2009	2008	2007	2006

Cash and cash equivalents, marketable securities and restricted cash	$128,869	$57,488	$125,531	$141,331	$70,100
Working capital (deficit)	$39,367	$(5,378)	$66,346	$120,827	$56,008
Total assets	$159,179	$95,055	$163,077	$174,974	$102,173
Long-term debt, net of discount	$112,825	$68,170	$35,355	$15,000	$14,150
Total stockholders’ equity (deficit)	$(116,678)	$(73,701)	$38,027	$107,701	$68,640

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended June 30, 2010. All forward looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this quarterly report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. Our proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target pathways. In addition, leading pharmaceutical and biotechnology companies partner with us to discover and develop drug candidates across a broad range of therapeutic areas.

The six most advanced programs that we are developing alone or with a partner are as follows:

Program	Indication	Partner	Clinical Status

1. AMG 151/ARRY-403	Glucokinase activator for Type 2 diabetes	Amgen Inc.	Phase 1
2. MEK162/ARRY-162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 1
3. ARRY-380	HER2 inhibitor for breast cancer	None; Array owned	Phase 1
4. ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	None; Array owned	Phase 1/2
5. ARRY-543	HER2/EGFR inhibitor for solid tumors	None; Array owned	Phase 2
6. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndrome, or MDS	None; Array owned	Phase 1

In addition to these development programs, the seven most advanced partnered drugs in clinical development are as follows:

Program		Indication	Partner	Clinical Status

1.	AZD6244/ARRY-886	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2
2.	AZD8330	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 1
3.	Danoprevir/ RG7227/ITMN-191	Hepatitis C virus (HCV) protease inhibitor	InterMune, Inc. (in partnership with Roche Holding AG)	Phase 2
4.	GDC-0068	AKT kinase inhibitor for cancer	Genentech Inc.	Phase 1
5.	LY2603618/IC83	Checkpoint kinase, or Chk-1, inhibitor for cancer	Eli Lilly and Company	Phase 2
6.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 1
7.	VTX-1463	Toll-like receptor for allergy	VentiRx Pharmaceuticals, Inc.	Phase 1

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our partners.

We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate an average of one to two Investigational New Drug, or IND, applications per year. We have active, partnered drug discovery programs with Amgen, Celgene and Genentech in which we may earn milestone payments and royalties. Our internal discovery efforts have also generated additional early-stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application. Our internal drug discovery programs include an inhibitor that targets the kinase Chk-1 for the treatment of cancer and a program directed to discovering inhibitors of a family of tyrosine kinase, or Trk, receptors for the treatment of pain. Our Chk-1 inhibitor is a first-in-class, selective, oral drug candidate and in preclinical studies has shown prolonged inhibition of the Chk-1 target.

We have built our clinical and discovery programs through spending $400.6 million from our inception through June 30, 2010. In fiscal 2010, we spent $72.5 million in research and development for proprietary drug discovery expenses, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. During fiscal 2010, we signed strategic collaborations with Novartis and Amgen. Together these collaborations provided Array with $105 million in initial payments, over $1 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, double digit royalties and commercial co-detailing rights. We have received a total of $478.1 million in research funding and in up-front and milestone payments from our collaboration partners since inception through June 30, 2010. Under our existing collaboration agreements, we have the potential to earn over $2.7 billion in additional milestone payments if we or our collaborators achieve all the drug discovery, development and commercialization objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 17 drug development programs.

Our significant collaborators include:

•	Amgen, which entered into a worldwide strategic collaboration with us to develop and commercialize our glucokinase activator, AMG 151.
•	AstraZeneca, which licensed three of our MEK inhibitors for cancer, including AZD6244, which is currently in multiple Phase 2 clinical trials.
•	Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.
•	Genentech, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics. One drug, GDC-0068, an

AKT inhibitor for cancer, entered a Phase 1 trial during the first half of 2010. The other programs are in preclinical development.

•	InterMune, which collaborated with us on the discovery of danoprevir/RG7227/ITMN-191, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease, which is currently in Phase 2b clinical trials and which InterMune is developing in partnership with Roche Holding AG.
•	Novartis, which entered into a worldwide strategic collaboration with us to develop and commercialize our MEK inhibitor, MEK162 and other MEK inhibitors identified in the agreement.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2010 refers to the fiscal year ended June 30, 2010.

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

The following collaborators contributed greater than 10% of our total revenue for the periods presented:

	Years Ended June 30,
	2010	2009	2008

Genentech	38.6%	67.0%	54.1%
Amgen	28.2%	-	-
Celgene	26.1%	23.2%	14.9%
VentiRx	0.2%	7.2%	13.7%
Ono	-	-	14.2%

	93.1%	97.4%	96.9%

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

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

North America	$53,641	$24,575	$24,454
Europe	187	366	230
Asia Pacific	52	41	4,124

	$53,880	$24,982	$28,808

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

Revenue Recognition

Most of our revenue is from our collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. Our agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from the sale of compounds on a per-compound basis. We report revenue for discovery, the sale of chemical compounds and the co-development of proprietary drug candidates we out-license, as Collaboration Revenue. License and Milestone Revenue is combined and consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 establishes four criteria, each of which must be met, in order to recognize revenue for the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

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

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition and are classified as a short-term or long-term liability in the accompanying Balance Sheets. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full-time-equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence, or likelihood of achievement, of development commitments and other significant commitments of ours.

We also have agreements that provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment finances the future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are related to activities for which there are no future obligations and as a result, are recognized when earned in their entirety.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjusts the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition related to non-refundable license fees and up-front payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. As such, while such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations will be performed.

Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent by our scientists on development conducted for our collaborations and for our internal proprietary programs, respectively. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development Expenses for Proprietary Drug Discovery consist of direct and indirect costs related to our specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

Where our collaboration agreements provide for us to conduct research or development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, we will adjust the allocation accordingly.

For example, we granted Celgene Corporation an option to select up to two of four programs developed under our collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, we reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Drug Discovery through September 30, 2009, when Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time, management determined that Celgene is likely to exercise its option to license one of the remaining three programs. As a result, beginning October 1, 2009, we began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Drug Discovery. See Note 6 – Deferred Revenue for further information about the Company’s collaboration with Celgene.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive.

Marketable Securities

We have designated our marketable securities as of each Balance Sheet date as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they remain available-for-sale based on our current intent and ability to sell the security if we are required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Statements of Operations and Comprehensive Loss. Realized gains on ARS are reported in Gains (Losses) on Auction Rate Securities in the accompanying Statements of Operations and Comprehensive Loss as incurred along with declines in value judged to be other-than-temporary when such declines are recognized. The cost of securities sold is based on the specific identification method.

Under the fair value hierarchy, our ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS as part of our overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through all quarters of the current fiscal year. While we believe that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.

See Note 3 – Marketable Securities for additional information about our investments in ARS as well as “Other Income (Expense)” in the Results of Operations discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Fair Value Measurements

Our financial instruments are recognized and measured at fair value in our financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. We use different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received to sell the financial instruments in an orderly transaction between market participants at the measurement date. We use a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•	Level I: Quoted prices in active markets for identical assets and liabilities.
•	Level II: Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level III: Unobservable inputs.

We disclose assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include our ARS, warrants issued by us or embedded derivatives associated with our long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by us may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

We periodically review the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the cost basis of the investment is written down to its then estimated fair value.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt included elsewhere in this Annual Report on Form 10-K. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

We currently have two embedded derivatives related to our long-term debt with Deerfield. The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate repayment of the debt in the event of certain changes in control of our company. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, our Embedded Derivatives are measured using Level III, or unobservable inputs, as there is no active market for them. The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as part of our overall fair value analysis as of July 31, 2009, the date funds were disbursed under the credit facility entered into in May 2009 and for each subsequent quarter end through June 30, 2010. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values.

The fair value of the Embedded Derivatives was initially recorded as Derivative Liabilities and as Debt Discount in our Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Balance Sheets and Interest Expense in the accompanying Statements of Operations and Comprehensive Loss. The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

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

Any transaction fees paid in connection with our long-term debt arrangements that quality for capitalization are recorded as Other Long-Term Assets in the Balance Sheets and amortized to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Results of Operations

Collaboration Revenue

Collaboration Revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which include: co-development of proprietary drug candidates we out-license as well as screening, lead generation and lead optimization research, custom synthesis and process research and to a small degree the development and sale of chemical compounds.

A summary of our collaboration revenue follows (dollars in thousands):

	Years Ended June 30,			Change 2010 vs. 2009		Change 2009 vs. 2008
	2010	2009	2008	$	%	$	%

Collaboration revenue	$21,395	$17,228	$21,513	$4,167	24.2%	$(4,285)	(19.9)%

Fiscal 2010 compared to Fiscal 2009 – The increase in Collaboration Revenue of $4.2 million, or 24.2%, for the year ended June 30, 2010 was from $4.4 million of revenue from our new collaboration with Amgen and $500 thousand of additional revenue under our collaboration with Genentech, of which the $1 million recorded in the first quarter of fiscal 2010 was for the finalization of contract rates for services rendered in the prior fiscal year. This increase was offset by fewer scientists engaged on the Genentech program beginning in the third quarter of fiscal 2010 and $800 thousand less revenue due to the expiration of our research term with VentiRx.

Fiscal 2009 compared to Fiscal 2008 – Collaboration Revenue decreased by $4.3 million or 19.9% in fiscal 2009 primarily due to lower revenue of $4.1 million resulting from the expiration our collaboration with Ono Pharmaceuticals and of $500 thousand due to decreased activity under our collaboration with VentiRx. These declines were partially offset by an increase of $263 thousand for the expansion of the Genentech collaboration in the first quarter of fiscal 2009.

License and Milestone Revenue

License and Milestone Revenue are combined and consist of up-front license fees and ongoing milestone payments from collaborators.

A summary of our license and milestone revenue follows (dollars in thousands):

	Years Ended June 30,			Change 2010 vs. 2009		Change 2009 vs. 2008
	2010	2009	2008	$	%	$	%

License revenue	$27,489	$6,475	$6,846	$21,014	324.5%	$(371)	(5.4)%
Milestone revenue	4,996	1,279	449	3,717	290.6%	830	184.2%

Total license and milestone revenue	$32,485	$7,754	$7,295	$24,731	318.9%	$459	6.3%

Fiscal 2010 compared to Fiscal 2009 – During fiscal 2010, we received $100 million in upfront payments from new collaborations with Amgen and Novartis and $9.8 million in milestones. License revenue increased $21 million in fiscal 2010 compared to fiscal 2009 as a result of $10.8 million in revenue for our new collaboration with Amgen, $2.2 million in revenue for our new collaboration with Novartis and $7.4 million in additional revenue recognized under the Celgene collaboration due to our conclusion that the remaining estimated performance period decreased from five to two years effective September 30, 2009 (see Note 6 – Deferred Revenue to the accompanying Financial Statements).

Milestone revenue increased in fiscal 2010 by $3.7 million over the prior year. The increase includes $3.8 million in milestones recognized for the advancement of certain research programs under our collaboration with Genentech, compared with $280 thousand of milestone revenue under our Genentech collaboration recognized in fiscal 2009. Additionally, we recognized $1 million in milestone revenue from InterMune during fiscal 2010 and similarly, recognized $1 million in milestone revenue from VentiRx during fiscal 2009.

Fiscal 2009 compared to Fiscal 2008 – License and Milestone Revenue for fiscal 2009 remained relatively consistent with fiscal 2008 in total. During fiscal 2009, License and Milestone Revenue included an increase of $920 thousand from additional license revenue following expansion of our collaboration with Genentech and from additional milestone revenue received from Genentech that was recognized in fiscal 2009; and an increase in license revenue of $1.5 million under our Celgene collaboration, which did not begin until the second quarter of fiscal 2008; and a decrease in license revenue of $1.7 million that was fully recognized in 2008 under our program with VentiRx.

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

A summary of our Cost of Revenue follows (dollars in thousands):

	Years Ended June 30,			Change 2010 vs. 2009		Change 2009 vs. 2008
	2010	2009	2008	$	%	$	%

Cost of revenue	$28,322	$19,855	$21,364	$8,467	42.6%	$(1,509)	(7.1)%
Cost of revenue as a percentage of total revenue	52.6%	79.5%	74.2%

Fiscal 2010 compared to Fiscal 2009 – Cost of Revenue increased in absolute dollars and decreased as a percentage of total revenue for fiscal 2010 compared to the prior year. The increase in absolute dollars was for discovery, preclinical and clinical costs for the advancement of certain collaboration programs, including Celgene and our new programs with Amgen and Novartis. These increases were offset by the change in the estimate for the Celgene cost allocation from 50% to Cost of Revenue and 50% to Research and Development Expenses for Proprietary Drug Discovery to 33.3% and 67.7%, respectively, as discussed further in Note 6 – Deferred Revenue to the accompanying Financial Statements. In addition, there were fewer scientists engaged on our collaboration with Genentech and our research term with VentiRx, which expired in September 2009. The decrease as a percentage of total revenue was because of greater License and Milestone Revenue recognized during the year.

Fiscal 2009 compared to Fiscal 2008 – Cost of Revenue decreased in absolute dollars but increased as a percentage of total revenue in fiscal 2009 compared with fiscal 2008. The increases in Cost of Revenue as a percentage of revenue were primarily due to the decrease in license revenue from VentiRx, which had no associated costs and increased costs associated with advancement of our partnered programs, including our collaboration with Celgene, as well as $269 thousand in restructuring charges as discussed in Note 9 – Restructuring Charges in the accompanying Financial Statements.

Research and Development Expenses for Proprietary Drug Discovery

Our research and development expenses for proprietary drug discovery include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

The following table shows our research and development expenses by categories of costs for the periods presented (dollars in thousands):

				Change 2010		Change 2009
	Years Ended June 30,			vs. 2009		vs. 2008
	2010	2009	2008	$	%	$	%

Salaries, benefits and share-based compensation	$31,358	$37,887	$33,304	$(6,529)	(17.2)%	$4,583	13.8%
Outsourced services and consulting	19,131	28,761	34,570	(9,630)	(33.5)%	(5,809)	(16.8)%
Laboratory supplies	10,734	10,256	10,521	478	4.7%	(265)	(2.5)%
Facilities and depreciation	9,697	10,649	10,148	(952)	(8.9)%	501	4.9%
Other	1,568	2,007	1,804	(439)	(21.9)%	203	11.3%

Total research and development for proprietary drug discovery	$72,488	$89,560	$90,347	$(17,072)	(19.1)%	$(787)	(0.9)%

Fiscal 2010 compared to Fiscal 2009 – Research and Development Expenses for Proprietary Drug Discovery for fiscal 2010 decreased from the prior year because our development costs for AMG 151 and MEK162 shifted out of Research and Development Expenses for our Proprietary Drug Discovery to Cost of Revenue as a result of partnering these programs under our collaboration agreements with Amgen and Novartis. Additionally, we reduced overall spending as we focused on the development efforts for our most advanced programs and reduced resources devoted to early discovery research, which occurred after the second quarter of fiscal 2009.

We expect our spending on research and development expenses for our proprietary programs will remain relatively constant with the fourth quarter of fiscal 2010 levels during fiscal 2011.

Fiscal 2009 compared to Fiscal 2008 – Research and Development Expenses for Proprietary Drug Discovery for fiscal 2009 remained consistent with the prior year due to shifting our development efforts towards our most advanced programs and reduced resources devoted to early discovery research, which occurred in the middle of fiscal 2009. These efforts resulted in the progression of our most advanced programs. Included in salaries, benefits and share-based compensation for the year ended June 30, 2009 is $1.1 million of restructuring charges as discussed in Note 9 – Restructuring Charges in the accompanying Financial Statements.

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

A summary of our General and Administrative Expenses follows (dollars in thousands):

	Years Ended June 30,			Change 2010 vs. 2009		Change 2009 vs. 2008
	2010	2009	2008	$	%	$	%

General and administrative	$17,121	$18,020	$15,591	$(899)	(5.0)%	$2,429	15.6%

Fiscal 2010 compared to Fiscal 2009 – General and Administrative Expenses decreased $899 thousand, or 5%, in fiscal 2010 compared to fiscal 2009 primarily as a result of lower patent costs.

Fiscal 2009 compared to Fiscal 2008 – General and Administrative Expenses increased by $2.4 million during the 2009 fiscal year over the prior fiscal year primarily due to $1.5 million of additional patent costs related to filing and supporting our patent applications and patents. In addition audit, legal and other consulting expenses increased $825 thousand related to general corporate matters, including costs associated with the valuation of our ARS and closing our additional credit facility with Deerfield.

Other Income (Expense)

A summary of our Other Income (Expense) follows (dollars in thousands):

				Change 2010		Change 2009
	Years Ended June 30,			vs. 2009		vs. 2008
	2010	2009	2008	$	%	$	%

Gains (losses) on auction rate securities	$1,305	$(17,742)	$(1,872)	$19,047	(107.4)%	$(15,870)	847.8%
Interest income	864	2,116	6,064	(1,252)	(59.2)%	(3,948)	(65.1)%
Interest expense	(15,749)	(10,024)	(1,986)	(5,725)	57.1%	(8,038)	404.7%

Total other income (expense), net	$(13,580)	$(25,650)	$2,206	$12,070	(47.1)%	$(27,856)	(1,262.7)%

A summary of the gains and losses recorded related to our ARS follows (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

Unrealized gains	$3,214	$3,232	$-

Unrealized losses	$-	$-	$(1,939)

Realized gains	$1,522	$-	$-

Losses attributable to the change in unrealized losses	$-	$(1,939)	$-
Other current period losses	(217)	(15,803)	(1,872)

Total impairment of marketable securities	$(217)	$(17,742)	$(1,872)

The impairment of marketable securities shown in the table above was from the other than temporary decline in the estimated fair value of our ARS. The realized gains detailed in the table above are the result of the realized gains recorded on the sale of two of our ARS, which were sold in December 2009 and February 2010.

The determination of the estimated fair values of the warrants issued in connection with the Deerfield credit facilities, the Embedded Derivatives and the ARS requires significant management judgment with regard to expectations of future cash balances, general and specific economic conditions, forecasts of interest rate behaviors, evaluation of potential acquirers and similar other factors. While we believe that the estimates used in the fair value analysis of the ARS, warrants and the Embedded Derivatives are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates and could result in material changes in their fair value. Future changes to the estimated fair values of the Embedded Derivatives will be reflected in our earnings. See Note 3 – Marketable Securities and Note 7 – Long-term Debt to the accompanying Financial Statements for additional information about the ARS and these Embedded Derivatives.

Interest Income decreased during the year ended June 30, 2010 compared to fiscal 2009 primarily due to the sale of two of our ARS as well as lower effective interest rates and lower average cash and cash equivalent balances during fiscal 2010.

Interest Expense increased in fiscal 2010 compared to fiscal 2009 due to increased borrowings under the Deerfield credit facilities, partially offset by a lower interest rate on the debt.

The following table presents the components of Interest Expense for the three years ended June 30, 2010 (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

Deerfield Credit Facility:
2.0% simple interest	$124	$1,600	$276
6.5% compounding interest	476	5,388	898
7.5% simple interest	8,250	-	-
Amortization of the transaction fees	549	268	5
Amortization of the debt discounts	5,948	2,427	46
Change in value of the Embedded Derivatives	(237)	-	-

Total interest expense on Deerfield Credit Facility	15,110	9,683	1,225
Comerica Loan:
Variable interest	639	341	761

Total interest expense on Comerica Loan	639	341	761

Total interest expense	$15,749	$10,024	$1,986

Income Taxes

A summary of our Income Tax Benefit follows (dollars in thousands):

				Change 2010		Change 2009
	Years Ended June 30,			vs. 2009		vs. 2008
	2010	2009	2008	$ %		$	%

Income tax benefit	$-	$288	$-	$(288)	100.0%	$288	-

During fiscal 2009, we recorded an income tax receivable and benefit related to a research and experimentation federal income tax credit. The $288 thousand credit relates to research expenditures we made during fiscal 2008 and 2009.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2010, we had an accumulated deficit of $490.8 million. We had net losses of $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

We have historically funded our operations through payments received under our collaborations and out-licensing transactions, the issuance of equity securities and through debt provided by our credit facilities. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities that were generated primarily from these sources. We believe that our cash, cash equivalents and marketable securities and excluding the value of the ARS we hold, will enable us to continue to fund our operations for at least the next 12 months. In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement. In April 2010, we entered into a License Agreement with Novartis under which we received $45 million in an upfront and milestone payment in the fourth quarter of fiscal 2010. The recognition of revenue under these agreements is discussed further in Note 6 – Deferred Revenue to the accompanying Financial Statements. There can be no assurance that we will be successful in entering into future collaborations, however, or that other funds will be available to us when needed.

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

Our ability to realize milestone or royalty payments under existing collaboration agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments, is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain and we may not be successful in generating proof-of-concept data to create partnering opportunities and even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all; the drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.

Our assessment of our future need for funding is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•	Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates and the timing of payments under those agreements throughout each candidate’s development stage;
•	The number and scope of our research and development programs;
•	The progress and success of our preclinical and clinical development activities;
•	The progress of the development efforts of our collaborators;
•	Our ability to maintain current collaboration agreements;
•	The costs involved in enforcing patent claims and other intellectual property rights;
•	The costs and timing of regulatory approvals; and/or
•	The expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, general economic and market conditions and the extent to which we acquire or invest in other businesses, products and technologies.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Marketable securities classified as short-term consist primarily of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased. Marketable securities classified as long-term consist primarily of our investments in ARS. See Note 3 — Marketable Securities in the accompanying Financial Statements for more information regarding our ARS. Our ability to sell the ARS is substantially limited due to auctions that continue to be suspended for these securities in the related markets. In the event we need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, we may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current fair value.

Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

				Change 2010		Change 2009
	Years Ended June 30,			vs. 2009		vs. 2008
	2010	2009	2008	$	%	$	%

Cash and cash equivalents	$32,846	$33,202	$56,448	$(356)	(1.1)%	$(23,246)	(41.2)%
Marketable securities – short-term	78,664	7,296	39,243	71,368	978.2%	(31,947)	(81.4)%
Marketable securities – long-term	17,359	16,990	29,840	369	2.2%	(12,850)	(43.1)%

Total	$128,869	$57,488	$125,531	$71,381	124.2%	$(68,043)	(54.2)%

Cash Flow Activities

Following is a summary of our cash flows (dollars in thousands):

				Change 2010		Change 2009
	Years Ended June 30,			vs. 2009		vs. 2008
	2010	2009	2008	$	%	$	%

Cash flows provided by (used in):
Operating activities	$17,558	$(92,939)	$(45,736)	$110,497	(118.9)%	$(47,203)	103.2%
Investing activities	(69,063)	29,005	50,726	(98,068)	(338.1)%	(21,721)	(42.8)%
Financing activities	51,149	40,688	40,788	10,461	25.7%	(100)	(0.2)%

Total	$(356)	$(23,246)	$45,778	$22,890	(98.5)%	$(69,024)	(150.8)%

Fiscal 2010 compared to Fiscal 2009 – Net cash provided by (used in) operating activities for fiscal 2010 was $17.6 million, compared to $(92.9) million for fiscal 2009. The $100 million received in fiscal 2010 from Amgen and Novartis in up-front and initial milestone payments under our collaboration agreements with them was offset by reduced spending on advancing our own proprietary programs, which decreased our net loss. Net cash provided by (used in) operating activities was also higher due to the issuance of stock as payment of 2009 employee bonuses during fiscal 2010 compared to the cash bonus distribution during the prior year.

Net cash (used in) provided by investing activities was $(69.1) million and $29 million in fiscal 2010 and 2009, respectively. During the fiscal 2010, we invested $1.6 million less in property and equipment than we did in the prior year because of our plan to reduce overall spending. During the first quarter of fiscal 2010, we liquidated our non-ARS marketable securities as they matured. During the fourth quarter of fiscal 2010, we began investing again in longer term U.S. government backed securities.

Net cash provided by financing activities was $51.1 million and $40.7 million for fiscal 2010 and 2009, respectively. This increase was primarily due to receiving net proceeds of $11 million from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co. Both years include net proceeds of $39 million from the Deerfield facilities.

Fiscal 2009 compared to Fiscal 2008 – Net cash used in operating activities for fiscal year 2009 was $92.9 million, compared to $45.7 million for fiscal 2008. The most significant reason for this increase was a $40 million license payment from Celgene received in fiscal 2008. During fiscal year 2009, our net loss of $127.8 million was reduced by non-cash charges of $6.6 million for depreciation and amortization expense, $5.9 million for share-based compensation expense, a $17.7 million other-than temporary impairment charge related to our ARS and $8 million of amortization of debt discount. Changes in operating assets and liabilities included an increase of $3.6 million of deferred revenue, primarily related to milestone payments received under our agreements with Genentech and Celgene, a decrease of $6.5 million in accrued outsourcing costs due to decreased obligations for outsourced pharmacology, contract drug manufacturing and clinical trial expenses, an increase in accounts payable due to the timing of payments, a decrease to deferred rent of $2.7 million related to non-cash charges and $898 thousand of changes in other operating assets and liabilities.

Net cash provided by investing activities was $29 million and $50.7 million in fiscal 2009 and 2008, respectively. During fiscal 2009, we invested $2.9 million in property and equipment, primarily in lab equipment and facilities for research and development and various computer equipment hardware and software. Purchases of marketable securities used $19.1 million in cash and proceeds from sales and maturities of marketable securities provided $51.1 million.

Net cash provided by financing activities was comparable at $40.7 million and $40.8 million in fiscal 2009 and 2008, respectively; primarily due to $40 million in proceeds we received in connection with our $80 million debt facility in both December of 2008 and in June of 2008. We also received proceeds of $1.7 million and $1.8 million from exercises of employee stock options and purchases of stock by employees under our ESPP during fiscal 2009 and fiscal 2008, respectively.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2010 (dollars in thousands):

	Less Than	1 to 3	4 to 5
	1 Year	Years	Years	Over 5 Years	Total

Debt obligations (1)	$-	$-	$141,762	$-	$141,762
Interest on debt obligations (3)(4)	9,488	18,976	7,663	-	36,127
Operating lease commitments (2)	7,895	16,080	16,453	8,653	49,081
Purchase obligations (2)	17,105	1,497	-	-	18,602

Total	$34,488	$36,553	$165,878	$8,653	$245,572

(1)	Reflected in the accompanying Balance Sheets, net of debt discounts of $28.9 million.
(2)	These obligations are not reflected in the accompanying Balance Sheets.
(3)	Interest on the variable debt obligations under the Loan and Security Agreement with Comerica Bank is calculated at 3.25%, the interest rate in effect as of June 30, 2010.
(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of June 30, 2010.

We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of June 30, 2010 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $10.4 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $4.2 million are for software related expenses. The remaining $4 million is for all other purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2010, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio, without regard to our ARS, is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of June 30, 2010, $16.6 million of our investment portfolio was invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net loss positively or negatively by $1.3 million based on the current balance of $128.9 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS were unsuccessful. As of June 30, 2010, we held five securities with a par value of $26.3 million and an estimated fair value of $16.6 million. As of June 30, 2009, we held seven securities with a par value of $32.9 million and an estimated fair value of $16.5 million. We sold one of the ARS in the second quarter of fiscal 2010 with a par value of $4 million and an estimated fair value of $2.1 million for $2.8 million and realized a gain of $1.2 million, with $391 thousand reclassified from Accumulated Other Comprehensive Income. We sold another ARS in the third quarter of fiscal 2010 with a par value of $2.6 million and an estimated fair value of $0.9 million for $715 thousand and realized a gain of $357 thousand, with $524 thousand reclassified to earnings from Accumulated Other Comprehensive Income.

Due to unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the estimated fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS as follows (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

Unrealized gains	$3,214	$3,232	$-

Unrealized losses	$-	$-	$(1,939)

Realized gains	$1,522	$-	$-

Losses attributable to the change in unrealized losses	$-	$(1,939)	$-
Other current period losses	(217)	(15,803)	(1,872)

Total impairment of marketable securities	$(217)	$(17,742)	$(1,872)

We have recorded cumulative net loss adjustments of $9.7 million to the ARS we hold as of June 30, 2010. Due to the volatility of the underlying credit markets, the fair value of the ARS may continue to fluctuate and we may experience additional impairments. In the event we need to access the funds invested in any of our ARS prior to the time auctions of these investments are successful or the original issuers retire these securities, we will be required to sell them in a distressed sale in a secondary market, most likely for a significantly lower amount than their current fair value.

As of June 30, 2010, we had $141.8 million of debt outstanding, exclusive of the debt discount of $28.9 million. The term loan under our senior secured credit facility with Comerica Bank of $15 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% on the Comerica debt as of June 30, 2010 would result in a change in our annual interest expense of $150 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $60 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of June 30, 2010 would result in a change in our annual interest expense of $1.2 million.

Historically and as of June 30, 2010, we have not used foreign currency derivative instruments or engaged in hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2010 to ensure that information we are required to disclose in reports that we file or furnish under the Securities Exchange Act of 1934: (1) is recorded, processed and summarized effectively and reported within the time periods specified in Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting set forth below is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions “Proposal 1 – Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 4, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 4, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Principal Stockholders” and “Proposal 2 – Approval of Amendment to Employee Stock Purchase Plan” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 4, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Transactions” and “Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 4, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Fees Billed by the Principal Accountant” contained in the Proxy Statement of Array BioPharma Inc. relating to the annual meeting of stockholders to be held on November 4, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on August 12, 2010.

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

SIGNATURE	TITLE

/s/ ROBERT E. CONWAY Robert E. Conway	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2010

/s/ KYLE A. LEFKOFF Kyle A. Lefkoff	Chairman of the Board of Directors	August 12, 2010

/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers	Chief Financial Officer (Principal Financial And Accounting Officer)	August 12, 2010

/s/ FRANCIS J. BULLOCK Francis J. Bullock, Ph.D.	Director	August 12, 2010

/s/ MARVIN H. CARUTHERS Marvin H. Caruthers, Ph.D.	Director	August 12, 2010

/s/ KEVIN KOCH Kevin Koch, Ph.D.	Director	August 12, 2010

/s/ DAVID L. SNITMAN David L. Snitman, Ph.D.	Director	August 12, 2010

SIGNATURE	TITLE

/s/ GIL J. VAN LUNSEN Gil J. Van Lunsen	Director	August 12, 2010

/s/ DOUGLAS E. WILLIAMS Douglas E. Williams, Ph.D.	Director	August 12, 2010

/s/ JOHN L. ZABRISKIE John L. Zabriskie, Ph.D.	Director	August 12, 2010

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2010, as stated in their report, which is included elsewhere herein.

/s/  ROBERT E. CONWAY
Robert E. Conway
Chief Executive Officer

August 12, 2010

/s/  R. MICHAEL CARRUTHERS
R. Michael Carruthers
Chief Financial Officer

August 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated August 12, 2010 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Boulder, Colorado
August 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. as of June 30, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Boulder, Colorado
August 12, 2010

ARRAY BIOPHARMA INC.
Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)

	June 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$32,846	$33,202
Marketable securities	78,664	7,296
Prepaid expenses and other current assets	5,788	4,419

Total current assets	117,298	44,917
Long-term assets
Marketable securities	17,359	16,990
Property and equipment, net	21,413	26,498
Other long-term assets	3,109	6,650

Total long-term assets	41,881	50,138

Total assets	$159,179	$95,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,634	$6,746
Accrued outsourcing costs	4,907	4,759
Accrued compensation and benefits	10,013	7,848
Other accrued expenses	1,723	1,675
Deferred rent	3,180	3,034
Deferred revenue	52,474	11,233
Current portion of long-term debt	-	15,000

Total current liabilities	77,931	50,295
Long-term liabilities
Deferred rent	18,301	21,481
Deferred revenue	65,177	28,340
Long-term debt, net	112,825	68,170
Derivative liabilities	825	-
Other long-term liability	798	470

Total long-term liabilities	197,926	118,461

Total liabilities	275,857	168,756
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 53,224,248 and 48,125,776 shares issued and outstanding, as of June 30, 2010 and 2009, respectively	53	48
Additional paid-in capital	332,277	312,349
Warrants	36,296	23,869
Accumulated other comprehesive gain	5,528	3,234
Accumulated deficit	(490,832)	(413,201)

Total stockholders’ deficit	(116,678)	(73,701)

Total liabilities and stockholders’ deficit	$159,179	$95,055

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)

	Years Ended June 30,
	2010	2009	2008

Revenue
Collaboration revenue	$21,395	$17,228	$21,513
License and milestone revenue	32,485	7,754	7,295

Total revenue	53,880	24,982	28,808

Operating expenses
Cost of revenue	28,322	19,855	21,364
Research and development for proprietary drug discovery	72,488	89,560	90,347
General and administrative	17,121	18,020	15,591

Total operating expenses	117,931	127,435	127,302

Loss from operations	(64,051)	(102,453)	(98,494)

Other income (expense)
Gains (losses) on auction rate securities	1,305	(17,742)	(1,872)
Interest income	864	2,116	6,064
Interest expense	(15,749)	(10,024)	(1,986)

Total other income (expense), net	(13,580)	(25,650)	2,206

Loss before income taxes	(77,631)	(128,103)	(96,288)

Income tax benefit	-	288	-

Net loss	$(77,631)	$(127,815)	$(96,288)

Change in unrealized gains (losses) on marketable securities	2,294	5,171	(1,922)

Comprehensive loss	$(75,337)	$(122,644)	$(98,210)

Weighted average shares outstanding – basic and diluted	50,216	47,839	47,309

Net loss per share – basic and diluted	$(1.55)	$(2.67)	$(2.04)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders’ Equity (Deficit)
(Amounts in Thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income (Loss)	Deficit	Total

Balance as of June 30, 2007	-	$-	47,076	$47	$296,767	$-	$(15)	$(189,098)	$107,701

Issuance of common stock under stock option and employee stock purchase plans	-	-	469	1	1,787	-	-	-	1,788
Share-based compensation expense	-	-	-	-	6,159	-	-	-	6,159
Issuance of common stock warrants	-	-	-	-	-	20,589	-	-	20,589
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-	(1,922)	-	(1,922)
Net loss	-	-	-	-	-	-	-	(96,288)	(96,288)

Balance as of June 30, 2008	-	-	47,545	48	304,713	20,589	(1,937)	(285,386)	38,027

Issuance of common stock under stock option and employee stock purchase plans	-	-	580	-	1,688	-	-	-	1,688
Share-based compensation expense	-	-	-	-	5,948	-	-	-	5,948
Repricing of common stock warrants						3,280			3,280
Recognition of unrealized loss out of accumulated other comprehensive income (loss) to earnings	-	-	-	-	-	-	1,939	-	1,939
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-	3,232	-	3,232
Net loss	-	-	-	-	-	-	-	(127,815)	(127,815)

Balance as of June 30, 2009	-	-	48,125	48	312,349	23,869	3,234	(413,201)	(73,701)

Issuance of common stock under stock option and employee stock purchase plans	-	-	797	1	1,175	-	-	-	1,176
Share-based compensation expense	-	-	-	-	5,372	-	-	-	5,372
Issuance of common stock for cash, net of offering costs	-	-	3,302	3	10,970	-	-	-	10,973
Issuance of common stock warrants	-	-	-	-	-	12,427	-	-	12,427
Payment of employee bonus with stock	-	-	1,000	1	2,411	-	-	-	2,412
Recognition of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(915)	-	(915)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	3,209	-	3,209
Net loss	-	-	-	-	-	-	-	(77,631)	(77,631)

Balance as of June 30, 2010	-	$-	53,224	$53	$332,277	$36,296	$5,528	$(490,832)	$(116,678)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(Amounts in Thousands)

	Years Ended June 30,
	2010	2009	2008

Cash flows from operating activities
Net loss	$(77,631)	$(127,815)	$(96,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,338	6,613	6,103
Non-cash interest expense for the Deerfield Credit
Facility	6,737	8,083	944
Share-based compensation expense	5,372	5,948	6,159
(Gains) losses on auction rate securities	(1,305)	17,742	1,872
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(658)	818	(818)
Accounts payable and other accrued expenses	(1,064)	1,274	(2,281)
Accrued outsourcing costs	148	(6,521)	7,599
Accrued compensation and benefits	4,577	80	961
Deferred rent	(3,034)	(2,740)	(2,619)
Deferred revenue	78,078	3,579	32,632

Net cash provided by (used in) operating activities	17,558	(92,939)	(45,736)

Cash flows from investing activities
Purchases of property and equiment	(1,253)	(2,940)	(8,186)
Purchases of marketable securities	(78,785)	(19,139)	(71,593)
Proceeds from sales and maturities of marketable securities	10,975	51,084	130,505

Net cash provided by (used in) investing activities	(69,063)	29,005	50,726

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,176	1,688	1,788
Proceeds from the issuance of common stock for cash	11,596	-	-
Payment of offering costs	(623)	-	-
Proceeds from the issuance of long-term debt	40,000	40,000	40,000
Payment of transaction fees	(1,000)	(1,000)	(1,000)

Net cash provided by financing activities	51,149	40,688	40,788

Net (decrease) increase in cash and cash equivalents	(356)	(23,246)	45,778
Cash and cash equivalents as of beginning of year	33,202	56,448	10,670

Cash and cash equivalents as of end of year	$32,846	$33,202	$56,448

Supplemental disclosure of cash flow information
Cash paid for interest	$8,540	$1,937	$1,806

Supplemental disclosure of non-cash information
Warrants included in Other Long-term Assets	$-	$3,280	$-

Transaction fee included in Other Long-term Assets and Other Accrued Expenses	$-	$500	$-

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. The Company’s proprietary drug development pipeline includes clinical candidates that are designed to regulate therapeutically important target pathways. In addition, leading pharmaceutical and biotechnology companies partner with the Company to discover and develop drug candidates across a broad range of therapeutic areas.

Basis of Presentation

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification and these audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although management bases these estimates on historical data and other assumptions believed to be reasonable under the circumstances, actual results could differ significantly from these estimates.

The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the fair value of the Company’s auction rate securities (“ARS”); (ii) estimating accrued outsourcing costs for clinical trials and preclinical testing; (iii) estimating the fair value of the Company’s long-term debt that has associated warrants and embedded derivatives and the separate valuation of those warrants and embedded derivatives; and (iv) estimating the periods over which up-front and milestone payments from collaboration agreements are recognized.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2010, the Company had an accumulated deficit of $490.8 million. The Company had net losses of $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The Company has historically funded its operations through payments under its collaborations and out-licensing transactions, the issuance of equity securities and through debt provided by its credit facilities. Until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities that were generated primarily from these sources. The Company believes that its cash, cash equivalents and marketable securities, excluding the value of the ARS it holds, will enable it to continue to fund its operations for at least the next 12 months. In December 2009, the Company received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement. In April 2010, the Company entered into a License Agreement with Novartis International Pharmaceutical Ltd. under which the Company received $45 million in an upfront and milestone payment in the fourth quarter of fiscal 2010. The recognition of revenue under these agreements is discussed

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

further in Note 6 – Deferred Revenue. There can be no assurance that the Company will be successful in entering into future collaborations, however, or that other funds will be available to us when needed.

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

Fair Value Measurements

The Company’s financial instruments are recognized and measured at fair value in the Company’s financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. The Company uses different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received to sell the financial instruments in an orderly transaction between market participants at the measurement date. The Company uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•	Level I: Quoted prices in active markets for identical assets and liabilities.
•	Level II: Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level III: Unobservable inputs.

The Company discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include the Company’s ARS, warrants issued by the Company in connection with its long-term debt and the embedded derivatives associated with the long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by the Company may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The Company periodically reviews the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the cost basis of the investment is written down to its then estimated fair value.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase and may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality.

Marketable Securities

The Company has designated its marketable securities as of each Balance Sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Balance Sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. The Company reviews all available-for-sale securities each period to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Statements of Operations and Comprehensive Loss. Realized gains on ARS are reported in Gains (Losses) on Sales of Auction Rate Securities in the accompanying Statements of Operations and Comprehensive Loss as incurred along with declines in value judged to be other-than-temporary when such declines are recognized. The cost of securities sold is based on the specific identification method.

Under the fair value hierarchy, the Company’s ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS as part of its overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through all quarters of the current fiscal year. While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.

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

The Company depreciates leasehold improvements associated with operating leases on a straight-line basis over the shorter of the expected useful life of the improvements or the remaining lease term.

The carrying value for property and equipment is reviewed for impairment when events or changes in circumstances indicate that the book value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount.

Equity Investment

The Company has and may continue to enter into collaboration and licensing agreements in which it receives an equity interest in consideration for all or a portion of up-front, license or other fees under the

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest at cost as Other Long-term Assets in the accompanying Balance Sheets. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near term prospects of the issuer.

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Deferred Revenue

The Company records amounts received but not earned under its collaboration agreements as Deferred Revenue, which are then classified as either current or long-term in the accompanying Balance Sheets based on the period over which they are expected to be recognized as revenue.

Long-term Debt and Embedded Derivatives

The terms of the Company’s long-term debt are discussed in detail in Note 5 – Long-term Debt. The accounting for these arrangements is complex and is based upon significant estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or extinguishment and new debt. The Company also reviews each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

The Company currently has two embedded derivatives related to its long-term debt with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who we refer to collectively as Deerfield). The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate the repayment of the debt in the event of certain changes in control of the Company. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company’s Embedded Derivatives are measured using Level III, or unobservable inputs as there is no active market for them. The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company engaged a third-party valuation firm to perform the valuation as part of its overall fair value analysis as of July 31, 2009, the date the funds were disbursed under the credit facility entered into in May 2009 and for each subsequent quarter end through June 30, 2010. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values.

The fair value of the Embedded Derivatives was initially recorded as Derivative Liabilities and as Debt Discount in the Company’s accompanying Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Balance Sheets and Interest Expense in the accompanying Statements of Operations and Comprehensive Loss. The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

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

Any transaction fees relating to the Company’s long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Balance Sheets and amortized to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities and, using enacted tax rates in effect for the year, reflect the expected effect these differences would have on taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence, the expected reversal of temporary differences and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Operating Leases

The Company has negotiated certain landlord/tenant incentives and rent holidays and escalations in the base price of rent payments under its operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Balance Sheets and amortized on a straight-line basis over the initial lease term. The Company has also entered into two sale-lease back transactions for its facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying Balance Sheets and amortized on a straight-line basis over the lease

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

term. Deferred Rent balances are classified as short-term or long-term in the accompanying Balance Sheets based upon when reversal of the liability is expected to occur.

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

The estimated fair value of stock options is based on a Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on a Black-Scholes option pricing model that incorporates the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Revenue Recognition

Most of the Company’s revenue is from the Company’s collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. The Company’s agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of the Company’s revenue comes from the sale of compounds on a per-compound basis. The Company reports revenue for discovery, the sale of chemical compounds and the co-development of proprietary drug candidates that the Company out-licenses, as Collaboration Revenue. License and Milestone Revenue is combined and consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which establishes four criteria, each of which must be met, in order to recognize revenue for the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

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

The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition and are classified as a short-term or long-term liability in the accompanying Balance Sheets.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research term, the specific number of full-time-equivalent scientists working a defined number of hours per year at a stated price under the agreement, the existence, or likelihood of achievement, of development commitments and other significant commitments of the Company.

The Company also has agreements that provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment finances future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are related to activities for which there are no future obligations and as a result, are recognized when earned in their entirety.

The Company periodically reviews the expected performance periods under each of its agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjusts the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition related to non-refundable license fees and up-front payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. As such, while such estimates have no impact on its reported cash flows, the Company’s reported revenue is significantly influenced by its estimates of the period over which its obligations will be performed.

Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery

The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development Expenses for Proprietary Drug Discovery based upon the respective time spent by its scientists on development conducted for its collaborators and for its internal proprietary programs, respectively. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators. Research and Development Expenses for Proprietary Drug Discovery consist of direct and indirect costs related to our specific proprietary programs. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.

Where the Company’s collaboration agreements provide for it to conduct research or development and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that the Company concludes is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, the Company will adjust the allocation accordingly.

For example, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement with Celgene and concluded that Celgene was likely to

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

exercise its option with respect to two of the four programs. Accordingly, the Company reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Drug Discovery. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene is likely to exercise its option to license one of the remaining three programs. Accordingly, beginning October 1, 2009, the Company began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Drug Discovery. See Note 6 – Deferred Revenue, for further information about the Company’s collaboration with Celgene.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted averaged number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants issued related to the Company’s long-term debt. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. As a result of the Company’s net losses through the date of these Financial Statements, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the Company’s net losses and unrealized gains and losses on investments in available-for-sale marketable securities. The Company had no other sources of comprehensive income (loss) for the periods presented.

Recent Accounting Pronouncements

Collaborative Arrangements – In the first quarter of fiscal 2010, new guidance relating to the accounting practices and disclosures for collaborative arrangements became effective. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. The Company determined that while certain agreements are collaborative arrangements, none of the current activities being performed under those arrangements would require a change to the accounting practices or disclosures made by the Company in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Convertible Debt – In the first quarter of fiscal 2010, guidance relating to the accounting for “convertible debt” became effective. The Company determined that none of its credit facilities are considered “convertible debt” as defined under this accounting guidance and therefore this pronouncement had no impact on its financial statements and disclosures.

Fair Value Measurements – In August 2009 and January 2010, new literature was issued giving companies additional guidance relating to the fair value measurements and disclosures of liabilities. The guidance issued in August 2009 was effective for the Company for the first quarter of fiscal 2010 and was adopted at that time. The guidance issued in January 2010 was effective for the Company for the third quarter of fiscal 2010 and was adopted at that time. The effect of these new literatures is reflected in the accompanying Financial Statements and the related notes.

Revenue Recognition for Multiple Deliverable Arrangements – In October 2009, new guidance was issued related to multiple-deliverable revenue arrangements that are effective for the Company prospectively for

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

revenue arrangements entered into or materially modified subsequent to July 1, 2010. The objective of this change is to address the accounting for multiple-deliverable arrangements to enable companies to account more easily for products or services (deliverables) separately rather than as a combined unit. The Company does not believe that adoption of this guidance will have a material impact on its financial statements.

Subsequent Events – In February 2010, new guidance was issued related to the recognition and disclosure of subsequent events. The guidance was effective when issued and has been considered in the preparation of the accompanying Financial Statements and the related notes.

Milestone Revenue Recognition – In March 2010, new guidance was issued related to accounting for milestone revenue recognition. The guidance is effective for the Company for the first quarter of fiscal 2011 though early adoption is permitted. The Company adopted the guidance during the third quarter of fiscal 2010 and it is reflected in the accompanying Financial Statements and the related notes. Its impact was not considered material.

NOTE 2 - SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

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

Geographic Information

The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

North America	$53,641	$24,575	$24,454
Europe	187	366	230
Asia Pacific	52	41	4,124

	$53,880	$24,982	$28,808

Significant Collaborators

The following collaborators contributed greater than 10% of the Company’s total revenue for each of the periods presented below.

	Years Ended
	June 30,
	2010	2009	2008

Genentech, Inc.	38.6%	67.0%	54.1%
Amgen, Inc.	28.2%	-	-
Celgene Corporation	26.1%	23.2%	14.9%
VentiRx Pharmaceuticals, Inc.	0.2%	7.2%	13.7%
Ono Pharmaceutical Co., Ltd.	-	-	14.2%

	93.1%	97.4%	96.9%

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

The loss of one or more of its significant collaborators could have a material adverse effect on the Company’s business, operating results and/or financial condition. The Company does not require collateral, though most of the Company’s collaborators pay in advance. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe that a significant credit risk exists as of June 30, 2010.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$78,652	$-	$(4)	$78,648
Mutual fund securities	16	-	-	16

Sub-total	78,668	-	(4)	78,664

Long-term available-for-sale securities:
Auction rate securities	11,027	5,533	-	16,560
Mutual fund securities	799	-	-	799

Sub-total	11,826	5,533	-	17,359

Total	$90,494	$5,533	$(4)	$96,023

Marketable securities consisted of the following as of June 30, 2009 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$7,059	$-	$-	$7,059
Mutual fund securities	237	-	-	237

Sub-total	7,296	-	-	7,296

Long-term available-for-sale securities:
Auction rate securities	13,525	2,993	-	16,518
Mutual fund securities	472	-	-	472

Sub-total	13,997	2,993	-	16,990

Total	$21,293	$2,993	$-	$24,286

The fair value measurement categories of these marketable securities as of June 30, 2010 and 2009 were as follows (dollars in thousands):

	June 30,
	2010	2009

Quoted prices in active markets for identical assets (Level 1)	$79,463	$7,768
Significant unobservable inputs (Level 3)	16,560	16,518

	$96,023	$24,286

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of June 30, 2010 and 2009 is as follows (dollars in thousands):

	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$78,668	$78,664	$7,296	$7,296
Due in one year to three years	799	799	472	472
Due after 10 years or more	11,027	16,560	13,525	16,518

	$90,494	$96,023	$21,293	$24,286

Auction Rate Securities

The Company is currently unable to readily liquidate its ARS. During fiscal 2008, 2009 and 2010 the auctions for all of the ARS were unsuccessful. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points, which has continued from the time the auctions failed through the current fiscal year end. While the Company now earns a higher contractual interest rate on these investments, the investments may not be liquid at a time when the Company needs to access these funds. In the event the Company needs to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, the Company may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current estimated fair value.

As of June 30, 2010, the Company held five securities with a par value of $26.3 million and an estimated fair value of $16.6 million. As of June 30, 2009, the Company held seven securities with a par value of $32.9 million and an estimated fair value of $16.5 million. The Company sold one of the ARS in the second quarter of fiscal 2010 with a par value of $4 million and a fair value of $2.1 million for $2.8 million and realized a gain of $1.2 million, with $391 thousand recognized from Accumulated Other Comprehensive Income. The Company sold one of the ARS in the third quarter of fiscal 2010 with a par value of $2.6 million and a fair value of $0.9 million for $715 thousand and realized a gain of $357 thousand, with $524 thousand recognized from Accumulated Other Comprehensive Income.

Under the fair value hierarchy, the Company’s ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are the estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS as part of its overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through all quarters of the current fiscal year.

While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional changes to the ARS values, either increasing or decreasing their value by a potentially material amount.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

Based on its fair value analysis and fair value estimates as of each period end, the Company recorded adjustments to the fair value of its ARS as follows (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

Unrealized gains	$3,214	$3,232	$-

Unrealized losses	$-	$-	$(1,939)

Realized gains	$1,522	$-	$-

Losses attributable to the change in unrealized losses	$-	$(1,939)	$-
Other current period losses	(217)	(15,803)	(1,872)

Total impairment of marketable securities	$(217)	$(17,742)	$(1,872)

The Company has recorded cumulative net fair value declines from the ARS’ original par value to the five ARS it currently holds of $9.7 million as of June 30, 2010.

A rollforward of adjustments to the fair value of the ARS for the periods presented follows (dollars in thousands):

	Years Ended June 30,
	2010	2009	2008

Balance as of prior year end	$16,518	$29,089	$118,156
Add: Gains during period included in equity	3,214	3,232	-
Add: Gains during period included in earnings	1,522	-	-
Less: Sale of ARS	(3,562)	-	(85,256)
Less: Reclassification of unrealized gain from
Accumulated Other Comprehensive Income to earnings	(915)	1,939	-
Less: Losses during period included in equity	-	-	(1,939)
Less: Losses during period included in earnings	(217)	(17,742)	(1,872)

Balance as of current year end	$16,560	$16,518	$29,089

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and Equipment, Net in the accompanying Balance Sheets consists of the following (dollars in thousands):

	June 30,
	2010	2009

Furniture and fixtures	$3,330	$3,326
Equipment	39,189	39,382
Computer hardware and software	11,443	11,048
Leasehold improvements	30,214	29,927

Property and equipment	84,176	83,683
Less: Accumulated depreciation and amortization	(62,763)	(57,185)

Property and equipment, net	$21,413	$26,498

Depreciation and amortization expense was $6.3 million, $6.6 million and $6.1 million for the years ended June 30, 2010, 2009 and 2008, respectively.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

In addition, the Company had $1.3 million and $1.5 million of unamortized software development costs as of June 30, 2010 and 2009, respectively. Amortization expense for software development costs was $610 thousand, $381 thousand and $337 thousand for the years ended June 30, 2010, 2009 and 2008, respectively and is included in depreciation and amortization expense disclosed above.

Leasehold Improvements

On June 22, 2006, the Company assigned facility purchase options that it owned for its Boulder and Longmont facilities. The acquirer of the purchase options subsequently exercised the options and Array entered into lease agreements for the Boulder and Longmont facilities over a ten-year lease term with the acquirer. Beginning in fiscal 2007, the Company began amortizing its leasehold improvements over the new ten-year lease terms. See Note 10 – Commitments and Contingencies for further details.

NOTE 5 - EQUITY INVESTMENT

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

NOTE 6 - DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	June 30,
	2010	2009

Amgen, Inc.	$50,595	$-
Novartis International Pharmaceutical Ltd	42,781	-
Celgene Corporation	20,492	34,429
Genentech, Inc.	3,783	5,060
Other	-	84

Total deferred revenue	117,651	39,573
Less: Current portion	(52,474)	(11,233)

Deferred revenue, long term	$65,177	$28,340

Amgen Inc.

In December 2009, the Company granted Amgen the exclusive worldwide right to develop and commercialize the Company’s small molecule glucokinase activator, AMG 151/ARRY-403. Under the Collaboration and License Agreement, the Company is responsible for completing Phase 1 clinical trials on AMG 151. The Company will also conduct further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provides the Company with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid the Company an up-front fee of $60 million. Amgen will also pay the Company for research on second generation compounds based on the number of full-time-equivalent scientists working on the discovery program.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

The Company is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the Agreement for AMG 151 and at least one backup compound are achieved. The Company will also receive royalties on sales of any approved drugs developed under the agreement.

The Company estimates that its obligations under the agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee on a straight-line basis from the date the agreement was signed on December 13, 2009 through that time. The Company recognized $10.8 million of revenue for the year ended June 30, 2010, which is recorded in License and Milestone Revenue in the accompanying Statements of Operations and Comprehensive Loss.

The Company recognized $2 million in revenue for research performed by its full-time-equivalent scientists working on the discovery program, which is recorded in Collaboration Revenue in the accompanying Statements of Operations and Comprehensive Loss.

During the fourth quarter of fiscal 2010, the Company entered into an additional agreement with Amgen to perform and be reimbursed for certain development activities. The Company recognized $2.4 million in revenue and cost of sales related to this agreement which is recorded in Collaboration Revenue and Cost of Sales, respectively, in the accompanying Statements of Operations and Comprehensive Loss.

Either party may terminate the agreement in the event of a material breach of a material obligation under the agreement by the other party upon 90 days prior notice and Amgen may terminate the agreement at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice. The parties have also agreed to indemnify each other for certain liabilities arising under the agreement.

Novartis International Pharmaceutical Ltd.

The Company and Novartis International Pharmaceutical Ltd. entered into a License Agreement in April 2010 granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, currently in a Phase 1 cancer trial, as well as ARRY-300 and other specified MEK inhibitors. Under the Agreement, the Company is responsible for completing the on-going Phase 1 clinical trial of MEK162 and the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the Agreement, subject to the Company’s option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the Agreement, the Company received $45 million, comprising an upfront and milestone payment, in the fourth quarter of fiscal 2010 and is also entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved.

The Company estimates that its obligations under the agreement will continue until April 18, 2014 and, therefore, is recognizing the up-front fee and first milestone on a straight-line basis from the date the agreement was signed on April 19, 2010 through that time. The Company recognized $2.2 million of revenue for the year ended June 30, 2010, which is recorded in License and Milestone Revenue in the accompanying Statements of Operations and Comprehensive Loss.

Novartis will also pay the Company royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level. The Company will pay a percentage of development costs up to a maximum amount with annual caps. The Company may opt out of paying its share of development costs with respect to one or more products; in this event, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. and the Company would no longer have the right to develop or detail such product.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

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

Celgene Corporation

In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40 million to the Company to provide research funding for activities conducted by the Company. The Company is responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene’s option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. The Company will also receive royalties on net sales of any drugs. The Company retains all rights to the other programs. In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target and Celgene paid the Company $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. In September 2009, Celgene notified the Company it was waiving its rights to one of the programs, leaving it the option to select two of the remaining three targets.

The Company had previously estimated that its discovery obligations under the Agreement would continue through September 2014 and accordingly was recognizing as revenue the up-front fees received from the date of receipt through September 2014. Effective October 1, 2009, the Company estimated that its discovery efforts under the Agreement will conclude by September 2011. Therefore, the unamortized balance as of September 30, 2009 is being amortized on a straight line basis over the shorter period. The Company recognized $13.9 million, $5.8 million and $4.3 million for the years ended June 30, 2010, 2009 and 2008, respectively. These amounts are recorded in License and Milestone Revenue in the accompanying Statements of Operations and Comprehensive Loss.

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

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	June 30,
	2010	2009

Credit facility	$126,762	$86,286
Refinance term loan	15,000	-
Term loan	-	10,000
Equipment line of credit	-	5,000

Long-term debt, gross	141,762	101,286
Less: Unamortized discount on credit facility	(28,937)	(18,116)

Long-term debt, net	112,825	83,170
Less: Current portion	-	(15,000)

Long-term debt	$112,825	$68,170

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

Accrued interest on the Credit Facilities is payable monthly and the outstanding principal and any unpaid accrued interest is due on or before April 2014. Interest and principal may be repaid, at the Company’s option, at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The maximum number of shares that the Company can issue to Deerfield under the Credit Facilities is 9,622,220 shares, without obtaining stockholder approval.

Prior to the disbursement of the 2009 Loan, simple interest was at a 2% annual rate and compound interest accrued at an additional 6.5% annual rate on the $80 million principal balance from the date of the Facility Agreement for the 2008 Loan through the July 31, 2009 disbursement date of the 2009 Loan. During this period, simple interest on the 2008 Loan was payable quarterly. The Company made these quarterly interest payments during fiscal 2009 and the first quarter of fiscal 2010. The interest rate on the 2008 Loan was amended upon disbursement of the 2009 Loan on July 31, 2009 to 7.5% per annum, subject to adjustment as described below and became payable monthly. Compound interest stopped accruing on the 2008 Loan as of July 31, 2009.

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

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

Securities in any month are less than $60 million, the interest rate is adjusted to a rate between 8.5% per annum and 14.5% per annum for every $10 million by which it is less than $60 million as follows:

Applied
Total Cash, Cash Equivalents and Marketable Securities	Interest Rate

$60 million or greater	7.5%
Between $50 million and $60 million	8.5%
Between $40 million and $50 million	9.5%
Between $30 million and $40 million	12.0%
Less than $30 million	14.5%

The Credit Facilities contain two embedded derivatives: (1) the variable interest rate structure and (2) Deerfield’s right to accelerate the loan upon certain changes of control of the Company or an event of default, which is considered a significant transaction contingent put option. As discussed in Note 1 – Overview and Basis of Presentation under the caption Long-term Debt and Embedded Derivatives, these derivatives must be valued and reported separately in the Company’s financial statements and are collectively referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs.

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

Based on these assumptions, the Embedded Derivatives were initially valued as of July 31, 2009 at $1.1 million and recorded as Derivative Liabilities and as Debt Discount in the accompanying Balance Sheets.

As of each quarter end, the Company re-values the effective interest rate and the probability of the exercise of the change in control put. The assumptions used at June 30, 2010 changed nominally for the effective interest rate to 7.54% and remained at 5% for the probability of the exercise of the change of control put. The estimated fair value of the Embedded Derivatives based on these assumptions was determined to be $825 thousand as of June 30, 2010.

The change in value of the Embedded Derivatives of $237 thousand was recorded as a reduction to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss for the year ended June 30, 2010. Management will re-assess these assumptions at each reporting date and future

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

changes to these assumptions could materially change the estimated fair value of the Embedded Derivatives, with a corresponding impact on the Company’s reported results of operations.

The Company estimated that the fair value of the Deerfield debt was $95.4 million and $48.7 million at June 30, 2010 and 2009, respectively. The difference in fair value is due to the Company having drawn only $80 million of the total $120 million under the Credit Facilities as of June 30, 2009, as well as the revised terms of the 2009 Loan.

The Company paid Deerfield transaction fees totaling $2 million when the Company drew the funds under the 2008 Loan and $500 thousand on July 10, 2009 and $500 thousand when the funds were drawn under the 2009 Loan. The transaction fees are included in Other Long-term Assets in the accompanying Balance Sheets. The Company is amortizing these transaction fees to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss over the respective terms of each of the Credit Facilities. Other direct issuance costs in connection with the transactions were expensed as incurred and were not significant.

The Credit Facilities are secured by a second priority security interest in the Company’s assets, including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets. This security interest and the Company’s obligations under the Credit Facilities are subordinate to the Company’s obligations to Comerica Bank and to Comerica’s security interest, under the Loan and Security Agreement between the Company and Comerica Bank dated June 28, 2005, as amended, discussed below.

The Facility Agreements for both Credit Facilities contain representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreements restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreements also contain events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company’s total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter fall below $20 million (which was reduced from $40 million when the Company entered into the 2009 Credit Facility), all amounts outstanding under the Credit Facilities become immediately due and payable. The Company is also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts it receives under collaboration, licensing, partnering, joint venture and other similar arrangements entered into after January 1, 2011.

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

The Exchange Warrants contain substantially the same terms as the Prior Warrants, except that the Exchange Warrants did not become exercisable until January 31, 2010 and have a lower per share exercise price. The New Warrants are exercisable commencing January 31, 2010 and expire on April 29,

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

2014. Other than the exercise price, all other provisions of the Exchange Warrants and the New Warrants are identical.

The Company allocated the $80 million proceeds under the 2008 Loan between the debt and the Prior Warrants based upon their estimated relative fair values. The Company valued the Prior Warrants using the Black-Scholes option pricing model using the following assumptions:

•	Risk-free interest rate of 3.3%;
•	Volatility of 63.9%;
•	Expected life of six years; and
•	Dividend yield of zero.

The Company allocated $20.6 million in value to equity and recorded it as Debt Discount in the accompanying Balance Sheets. Because the 2008 Loan was drawn down in two separate tranches, the Company is amortizing half of the Prior Warrant value from the first draw date and the remaining half from the second draw date, in both cases to the end of the credit facility term, to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

The Company allocated the $40 million proceeds under the 2009 Loan between the debt and the New Warrants based upon their estimated relative fair values. The Company valued the New Warrants using the Black-Scholes option pricing model using the following assumptions:

•	Risk-free interest rate of 2.46%;
•	Volatility of 63.59%;
•	Expected life of five years; and
•	Dividend yield of zero.

The Company allocated $12.4 million in value to equity and recorded it as Debt Discount. The Company is amortizing the discount from the July 31, 2009 draw date to the end of the Credit Facility term to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

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

Prior to disbursement of the 2009 Loan, the Company recorded the incremental value of the Exchange Warrants of $3.3 million as of June 30, 2009 in Other Long-Term Assets and Warrants in the accompanying Balance Sheets. Following disbursement of the 2009 Loan on July 31, 2009, the Company reclassified, the balance in Other Long-Term Assets to Debt Discount and began amortizing the discount to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss from July 31, 2009 to the end of the term of the Credit Facilities.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

A reconciliation of the total interest expense recognized by the Company for the Deerfield Credit Facilities for the years ended June 30, 2010, 2009 and 2008, respectively follows (dollars in thousands).

	Years Ended June 30,
	2010	2009	2008

2.0% simple interest	$124	$1,600	$276
6.5% compounding interest	476	5,388	898
7.5% simple interest	8,250	-	-
Amortization of the transaction fees	549	268	5
Amortization of the debt discounts	5,948	2,427	46
Change in value of the Embedded Derivatives	(237)	-	-

Total interest expense on the Deerfield Credit Facility	$15,110	$9,683	$1,225

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

On March 31, 2010, the term and interest rate structure of the Loan and Security Agreement were amended. The term loan and equipment advances were also combined into one instrument referred to as the term loan. The maturity date was extended three years from October 26, 2010 to October 26, 2013. Effective April 1, 2010, the outstanding balances under the term loan and the equipment advances bear interest on a monthly basis at the Prime Rate, as quoted by Comerica Bank, but will not be less than the sum of Comerica Bank’s daily adjusting LIBOR rate plus an incremental contractually predetermined rate. This rate is variable, ranging from the Prime Rate to the Prime Rate plus 4%, based on the total dollar amount the Company has invested at Comerica and in what investment option those funds are invested.

In addition, revolving lines of credit of $6.8 million have been established to support standby letters of credit in relation to the Company’s facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016.

As of June 30, 2010, the term loan had an interest rate of 3.25% per annum. The Company recognized $639 thousand, $341 thousand and $761 thousand of interest for the years ended June 30, 2010, 2009 and 2008, respectively. These charges are recorded in Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

The following table outlines the level of Cash, Cash Equivalents and Marketable Securities the Company must hold in accounts at Comerica Bank per the Loan and Security Agreement based on the Company’s total Cash, Cash Equivalent and Marketable Securities, which was modified as part of the March 31, 2010 amendment.

Total Cash, Cash
Equivalents and Marketable	Cash on Hand at
Securities	Comerica

Greater than $40 million	$-
Between $25 million and $40 million	$10,000,000
Less than $25 million	$22,000,000

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

The estimated fair value of the Loan and Security Agreement was $15 million and $14.3 million as of June 30, 2010 and 2009, respectively.

Commitment Schedule

A summary of the Company’s contractual commitments as of June 30, 2010 under the Credit Facilities and the Loan and Security Agreement discussed above are as follows (dollars in thousands):

For the Twelve Months Ended June 30,

2011	$-
2012	-
2013	-
2014	141,762
2015	-

$141,762

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

NOTE 8 - INCOME TAXES

The Company has incurred net losses since inception.

During fiscal 2009, the Company recorded a federal income tax benefit and income tax receivable of $288 thousand related to a research and experimentation federal income tax credit. The Company recorded no income tax provision or benefit during fiscal 2010.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Years Ended June 30,
	2010	2009	2008

U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Available research and experimentation tax credits	5.5%	3.1%	4.4%
Stock-based compensation	(1.6)%	(1.0)%	(1.3)%
Effect of other permanent differences	(8.3)%	(3.2)%	0.0%
State income taxes, net of federal taxes	2.5%	3.0%	2.9%
Valuation allowance	(32.1)%	(35.7)%	(40.0)%

Total	0.0%	0.2%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows (dollars in thousands):

	June 30,
	2010	2009

Current deferred tax assets, gross
Accrued benefits	$2,942	$2,074
Inventory reserve	1,379	1,487
Other	60	139

Total current deferred tax assets	4,381	3,700
Non-current deferred tax assets, gross
Net operating loss carryforwards	128,427	102,997
Research and experimentation credit carryforwards	18,253	14,516
Deferred revenue	7,803	11,217
Deferred rent	7,991	9,166
Depreciation of property and equipment	3,359	2,662
Impairment on marketable securities	5,682	7,334
Other	3,461	2,849

Total non-current deferred tax assets	174,976	150,741

Total deferred tax assets	179,357	154,441
Long-term deferred tax liability
Unrealized gain on marketable securities	(2,057)	(1,209)

Total long-term deferred tax liability	(2,057)	(1,209)

Deferred tax assets, net of deferred tax liability	177,300	153,232

Valuation allowance	(177,300)	(153,232)

Deferred tax assets, net of valuation allowance	$-	$-

Based upon the level of historical taxable loss and projections of future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of June 30, 2010 and 2009.

Future realization depends on the future earnings of the Company, if any, the timing and amount of which are uncertain as of June 30, 2010. In the future, should management conclude that it is more likely than not that the deferred tax assets are, in fact, at least in part, realizable; the valuation allowance would be reduced to the extent of such realization and recognized as a deferred income tax benefit in the Company’s Statements of Operations and Comprehensive Loss.

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2010 and 2009 as a component of the Company’s net operating loss carryforwards. The entire balance is offset by a valuation allowance. The deferred tax asset balances as of June 30, 2010 and 2009 do not include excess tax benefits from stock option exercises of approximately $4.5 million and $4.4 million, respectively. Equity will be increased if and when such excess tax benefits are ultimately realized.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

As of June 30, 2010, the Company had available total net operating loss carryforwards of approximately $361.7 million, which expire in the years 2019 through 2031 and federal research and experimentation credit carryforwards of $19.6 million, which expire in the years 2022 through 2031.

The Tax Reform Act of 1986 contains provisions, among others, that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards and could be triggered by subsequent sales of securities by the Company or its stockholders.

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

The cumulative effect of accounting for tax contingencies in this manner has been recorded net in deferred tax assets, which resulted in no liability being recorded on the Company’s accompanying Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2010 is as follows (dollars in thousands):

	Years Ended June 30,
	2010	2009

Balance as of beginning of year	$1,997	$997
Additions based on tax positions related to the current year	992	993
Additions for tax positions of prior years	-	7

Balance as of end of year	$2,989	$1,997

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from inception of the Company. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying Statements of Operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption accounting for tax contingencies had no impact on the Company’s effective tax rate.

NOTE 9 -	RESTRUCTURING CHARGES

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

As a result of the reductions, the Company recorded a restructuring charge of approximately $1.5 million in the third quarter of fiscal 2009. Of this charge, $269 thousand was recorded in Cost of Sales, $1.1 million was recorded in Research and Development for Proprietary Drug Discovery and $140 thousand in General and Administrative in the accompanying Statements of Operations and Comprehensive Loss. The

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

restructuring charge is associated with the payment of termination benefits that the Company paid in cash during the third quarter of fiscal 2009. These termination benefits consisted of a severance payment based on the affected employee’s length of service with the Company, a health benefit payment that the employee may use to pay the premiums to continue health care coverage under COBRA and outplacement assistance. Payment of these termination benefits was contingent on the affected employee entering into a separation agreement with the Company.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities and equipment under various non-cancelable operating leases that expire through 2016. In addition to minimum lease payments, the Company is contractually obligated under certain of its lease agreements to pay certain operating expenses during the term of the leases, such as maintenance, taxes and insurance.

As of June 30, 2010, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows (dollars in thousands):

2011	$7,895
2012	7,969
2013	8,111
2014	8,251
2015	8,202
Thereafter	8,653

$49,081

Rent expense under these agreements, net of deferred credits, was $5.3 million, $5.2 million and $5.1 million for the years ended June 30, 2010, 2009 and 2008, respectively. Deferred rent credits recognized for the years ended June 30, 2010, 2009 and 2008 were approximately $3 million, $2.7 million and $2.6 million, respectively.

Colorado Facility Lease Agreements

During the first quarter of fiscal 2007, the Company entered into a series of agreements involving the acquisition and assignment of options to purchase the facilities that the Company occupied in Boulder and Longmont, Colorado to BioMed Reality L.P. (“BioMed”). BioMed purchased both facilities and subsequently leased them back to the Company.

On July 7, 2006, BioMed purchased the Boulder facility and the Company’s obligation under the Absolute Triple Net Lease was terminated along with its obligation under an existing sublease for the Boulder facility. In turn, the Company entered into a 10 year lease agreement with BioMed for the Boulder facility with total obligations under the lease amounting to $52 million over the lease term.

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

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

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

Common Stock

The Company has 120,000,000 shares of Common Stock that are authorized for issuance under its Restated Certificate of Incorporation.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

Reserved Shares

As of June 30, 2010, common stock reserved for future issuance is as follows:

Common stock reserved for the Exchange Warrants	12,000,000
Outstanding common stock options under the Stock Option and Incentive Plan	9,839,910
Common stock reserved and available for grant under the Stock Option and Incentive Plan	5,095,655
Common stock reserved and available for grant under the Employee Stock Purchase Plan	498,190

Total	27,433,755

NOTE 12 -	EMPLOYEE COMPENSATION PLANS

Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. The Company matches up to 4% of employee contributions on a discretionary basis as determined by the Company’s Board of Directors. Company contributions are fully vested after four years of employment. During fiscal year 2010, 2009 and 2008, the Company paid matching contributions of approximately $1.2 million, $1.4 million and $1.2 million, respectively.

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

The Company issued 525,695 shares, 385,273 shares and 144,626 shares of common stock during the fiscal years ended June 30, 2010, 2009 and 2008, respectively pursuant to the ESPP at an average price per share of $2.39, $3.44 and $7.16, respectively. Compensation expense related to the Company’s ESPP was $783 thousand, $641 thousand and $655 thousand for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

As of June 30, 2010, the Company had reserved a total of 2,850,000 shares for issuance under the ESPP and the Company had 498,190 shares available for issuance.

Stock Option and Incentive Plan

Overview

In September 2000, the Company’s Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the “Option Plan”), which is the successor equity incentive plan to the Company’s 1998 Stock Option Plan (the “1998 Plan”), initially adopted by the Board of Directors in July 1998. Upon the closing of the Company’s initial public offering in 2000, the Option Plan became effective and no additional

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

grants were made under the 1998 Plan. A total of 20,895,414 shares of common stock have been reserved for issuance under the Option Plan to eligible employees, consultants and directors of the Company. In addition, the Option Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

(i)	25% of the Company’s issued and outstanding shares of common stock, on a fully diluted and as-converted basis; and

(ii)	The number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date.

As of June 30, 2010, there were 20,895,414 shares authorized, of which 5,095,655 shares are available for future issuance under the Option Plan. Of the shares available for future issuance; 1,376,929 are available for incentive stock options. The remaining shares can be used for other awards under the Option Plan.

The Option Plan provides for awards of both non-statutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and other incentive awards and rights to purchase shares of the Company’s common stock.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, the number of shares, vesting exercise price and term of each option grant. Generally, options have a four-year annual vesting term, an exercise price equal to the market value of the underlying shares at the grant date and a ten-year life from the date of grant.

The Company has entered into employment agreements with the Company’s executive officers. Under these agreements, if a participating executive’s employment is terminated without cause or upon a change in control, then the executive is entitled to accelerated vesting of unvested stock options as provided in their agreement.

Accounting for Stock Options

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair values of stock options using the following assumptions:

	Years Ended June 30,
	2010	2009	2008

Risk-free interest rate	2.7% - 3.0%	1.8% - 2.2%	2.8% - 4.5%
Expected option term in years	6.25	6.25	6.25
Expected volatility	64.3% - 65.1%	64.7% - 65.7%	64.9% - 65.1%
Dividend yield	0.0%	0.0%	0.0%

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

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

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

Although the estimated fair values of employee stock options are determined as outlined above, these estimates are based on assumptions regarding a number of highly complex and subjective variables, including the Company’s stock price volatility over the expected terms of the awards, estimates of the expected option terms, including actual and expected employee option exercise behaviors and estimates of pre-vesting forfeitures. Changes in any of these assumptions could materially affect the estimated value of employee stock options and, therefore the valuation methods used may not provide the same measure of fair value observed in a willing buyer/willing seller market transaction.

Summary of Activity

A summary of option activity under the Option Plan as of June 30, 2010 and for the three years then ended is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding balance as of June 30, 2007	7,815,951	$7.54
Grants	1,076,900	$8.53
Exercises	(328,781)	$2.42
Cancellations/expirations	(177,487)	$10.37

Outstanding balance as of June 30, 2008	8,386,583	$7.81
Grants	2,081,110	$4.94
Exercises	(196,000)	$1.85
Cancellations/expirations	(1,008,428)	$9.91

Outstanding balance as of June 30, 2009	9,263,265	$7.06
Grants	1,217,300	$2.56
Exercises	(397,623)	$0.62
Cancellations/expirations	(243,032)	$7.71

Outstanding balance as of June 30, 2010	9,839,910	$6.75

Vested and exercisable as of June 30, 2010	6,757,965	$7.78

The weighted average grant date fair value was $1.59, $1.84 and $5.26 for the years ended June 30, 2010, 2009 and 2008, respectively. The total intrinsic value, or the difference between the exercise price and the market price on the day of exercise of options exercised, was $768 thousand, $526 thousand and $1.9 million for the years ended June 30, 2010, 2009 and 2008, respectively. The total fair value of shares vested during the years ended June 30, 2010, 2009 and 2008 were $5.2 million, $3.9 million and $3.6 million, respectively.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

The following table summarizes significant ranges for options outstanding and currently exercisable as of June 30, 2010:

	Stock Options Outstanding				Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
	Number	Contract	Average	Aggregate	Number	Average	Aggregate
	of Options	Term in	Exercise	Intrinsic	of Options	Exercise	Intrinsic
Exercise Price	Outstanding	Years	Price	Value	Exercisable	Price	Value

$0.60 - $2.43	258,890	9.3	$1.83	$2,671	1,090	$0.60	$2,671
$2.44 - $4.08	2,251,747	7.9	$2.98	645,721	610,970	$3.25	16,984
$4.46 - $5.69	221,259	6.4	$5.20	-	133,859	$5.19	-
$5.75 - $7.10	3,055,293	6.2	$6.42	-	2,281,753	$6.48	-
$7.18 - $8.48	1,338,301	4.0	$8.13	-	1,224,923	$8.14	-
$8.60 - $9.84	1,498,420	2.0	$9.05	-	1,497,620	$9.05	-
$10.07 - $11.29	811,100	4.1	$10.76	-	681,800	$10.78	-
$11.67 - $12.82	221,500	6.4	$12.45	-	154,350	$12.48	-
$12.92 - $14.28	183,400	2.8	$13.69	-	171,600	$13.70	-

	9,839,910	5.5	$6.75	$648,392	6,757,965	$7.78	$19,655

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value for stock options with an exercise price less than the Company’s closing stock price of $3.05 as of June 30, 2010, the last trading day of the fiscal year, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of June 30, 2010 was 2,012,247. The total number of in-the-money stock options exercisable as of June 30, 2010 was 212,470.

Share-Based Compensation Expense

Stock-based compensation expense was $5.4 million, $5.9 million and $6.2 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, substantially all of which was related to the Company’s Option Plan and the ESPP.

The Company did not recognize a tax benefit from share-based compensation expense because the Company has concluded that it is not more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will be realized.

As of June 30, 2010, there was approximately $5.1 million of total unrecognized compensation expense (including the impact of expected forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan. That expense is expected to be recognized over a weighted-average period of 2.3 years.

Cash received from stock options exercised and purchases under the ESPP during the years ended June 30, 2010, 2009 and 2008 was $1.2 million, $1.7 million and $1.8 million, respectively.

NOTE 13 -	EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which the Company agreed to sell from time to time, up to an aggregate of $25 million in shares of its $.001 par value common stock, through the Agent that have been registered on a registration statement on Form S-3 (File No. 333-15801). Sales of the shares made pursuant to the Equity Distribution Agreement, if any, will be made on The NASDAQ Stock Market by means of ordinary

ARRAY BIOPHARMA INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2010, 2009 and 2008

brokers’ transactions at market prices. Additionally, under the terms of the Equity Distribution Agreement, the Company may sell shares of its common stock through the Agent, on The NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price.

During the year ended June 30, 2010, the Company sold 3,301,025 shares of common stock at an average price of $3.51 per share and received gross proceeds of $11.6 million. The Company paid commissions to the Agent relating to these sales equal to $348 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $275 thousand.

NOTE 14 -	EMPLOYEE BONUS

The Company has an annual performance bonus program for its employees. As of June 30, 2010, Company had $6.5 million accrued related to the fiscal 2010 Performance Bonus Program, which is recorded in Accrued Compensation and Benefits in the accompanying Balance Sheets.

On October 5, 2009, the Company paid bonuses to approximately 350 eligible employees having an aggregate value of $3.9 million under the fiscal 2009 Performance Bonus Program through the issuance of a total of 1,000,691 shares of its common stock valued at $2.4 million and a payment of cash to satisfy related withholding taxes. The liability for the bonus as of June 30, 2009 of $4.2 million was recorded in Accrued Compensation and Benefits in the accompanying Balance Sheets.

NOTE 15 -	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize the Company’s unaudited quarterly operating results for the fiscal years ended June 30, 2010 and 2009 (dollars in thousands, except per share data):

	First	Second	Third	Fourth
Fiscal Year Ended June 30, 2010	Quarter	Quarter	Quarter	Quarter

Revenue	$7,890	$9,644	$18,376	$17,970
Research and development for proprietary drug discovery	$19,201	$19,104	$17,692	$16,491
Total operating expenses	$29,337	$28,799	$29,903	$29,892
Net loss	$(24,802)	$(21,825)	$(15,158)	$(15,846)
Weighted average shares outstanding - basic and diluted	48,137	49,405	50,697	52,680
Net loss per share - basic and diluted	$(0.52)	$(0.44)	$(0.30)	$(0.30)

	First	Second	Third	Fourth
Fiscal Year Ended June 30, 2009	Quarter	Quarter	Quarter	Quarter

Revenue	$5,748	$7,689	$6,038	$5,507
Research and development for proprietary drug discovery	$24,509	$23,709	$20,029	$21,313
Total operating expenses	$34,121	$33,252	$30,005	$30,057
Net loss	$(33,685)	$(37,818)	$(29,610)	$(26,702)
Weighted average shares outstanding - basic and diluted	47,573	47,605	48,068	48,119
Net loss per share - basic and diluted	$(0.71)	$(0.79)	$(0.62)	$(0.55)

The Net Loss per Share amounts above may not sum to the annual amounts presented in the Company’s accompanying Statements of Operations and Comprehensive Loss due to rounding.

EXHIBIT INDEX

Exhibit	Footnote
No.	Ref.	Description

3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(16)	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.3	(19)	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008
3.4	(3)	Certificate of Designation of the Series A Junior Participating Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
4.2	(20)	Registration Rights Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
4.3	(27)	Form of Warrant to purchase shares of the registrant’s Common Stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International, Limited
10.1	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.2	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.3	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.4	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.5	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.6	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.7	(1)	1998 Stock Option Plan effective July 1, 1998, as amended*
10.8	(7)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*
10.9	(15)	Form of Incentive Stock Option Agreement, as amended*
10.10	(15)	Form of Nonqualified Stock Option Agreement, as amended*
10.11	(12)	Array BioPharma Inc. Amended and Restated Employee Stock Purchase Plan*
10.14	(13)	Employment Agreement between Registrant and Robert E. Conway dated March 1, 2006*
10.15	(6)	Form of Employment Agreement dated September 1, 2002 between Registrant and each of David L. Snitman, Kevin Koch and R. Michael Carruthers.*
10.16	(5)	Employment Agreement effective as of March 4, 2002 between Registrant and John Moore*
10.18	(9)	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. dated December 20, 2004*
10.19	(11)	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*
10.20	(2)	Rights Agreement, dated August 2, 2001, between the Registrant and Computershare Trust Company, Inc., as Rights Agent
10.21	(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended**
10.22	(4)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001**

Exhibit	Footnote
No.	Ref.	Description

10.23	(3)	Lead Generation Collaboration Agreement between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**
10.24	(8)	Collaboration and License Agreement between Registrant and AstraZeneca AB, dated December 18, 2003**
10.25	(8)	Drug Discovery Collaboration Agreement between Registrant and Genentech, Inc., dated December 22, 2003**
10.26	(11)	Second Amendment dated October 1, 2005 to the Drug Discovery Collaboration Agreement between Registrant and Genentech, Inc.**
10.27	(10)	Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002 along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
10.28	(15)	Amendment No. 6 dated February 3, 2006 to the Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002**
10.29	(15)	Amendment No. 7 dated June 28, 2006 to the Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002**
10.30	(14)	Exercise of Option to Extend Funding of Research FTEs dated August 31, 2006 to the Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002
10.31	(11)	Drug Discovery Agreement between Registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**
10.32	(18)	Drug Discovery and Development Agreement by and between Registrant and Celgene Corporation dated September 21, 2007**
10.33	(20)	First Amendment to Drug Discovery and Development Agreement between Registrant and Celgene Corporation dated June 17, 2009**
10.34	(10)	Loan and Security agreement by and between Registrant and Comerica Bank dated June 28, 2005
10.35	(11)	First Amendment to Loan and Security agreement by and between Registrant and Comerica Bank dated December 19, 2005.
10.36	(14)	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank dated July 7, 2006
10.37	+	Third Amendment to Loan and Security Agreement dated June 12, 2008 between the Registrant and Comerica Bank
10.38	+	Fourth Amendment to Loan and Security Agreement dated March 11, 2009 between the Registrant and Comerica Bank as further amended by the Fifth Amendment and the Sixth Amendment to the Loan and Security Agreement
10.39	(22)	Fifth Amendment to Loan and Security Agreement dated September 30, 2009 between the Registrant and Comerica Bank
10.40	(25)	Sixth Amendment to Loan and Security Agreement dated March 31, 2010 between the Registrant and Comerica Bank
10.41	(17)	Facility Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.**
10.42	(17)	Security Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.**
10.43	(20)	Letter Agreement dated May 15, 2009 amending Security Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
10.44	(28)	Facility Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P., and Deerfield Private Design International**

Exhibit	Footnote
No.	Ref.	Description

10.45	(14)	Facilities Lease and Assignment dated July 7, 2006 between the Registrant and BMR-3200 Walnut Street LLC
10.46	(14)	Facilities Lease and Assignment dated August 9, 2006 between the Registrant and BMR-Trade Center Avenue LLC
10.47	(21)	Equity Distribution Agreement, dated September 18, 2009 between the Registrant and Piper Jaffray & Co.
10.48	(23)	Letter Agreement dated July 30, 2009 between the Registrant and Genentech, Inc.**
10.49	(24)	Collaboration and License Agreement dated December 13, 2009 between the Registrant and Amgen Inc.**
10.50	(26)	Description of Performance Bonus Program*
10.51	+	License Agreement dated April 19, 2010 between the Registrant and Novartis International Pharmaceutical Ltd.***
23.1	+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	+	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	+	Certifications of Robert E. Conway and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s registration statement on Form S-1 (File No. 333-45922)

(2)	Incorporated herein by reference to the Current Report on Form 8-K as of August 3, 2001 (File No. 000-31979)

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-31979)

(4)	Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 001-16633)

(5)	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-16633)

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-16633)

(7)	Incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A with respect to the annual meeting of stockholders held on October 30, 2008

(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (File No. 001-16633)

(9)	Incorporated herein by reference to the Current Report on Form 8-K as of December 20, 2004 (File No. 001-16633)

(10)	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (File No. 001-16633)

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (File No. 001-16633)

(12)	Incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A with respect to the annual meeting of stockholders held on October 28, 2009

(13)	Incorporated herein by reference to the Current Report on Form 8-K as of March 1, 2006 (File No. 001-16633)

(14)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-16633)

(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File No. 001-16633)

(16)	Incorporated herein by reference to the Current Report on Form 8-K as of November 1, 2007 (File No. 001-16633)

(17)	Incorporated herein by reference to the Current Report on Form 8-K as of May 5, 2008 (File No. 001-16633)

(18)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 001-16633)

(19)	Incorporated herein by reference to the Current Report on Form 8-K as of October 30, 2008 (File No. 001-16633)

(20)	Incorporated herein by reference to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 001-16633)

(21)	Incorporated herein by reference to the Current Report on Form 8-K as of September 18, 2009 (File No. 001-16633)

(22)	Incorporated herein by reference to the Current Report on Form 8-K as of September 30, 2009 (File No. 001-16633)

(23)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 001-16633)

(24)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 (File No. 00116633)

(25)	Incorporated herein by reference to the Current Report on Form 8-K dated March 31, 2010 (File No. 001-16633)

(26)	Incorporated herein by reference to the Current Report on Form 8-K dated October 29, 2009 (File No. 001-16633)

(27)	Incorporated herein by reference to the Current Report on Form 8-K/A dated May 15, 2009 filed on September 23, 2009 (File No. 001-16633)

(28)	Incorporated herein by reference to the Current Report on Form 8-K/A dated May 15, 2009 filed on September 29, 2009 (File No. 001-16633)

+	Filed herewith.

*	Management contract or compensatory plan.

**	Confidential treatment of redacted portions of this exhibit has been granted.

***	Confidential treatment of redacted portions of this exhibit has been applied for.