Form 10-Q
period 2010-09-30
ARRAY BIOPHARMA INC
filed 2010-11-09
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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
Yes ☐ No ☒
As of November 4, 2010, the registrant had 55,265,544 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30,	June 30,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$33,292	$32,846
Marketable securities	59,640	78,664
Prepaid expenses and other current assets	7,337	5,788

Total current assets	100,269	117,298

Long-term assets
Marketable securities	15,729	17,359
Property and equipment, net	20,291	21,413
Other long-term assets	2,965	3,109

Total long-term assets	38,985	41,881

Total assets	$139,254	$159,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,013	$5,634
Accrued outsourcing costs	3,980	4,907
Accrued compensation and benefits	11,607	10,013
Other accrued expenses	2,134	1,723
Deferred rent	3,218	3,180
Deferred revenue	52,290	52,474

Total current liabilities	77,242	77,931

Long-term liabilities
Deferred rent	17,472	18,301
Deferred revenue	53,341	65,177
Long-term debt, net	114,461	112,825
Derivative liabilities	535	825
Other long-term liabilities	1,436	798

Total long-term liabilities	187,245	197,926

Total liabilities	264,487	275,857

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 53,729,984 and 53,224,248 shares issued and outstanding, as of September 30, 2010 and June 30, 2010, respectively	54	53
Additional paid-in capital	334,918	332,277
Warrants	36,296	36,296
Accumulated other comprehesive income	4,961	5,528
Accumulated deficit	(501,462)	(490,832)

Total stockholders’ deficit	(125,233)	(116,678)

Total liabilities and stockholders’ deficit	$139,254	$159,179

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Revenue
Collaboration revenue	$5,720	$5,044
License and milestone revenue	12,793	2,846

Total revenue	18,513	7,890

Operating expenses
Cost of revenue	7,281	5,923
Research and development for proprietary programs	13,855	19,201
General and administrative	4,268	4,213

Total operating expenses	25,404	29,337

Loss from operations	(6,891)	(21,447)

Other income (expense)
Losses on auction rate securities	(67)	(217)
Interest income	220	304
Interest expense	(3,892)	(3,442)

Total other income (expense), net	(3,739)	(3,355)

Net loss	(10,630)	(24,802)

Change in unrealized gains and losses on marketable securities	(567)	1,898

Comprehensive loss	$(11,197)	$(22,904)

Weighted average shares outstanding - basic and diluted	53,415	48,137

Net loss per share - basic and diluted	$(0.20)	$(0.52)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders’ Deficit
(Amounts in Thousands)
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of June 30, 2010	-	$-	53,224	$53	$332,277	$36,296	$5,528	$(490,832)	$(116,678)

Issuance of common stock under stock option and employee stock purchase plans	-	-	32	-	93	-	-	-	93
Share-based compensation expense	-	-	-	-	1,098	-	-	-	1,098
Issuance of common stock for cash, net of offering costs	-	-	474	1	1,450	-	-	-	1,451
Reclassification of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(220)	-	(220)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	(347)	-	(347)
Net loss	-	-	-	-	-	-	-	(10,630)	(10,630)

Balance as of September 30, 2010	-	$-	53,730	$54	$334,918	$36,296	$4,961	$(501,462)	$(125,233)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(10,630)	$(24,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,490	1,683
Non-cash interest expense for long-term debt	1,517	1,762
Share-based compensation expense	1,098	1,522
Losses on auction rate securities	67	217
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,576)	907
Accounts payable and other accrued expenses	(1,210)	(1,428)
Accrued outsourcing costs	(927)	664
Accrued compensation and benefits	1,345	899
Deferred rent	(791)	(756)
Deferred revenue	(12,020)	(1,556)
Other liabilities	723	-

Net cash used in operating activities	(20,914)	(20,888)

Cash flows from investing activities
Purchases of property and equipment	(368)	(265)
Purchases of marketable securities	(11,527)	-
Proceeds from sales and maturities of marketable securities	31,711	3,521

Net cash provided by investing activities	19,816	3,256

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	93	3
Proceeds from the issuance of common stock for cash	1,519	163
Payment of offering costs	(68)	(35)
Proceeds from the issuance of long-term debt and warrants	-	40,000
Payment of transaction fee	-	(1,000)

Net cash provided by financing activities	1,544	39,131

Net increase in cash and cash equivalents	446	21,499
Cash and cash equivalents as of beginning of period	32,846	33,202

Cash and cash equivalents as of end of period	$33,292	$54,701

Supplemental disclosure of cash flow information
Cash paid for interest	$2,349	$1,208

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
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
Basis of Presentation
The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification. The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to requirements for interim reporting. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2010, its results of operations for the three months ended September 30, 2010 and 2009, and its cash flows for the three months ended September 30, 2010 and 2009. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on August 12, 2010.
Certain fiscal 2010 amounts have been reclassified to conform to the current year presentation. Specifically, Accounts Payable and Other Accrued Expenses were separated into two line items, Accounts Payable and Other Accrued Expenses, respectively, in the accompanying Condensed Balance Sheets.
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
The Company believes the accounting estimates having the most significant impact on its financial statements relate to (i) estimating the periods over which up-front and milestone payments from collaboration agreements are recognized; (ii) estimating the fair value of the Company’s auction rate securities (“ARS”); (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) estimating the fair value of the Company’s long-term debt that has associated warrants and embedded derivatives, and the separate valuation of those warrants and embedded derivatives.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
Liquidity
The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2010, the Company had an accumulated deficit of $501.5 million. The Company had net losses of $10.6 million for the three months ended September 30, 2010 and $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
The Company has historically funded its operations from up-front fees and license and milestone revenue received under its collaborations and out-licensing transactions, from the issuance and sale of its equity securities and through debt provided by its credit facilities. In December 2009, for example, the Company received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement and during the fourth quarter of fiscal 2010, the Company received $45 million in an upfront and milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd. The recognition of revenue under these agreements is discussed further in Note 4 – Deferred Revenue. However, until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities that were generated primarily from revenue from its collaboration agreements, equity offerings and debt. The Company believes that its cash, cash equivalents and marketable securities, excluding the value of the ARS it holds, will enable it to continue to fund its operations for at least the next 12 months. There can be no assurance, however, that sufficient funds will be available to the Company when needed from existing or future collaborations or from the proceeds of debt or equity financings.
If the Company is unable to obtain additional funding from these or other sources to the extent or when needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient funds may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose in order to obtain up-front license fees needed to fund its operations.
Fair Value Measurements
The Company’s financial instruments are recognized and measured at fair value in the Company’s financial statements and mainly consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. The Company uses different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received or paid to sell the financial instruments in an orderly transaction between market participants at the measurement date. The Company uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
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
Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. The Company reviews all available-for-sale securities each period to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses on ARS along with declines in value judged to be other-than-temporary are reported in Gains (Losses) on Sales of Auction Rate Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method. See Note 3 - Marketable Securities – Auction Rate Securities, below for more information about the valuation of the Company’s ARS.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
The carrying value for property and equipment is reviewed for impairment when events or changes in circumstances indicate that the book value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount.
Equity Investment
The Company has entered into one, and may in the future enter into additional, collaboration and licensing agreements in which it receives an equity interest in consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest at cost as Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near term prospects of the issuer.
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
Deferred Revenue
The Company records amounts received but not earned under its collaboration agreements as Deferred Revenue, which are then classified as either current or long-term in the accompanying Condensed Balance Sheets based on the period during which they are expected to be recognized as revenue.
Long-term Debt and Embedded Derivatives
The terms of the Company’s long-term debt are discussed in detail in Note 5 – Long-term Debt. The accounting for these arrangements is complex and is based upon significant estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and incurrence of new debt. The Company also reviews each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.
The Company currently has two embedded derivatives related to its long-term debt with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who are referred to collectively as Deerfield). The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in control of the Company. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company’s Embedded Derivatives are measured using Level III, or unobservable inputs as there is no

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
active market for them. The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company engaged a third-party valuation firm to perform the valuation as part of its overall fair value analysis as of July 31, 2009, the date the funds were disbursed under the credit facility entered into in May 2009, and for each subsequent quarter end through the current quarter end. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values.
The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in the Company’s accompanying Condensed Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.
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
Operating Leases
The Company has negotiated certain landlord/tenant incentives and rent holidays and escalations in the base price of rent payments under its operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. The Company has also entered into two sale-lease back transactions for its facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord is recorded as increases to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the lease term. Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon the period when reversal of the liability is expected to occur.
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
Revenue Recognition
Most of the Company’s revenue is from the Company’s collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. The Company’s agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of the Company’s revenue comes from the sale of compounds on a per-compound basis. The Company reports revenue for discovery, the sale of chemical compounds and the co-development of proprietary drug candidates that the Company out-licenses, as Collaboration Revenue in the Company’s Condensed Statements of Operations and Comprehensive Loss. License and Milestone Revenue is combined in the Company’s Condensed Statements of Operations and Comprehensive Loss and consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
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
The Company also has agreements that provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment finances future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are for activities for which there are no future obligations and as a result, are recognized when earned in their entirety.
The Company periodically reviews the expected performance periods under each of its agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjusts the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition for non-refundable license fees and up-front payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. As such, while such estimates have no impact on its reported cash flows, the Company’s reported revenue is significantly influenced by its estimates of the period over which its obligations will be performed.
Cost of Revenue and Research and Development for Proprietary Programs
The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development for Proprietary Programs based upon the respective time spent by its scientists on research and development conducted for its collaborators and for its internal proprietary programs, respectively. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred. Research and Development for Proprietary Programs consist of direct and indirect costs for the Company’s specific proprietary programs.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
For example, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, the Company reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Programs. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene is likely to exercise its option to license one of the remaining three programs. Accordingly, beginning October 1, 2009, the Company began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development for Proprietary Programs. See Note 4 – Deferred Revenue, for further information about the Company’s collaboration with Celgene.
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
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) consists of the Company’s net losses and adjustments to unrealized gains and losses on investments in available-for-sale marketable securities. The Company had no other sources of comprehensive income (loss) for the periods presented.
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
Geographic Information
All of the Company’s collaboration agreements are denominated in U.S. dollars. The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for the compounds (dollars in thousands):

	Three Months Ended September 30,
	2010	2009

North America	$15,680	$7,853
Europe	2,829	23
Asia Pacific	4	14

	$18,513	$7,890

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
Significant Collaborators
The following collaborators contributed greater than 10% of total revenue during the periods set forth below:

	Three Months Ended September 30,
	2010	2009

Amgen Inc.	39.1%	0.0%
Genentech, Inc.	23.1%	64.1%
Celgene Corporation	22.3%	20.8%
Novartis International Pharmaceutical Ltd.	15.2%	0.0%
InterMune, Inc.	0.0%	12.7%

	99.7%	97.6%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral to secure the payment obligations of its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, most collaborators pay in advance and management does not believe significant credit risk exists in its recorded accounts receivable as of September 30, 2010.
NOTE 3 - MARKETABLE SECURITIES
Marketable securities consisted of the following as of September 30, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$59,369	$5	$-	$59,374
Mutual fund securities	266	-	-	266

Sub-total	59,635	5	-	59,640

Long-term available-for-sale securities:
Auction rate securities	10,060	4,956	-	15,016
Mutual fund securities	713	-	-	713

Sub-total	10,773	4,956	-	15,729

Total	$70,408	$4,961	$-	$75,369

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
Marketable securities consisted of the following as of June 30, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$78,653	$-	$(5)	$78,648
Mutual fund securities	16	-	-	16

Sub-total	78,669	-	(5)	78,664

Long-term available-for-sale securities:
Auction rate securities	11,027	5,533	-	16,560
Mutual fund securities	799	-	-	799

Sub-total	11,826	5,533	-	17,359

Total	$90,495	$5,533	$(5)	$96,023

The estimated fair value of these marketable securities as of September 30, 2010 and June 30, 2010 were classified into the following fair value measurement categories as follows (dollars in thousands):

	September 30,	June 30,
	2010	2010

Quoted prices in active markets for identical assets (Level 1)	$60,353	$79,463
Significant unobservable inputs (Level 3)	15,016	16,560

	$75,369	$96,023

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2010 is as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$59,635	$59,640
Due in one year to three years	713	713
Due after 10 years or more	10,060	15,016

	$70,408	$75,369

Auction Rate Securities
The Company is currently unable to readily liquidate its ARS. Since fiscal 2008, the auctions for all of the ARS were unsuccessful. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points, which has continued from the time the auctions failed

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
through the current quarter end. While the Company now earns a higher contractual interest rate on these investments, the investments may not be liquid at a time when the Company needs to access these funds. In the event the Company needs to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, the Company may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current estimated fair value.
As of September 30, 2010, the Company held four securities with a par value of $20.3 million and an estimated fair value of $15.0 million. As of June 30, 2010, the Company held five securities with a par value of $26.3 million and an estimated fair value of $16.6 million. The Company sold one of the ARS in the first quarter of fiscal 2011 with a par value of $6 million and an estimated fair value of $967 thousand for $900 thousand and realized a loss of $67 thousand, with $220 thousand recognized from Accumulated Other Comprehensive Income.
On October 5, 2010, the Company sold one of the ARS with a par value of $3 million for $1.9 million and realized a gain of $567 thousand, which was recognized in full from Accumulated Other Comprehensive Income.
Under the fair value hierarchy, the Company’s ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are the estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS as part of its overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the current quarter.
While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional changes to the ARS values, either increasing or decreasing their value by a potentially material amount.
As of September 30, 2010, the Company has recorded cumulative net fair value declines of $5.3 million from the original par value of the four ARS it held at that date.
Based on its fair value analysis and fair value estimates as of each period end, the Company recorded adjustments to the fair value of its ARS as follows (dollars in thousands):

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Balance as of prior year end	$16,560	$16,518
Gains during period included in equity	-	1,898
Sale of ARS	(900)	-
Reclassification of unrealized gain from Accumulated Other Comprehensive Income to earnings	(220)	-
Losses during period included in equity	(357)	-
Losses during period included in earnings due to the sale of marketable securities	(67)	-
Losses during period included in earnings due to impairment of marketable securities	-	(217)

Balance as of current quarter end	$15,016	$18,199

NOTE 4 – DEFERRED REVENUE
Deferred revenue consisted of the following (dollars in thousands):

	September 30,	June 30,
	2010	2010

Amgen, Inc.	$45,693	$50,595
Novartis International Pharmaceutical Ltd.	39,969	42,781
Celgene Corporation	16,393	20,492
Genentech, Inc.	3,576	3,783

Total deferred revenue	105,631	117,651
Less: Current portion	(52,290)	(52,474)

Deferred revenue, long term	$53,341	$65,177

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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
The Company is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. The Company will also receive royalties on sales of any approved drugs developed under the agreement.
The Company estimates that its obligations under the agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee on a straight-line basis from the date the agreement was signed on December 13, 2009 through that time. The Company recognized $4.9 million of revenue under the agreement for the three months ended September 30, 2010, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
The Company recognized $1.1 million in revenue for the three months ended September 30, 2010 for research performed by its full-time-equivalent scientists working on the discovery program, which is recorded in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
During the three months ended September 30, 2010, the Company recognized $1.2 million in revenue and cost of sales for the reimbursement of certain development activities which is recorded in Collaboration Revenue and Cost of Sales, respectively, in the accompanying Condensed Statements of Operations and Comprehensive Loss.
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
Novartis International Pharmaceutical Ltd.
The Company and Novartis International Pharmaceutical Ltd. entered into a License Agreement in April 2010 granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, currently in a Phase 1b expansion trial in patients with KRAS or BRAF mutant colorectal cancer, as well as ARRY-300 and other specified MEK inhibitors. Under the agreement, the Company is responsible for completing the on-going expansion trial of MEK162 and the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to the Company’s option to co-detail approved drugs in the U.S.
In consideration for the rights granted to Novartis under the agreement, the Company received $45 million, comprising an upfront and milestone payment, in the fourth quarter of fiscal 2010, and is also entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. Novartis will also pay the Company royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level, assuming the Company continues to co-develop as described below.
The Company estimates that its obligations under the agreement will continue until April 2014 and, therefore, is recognizing the up-front fee and first milestone on a straight-line basis from the date the agreement was signed in April 2010 through that time. The Company recognized $2.8 million of revenue for the three months ended September 30, 2010, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
The agreement contains co-development rights whereby the Company can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis will reimburse the Company for 100% of the Company’s development costs. Beginning in year three, the Company will begin paying its percentage share of the combined development costs, up to a

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
maximum amount with annual caps, unless it opts out of paying its percentage share of these costs. If the Company opts out of paying its share of combined developments costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S., and the Company would no longer have the right to develop or detail such product.
The Company is recording a receivable in the accompanying Condensed Balance Sheets for the amounts due from Novartis for the reimbursement of the Company’s development costs. The Company is accruing its percentage share of the combined development costs in the accompanying Condensed Balance Sheets as an Other Long-term Liability, on the basis of the Company’s intention to begin paying such amounts to Novartis beginning in year three of the co-development period.
The Company incurred development costs of $2.1 million during the three months ended September 30, 2010 and recorded a corresponding receivable in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets. The Company’s share of the combined development costs was $723 thousand during the three months ended September 30, 2010, which is recorded in Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss and Other Long-Term Liabilities in the accompanying Condensed Balance Sheets.
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
Celgene Corporation
In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40 million to the Company to provide research funding for activities conducted by the Company. The Company is responsible for all discovery development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene’s option may be exercised with respect to drugs directed at any of the original four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. Additionally, the Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. The Company will also receive royalties on net sales of any drugs. The Company retains all rights to the other programs. In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target and Celgene paid the Company $4.5 million in consideration for the amendment. The option term of this target will expire on or before June 2016/ No other terms of the agreement with Celgene were modified by the amendment. In September 2009, Celgene notified the Company it was waiving its rights to one of the programs, leaving it the option to select two of the remaining three targets.
The Company had previously estimated that its discovery obligations under the agreement would continue through September 2014 and accordingly was recognizing as revenue the up-front fees received from the date of receipt through September 2014. Effective October 1, 2009, the Company estimated that its discovery efforts under the agreement will conclude by September 2011. Therefore, the unamortized

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
balance as of September 30, 2009 is being amortized on a straight line basis over the shorter period. The Company recognized $4.1 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively. These amounts are recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
Celgene can also choose to terminate any drug development program for which it has not exercised an option at any time, provided that it must give the Company prior notice. In this event, all rights to the program remain with the Company and it would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could have achieved had Celgene continued development of the program. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised its option, upon six months’ written notice to the Company. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.
NOTE 5 – LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	September 30,	June 30,
	2010	2010

Credit facility	$126,762	$126,762
Refinance term loan	15,000	15,000

Long-term debt, gross	141,762	141,762
Less: Unamortized discount on credit facility	(27,301)	(28,937)

Long-term debt, net	114,461	112,825

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
Accrued interest on the Credit Facilities is payable monthly and the outstanding principal and any unpaid accrued interest is due on or before April 2014. Interest and principal may be repaid, at the Company’s option, at any time with shares of the Company’s common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. The maximum number of shares that the Company can issue to Deerfield under the Credit Facilities without obtaining stockholder approval is 9,622,220 shares.
Prior to the disbursement of the 2009 Loan, simple interest was at a 2% annual rate and compound interest accrued at an additional 6.5% annual rate on the $80 million principal balance from the date of the Facility Agreement for the 2008 Loan through the July 31, 2009 disbursement date of the 2009 Loan. During this period, simple interest on the 2008 Loan was payable quarterly. The Company made these quarterly interest payments during fiscal 2009 and the first quarter of fiscal 2010. The interest rate on the

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
2008 Loan was reduced upon disbursement of the 2009 Loan on July 31, 2009 to 7.5% per annum, subject to adjustment as described below, and became payable monthly. Compound interest stopped accruing on the 2008 Loan as of July 31, 2009.
The reduced 7.5% interest rate will continue to apply as long as the Company’s total Cash and Cash Equivalents and Marketable Securities on the first business day of each month during which such principal amounts remain outstanding is at least $60 million. If the Company’s total Cash and Cash Equivalents and Marketable Securities in any month are less than $60 million, the interest rate is adjusted to a rate between 8.5% per annum and 14.5% per annum for every $10 million by which it is less than $60 million as follows:

Applied Interest
Total Cash, Cash Equivalents and Marketable Securities	Rate

$60 million or greater	7.5%
Between $50 million and $60 million	8.5%
Between $40 million and $50 million	9.5%
Between $30 million and $40 million	12.0%
Less than $30 million	14.5%
The Credit Facilities contain two embedded derivatives: (1) the variable interest rate structure described above and (2) Deerfield’s right to accelerate the loan upon certain changes of control of the Company or an event of default, which is considered a significant transaction contingent put option. As discussed in Note 1 – Overview and Basis of Presentation under the caption Long-term Debt and Embedded Derivatives, these derivatives must be valued and reported separately in the Company’s financial statements and are collectively referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs.
In order to estimate fair value of the variable interest rate feature, the Company makes assumptions as to interest rates that may be in effect during the term and the impact of repaying the debt at maturity in cash and/or stock. Because the variable interest rate feature is tied to the Company’s cash and cash equivalent balances during the term of the Credit Facilities, the Company is required to project its cash balances over this period, including forecasted up-front revenue from new collaboration arrangements, milestone payments, other revenue, funds to be provided from issuances of debt and/or equity, costs and expenses and other items. Such forecasts are inherently subjective and, although management believes the assumptions upon which they are based are reasonable, may not reflect actual results.
In order to estimate the fair value of the put right, the Company estimates the probability of a change in control that would trigger Deerfield’s acceleration rights as specified in the loan provisions. The Company’s evaluation of this probability is based on its expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the Credit Facilities and other factors, all of which are inherently uncertain and difficult to predict.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
The assumptions for each period are as follows:

		Estimated
		Probability of
	Estimated	Triggering a
	Effective	Change of
	Interest Rate	Control

July 31, 2009	7.55%	5.00%
September 30, 2009	7.55%	5.00%
December 31, 2009	7.54%	5.00%
March 31, 2010	7.54%	5.00%
June 30, 2010	7.54%	5.00%
September 30, 2010	7.54%	4.00%
Based on these assumptions, the Embedded Derivatives were initially valued as of July 31, 2009 at $1.1 million and recorded as Derivative Liabilities and as Debt Discount in the accompanying Condensed Balance Sheets. The estimated fair value of the Embedded Derivatives based on these assumptions was determined to be $535 thousand and $825 thousand as of September 30, 2010 and June 30, 2010, respectively.
The change in value of the Embedded Derivatives of $290 thousand and $125 thousand was recorded as a reduction to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three months ended September 30, 2010 and 2009, respectively. Management will continue to re-assess these assumptions at each reporting date and future changes to these assumptions could materially change the estimated fair value of the Embedded Derivatives, with a corresponding impact on the Company’s reported results of operations.
The Company estimated that the fair value of the Deerfield debt was $99 million and $95.4 million at September 30, 2010 and June 30, 2010, respectively.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
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
The Exchange Warrants contain substantially the same terms as the Prior Warrants, except that the Exchange Warrants have a lower per share exercise price. The Warrants are exercisable commencing January 31, 2010 and expire on April 29, 2014. Other than the exercise price, all other provisions of the Exchange Warrants and the New Warrants are identical.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
the prior exercise price ($7.54). The Black-Scholes option pricing models used to calculate these values used the following assumptions:
•	Risk-free interest rate of 1.86%;

•	Volatility of 61.94%;

•	Expected life of five years; and

•	Dividend yield of zero.
Prior to disbursement of the 2009 Loan, the Company recorded the incremental value of the Exchange Warrants of $3.3 million as of June 30, 2009 in Other Long-Term Assets and Warrants in the accompanying Condensed Balance Sheets. Following disbursement of the 2009 Loan on July 31, 2009, the Company reclassified the balance of $3.3 million in Other Long-Term Assets to Debt Discount and began amortizing the discount to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss from July 31, 2009 to the end of the term of the Credit Facilities.
The interest expense recognized by the Company for the Deerfield Credit Facilities for the three months ended September 30, 2010 and 2009, respectively, follows (dollars in thousands).

	Three Months Ended
	September 30,
	2010	2009

2.0% simple interest	$-	$124
6.5% compounding interest	-	476
7.5% simple interest	2,250	1,500
Amortization of the transaction fees	143	125
Amortization of the debt discounts	1,637	1,285
Change in value of the Embedded Derivatives	(290)	(125)

Total interest expense on the Deerfield Credit Facility	$3,740	$3,385

Term Loan and Equipment Line of Credit
The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank dated June 28, 2005, which has been subsequently amended. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a first priority security interest in the Company’s assets, other than its intellectual property.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
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
As of September 30, 2010, the term loan had an interest rate of 3.25% per annum. The Company recognized $125 thousand and $58 thousand of interest for the three months ended September 30, 2010 and 2009, respectively. These charges are recorded in Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.
The following table outlines the level of Cash, Cash Equivalents and Marketable Securities, which the Company must hold in accounts at Comerica Bank per the Loan and Security Agreement based on the Company’s total Cash, Cash Equivalent and Marketable Securities, which was modified as part of the March 31, 2010 amendment.

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
The estimated fair value of the Loan and Security Agreement was $15 million as of September 30, 2010 and June 30, 2010.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
Commitment Schedule
A summary of the Company’s contractual commitments as of September 30, 2010 under the Credit Facilities and the Loan and Security Agreement discussed above are as follows (dollars in thousands):

For the twelve months ended September 30,
2011	$-
2012	-
2013	-
2014	141,762
2015	-

$141,762

NOTE 6 – SHARE BASED COMPENSATION EXPENSE
The Company adopted the modified prospective method for expensing share-based compensation as of July 1, 2005, which requires that all share-based payments to employees be recognized in the Condensed Statements of Operations and Comprehensive Loss at the fair value of the award on the grant date. Under this method, the Company recognizes compensation expense equal to the grant date fair value for all share-based payments granted on or after July 1, 2005. Shared-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP. The fair value of all stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants. See Note 12 - Employee Compensation Plans to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2010 for more information about the assumptions used by the Company under this valuation methodology. During the three months ended September 30, 2010, the Company made no material changes to these assumptions.
During the three months ended September 30, 2010 and 2009, the Company issued new stock options to purchase a total of 29,700 shares and 3,000 shares of common stock, respectively. The Company recognized compensation expense for stock options of $908 thousand and $1.3 million for the three months ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, there was $4.3 million of total unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.2 years.
The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount. During the three months ended September 30, 2010 and 2009, the Company recognized compensation expense for its ESPP of $190 thousand and $184 thousand, respectively.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended September 30, 2010
(Unaudited)
NOTE 7 – EQUITY DISTRIBUTION AGREEMENT
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
During the three months ended September 30, 2010, the Company sold 473,882 shares of common stock at an average price of $3.21 per share, and received gross proceeds of $1.5 million. The Company paid commissions to the Agent relating to these sales equal to $46 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $22 thousand.
NOTE 8 – EMPLOYEE BONUS
The Company has an annual performance bonus program for its employees in which employees may receive a bonus payable in cash or in shares of common stock if the Company meets certain financial, discovery, development and partnering goals during a fiscal year. The bonus is typically paid in the second quarter of the next fiscal year, and the Company accrues an estimate of the expected aggregate bonus in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.
As of September 30, 2010, the Company had $7.8 million accrued in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets, of which $1.3 million is for the fiscal 2011 Bonus Program and $6.5 million is for the fiscal 2010 Performance Bonus Program. As of June 30, 2010 and 2009, the Company had $6.5 million and $4.2 million, respectively, accrued for the fiscal 2010 and fiscal 2009 Performance Bonus Programs, which is recorded in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.
On October 5, 2009, the Company paid bonuses to approximately 350 eligible employees having an aggregate value of $3.9 million under the fiscal 2009 Performance Bonus Program through the issuance of a total of 1,000,691 shares of its common stock valued at $2.4 million and a payment of cash to satisfy related withholding taxes.
On October 4, 2010, the Company paid bonuses to approximately 350 eligible employees having an aggregate value of $6.5 million under the fiscal 2010 Performance Bonus Program through the issuance of a total of 1,280,143 shares of its common stock and payment of cash to satisfy related withholding taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report under Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 we filed with the Securities and Exchange Commission on August 12, 2010. All forward looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.
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

The six most advanced programs currently in clinical trials that we are developing alone or with a partner are as follows:

Clinical
Program	Indication	Ownership	Status

1. AMG 151/ARRY-403	Glucokinase activator for Type 2 diabetes	Array/Amgen, Inc.	Phase 1

2. MEK162/ARRY-162	MEK inhibitor for cancer	Array/Novartis	Phase 1b
International
Pharmaceutical Ltd.

3. ARRY-380	HER2 inhibitor for breast cancer	Array	Phase 1

4. ARRY-520	Kinesin spindle protein, or KSP, inhibitor for	Array	Phase 2
multiple myeloma, or MM

5. ARRY-543	HER2/EGFR inhibitor for solid tumors	Array	Phase 1b

6. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic	Array	Phase 1
syndrome, or MDS
In addition to these development programs, the six most advanced partnered drugs in clinical development are as follows:

Clinical
Program	Indication	Ownership	Status

1. Selumetinib/AZD6244	MEK inhibitor for cancer	Array/AstraZeneca,	Phase 2
PLC

2. Danoprevir/RG7227	Hepatitis C virus (HCV) protease inhibitor	Array/Roche Holding	Phase 2
AG

3. GDC-0068	AKT kinase inhibitor for cancer	Array/Genentech Inc.	Phase 1

4. LY2603618/IC83	Checkpoint kinase, or Chk-1, inhibitor for	Array/Eli Lilly and	Phase 2
	cancer	Company

5. VTX-2337	Toll-like receptor for cancer	Array/VentiRx	Phase 1
Pharmaceuticals, Inc.

6. VTX-1463	Toll-like receptor for allergy	Array/VentiRx	Phase 1
Pharmaceuticals, Inc.
Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our partners.
We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate an average of one to two Investigational New Drug, or IND, applications per year. We have active, partnered programs with Amgen, Celgene, Genentech and Novartis in which we may earn milestone payments and royalties. Our internal discovery efforts have also generated additional early-

stage drug candidates and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application. Our internal drug discovery programs include an inhibitor that targets the kinase Chk-1 for the treatment of cancer and a program directed to discovering inhibitors of a family of tyrosine kinase, or Trk, receptors for the treatment of pain. Our Chk-1 inhibitor is a selective, oral drug candidate that has shown prolonged inhibition of the Chk-1 target in preclinical studies.
We have built our clinical and discovery programs through spending $414.4 million from our inception through September 30, 2010. During the first three months of fiscal 2011 we spent $13.9 million in research and development for proprietary programs. In fiscal 2010, we spent $72.5 million in research and development for proprietary programs, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. During fiscal 2010, we signed strategic collaborations with Novartis and Amgen. Together these collaborations provided Array with $105 million in initial payments, over $1 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved; potential double digit royalties and potential commercial co-detailing rights.
We have received a total of $485 million in research funding and in up-front and milestone payments from our collaboration partners since inception through September 30, 2010. Under our existing collaboration agreements, we have the potential to earn over $2.7 billion in additional milestone payments if we or our collaborators achieve all the drug discovery, development and commercialization objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 17 drug development programs.
Our significant collaborators include:
•	Amgen, which entered into a worldwide strategic collaboration with us to develop and commercialize our glucokinase activator, AMG 151.

•	AstraZeneca, which licensed three of our MEK inhibitors for cancer, including selumetinib, which is currently in multiple Phase 2 clinical trials.

•	Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.

•	Genentech, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics. One drug, GDC-0068, an AKT inhibitor for cancer, entered a Phase 1 trial during the first half of 2010. The other programs are in preclinical development.

•	Roche Holding AG, which acquired danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease from InterMune, which we had invented in collaboration with Intermune. Danoprevir is currently in Phase 2b clinical trials.

•	Novartis, which entered into a worldwide strategic collaboration with us to develop and commercialize our MEK inhibitor, MEK162, and other MEK inhibitors identified in the agreement.
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2011 refers to the fiscal year ended June 30, 2011.
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

The following collaborators contributed greater than 10% of our total revenue for the periods presented:

	Three Months Ended September 30,
	2010	2009

Amgen Inc.	39.1%	0.0%
Genentech, Inc.	23.1%	64.1%
Celgene Corporation	22.3%	20.8%
Novartis International Pharmaceutical Ltd.	15.2%	0.0%
InterMune, Inc.	0.0%	12.7%

	99.7%	97.6%

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
The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended September 30,
	2010	2009

North America	$15,680	$7,853
Europe	2,829	23
Asia Pacific	4	14

	$18,513	$7,890

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
We also have agreements that provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment finances the future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are for activities for which there are no future obligations and as a result, are recognized when earned in their entirety.
We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition for non-refundable license fees and up-front payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. As such, while such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed.

Cost of Revenue and Research and Development for Proprietary Programs
We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development for Proprietary Programs based upon the respective time spent by our scientists on development conducted for our collaborations and for our internal proprietary programs, respectively. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development for Proprietary Programs consist of direct and indirect costs for our specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.
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
For example, we granted Celgene Corporation an option to select up to two of four programs developed under our collaboration agreement with Celgene and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, we reported costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Programs through September 30, 2009, when Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time, management determined that Celgene is likely to exercise its option to license one of the remaining three programs. As a result, beginning October 1, 2009, we began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development for Proprietary Programs. See Note 4 – Deferred Revenue for further information about our collaboration with Celgene.
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
Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they remain available-for-sale based on our current intent and ability to sell the security if we are required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains on ARS along with declines in value judged to be other-than-temporary are reported in Gains (Losses) on Auction Rate Securities in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.
Under the fair value hierarchy, our ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS as part of our overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the current quarter. While we believe that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.
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
Long-term Debt and Embedded Derivatives
The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt included elsewhere in this Quarterly Report on Form 10-Q. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These features include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.
We currently have two embedded derivatives related to our long-term debt with Deerfield. The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to the ability of Deerfield to accelerate repayment of the debt in the event of certain changes in control of our company. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, our Embedded Derivatives are measured using Level III, or unobservable inputs, as there is no active market for them. The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as part of our overall fair value analysis as of July 31, 2009, the date funds were disbursed under the credit facility entered into in May 2009 and for each subsequent quarter end through the current quarter end. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values.
The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in our Condensed Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.
Warrants that we issue in connection with our long-term debt arrangements are reviewed to determine if they should be classified as liabilities or as equity. All outstanding warrants issued by us have been classified as equity. We value the warrants at issuance based on a Black-Scholes option pricing model and then allocate a portion of the proceeds under the debt to the warrants based upon their relative fair values.
Any transaction fees paid in connection with our long-term debt arrangements that quality for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.
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
A summary of our collaboration revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.

	September 30,		2009
	2010	2009	$	%

Collaboration revenue	$5,720	$5,044	$676	13.4%

Collaboration revenue increased $676 thousand, or 13.4%, for the three months ended September 30, 2010 compared to the same period last year. During the current quarter, we recognized $1.1 million and $1.2 million of additional revenue from Amgen under our research collaboration and for the reimbursement of development costs, respectively. These increases were partially offset by decreased revenue under our collaborations with Genentech and VentiRx. In the first quarter of fiscal 2010 we recorded $633 thousand of revenue for the finalization of Genentech contract rates for services rendered in the prior fiscal year that did not recur in the current quarter. Additionally, we had fewer scientists engaged on the Genentech and VentiRx programs in the current period compared to the same period last year.
License and Milestone Revenue
License and Milestone Revenue are combined and consist of up-front license fees and ongoing milestone payments from collaborators.
A summary of our license and milestone revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.

	September 30,		2009
	2010	2009	$	%

License revenue	$11,731	$1,846	$9,885	535.5%
Milestone revenue	1,062	1,000	62	6.2%

Total license and milestone revenue	$12,793	$2,846	$9,947	349.5%

License revenue increased $9.9 million in the first quarter of fiscal 2011 compared to the prior year as a result of $4.9 million in revenue for our new collaboration with Amgen, $2.5 million in revenue for our new collaboration with Novartis and $2.5 million in additional revenue recognized under the Celgene collaboration due to our conclusion that the remaining estimated performance period decreased from five to two years effective September 30, 2009 as discussed in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.
Total Milestone Revenue remained consistent with the prior year. In the current quarter, we were paid and recognized $750 thousand for the advancement of one of our programs with Genentech. In addition, we recognized $313 thousand of the $5 million milestone payment we received from Novartis in June 2010. In the first quarter of fiscal 2010, we recognized $1 million in milestone revenue from InterMune for the advancement of danoprevir into Phase 2b clinical trials.
Cost of Revenue
Cost of Revenue represents costs attributable to discovery and development including preclinical and clinical trials we conduct for our collaborators and to a smaller degree the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.
A summary of our Cost of Revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.

	September 30,		2009
	2010	2009	$	%

Cost of revenue	$7,281	$5,923	$1,358	22.9%
Cost of revenue as a percentage of total revenue	39.3%	75.1%
Cost of Revenue increased in absolute dollars and decreased as a percentage of total revenue for the first quarter of fiscal 2011 compared to the prior year. The increase in absolute dollars was for transitioning the underlying program costs for our AMG 151 and MEK162 programs from Research and Development for Proprietary Programs to Cost of Revenue after we partnered these programs with Amgen and Novartis, respectively, during the second half of fiscal 2010. These increases were partially offset by changes to our collaboration with Celgene that were effective as of the second quarter of fiscal 2010 and which resulted in the change in estimate for the Celgene cost allocation from 50% to Cost of Revenue and 50% to Research and Development for Proprietary Programs to 33.3% and 67.7%, respectively, as discussed further in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements. In addition, there were fewer scientists engaged on our collaboration with Genentech. The decrease as a percentage of total revenue was because of greater License and Milestone Revenue recognized during the period.
Research and Development for Proprietary Programs
Our research and development expenses for proprietary programs include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs for preclinical and clinical trials and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

The following table shows our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change 2010 vs.

	September 30,		2009
	2010	2009	$	%

Salaries, benefits and share-based compensation	$6,576	$7,674	$(1,098)	(14.3%)
Outsourced services and consulting	2,599	5,878	(3,279)	(55.8%)
Laboratory supplies	2,333	2,785	(452)	(16.2%)
Facilities and depreciation	2,021	2,521	(500)	(19.8%)
Other	326	343	(17)	(5.0%)

Total research and development for proprietary programs	$13,855	$19,201	$(5,346)	(27.8%)

Research and Development for Proprietary Programs for the first quarter of fiscal 2011 decreased from the prior year because our development costs for AMG 151 and MEK162 shifted out of Research and Development for Proprietary Programs to Cost of Revenue as a result of partnering the programs with Amgen and Novartis, respectively. These decreases were partially offset by an increased allocation of expenses for the Celgene programs as discussed under Cost of Revenue.
We expect our spending on Outsourced Services and Consulting for our proprietary programs will increase from the relatively reduced level of the first quarter of fiscal 2011 during the remainder of fiscal 2011 as ongoing clinical trials continue to advance and additional clinical and preclinical studies are initiated.
General and Administrative Expenses
General and Administrative Expenses consist mainly of compensation and associated fringe benefits not included in Cost of Revenue or Research and Development for Proprietary Programs and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.
A summary of our General and Administrative Expenses follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.

	September 30,		2009
	2010	2009	$	%

General and administrative	$4,268	$4,213	$55	1.3%

Other Income (Expense)
A summary of our Other Income (Expense) follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.

	September 30,		2009
	2010	2009	2010	2009

Gains (losses) on auction rate securities	$(67)	$(217)	$150	(69.1%)
Interest income	220	304	(84)	(27.6%)
Interest expense	(3,892)	(3,442)	(450)	13.1%

Total other income (expense)	$(3,739)	$(3,355)	$(384)	11.4%

Interest Expense increased in the first quarter of fiscal 2011 compared to the same period in the prior year due to increased borrowings under the Deerfield credit facilities, partially offset by a lower interest rate on the debt.
The following table presents the components of Interest Expense for the three months ended September 30, 2010 (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009

Deerfield Credit Facility:
2.0% simple interest	$-	$124
6.5% compounding interest	-	476
7.5% simple interest	2,250	1,500
Amortization of the transaction fees	143	125
Amortization of the debt discounts	1,637	1,285
Change in value of the Embedded Derivatives	(290)	(125)

Total interest expense on Deerfield Credit Facility	3,740	3,385

Comerica Loan:
Variable interest and amortization of transaction fees	152	57

Total interest expense on Comerica Loan	152	57

Total interest expense	$3,892	$3,442

Liquidity and Capital Resources
We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2010, we had an accumulated deficit of $501.5 million. We had a net loss for the three months ended September 30, 2010 of $10.6 million. We had net losses of $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

We have historically funded our operations through up-front fees and license and milestone payments received under our collaboration and out-licensing transactions, from the proceeds from the issuance and sale of equity securities and through debt provided by our credit facilities. In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement and in the fourth quarter of fiscal 2010, we received $45 million in an upfront and milestone payment under a License Agreement with Novartis International Pharmaceutical Ltd. The recognition of revenue under these agreements is discussed further in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities that were generated primarily from revenue from its collaboration agreements, equity offerings and debt. We believe that our cash, cash equivalents and marketable securities, and excluding the value of the ARS we hold, will enable us to continue to fund our operations for at least the next 12 months. There can be no assurance that we will be successful in entering into future collaborations, however, or that other funds will be available to us when needed.
There can be no assurance, however, that the funds expected to be received under existing or future collaborations or from debt or equity financings will be available to us when needed. If we are unable to obtain additional funding from these or other sources to the extent or when needed, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs. Insufficient funds may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund our operations.
Our ability to realize milestone or royalty payments under existing collaboration agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments, is subject to a number of risks, many of which are beyond our control and include the following: the drug development process is risky and highly uncertain and we may not be successful in generating proof-of-concept data to create partnering opportunities and, even if we are, we or our collaborators may not be successful in commercializing drug candidates we create; our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all; the drug candidates we develop may not obtain regulatory approval; and, if regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.
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
Marketable securities classified as short-term consist primarily of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased. Marketable securities classified as long-term consist primarily of our investments in ARS. See Note 3 — Marketable Securities in the accompanying Condensed Financial Statements for more information regarding our ARS. Our ability to sell the ARS is substantially limited due to auctions that continue to be suspended for these securities in the related markets. In the event we need to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, we may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current estimated fair value.
Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	September 30,	June 30,
	2010	2010	$ Change	% Change

Cash and cash equivalents	$33,292	$32,846	$446	1.4%
Marketable securities - short-term	59,640	78,664	(19,024)	(24.2%)
Marketable securities - long-term	15,729	17,359	(1,630)	(9.4%)

Total	$108,661	$128,869	$(20,208)	(15.7%)

Cash Flow Activities
Following is a summary of our cash flows (dollars in thousands):

	Three Months Ended
	September 30,		Change 2010 vs. 2009
	2010	2009	$	%

Cash flows provided by (used in):
Operating activities	$(20,914)	$(20,888)	$(26)	0.1%
Investing activities	19,816	3,256	16,560	508.6%
Financing activities	1,544	39,131	(37,587)	(96.1%)

Total	$446	$21,499	$(21,053)	(97.9%)

Net cash used in operating activities for the first quarter of fiscal 2011 was consistent with the same period of the prior year.
Net cash provided by investing activities was $19.8 million and $3.3 million in the first quarter of fiscal 2011 and 2010, respectively. Prior to the fourth quarter of fiscal 2010, we did not purchase additional marketable securities upon the maturity of securities we held, and as such, cash flows provided by investing activities in the first quarter of fiscal 2010 reflected only cash received upon the maturities of marketable securities. In the first quarter of fiscal 2011, the marketable securities matured and provided cash at a higher level than the same period last year, which was offset in part by purchases of new marketable securities and the acquisition of equipment.
Net cash provided by financing activities was $1.5 million and $39.1 million in the first quarter of fiscal 2011 and 2010, respectively. The difference between the periods is attributable to the $39 million in net proceeds we received in the first quarter of fiscal 2010 under the Deerfield credit facilities. During the first quarter of fiscal 2011 and 2010, we also received $1.5 million and $128 thousand, respectively, of net proceeds from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co.
Obligations and Commitments
The following table shows our contractual obligations and commitments by maturity as of September 30, 2010 (dollars in thousands):

	Less Than	1 to 3	4 to 5	Over 5

	1 Year	Years	Years	Years	Total

Debt obligations (1)	$-	$-	$141,762	$-	$141,762

Interest on debt obligations (3) (4)	9,488	18,976	5,291	-	33,755

Operating lease commitments (2)	7,919	16,175	16,462	6,585	47,141

Purchase obligations (2)	14,015	1,806	3	-	15,824

Total	$31,422	$36,957	$163,518	$6,585	$238,482

(1)	Reflected in the accompanying Condensed Balance Sheets.

(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)	Interest on the variable debt obligations under the Loan and Security Agreement with Comerica Bank is calculated at 3.25%, the interest rate in effect as of September 30, 2010.

(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of September 30, 2010.
We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of September 30, 2010 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.
Purchase obligations totaling $8.6 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $3.7 million are for software related expenses. The remaining $3.5 million is for all other purchase commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2010, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.
Our investment portfolio, without regard to our ARS, is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of September 30, 2010, $15 million of our investment portfolio was invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net loss positively or negatively by $1.1 million based on the current balance of $108.7 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.
Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS were unsuccessful. As of September 30, 2010, we held four securities with a par value of $20.3 million and an estimated fair value of $15 million. As of June 30, 2010, we held five securities with a par value of $26.3 million and an estimated fair value of $16.6 million.
We sold one of the ARS in the first quarter of fiscal 2011 with a par value of $6 million and an estimated fair value of $967 thousand for $900 thousand and realized a loss of $67 thousand, with $220 thousand recognized from Accumulated Other Comprehensive Income.
On October 5, 2010, we sold one of the ARS with a par value of $3 million for $1.9 million and realized a gain of $567 thousand, which was recognized in full from Accumulated Other Comprehensive Income.
Due to unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the estimated fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009

Balance as of prior year end	$16,560	$16,518
Gains during period included in equity	-	1,898
Sale of ARS	(900)	-
Reclassification of unrealized gain from Accumulated Other Comprehensive Income to earnings	(220)	-
Losses during period included in equity	(357)	-
Losses during period included in earnings due to the sale of marketable securities	(67)	-
Losses during period included in earnings due to impairment of marketable securities	-	(217)

Balance as of current quarter end	$15,016	$18,199

We have recorded cumulative net loss adjustments of $5.3 million to the four ARS we held as of September 30, 2010. Due to the volatility of the underlying credit markets, the fair value of the ARS may continue to fluctuate and we may experience additional impairments. In the event we need to access the funds invested in any of our ARS prior to the time auctions of these investments are successful or the original issuers retire these securities, we will be required to sell them in a distressed sale in a secondary market, most likely for a significantly lower amount than their current fair value.
As of September 30, 2010, we had $141.8 million of debt outstanding, exclusive of the debt discount of $27.3 million. The term loan under our senior secured credit facility with Comerica Bank of $15 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% on the Comerica debt as of September 30, 2010 would result in a change in our annual interest expense of $150 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $60 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of September 30, 2010 would result in a change in our annual interest expense of $1.2 million.
Historically and as of September 30, 2010, we have not used foreign currency derivative instruments or engaged in hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2010 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended September 30, 2010 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.
Risks Related to Our Business
We have a history of operating losses and may not achieve or sustain profitability.
We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of September 30, 2010, we had an accumulated deficit of $501.5 million. We had net losses of $10.6 million for the three months ended September 30, 2010. We had net losses of $77.6 million, $127.8 million and $96.3 million, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. At the same time, we expect that revenue from the sales of our research tools and services will continue to decline as a percentage of total revenue as we devote more resources to drug discovery and our proprietary drug programs. As a result, we may not be able to achieve or maintain profitability.
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
A relatively small number of collaborators account for a significant portion of our revenue. Amgen, Genentech, Celgene and Novartis accounted for 39.1%, 23.1%, 22.3% and 15.2%, respectively, of our total revenue for the first three months of fiscal 2011; and Genentech and Celgene accounted for 64.1% and 20.8%, respectively, of our total revenue in the prior year. We expect that revenue from a limited number of collaborators, including Celgene, Genentech, Amgen, and Novartis will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.
We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.
We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our clinical and discovery programs through spending $414.4 million from our inception through September 30, 2010. During the first three months of fiscal 2011 we spent $13.9 million in research and development for proprietary programs. In fiscal 2010, we spent $72.5 million in research and development for proprietary programs, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have entered into six out-licensing agreements for the development and commercialization of our drug candidates, and we plan to continue initiatives during fiscal 2011 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:
●	Our ability to create valuable proprietary drugs targeting large market opportunities;

●	Research and spending priorities of potential licensing partners;

●	Willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;

●	The success or failure, and timing, or pre-clinical and clinical trials on our proprietary programs we intend to out-license; or

●	Our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.
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
We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We used $20.9 million from our operating activities in the first three months of both fiscal 2011 and 2010. In addition, a portion of our cash flow is dedicated to the payment of interest under our existing senior secured credit facility with Comerica Bank, and to the payment of principal and interest on our credit facilities with Deerfield. In addition, the principal from the Senior credit facility and the Deerfield credit facilities becomes due and payable in 2013 and 2014. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

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
The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $3.44 and $2.67, respectively, during the first quarter of fiscal 2011; $4.45 and $1.72, respectively, during the fiscal 2010; $8.79 and $2.51, respectively, during fiscal 2009; and $12.91 and $4.66, respectively, in fiscal 2008. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	6th Amendment to the Drug Discovery Collaboration Agreement between the Registrant and Genentech, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Confidential treatment of redacted portions has been applied for.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 8th day of November 2010.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer (Principal Financial and Accounting Officer)