Form 10-K/A
period 2010-06-30
ARRAY BIOPHARMA INC
filed 2010-11-10
CIK 1100412

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

Explanatory Note
Array BioPharma Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its annual report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on August 12, 2010 (the “Original Form 10-K”). This amendment is being filed solely to amend and replace Exhibit 23.1, Consent of KPMG LLP, Independent Registered Public Accounting Firm, to correct an inadvertent error in omitting from the consent the reference to two registration statements filed by Array BioPharma on Form S-3 (File numbers 333-155221 and 333-151237).
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, filed with this Amendment is a consent of KPMG LLP with the references included. This Amendment does not affect any other parts of, or exhibits to the Original Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Original Form 10-K continues to speak as of the date of the original filing of the Original Form 10-K, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Form 10-K. Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     3. EXHIBITS
     Exhibits are set forth in the “Index to Exhibits” below

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado.

ARRAY BIOPHARMA INC.
Dated: November 9, 2010	By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

EXHIBIT INDEX

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm
31.1	Certification of Robert E. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002