Form 10-Q
period 2010-12-31
ARRAY BIOPHARMA INC
filed 2011-01-31
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or
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
Yes ☐ No ☒
As of January 28, 2011, the registrant had 56,110,007 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	December 31,	June 30,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$42,191	$32,846
Marketable securities	46,378	78,664
Prepaid expenses and other current assets	6,222	5,788

Total current assets	94,791	117,298

Long-term assets
Marketable securities	10,312	17,359
Property and equipment, net	19,592	21,413
Other long-term assets	2,822	3,109

Total long-term assets	32,726	41,881

Total assets	$127,517	$159,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,517	$5,634
Accrued outsourcing costs	4,328	4,907
Accrued compensation and benefits	5,631	10,013
Other accrued expenses	2,244	1,723
Deferred rent	3,256	3,180
Deferred revenue	49,645	52,474

Total current liabilities	68,621	77,931

Long-term liabilities
Deferred rent	16,639	18,301
Deferred revenue	53,882	65,177
Long-term debt, net	116,132	112,825
Other long-term liabilities	2,885	1,623

Total long-term liabilities	189,538	197,926

Total liabilities	258,159	275,857

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 56,031,369 and 53,224,248 shares issued and outstanding, as of December 31, 2010 and June 30, 2010, respectively	56	53
Additional paid-in capital	342,604	332,277
Warrants	36,296	36,296
Accumulated other comprehesive income	4,306	5,528
Accumulated deficit	(513,904)	(490,832)

Total stockholders’ deficit	(130,642)	(116,678)

Total liabilities and stockholders’ deficit	$127,517	$159,179

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue
Collaboration revenue	$5,370	$4,434	$11,090	$9,478
License and milestone revenue	11,131	5,210	23,924	8,056

Total revenue	16,501	9,644	35,014	17,534

Operating expenses
Cost of revenue	7,382	5,235	14,663	11,157
Research and development for proprietary programs	14,482	19,104	28,337	38,305
General and administrative	3,905	4,460	8,173	8,673

Total operating expenses	25,769	28,799	51,173	58,135

Loss from operations	(9,268)	(19,155)	(16,159)	(40,601)

Other income (expense)
Realized gains on auction rate securities, net	865	1,165	798	948
Interest income	136	257	356	561
Interest expense	(4,175)	(4,092)	(8,067)	(7,534)

Total other expenses, net	(3,174)	(2,670)	(6,913)	(6,025)

Net loss	(12,442)	(21,825)	(23,072)	(46,626)

Change in unrealized gains and losses on marketable securities	(655)	93	(1,222)	1,988

Comprehensive loss	$(13,097)	$(21,732)	$(24,294)	$(44,638)

Weighted average shares outstanding - basic and diluted	55,285	49,405	54,350	48,771

Net loss per share - basic and diluted	$(0.23)	$(0.44)	$(0.42)	$(0.96)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders’ Deficit
(Amounts in Thousands)
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of June 30, 2010	-	$-	53,224	$53	$332,277	$36,296	$5,528	$(490,832)	$(116,678)

Issuance of common stock under stock option and employee stock purchase plans	-	-	606	1	1,490	-	-	-	1,491
Share-based compensation expense	-	-	-	-	2,001	-	-	-	2,001
Issuance of common stock for cash, net of offering costs	-	-	921	1	2,855	-	-	-	2,856
Payment of employee bonus with stock	-	-	1,280	1	3,981	-	-	-	3,982
Reclassification of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(1,613)	-	(1,613)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	391	-	391
Net loss	-	-	-	-	-	-	-	(23,072)	(23,072)

Balance as of December 31, 2010	-	$-	56,031	$56	$342,604	$36,296	$4,306	$(513,904)	$(130,642)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(23,072)	$(46,626)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,944	3,285
Non-cash interest expense for the Deerfield Credit Facility	3,315	3,363
Share-based compensation expense	2,001	2,996
Realized gains on auction rate securities, net	(798)	(948)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(487)	805
Accounts payable and other accrued expenses	(1,596)	(865)
Accrued outsourcing costs	(579)	259
Accrued compensation and benefits	537	1,213
Deferred rent	(1,586)	(1,514)
Deferred revenue	(14,124)	52,823
Other liabilities	1,574	-

Net cash (used in) provided by operating activities	(31,871)	14,791

Cash flows from investing activities
Purchases of property and equipment	(1,123)	(748)
Purchases of marketable securities	(29,244)	-
Proceeds from sales and maturities of marketable securities	68,497	9,853

Net cash provided by investing activities	38,130	9,105

Cash flows from financing activities
Proceeds (exchanges) from exercise of stock options and shares issued under the employee stock purchase plan	230	(159)
Proceeds from the issuance of common stock for cash	3,006	2,121
Payment of offering costs	(150)	(306)
Proceeds from the issuance of long-term debt and warrants	-	40,000
Payment of transaction fee	-	(1,000)

Net cash provided by financing activities	3,086	40,656

Net increase in cash and cash equivalents	9,345	64,552
Cash and cash equivalents as of beginning of period	32,846	33,202

Cash and cash equivalents as of end of period	$42,191	$97,754

Supplemental disclosure of cash flow information
Cash paid for interest	$4,722	$3,631

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
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
Basis of Presentation
The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification. The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to requirements for interim reporting. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2010, its results of operations for the three and six months ended December 31, 2010 and 2009, and its cash flows for the three and six months ended December 31, 2010 and 2009. Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on August 12, 2010.
Certain fiscal 2010 amounts have been reclassified to conform to the current year presentation. Specifically, Derivative Liabilities is now included in Other Long-term Liabilities, in the accompanying Condensed Balance Sheets. Additionally, all gains and losses related to auction rate securities in the Condensed Statements of Operations and Comprehensive Income are included in Realized Gains on Auction Rate Securities, Net, whereas they were previously recorded in Impairment of Marketable Securities and Interest Income, respectively.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
Liquidity
The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2010, the Company had an accumulated deficit of $513.9 million. The Company had net losses of $12.4 million and $23.1 million for the three and six months ended December 31, 2010, respectively, and $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
The Company has historically funded its operations from up-front fees and license and milestone revenue received under its collaborations and out-licensing transactions, from the issuance and sale of its equity securities and through debt provided by its credit facilities. For example, the Company has received $115 million in the last twelve months as follows:
•	In December 2009, the Company received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement
•	In April 2010, the Company received $45 million in an upfront and milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.
•	In December 2010, the company received $10 million in a milestone payment under a License Agreement with Celgene Corporation.
The recognition of revenue under these agreements is discussed further in Note 4 — Deferred Revenue. However, until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities. The Company believes that its cash, cash equivalents and marketable securities, excluding the value of the auction rate securities, or ARS, it holds, will enable it to continue to fund its operations for at least the next 12 months. There can be no assurance, however, that sufficient funds will continue to be available to the Company when needed from existing or future collaborations or from the proceeds of debt or equity financings.
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
Fair Value Measurements
The Company’s financial instruments are recognized and measured at fair value in the Company’s financial statements and primarily consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. The Company uses different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received or paid to sell the financial instruments in an orderly transaction between market participants at the measurement date. The Company uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:
•	Level I: Quoted prices in active markets for identical assets and liabilities.
•	Level II: Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level III: Unobservable inputs.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
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
Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. The Company reviews all available-for-sale securities each period to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses on ARS along with declines in value judged to be other-than-temporary are reported in Realized Gains on Auction Rate Securities, Net in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.
Under the fair value hierarchy, the Company’s ARS are measured using Level III, or unobservable inputs, as there is no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS as part of the Company’s overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the current quarter. While the Company believes that the estimates used in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would result in different fair value estimates for the ARS and could result in additional adjustments to the ARS, either increasing or further decreasing their value, possibly by material amounts.
See Note 3 – Marketable Securities for additional information about the Company’s investments in ARS.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
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
For the quarter ended December 31, 2010
(Unaudited)
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
The Company currently has two embedded derivatives related to its long-term debt with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who are referred to collectively as Deerfield), that were valued at $493 thousand and $825 thousand at December 31, 2010 and June 30, 2009, respectively and included in Other Long-term Liabilities in the accompanying Condensed Balance Sheets. The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in control of the Company. Such event would occur if the acquirer did not meet certain financial conditions, based on size and credit worthiness. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company’s Embedded Derivatives are measured using Level III, or unobservable inputs, as there is no active market for them. The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company engaged a third-party valuation firm to perform the valuation as part of its overall fair value analysis as of July 31, 2009, the date the funds were disbursed under the credit facility entered into in May 2009 and for each subsequent quarter end through the current quarter end. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values.
The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in the Company’s Condensed Balance Sheets. Any change in the value of the Embedded Derivatives is adjusted quarterly as appropriate and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Debt Discount is being amortized from the draw date of July 31, 2009 to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.
Warrants that the Company issues in connection with its long-term debt arrangements are reviewed to determine if they should be classified as liabilities or as equity. All outstanding warrants issued by the Company have been classified as equity. The Company values the warrants at issuance based on a Black-Scholes option pricing model and then allocates a portion of the proceeds under the debt to the warrants based upon their relative fair values.
Any transaction fees paid in connection with our long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
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
Share-Based Compensation
The Company uses the fair value method of accounting for share-based compensation arrangements, which requires that compensation expense be recognized based on the grant date fair value of the arrangement. Share-based compensation arrangements include stock options granted under the Company’s Amended and Restated Stock Option and Incentive Plan (the “Option Plan”) and purchases of common stock by its employees at a discount to the market price under the Company’s Employee Stock Purchase Plan (the “ESPP”).
The estimated grant date fair value of stock options is based on a Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is recognized based on a Black-Scholes option pricing model that incorporates the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
Revenue Recognition
Most of the Company’s revenue is from the Company’s collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. The Company’s agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of the Company’s revenue comes from the sale of compounds on a per-compound basis. The Company reports revenue for discovery and the co-development of proprietary drug candidates that the Company out-licenses as Collaboration Revenue. License and Milestone Revenue is combined and

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.
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
The Company recognizes revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research or development term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets.
When the performance period is not specifically identifiable from the agreement, the Company estimates the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments of the Company.
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
The Company periodically reviews the expected performance periods under each of its agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjusts the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition for non-refundable license fees and up-front payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. As such, while changes to such estimates have no impact on its reported cash flows, the Company’s reported revenue is significantly influenced by its estimates of the period over which its obligations are expected to be performed.
Cost of Revenue and Research and Development for Proprietary Programs
The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development for Proprietary Programs based upon the respective time spent by its scientists on development conducted for its collaborators and for its internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators. Research and Development for Proprietary Programs

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
consists of direct and indirect costs for the Company’s specific proprietary programs. The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, the Company expenses these costs when incurred.
Where the Company’s collaboration agreements provide for it to conduct research and development and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that the Company concludes is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, the Company will adjust the allocation accordingly. See Note 4 – Deferred Revenue, for further information about the Company’s collaborations.
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
For the quarter ended December 31, 2010
(Unaudited)
Geographic Information
All of the Company’s collaboration agreements are denominated in U.S. dollars. The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for the compounds (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

North America	$13,149	$9,543	$28,829	$17,396
Europe	3,345	86	6,174	109
Asia Pacific	7	15	11	29

	$16,501	$9,644	$35,014	$17,534

Significant Collaborators
The following collaborators contributed greater than 10% of total revenue during the periods set forth below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Amgen, Inc.	39%	9%	39%	5%
Genentech, Inc.	21%	46%	22%	54%
Celgene Corporation	19%	43%	21%	33%
Novartis International Pharmaceutical Ltd.	20%	-	18%		-

	99%	98%	100%	92%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral to secure the payment obligations of its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, most collaborators pay in advance and management does not believe significant credit risk exists in its recorded accounts receivable as of December 31, 2010.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
NOTE 3 — MARKETABLE SECURITIES
Marketable securities consisted of the following as of December 31, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	46,040	-	(2)	46,038
Mutual fund securities	340	-	-	340

Sub-total	46,380	-	(2)	46,378

Long-term available-for-sale securities:
Auction rate securities	5,185	4,308	-	9,493
Mutual fund securities	819	-	-	819

Sub-total	6,004	4,308	-	10,312

Total	$52,384	$4,308	$(2)	$56,690

Marketable securities consisted of the following as of June 30, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$78,653	$-	$(5)	$78,648
Mutual fund securities	16	-	-	16

Sub-total	78,669	-	(5)	78,664

Long-term available-for-sale securities:
Auction rate securities	11,027	5,533	-	16,560
Mutual fund securities	799	-	-	799

Sub-total	11,826	5,533	-	17,359

Total	$90,495	$5,533	$(5)	$96,023

The estimated fair values of these marketable securities were classified into the following fair value measurement categories (dollars in thousands):

	December 31,	June 30,
	2010	2010

Quoted prices in active markets for identical assets (Level 1)	$47,197	$79,463
Significant unobservable inputs (Level 3)	9,493	16,560

	$56,690	$96,023

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of December 31, 2010 was as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$46,380	$46,378
Due in one year to three years	819	819
Due after 10 years or more	5,185	9,493

	$52,384	$56,690

Auction Rate Securities
The Company is currently unable to readily liquidate its ARS. Since fiscal 2008, the auctions for all of the ARS were unsuccessful. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points, which has continued from the time the auctions failed through the current quarter end. While the Company now earns a higher contractual interest rate on these investments, the investments may not be liquid at a time when the Company needs to access these funds. In the event the Company needs to access these funds and liquidate the ARS prior to the time auctions of these investments are successful or the date on which the original issuers retire these securities, the Company may be required to sell them in a distressed sale in a secondary market, most likely for a lower value than their current estimated fair value.
As of December 31, 2010, the Company held two securities with a par value of $12.3 million, a cost basis of $5.2 million and an estimated fair value of $9.5 million. As of June 30, 2010, the Company held five securities with a par value of $26.3 million, a cost basis of $11.0 million and an estimated fair value of $16.6 million.
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
For the quarter ended December 31, 2010
(Unaudited)
Based on its fair value analysis and fair value estimates as of each quarter end, the Company recorded adjustments to the fair value of its ARS that are summarized below (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Unrealized gains	$746	$506	$746	$2,402

Unrealized losses	$-	$-	$(358)	$-

Impairment losses	$-	$-	$-	$(217)
Net unrealized gains reclassified from equity to earnings upon sale	1,393	391	1,613	391
Additional gains (losses) incurred upon sale, net	(528)	774	(815)	774

Realized gains on auction rate securities, net	$865	$1,165	$798	$948

A rollforward of adjustments to the fair value of the ARS follows (dollars in thousands):

	Six Months Ended
	December 31,
	2010	2009

Balance as of prior year end	$16,560	$16,518
Unrealized gains	746	2,402
Unrealized losses	(358)	-
Sale of ARS at sale price	(6,640)	(2,848)
Impairment losses	-	(217)
Additional gains (losses) incurred upon sale, net	(815)	774

Balance as of current quarter end	$9,493	$16,629

NOTE 4 — DEFERRED REVENUE
Deferred revenue consisted of the following (dollars in thousands):

	December 31,	June 30,
	2010	2010

Amgen, Inc.	$40,611	$50,595
Novartis International Pharmaceutical Ltd.	37,156	42,781
Celgene Corporation	23,207	20,492
Genentech, Inc.	2,553	3,783

Total deferred revenue	103,527	117,651
Less: Current portion	(49,645)	(52,474)

Deferred revenue, long term	$53,882	$65,177

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
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
In partial consideration for the rights granted to Amgen under the agreement, Amgen paid the Company an up-front fee of $60 million in December 2009. Amgen will also pay the Company for research on second generation compounds based on the number of full-time-equivalent scientists working on the discovery program.
The Company is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. The Company will also receive royalties on sales of any approved drugs developed under the agreement.
The Company estimates that its obligations under the agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee on a straight-line basis from the date the agreement was signed on December 13, 2009 through that time. The Company recognized $4.9 million and $9.8 million of revenue under the agreement for the three and six months ended December 31, 2010, which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Company recognized $903 thousand in License and Milestone Revenue for both the three and six months ended December 31, 2009.
The Company recognized $1.3 million and $2.4 million of revenue for the three and six months ended December 31, 2010, respectively, for research performed by its full-time-equivalent scientists working on the discovery program, which is recorded in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
During the three and six months ended December 31, 2010, the Company recognized $178 thousand and $1.4 million, respectively, in collaboration Revenue and Cost of Sales for the reimbursement of certain development activities, in the accompanying Condensed Statements of Operations and Comprehensive Loss.
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
Novartis International Pharmaceutical Ltd.
The Company and Novartis International Pharmaceutical Ltd. entered into a License Agreement in April 2010 granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the agreement, the Company is responsible for completing the on-going Phase 1b expansion trial of MEK162 in patients with KRAS or BRAF mutant colorectal cancer and for the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to the Company’s option to co-detail approved drugs in the U.S.
In consideration for the rights granted to Novartis under the agreement, the Company received $45 million, comprising an upfront and milestone payment, in the fourth quarter of fiscal 2010, and is also

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. Novartis will also pay the Company royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level, assuming the Company continues to co-develop as described below.
The Company estimates that its obligations under the agreement will continue until April 2014 and, therefore, is recognizing the up-front fee and first milestone payment on a straight-line basis from the date the agreement was signed in April 2010 through that time. The Company recognized $2.8 million and $5.6 million of revenue for the three and six months ended December 31, 2010, respectively,which is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.
The agreement contains co-development rights whereby the Company can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis will reimburse the Company for 100% of the Company’s development costs. Beginning in year three, the Company will begin paying its percentage share of the combined development costs, up to a maximum amount with annual caps, unless it opts out of paying its percentage share of these costs. If the Company opts out of paying its share of combined developments costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S., and the Company would no longer have the right to develop or detail such product.
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
The Company incurred development costs of $1.7 million and $3.8 million during the three and six months ended December 31, 2010, respectively and has recorded a corresponding receivable in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets for the amounts due for the current quarter ended December 31, 2010 of $1.7 million. The Company’s share of the combined development costs was $850 thousand and $1.6 million during the three and six months ended December 31, 2010, respectively,which is recorded in Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss and Other Long-Term Liabilities in the accompanying Condensed Balance Sheets.
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
Celgene Corporation
In September 2007, the Company entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40 million to the Company to provide research funding for activities conducted by the Company. The Company is responsible for all discovery development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. The Company retains all rights to the programs for which Celgene does not exercise its option.
In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target and Celgene paid the Company $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. The option term of this target will expire on or before June 2016, and the option term for the other targets will expire on the earlier of completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014. In September 2009, Celgene notified the Company it was waiving its rights to one of the four discovery targets under the collaboration, leaving it the option to select two of the remaining three targets.
The Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. In November 2010, the Company earned and subsequently received a $10 million milestone payment upon securing an IND for one of the programs. The Company is also entitled to receive royalties on net sales of any drugs.
Upon execution of the agreement, the Company estimated that its discovery obligations under the agreement would continue through September 2014 and accordingly was recognizing as revenue the up-front fees received from the date of receipt through September 2014. Effective October 1, 2009, the Company estimated that its discovery efforts under the agreement will conclude by September 2011. Therefore, the unamortized balance as of December 31, 2009 was amortized on a straight line basis over the shorter period. Effective October 1, 2010, the Company estimated that its discovery efforts under the agreement will conclude by March 2012. Therefore, the unamortized balance as of September 30, 2010 is being amortized on a straight line basis over the longer period.
The Company estimated its development obligations related to the $10 million milestone would continue through May 2013.
The Company recognized License and Milestone Revenue under the Celgene agreement of $3.2 million and $4.1 million for the three months ended December 31, 2010 and 2009, respectively, and $7.3 million and $5.7 million for the six months ended December 31, 2010 and 2009, respectively.
As discussed above, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement and concluded that Celgene was likely to exercise its option with respect to two of the four programs. Accordingly, upon execution of the agreement, the Company began reporting costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Programs. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene is likely to exercise its option to license one of the remaining three programs. Accordingly, beginning October 1, 2009, the Company began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development for Proprietary Programs. In the second quarter of fiscal 2011, the Company concluded that Celgene is likely to exercise its option to license two of the remaining three programs. Accordingly, beginning October 1, 2010, the Company began reporting costs associated with the Celgene collaboration as follows: 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development for Proprietary Programs.
Celgene can terminate any drug development program for which it has not exercised an option at any time, provided that it must give the Company prior notice. In this event, all rights to the program remain with the Company and it would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could have achieved had Celgene continued development of the program. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised an option, upon six months’ written notice to the

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
Company. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.
NOTE 5 – LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	December 31,	June 30,
	2010	2010

Credit Facilities	$126,762	$126,762
Refinance Term Loan	15,000	15,000

Long-term debt, gross	141,762	141,762
Less: Unamortized discount on credit facility	(25,630)	(28,937)

Long-term debt, net	$116,132	$112,825

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
Prior to the disbursement of the 2009 Loan, simple interest was at a 2% annual rate and compound interest accrued at an additional 6.5% annual rate on the $80 million principal balance from the date of the Facility Agreement for the 2008 Loan through the July 31, 2009 disbursement date of the 2009 Loan. During this period, simple interest on the 2008 Loan was payable quarterly. The Company made these quarterly interest payments during fiscal 2009 and the first quarter of fiscal 2010. The interest rate on the 2008 Loan was reduced upon disbursement of the 2009 Loan on July 31, 2009 to 7.5% per annum, subject to adjustment as described below, and became payable monthly. Compound interest stopped accruing on the 2008 Loan as of July 31, 2009.
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)

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
In order to estimate the fair value of the put right, the Company estimates the probability of a change in control that would trigger Deerfield’s acceleration rights as specified in the loan provisions. Such event would occur if the acquirer did not meet certain financial conditions, based on size and credit worthiness. The Company’s evaluation of this probability is based on its expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the Credit Facilities and other factors, all of which are inherently uncertain and difficult to predict.
Based on these assumptions, the Embedded Derivatives were initially valued as of July 31, 2009 at $1.1 million and recorded as Derivative Liabilities and as Debt Discount in the accompanying Condensed Balance Sheets. The estimated fair value of the Embedded Derivatives based on these assumptions was determined to be $493 thousand and $825 thousand as of December 31, 2010 and June 30, 2010, respectively.
The Company recorded a change in value of the Embedded Derivatives of $42 thousand and $81 thousand for the three months ended December 31, 2010 and 2009, respectively. The Company recorded a change in value of the Embedded Derivatives of $332 thousand and $206 thousand for the six months ended December 31, 2010 and 2009, respectively. These changes were recorded as a reduction to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss. Management will continue to re-assess these assumptions at each reporting date and future changes to these assumptions could materially change the estimated fair value of the Embedded Derivatives, with a corresponding impact on the Company’s reported results of operations.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
The Company estimated that the fair value of the Deerfield debt was $101.3 million and $95.4 million at December 31, 2010 and June 30, 2010, respectively, using an interest rate lattice model that incorporates the estimates discussed above related to the Embedded Derivatives.
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
For the quarter ended December 31, 2010
(Unaudited)
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

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
The interest expense recognized by the Company for the Deerfield Credit Facilities follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest	2,250	2,250	4,500	4,350
Amortization of the transaction fees	143	143	286	268
Amortization of the debt discounts	1,670	1,540	3,307	2,824
Change in value of the Embedded Derivatives	(42)	(81)	(332)	(206)

Total interest expense on the Deerfield Credit Facility	$4,021	$3,852	$7,761	$7,236

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
As of December 31, 2010, the term loan had an interest rate of 3.25% per annum. The Company recognized $127 thousand and $239 thousand of interest expense for the three months ended December 31, 2010 and 2009, respectively. The Company recognized $252 thousand and $297 thousand of interest expense for the six months ended December 31, 2010 and 2009, respectively. These charges are recorded in Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.
The following table outlines the level of Cash, Cash Equivalents and Marketable Securities, which the Company must hold in accounts at Comerica Bank per the Loan and Security Agreement based on the Company’s total Cash, Cash Equivalent and Marketable Securities, which was modified as part of the March 31, 2010 amendment.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)

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
The estimated fair value of the Loan and Security Agreement was determined using a discounted cash flow model and was calculated at $15 million as of December 31, 2010 and June 30, 2010.
Commitment Schedule
A summary of the Company’s contractual commitments as of December 31, 2010 under the Credit Facilities and the Loan and Security Agreement discussed above are as follows (dollars in thousands):

For the twelve months ended December 31,
2011	$-
2012	-
2013	15,000
2014	126,762
2015	-

$141,762

NOTE 6 – SHARE BASED COMPENSATION EXPENSE
All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date. Share-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP. The fair value of all stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants. See Note 12 - Employee Compensation Plans to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2010 for more information about the assumptions used by the Company under this valuation methodology. During the three and six months ended December 31, 2010 and 2009, the Company made no material changes to these assumptions.
During the three months ended December 31, 2010 and 2009, the Company issued new stock options to purchase a total of 158,600 shares and 214,000 shares of common stock, respectively. The Company recognized compensation expense for stock options of $750 thousand and $1.2 million for the three months ended December 31, 2010 and 2009, respectively.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
During the six months ended December 31, 2010 and 2009, the Company issued new stock options to purchase a total of 213,300 shares and 255,000 shares of common stock, respectively. The Company recognized compensation expense for stock options of $1.7 million and $2.5 million for the six months ended December 31, 2010 and 2009, respectively.
As of December 31, 2010, there was $4.0 million of total unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.2 years.
The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount. During the three months ended December 31, 2010 and 2009, the Company recognized compensation expense for its ESPP of $153 thousand and $246 thousand, respectively. During the six months ended December 31, 2010 and 2009, the Company recognized compensation expense for its ESPP of $343 thousand and $430 thousand, respectively.
NOTE 7 – EQUITY DISTRIBUTION AGREEMENT
On September 18, 2009, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which the Company agreed to sell from time to time, up to an aggregate of $25 million in shares of its $.001 par value common stock, through the Agent that have been registered on a registration statement on Form S-3 (File No. 333-15801). Sales of the shares made pursuant to the Equity Distribution Agreement are made on the NASDAQ Stock Market by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Equity Distribution Agreement, the Company may sell shares of its common stock through the Agent, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price.
A summary of the transaction data follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Number of shares sold	446,611	696,700	920,493	756,690
Average price per share	$3.33	$2.81	$3.27	$2.80
Gross proceeds (in thousands)	$1,487	$1,958	$3,006	$2,120
Commissions (in thousands)	$(45)	$(59)	$(90)	$(64)
Other costs (in thousands)	$(36)	$(2)	$(60)	$(242)
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
As of December 31, 2010, the Company had $2.8 million accrued in Accrued Compensation and Benefits for the fiscal 2011 Bonus Program. As of June 30, 2010 and 2009, the Company had $6.5 million and $4.2 million, respectively, accrued for the fiscal 2010 and fiscal 2009 Performance Bonus Programs.

ARRAY BIOPHARMA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the quarter ended December 31, 2010
(Unaudited)
On October 4, 2010, the Company paid bonuses to approximately 330 eligible employees having an aggregate value of $6.5 million under the fiscal 2010 Performance Bonus Program through the issuance of a total of 1,280,143 shares of its common stock and payment of cash to satisfy related withholding taxes.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report and under Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 we filed with the Securities and Exchange Commission on August 12, 2010. All forward looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.
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

The most advanced programs currently in clinical trials that we are developing internally or with a partner are as follows:

Program	Target and Indication	Ownership	Clinical Status

1. MEK162 (ARRY-162)	MEK inhibitor for cancer	Array/Novartis	Phase 1

2. ARRY-380	HER2 inhibitor for breast cancer	Array	Phase 1

3. ARRY-520	KSP inhibitor for multiple myeloma or MM	Array	Phase 2

4. ARRY-543	HER2/EGFR inhibitor for cancer	Array	Phase 1b

5. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndrome or MDS	Array	Phase 1

6. ARRY-382	cFMS inhibitor for cancer	Array/Celgene option	Phase 1

In addition to these development programs, the most advanced partnered drugs in clinical development are as follows:

Program	Target and Indication	Ownership	Clinical Status

1. Selumetinib (AZD6244)	MEK inhibitor for cancer	Array/AstraZeneca	Phase 2

2. AMG 151 (ARRY-403)	Glucokinase activator for Type 2 diabetes	Array/Amgen	Phase 1

3. Danoprevir (RG7227)	Protease inhibitor for Hepatitis C virus	Array/Roche	Phase 2

4. GDC-0068	AKT inhibitor for cancer	Array/Genentech	Phase 1

5. VTX-2337	Toll-like receptor for cancer	Array/VentiRx	Phase 1

6. VTX-1463	Toll-like receptor for allergy	Array/VentiRx	Phase 1

7. LY2603618	Chk-1 inhibitor for cancer	Array/Eli Lilly	Phase 2
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
Our internal discovery efforts have also generated additional early-stage drug candidates, and we may choose to out-license select promising candidates through research partnerships prior to filing an IND application.
We have built our clinical and discovery programs through spending $428.9 million from our inception through December 31, 2010. During the first three and six months of fiscal 2011 we spent $14.5 million and $28.3 million in research and development for proprietary programs, respectively. In fiscal 2010, we spent $72.5 million in research and development for proprietary programs, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. During fiscal 2010, we signed strategic collaborations with Novartis and Amgen. Together these collaborations provided Array with $105 million in initial payments, over $1 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, potential double digit royalties and potential commercial co-detailing rights.
We have received a total of $503.3 million in research funding and in up-front and milestone payments from our collaboration partners since inception through December 31, 2010. Under our existing collaboration agreements, we have the potential to earn over $3.1 billion in additional milestone payments if we or our collaborators achieve all the drug discovery, development and commercialization objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 17 drug development programs.
Our significant collaborators include:
•	Amgen, which entered into a worldwide strategic collaboration with us to develop and commercialize our glucokinase activator, AMG 151.

•	AstraZeneca, which licensed three of our MEK inhibitors for cancer, including Selumetinib, which is currently in multiple Phase 2 clinical trials.

•	Celgene Corporation, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.

•	Genentech, which entered into a worldwide strategic collaboration agreement with us focused on the discovery, development and commercialization of novel therapeutics. One drug, GDC-0068, an AKT inhibitor for cancer, entered a Phase 1 trial during the first half of 2010. The other programs are in preclinical development.

•	Roche Holding AG, which acquired Danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease from InterMune, which we had invented in collaboration with InterMune. Danoprevir is currently in Phase 2b clinical trials.

•	Novartis, which entered into a worldwide strategic collaboration with us to develop and commercialize our MEK inhibitor, MEK162.
Fiscal Periods
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2011 refers to the fiscal year ending June 30, 2011 and the second quarter refers to the quarter ended December 31, 2010.
Business Development and Collaborator Concentrations
We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals.

The following collaborators contributed greater than 10% of our total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Amgen, Inc.	39%	9%	39%	5%
Genentech, Inc.	21%	46%	22%	54%
Celgene Corporation	19%	43%	21%	33%
Novartis International Pharmaceutical Ltd.	20%	-	18%	-

	99%	98%	100%	92%

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
The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

North America	$13,149	$9,543	$28,829	$17,396
Europe	3,345	86	6,174	109
Asia Pacific	7	15	11	29

	$16,501	$9,644	$35,014	$17,534

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

Revenue Recognition
Most of our revenue is from our collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. Our agreements with collaboration partners include fees based on contracted annual rates for full-time-equivalent employees working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from the sale of compounds on a per-compound basis. We report revenue for discovery and the co-development of proprietary drug candidates we out-license as Collaboration Revenue. License and Milestone Revenue is combined and consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.
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
We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research or development term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets.
When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments of ours.
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
We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments and adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition for non-refundable license fees and up-front payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. As such, while changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed.

Cost of Revenue and Research and Development for Proprietary Programs
We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development for Proprietary Programs based upon the respective time spent by our scientists on development conducted for our collaborators and for our internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development for Proprietary Programs consist of direct and indirect costs for our specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.
Where our collaboration agreements provide for us to conduct research and development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to be selected by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would exercise an option with respect to the same percentage of programs, we will adjust the allocation accordingly. See Note 4 – Deferred Revenue, for further information about our collaborations.
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
Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they remain available-for-sale based on our then current intent and ability to sell the security if we are required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss. Realized gains and losses on ARS along with declines in value judged to be other-than-temporary are reported in Realized Gains on Auction Rate Securities, Net in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.
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
See Note 3 – Marketable Securities for additional information about our investments in ARS.
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
We disclose assets and liabilities measured at fair value based on their level in the hierarchy described above. Considerable judgment is required in interpreting market data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include our ARS, warrants issued by us or the embedded derivatives associated with our long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by us may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.
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
We currently have two embedded derivatives related to our long-term debt with Deerfield that were valued at $493 thousand and $825 thousand at December 31, 2010 and June 30, 2009, respectively and included in Other Long-term Liabilities in the accompanying Condensed Balance Sheets. The first is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The second derivative is a significant transaction contingent put option relating to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in control of our company. Such event would occur if the acquirer did not meet certain financial conditions, based on size and credit worthiness. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, our Embedded Derivatives are measured using Level III, or unobservable inputs, as there is no active market for them. The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as part of our overall fair value analysis as of July 31, 2009, the date the funds were disbursed under the credit facility entered into in May 2009 and for each subsequent quarter end through the current quarter end. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values.
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
Any transaction fees paid in connection with our long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.
Results of Operations
Collaboration Revenue
Collaboration Revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which include: co-development of proprietary drug candidates we out-license as well as research, or discovery, that includes screening, lead generation, lead optimization and pharmacological testing.

A summary of our collaboration revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Six Months Ended		Change 2010 vs.
	December 31,		2009		December 31,		2009
	2010	2009	$	%	2010	2009	$	%

Collaboration revenue	$5,370	$4,434	$936	21%	$11,090	$9,478	$1,612	17%

Collaboration revenue increased $936 thousand, or 21.1%, for the three months ended December 31, 2010 compared to the same period last year. During the current quarter, we recognized $1.5 million of additional revenue from Amgen under our research collaboration and for development. We also received $514 thousand in pass through costs from our collaboration with Novartis. These increases were partially offset by decreased revenue under our collaborations with Genentech.
Collaboration revenue increased $1.6 million, or 17% for the six months ended December 31, 2010 compared to the same period in the prior year. During the first two quarters of fiscal 2011, we recognized $3.8 million of additional revenue from Amgen under our research collaboration and for development. We also received $514 thousand in pass through costs from our collaboration with Novartis. These increases were partially offset by decreased revenue under our collaborations with Genentech. In the first quarter of fiscal 2010 we recorded $633 thousand of revenue for the finalization of Genentech contract rates for services rendered in the prior fiscal year that did not recur in the current year. Additionally, we had fewer scientists engaged on the Genentech programs as compared to last year.
License and Milestone Revenue
License and Milestone Revenue are combined and consist of up-front license fees and ongoing milestone payments from collaborators.
A summary of our license and milestone revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Six Months Ended		Change 2010 vs.
	December 31,		2009		December 31,		2009
	2010	2009	$	%	2010	2009	$	%

License revenue	$10,363	$5,210	5,153	99%	22,094	7,056	15,038	213%
Milestone revenue	768	-	768	-	1,830	1,000	830	83%

Total revenue	$11,131	$5,210	$5,921	114%	$23,924	$8,056	$15,868	197%

License revenue increased $5.2 million for the three months ended December 31, 2010 compared to the same period last year. During the current quarter, we recognized $4.0 million in incremental revenue from our collaboration with Amgen and $2.5 million in revenue recognized for our collaboration with Novartis. This was offset by $1.4 million less revenue recognized under the Celgene collaboration due to our conclusion that the remaining estimated performance period increased from four to four and a half years effective September 30, 2010 as discussed in Note 4 — Deferred Revenue to the accompanying Condensed Financial Statements.
License revenue increased $15 million, or 213%, for the six months ended December 31, 2010 as compared to the prior year. During the six months ended December 31, 2010, we recognized $9.0 million in incremental revenue for our collaboration with Amgen and $5 million in revenue for our new collaboration with Novartis. License revenue recognized under our collaboration with Celgene also increased $1.1 million because of the net impact of changes to the amortization period of the upfront fee. We concluded on September 30, 2009 that the remaining estimated performance period decreased from seven to four years, which accelerated the recognition of revenue for the remainder of fiscal 2010. We concluded on September 30, 2010 that the remaining estimated performance period increased by six months to four and a half years, which reduced the rate at which we recognized the remaining revenue beginning in the second quarter of fiscal 2011. See additional discussion on the Celgene collaboration in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.
Total Milestone Revenue increased $768 thousand for the three months ended December 31, 2010 compared to the same period last year. In the current quarter, we recognized $312 thousand of the $5 million milestone payment we received from Novartis in June 2010 and $456 thousand of the $10 million milestone payment we received from Celgene in November 2010.
Total Milestone Revenue increased $830 thousand, or 83%for the six months ended December 31, 2010 compared to the same period last year. This increase consisted of $750 thousand we received and recognized for the advancement of one of our programs with Genentech, $625 thousand in revenue recognized of the $5 million milestone payment we received from Novartis in June 2010 and $456 thousand in revenue recognized of the $10 million milestone payment we received from Celgene in November 2010. These increases were offset by our recognition of $1 million in milestone revenue from InterMune for the advancement of Danoprevir into Phase 2b clinical trials.
Cost of Revenue
Cost of Revenue represents costs for research or discovery and development including preclinical and clinical trials we conduct for our collaborators. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.
A summary of our Cost of Revenue follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Six Months Ended		Change 2010 vs.
	December 31,		2009		December 31,		2009
	2010	2009	$	%	2010	2009	$	%

Cost of revenue	$7,382	$5,235	$2,147	41%	$14,663	$11,157	$3,506	31%
Cost of revenue as a percentage of total revenue	45%	54%			42%	64%
Cost of Revenue increased in absolute dollars and decreased as a percentage of total revenue for the three and six months ended December 31, 2010 compared to the same periods in the prior year. The increase in absolute dollars was for transitioning the underlying program costs for our AMG 151 and MEK162 programs from Research and Development for Proprietary Programs to Cost of Revenue after we partnered these programs with Amgen and Novartis, respectively. Additionally, effective October 1, 2010, we increased the percentage of costs allocated under the Celgene collaboration from 33.3% to Cost of Revenue to 67.7%, as discussed further in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements. These increases were partially offset by fewer scientists engaged on our collaboration with Genentech than in the prior fiscal year periods.
The decrease of Cost of Revenue as a percentage of total revenue in the three and six month periods was because of greater License and Milestone Revenue recognized during the periods.
Research and Development for Proprietary Programs
Research and development expenses include costs associated with our proprietary programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs for preclinical and clinical trials and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.
Research and Development for Proprietary Programs by categories of costs follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Six Months Ended		Change 2010 vs.
	December 31,		2009		December 31,		2009
	2010	2009	$	%	2010	2009	$	%

Salaries, benefits and share-based compensation	$6,643	$8,205	$(1,562)	-19%	$13,189	$15,879	$(2,690)	-17%
Outsourced services and consulting	3,210	4,846	(1,636)	-34%	5,809	10,724	(4,915)	-46%
Laboratory supplies	2,260	2,992	(732)	-24%	4,593	5,777	(1,184)	-20%
Facilities and depreciation	1,980	2,646	(666)	-25%	4,001	5,167	(1,166)	-23%
Other	389	415	(26)	-6%	745	758	(13)	-2%

Total research and development for proprietary programs	$14,482	$19,104	$(4,622)	-24%	$28,337	$38,305	$(9,968)	-26%

Research and Development for Proprietary Programs for the first quarter of fiscal 2011 decreased from the prior year because we moved development costs for AMG 151 and MEK162 out of Research and Development for Proprietary Programs to Cost of Revenue as a result of partnering the programs with Amgen and Novartis, respectively. These decreases were partially offset by changes to the allocation of expenses for the Celgene programs as discussed under Cost of Revenue as well as increased costs to advance wholly-owned programs through clinical studies.
General and Administrative Expenses
General and Administrative Expenses consist mainly of compensation and associated fringe benefits, management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.
A summary of our General and Administrative Expenses follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Six Months Ended		Change 2010 vs.
	December 31,		2009		December 31,		2009
	2010	2009	$	%	2010	2009	$	%

General and administrative	$3,905	$4,460	$(555)	-12%	$8,173	$8,673	$(500)	-6%
General and administrative expenses decreased in the most recent periods because stock compensation expense decreased as a result of multiple options becoming fully vested and decreased corporate legal costs. These were offset by increased patent costs.

Other Income (Expense)
A summary of our Other Income (Expense) follows (dollars in thousands):

	Three Months Ended		Change 2010 vs.		Six Months Ended		Change 2010 vs.
	December 31,		2009		December 31,		2009
	2010	2009	$	%	2010	2009	$	%

Realized gains on auction rate securities, net	$865	$1,165	$(300)	-26%	$798	$948	$(150)	-16%
Interest income	136	257	(121)	-47%	356	561	(205)	-37%
Interest expense	(4,175)	(4,092)	(83)	2%	(8,067)	(7,534)	(533)	7%

Total other expense, net	$(3,174)	$(2,670)	$(504)	19%	$(6,913)	$(6,025)	$(888)	15%

Interest Expense increased in the first six months of fiscal 2011 compared to the same period in the prior year due to increased borrowings under the Deerfield credit facilities, partially offset by a lower interest rate on the debt.
Components of Interest Expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Credit Facilities:
Interest	2,250	2,250	4,500	4,350
Amortization of the transaction fees	143	143	286	268
Amortization of the debt discounts	1,670	1,540	3,307	2,824
Change in value of the Embedded Derivatives	(42)	(81)	(332)	(206)

Total interest expense on Deerfield Credit Facility	4,021	3,852	7,761	7,236

Term Loan:
Variable interest and amortization of transaction fees	154	240	306	298

Total interest expense on Comerica Loan	154	240	306	298

Total interest expense	$4,175	$4,092	$8,067	$7,534

Liquidity and Capital Resources
We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2010, we had an accumulated deficit of $513.9 million. We had a net loss for the three and six months ended December 31, 2010 of $12.4 million and $23.1 million, respectively. We had net losses of $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
We have historically funded our operations through up-front fees and license and milestone payments received under our collaboration and out-licensing transactions, from the proceeds from the issuance and sale of equity securities and through debt provided by our credit facilities. For example, we have received $115 million in the last twelve months as follows:
•	In December 2009, we received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement

•	In April 2010, we received $45 million in an upfront and milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

The recognition of revenue under these agreements is discussed further in Note 4 – Deferred Revenue.Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, and excluding the value of the ARS we hold, will enable us to continue to fund our operations for at least the next 12 months. There can be no assurance that we will be successful in entering into future collaborations, however, or that other funds will be available to us when needed.
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
Our ability to realize milestone or royalty payments under existing collaboration agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control and include the following:
•	The drug development process is risky and highly uncertain and we may not be successful in generating proof-of-concept data to create partnering opportunities and, even if we are, we or our collaborators may not be successful in commercializing drug candidates we create;

•	Our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all;

•	The drug candidates we develop may not obtain regulatory approval; and

•	If regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs.
Our assessment of our future need for funding is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:
•	Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates and the timing of payments under those agreements throughout each candidate’s development stage;

•	The number and scope of our research and development programs;

•	The progress and success of our preclinical and clinical development activities;

•	The progress and success of the development efforts of our collaborators;

•	Our ability to maintain current collaboration agreements;

•	The costs involved in enforcing patent claims and other intellectual property rights;

•	The costs and timing of regulatory approvals; and/or

•	The expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, general economic and market conditions and the extent to which we acquire or invest in other businesses, products and technologies.
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
Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	December 31,	June 30,
	2010	2010	$ Change

Cash and cash equivalents	$42,191	$32,846	$9,345
Marketable securities - short-term	46,378	78,664	(32,286)
Marketable securities - long-term	10,312	17,359	(7,047)

Total	$98,881	$128,869	$(29,988)

Cash Flow Activities
Following is a summary of our cash flows (dollars in thousands):

	Six Months Ended
	December 31,
	2010	2009	$ Change

Cash flows provided by (used in):
Operating activities	$(31,871)	$14,791	$(46,662)
Investing activities	38,130	9,105	29,025
Financing activities	3,086	40,656	(37,570)

Total	$9,345	$64,552	$(55,207)

Net cash used in operating activities for the six months ended December 31, 2010 increased $46.7 million over the same period in the prior year. This was due to the $60 million up-front license fee from Amgen in December of 2009 that did not recur. Partially offsetting this was a reduction in net loss of $23.5 million in the six months ended December 31, 2010 as compared to the same period in 2009.
Net cash provided by investing activities was $38.1 million and $9.1 million in the first two quarters of fiscal 2011 and 2010, respectively. Prior to the fourth quarter of fiscal 2010, we did not purchase additional marketable securities upon the maturity of securities we held, and as such, cash flows provided by investing activities in the first two quarters of fiscal 2010 reflected only cash received upon the maturities of marketable securities. In the first six months of fiscal 2011, the marketable securities matured and provided cash at a higher level than the same period last year.
Net cash provided by financing activities was $3.1 million and $40.6 million in the first two quarters of fiscal 2011 and 2010, respectively. The difference between the periods is attributable to the $39 million in net proceeds we received in the first quarter of fiscal 2010 under the Deerfield credit facilities. During the first two quarters of fiscal 2011 and 2010, we also received $2.9 million and $1.8 million, respectively, of net proceeds from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co.
Obligations and Commitments
The following table shows our contractual obligations and commitments by maturity as of December 31, 2010 (dollars in thousands):

	Less Than	1 to 3	4 to 5	Over 5
	1 Year	Years	Years	Years	Total

Debt obligations (1)	$-	$15,000	$126,762	$-	$141,762
Interest on debt obligations (3) (4)	9,488	18,894	3,000	-	31,382
Operating lease commitments (2)	7,991	16,336	16,471	4,513	45,311
Purchase obligations (2)	13,518	1,745	53	-	15,316

Total	$30,997	$51,975	$146,286	$4,513	$233,771

(1)	Reflected in the accompanying Condensed Balance Sheets.

(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)	Interest on the variable debt obligations under the Loan and Security Agreement with Comerica Bank is calculated at 3.25%, the interest rate in effect as of December 31, 2010.

(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of December 31, 2010.
We are obligated under non-cancelable operating leases for all of our facilities and under certain equipment leases. Original lease terms for our facilities in effect as of December 31, 2010 were five to 10 years and generally require us to pay the real estate taxes, insurance and other operating costs. Equipment lease terms generally range from three to five years.
Purchase obligations totaling $8.7 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $3.6 million are for software related expenses. The remaining $3.0 million is for all other purchase commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices, the liquidity of ARS we hold and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2010, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.
Our investment portfolio, without regard to our ARS, is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. As of December 31, 2010, $9.5 million of our investment portfolio was invested in ARS that are not marketable as discussed below. In addition, a significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net loss positively or negatively by $990 thousand based on the current balance of $98.9 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

Our long-term marketable securities investment portfolio includes ARS. During the fiscal year ended June 30, 2008 and subsequent thereto, auctions for all of our ARS were unsuccessful.
As of December 31, 2010, the Company held two securities with a par value of $12.3 million, a cost basis of $5.2 million and an estimated fair value of $9.5 million. As of June 30, 2010, the Company held five securities with a par value of $26.3 million, a cost basis of $11.0 million and an estimated fair value of $16.6 million.
Due to unsuccessful auctions and continuing uncertainty and volatility in the credit markets, the estimated fair value of our ARS has fluctuated and we have therefore recorded fair value adjustments to our ARS as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Unrealized gains	$746	$506	$746	$2,402

Unrealized losses	$-	$-	$(358)	$-

Impairment losses	$-	$-	$-	$(217)
Net unrealized gains reclassified from equity to earnings upon sale	1,393	391	1,613	391
Additional gains (losses) incurred upon sale, net	(528)	774	(815)	774

Realized gains on auction rate securities, net	$865	$1,165	$798	$948

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
As of December 31, 2010, we had $141.8 million of debt outstanding, exclusive of the debt discount of $25.6 million. The term loan under our senior secured credit facility with Comerica Bank of $15 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% on the Comerica debt as of December 31, 2010 would result in a change in our annual interest expense of $150 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $60 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of December 31, 2010 would result in a change in our annual interest expense of $1.2 million.
Historically and as of December 31, 2010, we have not used foreign currency derivative instruments or engaged in hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the

Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended December 31, 2010 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.
Risks Related to Our Business
We have a history of operating losses and may not achieve or sustain profitability.
We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of December 31, 2010, we had an accumulated deficit of $513.9 million. We had net losses of $12.4 million and $23.1 million, respectively for the three and six months ended December 31, 2010. We had net losses of $77.6 million, $127.8 million and $96.3 million, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. As a result, we may not be able to achieve or maintain profitability.
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
A relatively small number of collaborators account for a significant portion of our revenue. Amgen, Genentech, Celgene and Novartis accounted for 39%, 22%, 21% and 18%, respectively, of our total revenue for the first six months of fiscal 2011; and 5%, 54%, 33% and 0% for the first six months of the prior year, respectively. We expect that revenue from a limited number of collaborators, including Celgene, Genentech, Amgen and Novartis, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.
We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.
We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our clinical and discovery programs through spending $428.9 million from our inception through December 31, 2010. During the first six months of fiscal 2011 we spent $28.3 million in research and development for proprietary programs. In fiscal 2010, we spent $72.5 million in research and development for proprietary programs, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have entered into six out-licensing agreements for the development and commercialization of our drug candidates, and we plan to continue initiatives during fiscal 2011 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:
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
We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We used $31.9 million for our operating activities in the first six months of fiscal 2011. A portion of our cash flow is dedicated to the payment of interest under our existing senior secured Term Loan with Comerica Bank, and to the payment of principal and interest on our credit facilities with Deerfield. In addition, the principal amounts outstanding under the senior credit facility and the Deerfield credit facilities becomes due and payable in 2013 and 2014, respectively. Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

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
The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $3.58 and $2.98, respectively for the second quarter of fiscal 2011; $3.44 and $2.67, respectively, during the first quarter of fiscal 2011; $4.45 and $1.72, respectively, during the fiscal 2010; $8.79 and $2.51, respectively, during fiscal 2009; and $12.91 and $4.66, respectively, in fiscal 2008. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 31st day of January 2011.

ARRAY BIOPHARMA INC.
By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer (Principal Financial and Accounting Officer)