Form 10-Q
period 2011-03-31
ARRAY BIOPHARMA INC
filed 2011-05-03
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☐ No ☒

As of April 28, 2011, the registrant had 57,020,003 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31,	June 30,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$37,354	$32,846
Marketable securities	37,954	78,664
Prepaid expenses and other current assets	16,836	5,788
Total current assets	92,144	117,298

Long-term assets
Marketable securities	527	17,359
Property and equipment, net	18,366	21,413
Other long-term assets	2,682	3,109
Total long-term assets	21,575	41,881
Total assets	$113,719	$159,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,929	$5,634
Accrued outsourcing costs	4,631	4,907
Accrued compensation and benefits	6,774	10,013
Other accrued expenses	1,956	1,723
Deferred rent	3,295	3,180
Deferred revenue	51,566	52,474
Current portion of long-term debt	150	-
Total current liabilities	73,301	77,931

Long-term liabilities
Deferred rent	15,804	18,301
Deferred revenue	47,544	65,177
Long-term debt, net	117,650	112,825
Other long-term liabilities	3,566	1,623
Total long-term liabilities	184,564	197,926
Total liabilities	257,865	275,857

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 56,555,553 and 53,224,248 shares issued and outstanding, as of March 31, 2011 and June 30, 2010, respectively	57	53
Additional paid-in capital	344,902	332,277
Warrants	36,296	36,296
Accumulated other comprehesive income	3	5,528
Accumulated deficit	(525,404)	(490,832)
Total stockholders’ deficit	(144,146)	(116,678)
Total liabilities and stockholders’ deficit	$113,719	$159,179

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenue
Collaboration revenue	$3,934	$5,396	$15,024	$14,874
License and milestone revenue	13,907	12,980	37,831	21,036
Total revenue	17,841	18,376	52,855	35,910

Operating expenses
Cost of revenue	6,617	7,946	21,281	19,103
Research and development for proprietary programs	15,883	17,692	44,219	55,997
General and administrative	3,795	4,264	11,969	12,938
Total operating expenses	26,295	29,902	77,469	88,038

Loss from operations	(8,454)	(11,526)	(24,614)	(52,128)

Other income (expense)
Realized gains on auction rate securities, net	1,093	357	1,891	1,304
Interest income	31	164	391	726
Interest expense	(4,172)	(4,152)	(12,240)	(11,685)
Total other expenses, net	(3,048)	(3,631)	(9,958)	(9,655)

Net loss	$(11,502)	$(15,157)	$(34,572)	$(61,783)

Change in unrealized gains and losses on marketable securities	(4,304)	711	(5,525)	2,699

Comprehensive loss	$(15,806)	$(14,446)	$(40,097)	$(59,084)

Weighted average shares outstanding - basic and diluted	56,129	50,697	54,934	49,403

Net loss per share - basic and diluted	$(0.20)	$(0.30)	$(0.63)	$(1.25)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of June 30, 2010	-	$-	53,224	$53	$332,277	$36,296	$5,528	$(490,832)	$(116,678)

Issuance of common stock under stock option and employee stock purchase plans	-	-	606	1	1,490	-	-	-	1,491
Share-based compensation expense	-	-	-	-	2,770	-	-	-	2,770
Issuance of common stock for cash, net of offering costs	-	-	1,445	2	4,384	-	-	-	4,386
Payment of employee bonus with stock	-	-	1,280	1	3,981	-	-	-	3,982
Reclassification of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(2,705)	-	(2,705)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	(2,820)	-	(2,820)
Net loss	-	-	-	-	-	-	-	(34,572)	(34,572)

Balance as of March 31, 2011	-	$-	56,555	$57	$344,902	$36,296	$3	$(525,404)	$(144,146)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(34,572)	$(61,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,366	4,837
Non-cash interest expense for the Deerfield Credit Facility	5,119	5,047
Share-based compensation expense	2,770	4,177
Realized gains on auction rate securities, net	(1,891)	(1,304)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,129)	(76)
Accounts payable and other accrued expenses	(472)	518
Accrued outsourcing costs	(276)	555
Accrued compensation and benefits	1,612	2,042
Deferred rent	(2,382)	(2,275)
Deferred revenue	(18,541)	44,528
Other liabilities	2,579	-
Net cash used in operating activities	(52,817)	(3,734)

Cash flows from investing activities
Purchases of property and equiment	(1,319)	(1,026)
Purchases of marketable securities	(53,040)	-
Proceeds from sales and maturities of marketable securities	107,068	10,840
Net cash provided by investing activities	52,709	9,814

Cash flows from financing activities
Proceeds (exchanges) from exercise of stock options and shares issued under the employee stock purchase plan	230	1,112
Proceeds from the issuance of common stock for cash	4,610	3,536
Payment of offering costs	(224)	(370)
Proceeds from the issuance of long-term debt and warrants	-	40,000
Payment of transaction fee	-	(1,000)
Net cash provided by financing activities	4,616	43,278

Net increase in cash and cash equivalents	4,508	49,358
Cash and cash equivalents as of beginning of period	32,846	33,202
Cash and cash equivalents as of end of period	$37,354	$82,560

Supplemental disclosure of cash flow information
Cash paid for interest	$7,094	$6,106

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

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

Basis of Presentation

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to requirements for interim reporting. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2011, its results of operations for the three and nine months ended March 31, 2011 and 2010, and its cash flows for the nine months ended March 31, 2011 and 2010. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on August 12, 2010.

Certain fiscal 2010 amounts have been reclassified to conform to the current year presentation. Specifically, Derivative Liabilities is now included in Other Long-term Liabilities in the accompanying Condensed Balance Sheets.  Additionally, all gains and losses related to auction rate securities (“ARS”) in the Condensed Statements of Operations and Comprehensive Loss are included in Realized Gains on Auction Rate Securities, Net, whereas they were previously recorded in Interest Income and Impairment of Marketable Securities, respectively.

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

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2011, the Company had an accumulated deficit of $525.4 million. The Company had net losses of $11.5 million and $34.6 million for the three and nine months ended March 31, 2011, respectively, and $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The Company has historically funded its operations from up-front fees and license and milestone revenue received under its collaborations and out-licensing transactions, from the issuance and sale of its equity securities and through debt provided by its credit facilities. For example, the Company has received $119.5 million in the last eighteen months, including the following payments under its collaborations:

•	In December 2009, the Company received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement
•	In April 2010, the Company received $45 million in an up-front and milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.
•	In December 2010, the Company received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

The recognition of revenue under these agreements is discussed further in Note 4 – Deferred Revenue.  However, until the Company can generate sufficient levels of cash from its operations, which the Company does not expect to achieve in the foreseeable future, the Company will continue to utilize its existing cash, cash equivalents and marketable securities.

The Company uses approximately $20 million per quarter to fund its operations.  The Company believes that the cash, cash equivalents and marketable securities it holds as of March 31, 2011, will enable it to continue to fund its operations for at least the next 12 months assuming the Company continues to obtain funding through up-front fees from new out-licensing transactions and milestone payments from new and/or existing collaborations. The ability to continue to fund ongoing operations also assumes that the Company will continue to satisfy its interest payment obligations under the credit facilities with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (who are referred to collectively as Deerfield) with the proceeds from sales of its common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 8 “Equity Distribution Agreement” or through the issuance of shares of common stock to Deerfield in accordance with the Company’s Facility Agreements with Deerfield. The Company may also fund operations through the sale of its equity securities.  Although the Company is currently in active licensing discussions with a number of potential partners on select programs, there can be no assurance that the Company will successfully close new collaborations that provide for up-front fees. Furthermore, sufficient funds may not continue to be available to the Company when needed from existing or future collaborations or from the proceeds of debt or equity financings.

If the Company is unable to obtain additional funding from these or other sources when needed or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient funds may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose in order to obtain up-front license fees needed to fund its operations.

Fair Value Measurements

The Company’s financial instruments are recognized and measured at fair value in the Company’s financial statements and primarily consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

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

The Company discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include the Company’s ARS, warrants issued by the Company in connection with its long-term debt and the embedded derivatives associated with the long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by the Company may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

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

Marketable Securities

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations (including when active markets for such securities do not exist) are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

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

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.

The Company sold its remaining ARS during the quarter ended March 31, 2011.  Prior to their disposition, the Company determined the carrying value of the ARS under the fair value hierarchy using Level III, or unobservable inputs, as there was no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS as part of the Company’s overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the quarter ended December 31, 2010. While the Company believes that the estimates used historically in the fair value analysis are reasonable, a change in any of the assumptions underlying these estimates would have resulted in different fair value estimates that could have resulted in additional adjustments to the ARS for prior periods, either increasing or further decreasing their carrying value, possibly by material amounts.

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

The carrying value for property and equipment is reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount.

Equity Investment

The Company has entered into one collaboration and license agreement and may, in the future, enter into additional agreements in which it receives an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant controlling interest at cost as Other Long-term Assets in the accompanying Condensed Balance Sheets. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer.

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”).

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

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

Long-term Debt and Embedded Derivatives

The terms of the Company’s long-term debt are discussed in detail in Note 5 – Long-term Debt. The accounting for these arrangements is complex and is based upon significant estimates by management. The Company reviews all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and reviews all amendments to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and new debt. The Company also reviews each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These may include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

The Company currently has two embedded derivatives related to its long-term debt with Deerfield that were valued at $461 thousand and $825 thousand at March 31, 2011 and June 30, 2010, respectively, and are included in Other Long-term Liabilities in the accompanying Condensed Balance Sheets.  One of the embedded derivatives is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The other is a significant transaction contingent put option relating to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in control of the Company. Such event would occur if the acquirer did not meet certain financial conditions, based on size and credit worthiness.  Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company measures the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them, and calculates fair value using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model.

The fair value of the variable interest rate structure is based on the Company’s estimate of the probable effective interest rate over the term of the Deerfield credit facilities that is based on the Company’s cash flow forecasts, which include the Company’s expectations of future cash inflows from up-front fees, milestone payments and issuances of equity. The fair value of the put option is based on the Company’s estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, the Company has engaged a third-party valuation firm to perform the valuation as part of its overall fair value analysis. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values.

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in the Company’s Condensed Balance Sheets. Changes in the value of the Embedded Derivatives is adjusted quarterly and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants that the Company issues in connection with its long-term debt arrangements have been classified as equity. The Company values the warrants at issuance based on a Black-Scholes option pricing model and then allocates a portion of the proceeds under the debt to the warrants based upon their relative fair values.  The Warrants are recorded in Stockholders’ Equity with the offset to Debt Discount. The Debt Discount is being amortized from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Transaction fees paid in connection with our long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities and, using enacted tax rates in effect, reflect the expected effect these differences would have on taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when, based upon available objective evidence, the expected reversal of temporary differences and projections of future taxable income, management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized.

Operating Leases

The Company has negotiated certain landlord/tenant incentives and rent holidays and escalations in the base price of rent payments under its operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that the Company will exercise such options. The Company recognizes rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. The Company has also entered into two sale-lease back transactions for its facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord is recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the lease term. Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon the period when reversal of the liability is expected to occur.

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

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

The estimated grant date fair value of stock options is based on a Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for forfeitures, which are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is measured based on a Black-Scholes option pricing model and incorporates the estimated fair value of the common stock during each offering period as well as the purchase discount.

Revenue Recognition

Most of the Company’s revenue is from the Company’s collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. The Company’s agreements with collaboration partners include fees based on annual rates for full-time-equivalent employees (“FTEs”) working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of the Company’s revenue comes from the sale of compounds on a per-compound basis. The Company reports FTE fees for discovery and the development of proprietary drug candidates that the Company out-licenses as Collaboration Revenue. License and Milestone Revenue is combined and consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.

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

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

Most of the Company’s agreements provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment is attributed to future development obligations of the Company, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are for activities for which there are no future obligations and as a result, are recognized when earned in their entirety.

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

Cost of Revenue and Research and Development for Proprietary Programs

The Company incurs costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. The Company allocates these costs between Cost of Revenue and Research and Development for Proprietary Programs based upon the respective time spent by its scientists on development conducted for its collaborators and for its internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by the Company for its collaborators.  Research and Development for Proprietary Programs consists of direct and indirect costs for the Company’s specific proprietary programs.  The Company does not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program.  Accordingly, the Company expenses these costs when incurred.

Where the Company’s collaboration agreements provide for it to conduct research and development and for which the Company’s partner has an option to obtain the right to conduct further development and to commercialize a product, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that the Company concludes is likely to continue to be funded by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would continue to fund the same percentage of programs, the Company will adjust the allocation accordingly. See Note 4 – Deferred Revenue, for further information about the Company’s collaborations.

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

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

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

Geographic Information

All of the Company’s collaboration agreements are denominated in U.S. dollars.  The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for the compounds (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

North America	$12,456	$18,310	$41,285	$35,706
Europe	5,381	52	11,555	161
Asia Pacific	4	14	15	43
	$17,841	$18,376	$52,855	$35,910

Significant Collaborators

The following collaborators contributed greater than 10% of total revenue during the periods set forth below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Amgen, Inc.	34%	35%	37%	20%
Novartis International Pharmaceutical Ltd.	30%	-	22%	-
Celgene Corporation	21%	23%	21%	28%
Genentech, Inc.	14%	42%	20%	48%
	99%	100%	100%	96%

The loss of one or more significant collaborators could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral to secure the payment obligations of its collaborators. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, most collaborators pay in advance and management does not believe significant credit risk exists in its recorded accounts receivable as of March 31, 2011.

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2011 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	37,542	3	-	37,545
Mutual fund securities	409	-	-	409
Sub-total	37,951	3	-	37,954

Long-term available-for-sale securities:
Mutual fund securities	527	-	-	527
Sub-total	527	-	-	527

Total	$38,478	$3	$-	$38,481

Marketable securities consisted of the following as of June 30, 2010 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$78,653	$-	$(5)	$78,648
Mutual fund securities	16	-	-	16
Sub-total	78,669	-	(5)	78,664

Long-term available-for-sale securities:
Auction rate securities	11,027	5,533	-	16,560
Mutual fund securities	799	-	-	799
Sub-total	11,826	5,533	-	17,359

Total	$90,495	$5,533	$(5)	$96,023

The estimated fair values of these marketable securities were classified into the following fair value measurement categories (dollars in thousands):

	March 31,	June 30,
	2011	2010

Quoted prices in active markets for identical assets (Level 1)	$38,481	$79,463
Significant unobservable inputs (Level 3)	-	16,560
	$38,481	$96,023

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of March 31, 2011 was as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$37,951	$37,954
Due in one year to three years	527	527
	$38,478	$38,481

Auction Rate Securities

As of June 30, 2010, the Company held five ARS with a par value of $26.3 million, a cost basis of $11.0 million and an estimated fair value of $16.6 million. All of these securities have been sold as of March 31, 2011.

Prior to the disposition of the ARS, and beginning in fiscal 2008, the auctions for all of the Company’s ARS were unsuccessful and the Company was unable to readily liquidate its ARS. The lack of successful auctions resulted in the interest rate on these investments increasing to LIBOR plus additional basis points as stipulated in the auction rate agreements, ranging from 200 to 350 additional basis points, which continued from the time the auctions failed through their disposition in the current quarter.

The Company’s ARS were measured using Level III, or unobservable inputs, as there was no active market for the securities. The most significant unobservable inputs used in this method were the estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, the Company engaged a third-party valuation firm to perform an independent valuation of the ARS as part of its overall fair value analysis.

Based on its fair value analysis and fair value estimates as of each quarter end, the Company recorded adjustments related to its ARS that are summarized below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Unrealized gains	$-	$1,210	$746	$3,614

Unrealized losses	$(3,215)	$-	$(3,573)	$-

Impairment losses	$-	$-	$-	$(217)
Net unrealized gains reclassified from equity to earnings upon sale	1,093	524	2,706	915
Additional gains (losses) incurred upon sale, net	-	(167)	(815)	606
Realized gains on auction rate securities, net	$1,093	$357	$1,891	$1,304

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

A rollforward of adjustments to the fair value of the ARS follows (dollars in thousands):

	Nine Months Ended
	March 31,
	2011	2010

Balance as of prior year end	$16,560	$16,518
Unrealized gains	746	3,614
Unrealized losses	(3,573)	-
Sale of ARS at sale price	(12,918)	(3,560)
Impairment losses	-	(217)
Additional gains (losses) incurred upon sale, net	(815)	606
Balance as of current quarter end	$-	$16,961

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	March 31,	June 30,
	2011	2010

Amgen, Inc.	$35,598	$50,595
Novartis International Pharmaceutical Ltd.	41,975	42,781
Celgene Corporation	19,474	20,492
Genentech, Inc.	2,063	3,783
Total deferred revenue	99,110	117,651
Less: Current portion	(51,566)	(52,474)
Deferred revenue, long term	$47,544	$65,177

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

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

The Company estimates that its obligations under the agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee on a straight-line basis from the date the agreement was signed on December 13, 2009 through that time in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Company recognized $4.9 million of revenue under the agreement for the three months ended March 31, 2011 and 2010.  The Company recognized $14.8 million and $5.8 million of revenue under the agreement for the nine months ended March 31, 2011 and 2010, respectively.

The Company records revenue for research performed by its scientists working on the discovery program in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Company recognized $1.2 million and $3.6 million of revenue under the agreement for the three months and nine months ended March 31, 2011, respectively.   The Company recognized $902 thousand of revenue for each of the three and nine months ended March 31, 2010.

The Company is reimbursed for certain development activities, which is recorded in Collaboration Revenue and Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss.   The Company recognized $556 thousand of Collaboration Revenue and Cost of Sales for the three months ended March 31, 2010.  During the nine months ended March 31, 2011 and 2010, the Company recognized Collaboration Revenue and Cost of Sales of $1.4 million and $556 thousand, respectively.

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

In consideration for the rights granted to Novartis under the agreement, the Company received $45 million, comprising an up-front and milestone payment, in the fourth quarter of fiscal 2010, and is also entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved.  In March 2011, the Company earned a $10 million milestone payment, which it will receive in the fourth quarter of fiscal 2011.  Novartis will also pay the Company royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level, assuming the Company continues to co-develop as described below.

The Company estimates that its obligations under the agreement will continue until April 2014 and, therefore, is recognizing the up-front fee and milestone payments on a straight-line basis from the date the agreement was signed in April 2010 through that time.

The Company recognized $2.5 million and $7.5 million in revenue related to the up-front payment during the three and nine months ended March 31, 2011, respectively.  The Company recognized $2.7 million and $3.3 million in revenue related to the two milestone payments during the three and nine months ended March 31, 2011, of which $2.4 million was attributable to the second milestone.  These amounts

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

are recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The Novartis agreement also contains co-development rights whereby the Company can elect to pay a percentage share of the combined total development costs.  During the first two years of the co-development period, Novartis will reimburse the Company for 100% of the Company’s development costs. Beginning in year three, the Company will begin paying its percentage share of the combined development costs since inception of the program, up to a maximum amount with annual caps, unless it opts out of paying its percentage share of these costs.  If the Company opts out of paying its share of combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S., and the Company would no longer have the right to develop or detail such product.

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

The Company incurred reimbursable development costs of $1.4 million and $5.3 million during the three and nine months ended March 31, 2011, respectively which is recorded as a reduction of Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss, and has recorded a corresponding receivable of $1.4 million in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets.  The Company’s share of the combined development costs was $1.0 million and $2.6 million during the three and nine months ended March 31, 2011, respectively, which is recorded in Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss. Additionally, the Company has recorded a corresponding payable of $2.6 million in Other Long-Term Liabilities in the accompanying Condensed Balance Sheets.

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

In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target and Celgene paid the Company $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment.  The option term of this target will expire on or before June 2016, and the option term for the other targets will expire on the earlier of

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014. In September 2009, Celgene notified the Company it was waiving its rights to one of the discovery targets under the collaboration, leaving it the option to select two of the remaining three targets.

The Company is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million, if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. In November 2010, the Company earned and subsequently received a $10 million milestone payment upon securing an Investigational New Drug application for one of the programs.  The Company is also entitled to receive royalties on net sales of any drugs.

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

The Company estimated its development obligations related to the program for which it earned the $10 million Phase 1 milestone payment in November 2010 would continue through May 2013. Therefore, the Company is recognizing this milestone payment on a straight-line basis from the date it was earned in November 2010 through May 2013.

The Company recognized $3.7 million and $4.1 million in revenue related to the up-front and milestone payments during the three months ended March 31, 2011 and 2010, respectively.  The Company recognized $11 million and $9.8 million related to the up-front and milestone payments during the nine months ended March 31, 2011 and 2010, respectively.

As discussed above, the Company granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement and concluded that Celgene was likely to continue funding with respect to two of the four programs by paying the Phase 1 milestone. Accordingly, upon execution of the agreement, the Company began reporting costs associated with the Celgene collaboration as follows: 50% to Cost of Revenue, with the remaining 50% to Research and Development for Proprietary Programs. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene is likely to continue funding one of the remaining three programs and pay the Phase 1 milestone. Accordingly, beginning October 1, 2009, the Company began reporting costs associated with the Celgene collaboration as follows: 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development for Proprietary Programs. In the second quarter of fiscal 2011, the Company concluded that Celgene is likely to continue funding two of the remaining three programs by paying the Phase 1 milestone. Accordingly, beginning October 1, 2010, the Company began reporting costs associated with the Celgene collaboration as follows: 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development for Proprietary Programs.

Celgene can terminate any drug development program for which it has not exercised an option at any time, provided that it must give the Company prior notice. In this event, all rights to the program remain with the Company and it would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could have achieved had Celgene continued development of the program. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised an option, upon six months’ written notice to the Company. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	March 31,	June 30,
	2011	2010

Credit Facilities	$126,762	$126,762
Term Loan	15,000	15,000
Long-term debt	141,762	141,762
Less: Unamortized discount on the Credit Facilities	(23,962)	(28,937)
Long-term debt, net	117,800	112,825
Less: Current portion of long-term debt	(150)	-
	$117,650	$112,825

Deerfield Credit Facilities

The Company has entered into two credit facilities (the “Credit Facilities”) with Deerfield. Under a Facility Agreement entered into with Deerfield in April 2008, the Company borrowed a total of $80 million (the “2008 Loan”), which was funded in two $40 million payments in June 2008 and December 2008. Terms of the 2008 Credit Facility, including the interest rate and payment terms applicable to the 2008 Loan and covenants relating to minimum cash and cash equivalent balances the Company must maintain, were amended in May 2009 when the Company entered into a new Facility Agreement with Deerfield. Under this Facility Agreement, the Company borrowed $40 million (the “2009 Loan”) on July 31, 2009.

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

Prior to the disbursement of the 2009 Loan, simple interest of 2% annually was paid quarterly and compound interest accrued at an additional 6.5% annually.  Upon disbursement of the 2009 Loan, the interest rate on the 2008 Loan was reduced to 7.5% per annum, subject to adjustment as described below, and became payable monthly. Additionally, compound interest stopped accruing on the 2008 Loan.

If the Company’s total Cash and Cash Equivalents and Marketable Securities in any month are less than $60 million, the interest rate under the Facility Agreements is increased to a rate between 8.5% per annum and 14.5% per annum as follows:

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

Total Cash, Cash Equivalents and Marketable Securities	Applied Interest Rate

$60 million or greater	7.5%
Between $50 million and $60 million	8.5%
Between $40 million and $50 million	9.5%
Between $30 million and $40 million	12.0%
Less than $30 million	14.5%

The Credit Facilities contain two embedded derivatives: (1) the variable interest rate structure described above and (2) Deerfield’s right to accelerate the loan upon certain changes of control of the Company or an event of default, which is considered a significant transaction contingent put option. As discussed in Note 1 – Overview and Basis of Presentation under the caption Long-term Debt and Embedded Derivatives, these derivatives are valued and reported in Other Long-Term Liabilities in the Company’s financial statements and are collectively referred to as the “Embedded Derivatives.” Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs.

In order to estimate fair value of the variable interest rate feature, the Company makes assumptions as to the interest rates that may be in effect during the term, which in turn depend on the Company’s cash and cash equivalent balances. Therefore, the Company must project its monthly cash balances over the term of the Credit Facilities.  Such forecasts are inherently subjective and, although management believes the assumptions upon which they are based are reasonable, may not reflect actual results.

In order to estimate the fair value of the put right, the Company estimates the probability of a change in control that would trigger Deerfield’s acceleration rights as specified in the Facility Agreements, including a change in control in which the acquirer did not meet certain financial conditions, based on size and credit worthiness.  The Company’s evaluation of this probability is based on its expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the Credit Facilities and other factors, all of which are inherently uncertain and difficult to predict.

Based on these assumptions, the Company estimated the fair value of the Embedded Derivatives to be $461 thousand and $825 thousand as of March 31, 2011 and June 30, 2010, respectively.

Management will continue to assess the assumptions used in its determination of the fair value of the Embedded Derivatives, and future changes affecting these assumptions could materially affect their estimated fair value, with a corresponding impact on the Company’s reported results of operations.  For example, if the Company’s projected cash balance was decreased to fall to between $50 million and $60 million for approximately twenty months over the remaining life of the loan, compared to two months as currently assumed, in our projected cash balance, then the value of the Embedded Derivatives as of March 31, 2011 would have increased by approximately $1.3 million.

The Company estimates the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the Embedded Derivatives.  The fair value of the debt was determined to be $103.7 million and $95.4 million at March 31, 2011 and June 30, 2010, respectively.

The Company paid Deerfield transaction fees totaling $2 million when the Company drew the funds under the 2008 Loan, and $500 thousand on July 10, 2009 and $500 thousand when the funds were drawn

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

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

The Credit Facility Agreements contain representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreements restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreements also contain events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. In addition, if the Company’s total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter fall below $20 million, all amounts outstanding under the Credit Facilities become immediately due and payable. The Company is also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts it receives under collaboration, licensing, partnering, joint venture and other similar arrangements entered into after January 1, 2011.

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

The Exchange Warrants contain substantially the same terms as the Prior Warrants, except they have a lower per share exercise price. The Warrants are exercisable commencing January 31, 2010 and expire on April 29, 2014.

On the respective draw down dates of the Credit Facilities, the Company allocated the loan proceeds between the debt and the Warrants based upon their relative estimated fair values. The fair value was allocated to Warrants and Debt Discount in the accompanying Condensed Balance Sheets.  All of the discounts attributable to the Warrants are being amortized from the respective draw date of the Credit Facility pursuant to which they were issued to the end of the term of the Credit Facilities.

The Company estimated the fair value of the Warrants using a Black-Scholes option pricing model. The Company calculated the incremental value of the Exchange Warrants as the difference between the value of the Exchange Warrants at the new exercise price ($3.65) and the value of the Prior Warrants at the prior exercise price ($7.54) using a Black-Scholes option pricing model.

A summary of the estimated fair value of the Warrants follows (amounts in thousands):

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

	Proceeds	Warrant Value

2008 Loan	$80,000	$20,589
2009 Loan	$40,000	$12,426
Exchange Warrants	Not Applicable	$3,280

The interest expense recognized by the Company for the Deerfield Credit Facilities follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest paid	$2,250	$2,250	$6,750	$6,600
Amortization of the transaction fees	140	140	426	408
Amortization of the debt discounts	1,668	1,538	4,976	4,362
Change in value of the Embedded Derivatives	(32)	7	(364)	(199)
Total interest expense on the Deerfield Credit Facility	$4,026	$3,935	$11,788	$11,171

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

As of March 31, 2011, the term loan had an interest rate of 3.25% per annum. The Company recognized $119 thousand and $217 thousand of interest expense for the three months ended March 31, 2011 and

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

2010, respectively.  The Company recognized $371 thousand and $514 thousand of interest expense for the nine months ended March 31, 2011 and 2010, respectively.

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

The estimated fair value of the Loan and Security Agreement was determined using a discounted cash flow model and was calculated at $15 million as of March 31, 2011 and June 30, 2010.

Commitment Schedule

The Company is required to make principal payments under the Credit Facilities and the Term Loan as follows (dollars in thousands):

For the twelve months ended March 31,
2012	$150
2013	150
2014	14,700
2015	126,762
2016	-
$141,762

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

NOTE 6 – SHARE BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date.  Share-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP.  The fair value of all stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 12 - Employee Compensation Plans to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2010 for more information about the assumptions used by the Company under this valuation methodology.   During the three and nine months ended March 31, 2011 and 2010, the Company made no material changes to these assumptions.

During the three months ended March 31, 2011 and 2010, the Company issued new stock options to purchase a total of 1.1 million shares and 939 thousand shares of common stock, respectively.  The Company recognized compensation expense for stock options of $640 thousand and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.  During the nine months ended March 31, 2011 and 2010, the Company issued new stock options to purchase a total of 1.3 million shares and 1.2 million shares of common stock, respectively.  The Company recognized compensation expense for stock options of $2.3 million and $3.6 million for the nine months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $4.7 million of unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under the Company’s equity plans, which the Company expects to recognize over a weighted-average period of 2.5 years.

The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount.  During the three months ended March 31, 2011 and 2010, the Company recognized compensation expense for its ESPP of $129 thousand and $178 thousand, respectively.  During the nine months ended March 31, 2011 and 2010, the Company recognized compensation expense for its ESPP of $472 thousand and $608 thousand, respectively.

ARRAY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(Unaudited)

NOTE 7 – EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which the Company may sell from time to time, up to an aggregate of $25 million in shares of its $.001 par value common stock, through the Agent that have been registered on a registration statement on Form S-3 (File No. 333-15801). Sales of the shares made pursuant to the Equity Distribution Agreement are made on the NASDAQ Stock Market by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Equity Distribution Agreement, the Company may sell shares of its common stock through the Agent, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price.

A summary of the transaction data follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Number of shares sold	524,184	544,126	1,444,677	1,300,816
Average price per share	$3.06	$2.60	$3.19	$2.72
Gross proceeds (in thousands)	$1,603	$1,415	$4,610	$3,536
Commissions (in thousands)	$(48)	$(42)	$(138)	$(106)
Other costs (in thousands)	$(27)	$(21)	$(86)	$(264)

NOTE 8 – EMPLOYEE BONUS

The Company’s annual employee bonus program is payable in cash or in shares of common stock if the Company meets certain financial, discovery, development and partnering goals during a fiscal year.  The bonus is typically paid in the second quarter of the next fiscal year, and the Company accrues an estimate of the expected aggregate bonus in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.  As of March 31, 2011 and June 30, 2010, the Company had $3.3 million and $6.5 million accrued in Accrued Compensation and Benefits for the fiscal 2011 and fiscal 2010 bonus programs, respectively.

NOTE 9 – SUBSEQUENT EVENT

On May 2, 2011, the Company entered into agreements to modify its Credit Facilities with Deerfield and to issue $30 million of its Series B Preferred Stock (“Preferred Stock”) to entities affiliated with Deerfield. The proceeds of the sale of the Preferred Stock will be applied to reduce the total principal due under the Credit Facilities from $120 million to $90 million, with approximately $7 million of previously accrued interest remaining outstanding.

The term of the Credit Facilities will be extended from April 2014 to June 2015 and June 2016, respectively and the principal and accrued interest will be re-paid as follows:

1.             Remitting 15% of up-front and milestone payments that the Company receives from new partnering deals — through June 2016

2.             The remaining balance, less $20 million, will be repaid June 2015

3.             The remaining balance of up to $20 million will be repaid June 2016

The currently effective annual interest rate remains unchanged at 7.5% of the outstanding principal balance.  The accrued interest is non-interest bearing.  As part of the modification to the Credit Facilities, the Company also agreed to extend the term of the outstanding warrants owned by Deerfield from April 2014 to June 30, 2016.

The Company will issue 10,135 shares of Series B Preferred Stock at an aggregate price of $30 million to entities affiliated with Deerfield. The Preferred Stock has a liquidation preference of $0.001 per share, is non-voting and is convertible into an aggregate of 10,135,000 shares of the Company’s Common Stock, provided that conversion will be prohibited if the holder and its affiliates would own more than 9.985% of the total number of the Company’s shares of Common Stock then outstanding.

The Company has not yet determined the impact of the accounting treatment for these transactions on its financial statements, however it does expect that there will be a non-cash charge resulting from expensing a portion of the Debt Discount in the fourth quarter of fiscal 2011.

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

The most advanced programs currently in clinical trials that we are developing internally or with a partner are as follows:

Program	Target and Indication	Ownership	Clinical Status

1. MEK162 (ARRY-162)	MEK inhibitor for cancer	Array/Novartis	Phase 2

2. ARRY-520	KSP inhibitor for multiple myeloma or MM	Array	Phase 2

3. ARRY-380	HER2 inhibitor for breast cancer	Array	Phase 1

4. ARRY-543	HER2/EGFR inhibitor for cancer	Array	Phase 1b

5. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndrome or MDS	Array	Phase 1

6. ARRY-382	cFMS inhibitor for cancer	Array/Celgene option	Phase 1

In addition to these development programs, our most advanced drugs under development exclusively by a partner are as follows:

Program	Target and Indication	Ownership	Clinical Status

1. Selumetinib (AZD6244)	MEK inhibitor for cancer	Array/AstraZeneca	Phase 2

2. AMG 151 (ARRY-403)	Glucokinase activator for Type 2 diabetes	Array/Amgen	Phase 1

3. Danoprevir (RG7227)	Protease inhibitor for Hepatitis C virus	Array/Roche	Phase 2

4. GDC-0068	AKT inhibitor for cancer	Array/Genentech	Phase 1

5. VTX-2337	Toll-like receptor for cancer	Array/VentiRx	Phase 1/2

6. VTX-1463	Toll-like receptor for allergy	Array/VentiRx	Phase 1b

7. LY2603618	Chk-1 inhibitor for cancer	Array/Eli Lilly	Phase 2

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our partners.

Our internal discovery efforts have also generated additional early-stage drug candidates, and we may choose to out-license select promising candidates through research partnerships prior to filing an Investigational New Drug, or IND application. We also have a portfolio of proprietary and partnered drug discovery programs that we believe will generate additional IND, applications. We have active, partnered programs with Amgen, Celgene, Genentech and Novartis in which we may earn milestone payments and royalties.

We have built our clinical and discovery programs through spending $444.8 million from our inception through March 31, 2011. During the first three and nine months of fiscal 2011 we spent $15.9 million and $44.2 million in research and development for proprietary programs, respectively.  In fiscal 2010, we spent $72.5 million in research and development for proprietary programs, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively. During fiscal 2010, we signed strategic collaborations with Novartis and Amgen. Together these collaborations provided Array with $105 million in initial payments, over $1 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, potential double digit royalties and potential commercial co-detailing rights.

We have received a total of $507.1 million in research funding and in up-front and milestone payments from our collaboration partners since inception through March 31, 2011. Under our existing collaboration agreements, we have the potential to earn over $2.8 billion in additional milestone payments if we or our collaborators achieve all the drug discovery, development and commercialization objectives detailed in those agreements, as well as the potential to earn royalties on any resulting product sales from 17 drug development programs.

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

•

Genentech, which entered into a worldwide strategic collaboration agreement with us focused on the discovery of novel therapeutics. One drug, GDC-0068, an AKT inhibitor for cancer, entered a Phase 1 trial during the first half of 2010. The other programs are in discovery or preclinical development.

•	Novartis, which entered into a worldwide strategic collaboration with us to develop and commercialize our MEK inhibitor, MEK162, which is currently in Phase 2 clinical trials.
•

Roche Holding AG, which acquired Danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4 protease from InterMune, which we had invented in collaboration with InterMune. Danoprevir is currently in Phase 2b clinical trials.

Fiscal Periods

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2011 refers to the fiscal year ending June 30, 2011 and the third quarter refers to the quarter ended March 31, 2011.

Business Development and Collaborator Concentrations

We license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and referrals.

The following collaborators contributed greater than 10% of our total revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Amgen, Inc.	34%	35%	37%	20%
Novartis International Pharmaceutical Ltd.	30%	-	22%	-
Celgene Corporation	21%	23%	21%	28%
Genentech, Inc.	14%	42%	20%	48%
	99%	100%	100%	96%

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

The following table details revenue from our collaborators by region based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

North America	$12,456	$18,310	$41,285	$35,706
Europe	5,381	52	11,555	161
Asia Pacific	4	14	15	43
	$17,841	$18,376	$52,855	$35,910

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

Revenue Recognition

Most of our revenue is from our collaborators for research funding, up-front or license fees and milestone payments derived from discovering and developing drug candidates. Our agreements with collaboration partners include fees based on annual rates for full-time-equivalent employees (“FTEs”) working on a program and may also include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from the sale of compounds on a per-compound basis. We report FTE fees for discovery and the development of proprietary drug candidates that we out-license as Collaboration Revenue. License and Milestone Revenue is combined and consists of up-front fees and ongoing milestone payments from collaborators that are recognized during the applicable period.

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

Most of our agreements provide for milestone payments. In certain cases, a portion of each milestone payment is recognized as revenue when the specific milestone is achieved based on the applicable percentage of the estimated research or development term that has elapsed to the total estimated research and/or development term. In other cases, when the milestone payment is attributed to future development obligations of Array, the revenue is recognized on a straight-line basis over the estimated remaining development period. Certain milestone payments are for activities for which there are no future obligations and as a result, are recognized when earned in their entirety.

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

Cost of Revenue and Research and Development for Proprietary Programs

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development for Proprietary Programs based upon the respective time spent by our scientists on development conducted for our collaborators and for our internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators. Research and Development for Proprietary Programs consists of direct and indirect costs for our specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

Where our collaboration agreements provide for us to conduct research and development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to continue to be funded by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would continue to fund the same percentage of programs, we will adjust the allocation accordingly. See Note 4 — Deferred Revenue, for further information about our collaborations.

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

Marketable Securities

We have designated our marketable securities as of each balance sheet date as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations (including when active markets for such securities do not exist) are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

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

We sold our remaining ARS during the quarter ended March 31, 2011.  Prior to their disposition, we measured the ARS under the fair value hierarchy, described below under “Far Value Measurements,” using Level III, or unobservable inputs, as there was no active market for the securities. The most significant unobservable inputs used in this method are estimates of the amount of time until a liquidity event will occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS as part of our overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the quarter ended December 31, 2010.

See Note 3 – Marketable Securities for additional information about our investments in ARS.

Fair Value Measurements

Our financial instruments are recognized and measured at fair value in our financial statements and primarily consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. We use different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received or paid to sell the financial instruments in an orderly transaction between market participants at the measurement date. We use a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•                  Level I:    Quoted prices in active markets for identical assets and liabilities.

•                  Level II:   Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level III:  Unobservable inputs.

We disclose assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include our ARS, warrants issued by us in connection with our long-term debt and the embedded derivatives associated with the long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates we disclose may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

We periodically review the realizability of each investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of an investment is deemed to exist, the cost basis of the investment is written down to its then estimated fair value.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt included elsewhere in this Quarterly Report on Form 10-Q. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These may include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

We currently have two embedded derivatives related to our long-term debt with Deerfield that were valued at $461 thousand and $825 thousand at March 31, 2011 and June 30, 2010, respectively, and included in Other Long-term Liabilities in the accompanying Condensed Balance Sheets.  One of the embedded derivatives is a variable interest rate structure that constitutes a liquidity-linked variable spread feature. The other is a significant transaction contingent put option relating to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in control of our company. Such event would occur if the acquirer did not meet certain financial conditions, based on size and credit worthiness.  Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, we measure the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them, and calculate fair value using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model.

The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities that is based on the our cash flow forecasts, which include the our expectations of future cash inflows from up-front fees, milestone payments and issuances of equity. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as part of our overall fair value analysis. The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values.

The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in our Condensed Balance Sheets. Changes in the value of the Embedded Derivatives is adjusted quarterly and recorded to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants that we have issued in connection with our long-term debt arrangements have been classified as equity. We value the warrants at issuance based on a Black-Scholes option pricing model and then allocate a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants are recorded in Stockholders’ Equity with the offset to Debt Discount.  The Debt Discount is being amortized from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Transaction fees paid in connection with our long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Results of Operations

Collaboration Revenue

Collaboration Revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which include: co-development of proprietary drug candidates we out-license as well as research, or discovery, that includes screening, lead generation, lead optimization and pharmacological testing (dollars in thousands):

	Three Months Ended March 31,		Change 2011 vs. 2010		Nine Months Ended March 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Collaboration revenue	$ 3,934	$ 5,396	$ (1,462)	-27%	$ 15,024	$ 14,874	$ 150	1%

Collaboration revenue decreased $1.5 million, or 27%, for the three months ended March 31, 2011 compared to the same period last year.  During the current quarter, we recognized $1.3 million less in revenue on our collaboration with Genentech due to having fewer scientists engaged on the Genentech programs.

Collaboration revenue increased 1% for the nine months ended March 31, 2011 compared to the same period in the prior year.  We recognized $5.0 million during the nine months ended March 31, 2011 from our collaboration with Amgen compared to $1.5 million in the prior year. This increase was due to the collaboration beginning in December 2010.  This was offset by a $3.7 million decrease in the revenue from our collaboration with Genentech due to fewer scientists engaged on the Genentech programs this year.

License and Milestone Revenue

License and Milestone Revenue are combined and consist of up-front license fees and ongoing milestone payments from collaborators as follows (dollars in thousands):

	Three Months Ended March 31,		Change 2011 vs. 2010		Nine Months Ended March 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

License revenue	$ 10,225	$ 9,230	995	11%	32,319	16,286	16,033	98%
Milestone revenue	3,682	3,750	(68)	-2%	5,512	4,750	762	16%
Total revenue	$ 13,907	$ 12,980	$ 927	7%	$ 37,831	$ 21,036	$ 16,795	80%

License revenue increased $1.0 million, or 11%, for the three months ended March 31, 2011 compared to the same period last year.  During the current quarter, we recognized $2.5 million of revenue under our collaboration with Novartis that began in April 2010.  This was offset by $1.4 million less revenue recognized under the Celgene collaboration due to our conclusion that the remaining estimated performance period increased by six months effective September 30, 2010 as discussed in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.

License revenue increased $16 million, or 98%, for the nine months ended March 31, 2011 compared to the prior year due to the incremental revenue for our collaborations with Amgen and Novartis.

Total Milestone Revenue decreased 2% for the three months ended March 31, 2011 compared to the same period last year.  In the current quarter, we recognized $2.7 million from Novartis and $1 million from Celgene.  In the same period of the prior year we recognized $3.8 million in milestones from Genentech.

Total Milestone Revenue increased $762 thousand, or 16%, for the nine months ended March 31, 2011 compared to the same period last year.  In the current year, we recognized $3.3 million from Novartis and $1.5 million from Celgene. In the same period of the prior year we recognized $3.8 million in milestones from Genentech and we recognized a $1 million milestone from our collaboration with InterMune.

Cost of Revenue

Cost of Revenue represents costs for research or discovery and development including preclinical and clinical trials we conduct with or for our collaborators. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs as follows (dollars in thousands):

	Three Months Ended March 31,		Change 2011 vs. 2010		Nine Months Ended March 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Cost of revenue	$ 6,617	$ 7,946	$ (1,329)	-17%	$ 21,281	$ 19,103	$ 2,178	11%
Cost of revenue as a percentage of total revenue	37%	43%			40%	53%

Cost of Revenue increased in absolute dollars and decreased as a percentage of total revenue for the nine months ended March 31, 2011 compared to the same period in the prior year.  The increase in absolute dollars was for transitioning the underlying program costs for our AMG 151 and MEK162 programs from Research and Development for Proprietary Programs to Cost of Revenue after we partnered these programs with Amgen and Novartis, respectively.  Additionally, effective October 1, 2010, we increased the percentage of costs allocated under the Celgene collaboration from 33.3% to Cost of Revenue to 67.7%, as discussed further in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements. These increases were partially offset by fewer scientists engaged on our collaboration with Genentech than in the prior fiscal year.  During the current quarter, Cost of Revenue decreased in absolute dollars and as a percentage of total revenue.  The decrease in absolute dollars was caused by the completion of our obligations to continue to progress AMG 151 through certain Phase 1 clinical trials which were ongoing during the same quarter of the prior fiscal year, as well as fewer FTEs working on the Genentech programs.  These decreases were partially offset by the transition of MEK162 to Cost of Sales and the changed allocation of Celgene costs as discussed above.

The decrease of Cost of Revenue as a percentage of total revenue in the three and nine month periods was because of greater License and Milestone Revenue recognized during the periods.

Research and Development for Proprietary Programs

Research and development expenses include costs associated with our proprietary programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs for preclinical and clinical trials and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis but rather on an operational basis as follows (dollars in thousands):

	Three Months Ended March 31,		Change 2011 vs. 2010		Nine Months Ended March 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Salaries, benefits and share-based compensation	$7,184	$8,209	$(1,025)	-12%	$20,373	$24,088	$(3,715)	-15%
Outsourced services and consulting	3,739	4,094	(355)	-9%	9,548	14,818	(5,270)	-36%
Laboratory supplies	2,435	2,642	(207)	-8%	7,028	8,419	(1,391)	-17%
Facilities and depreciation	2,154	2,357	(203)	-9%	6,155	7,524	(1,369)	-18%
Other	371	390	(19)	-5%	1,115	1,148	(33)	-3%
Total research and development for proprietary programs	$15,883	$17,692	$(1,809)	-10%	$44,219	$55,997	$(11,778)	-21%

Research and Development for Proprietary Programs for the first nine months of fiscal 2011 decreased compared to the prior year because we moved development costs for AMG 151 and MEK162 out of Research and Development for Proprietary Programs to Cost of Revenue as a result of partnering those programs with Amgen and Novartis, respectively.  Additionally, effective October 1, 2010, we reduced the allocation of Celgene costs charged to Research and Development for Proprietary Programs as discussed under Cost of Revenue and in Note 4 — Deferred Revenue to the accompanying Condensed Financial Statements.  These decreases were partially offset by increased costs to advance our wholly-owned programs through clinical studies.  During the current quarter, Research and Development for Proprietary Programs decreased due to the changes discussed above related to Novartis, Celgene and our wholly-owned programs.

General and Administrative Expenses

General and Administrative Expenses consist mainly of compensation and associated fringe benefits, management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses as follows (dollars in thousands):

	Three Months Ended March 31,		Change 2011 vs. 2010		Nine Months Ended March 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

General and administrative	$3,795	$4,264	$(469)	-11%	$11,969	$12,938	$(969)	-7%

General and administrative expenses decreased during the three and nine months ended March 31, 2011 compared to the same periods in the prior year.  The decreases are the result of lower stock compensation expense from fully vested options as well as a decreased estimated liability for the fiscal 2011 bonus compared to fiscal 2010, and lower business taxes.  Professional services for legal and auditing are approximately $650 thousand less than the same period in the prior year while other consulting fees related to business development and our IT infrastructure have increased approximately $115 thousand and $250 thousand during the three and nine month periods, respectively.  Additionally, costs to obtain and protect our patents decreased approximately $180 thousand and increased approximately $325 thousand during the three and nine month periods ending March 31, 2011, respectively.

Other Income (Expense)

A summary of our Other Income (Expense) follows (dollars in thousands):

	Three Months Ended March 31,		Change 2011 vs. 2010		Nine Months Ended March 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Realized gains on auction rate securities, net	$1,093	$357	$736	206%	$1,891	$1,304	$587	45%
Interest income	31	164	(133)	-81%	391	726	(335)	-46%
Interest expense	(4,172)	(4,152)	(20)	0%	(12,240)	(11,685)	(555)	5%
Total other expense, net	$(3,048)	$(3,631)	$583	-16%	$(9,958)	$(9,655)	$(303)	3%

Components of Interest Expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Credit Facilities:
Interest paid	$2,250	$2,250	$6,750	$6,600
Amortization of the transaction fees	140	140	426	408
Amortization of the debt discounts	1,668	1,538	4,976	4,362
Change in value of the Embedded Derivatives	(32)	7	(364)	(199)
Total interest expense on Deerfield Credit Facility	4,026	3,935	11,788	11,171

Term Loan:
Variable interest and amortization of transaction fees	146	217	452	514
Total interest expense on Comerica Loan	146	217	452	514
Total interest expense	$4,172	$4,152	$12,240	$11,685

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2011, we had an accumulated deficit of $525.4 million. We had net losses of $11.5 million and $34.6 million for the three and nine months ended March 31, 2011, respectively.  We had net losses of $77.6 million, $127.8 million and $96.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our collaboration and out-licensing transactions, from the issuance and sale of equity securities and through debt provided by our credit facilities. For example, we have received $119.5 million in the last 18 months, including the following payments under our collaborations:

•	In December 2009, we received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement
•	In April 2010, we received $45 million in an up-front and milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.
•	In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

The recognition of revenue under these agreements is discussed further in Note 4 — Deferred Revenue. However, until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities.

We use approximately $20 million per quarter to fund our operations.  We believe that the cash, cash equivalents and marketable securities we hold as of March 31, 2011, will enable us to continue to fund our operations for at least the next 12 months assuming we continue to obtain funding through up-front fees from new out-licensing transactions and milestone payments from new and/or existing collaborations. The ability to continue to fund ongoing operations also assumes that we will continue to satisfy our interest payment obligations under the credit facilities with Deerfield with the proceeds from sales of our common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 8 “Equity Distribution Agreement” or through the issuance of shares of common stock to Deerfield in accordance with our Facility Agreements with Deerfield. We may also fund operations through the sale of our equity securities.  Although we are currently in active licensing discussions with a number of potential partners on select programs, there can be no assurance that we will successfully close new collaborations that provide for up-front fees. Furthermore, sufficient funds may not continue to be available to us when needed from existing or future collaborations or from the proceeds of debt or equity financings.

If we are unable to obtain additional funding from these or other sources when needed or to the extent needed, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient funds may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund our operations.

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
•

If regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs; and

•	The spending priorities and willingness of pharmaceutical companies to in-license drugs for further development and commercialization.

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

Marketable securities classified as short-term consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Marketable securities classified as long-term consisted primarily of our investments in ARS as of June 30, 2010.  We have sold all of our ARS as of March 31, 2011. See Note 3 — Marketable Securities in the accompanying Condensed Financial Statements for more information regarding our ARS.

Following is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	March 31,	June 30,
	2011	2010	$ Change

Cash and cash equivalents	$37,354	$32,846	$4,508
Marketable securities - short-term	37,954	78,664	(40,710)
Marketable securities - long-term	527	17,359	(16,832)
Total	$75,835	$128,869	$(53,034)

Cash Flow Activities

Following is a summary of our cash flows (dollars in thousands):

	Nine Months Ended March 31,
	2011	2010	$ Change

Cash flows provided by (used in):
Operating activities	$(52,817)	$(3,734)	$(49,083)
Investing activities	52,709	9,814	42,895
Financing activities	4,616	43,278	(38,662)
Total	$4,508	$49,358	$(44,850)

Net cash used in operating activities for the nine months ended March 31, 2011 increased $49 million over the same period in the prior year.  This was due to the $60 million up-front license fee from Amgen in December of 2009 that did not recur.  Partially offsetting this was a $27 million reduction in the net loss in the nine months ended March 31, 2011 compared to the same period in 2010 attributable to higher License and Milestone Revenue and decreased spending on Research and Development for Proprietary Programs.

Net cash provided by investing activities was $52.7 million and $9.8 million in the nine months ended March 31, 2011 and 2010, respectively. Prior to the fourth quarter of fiscal 2010, we were not purchasing additional marketable securities upon the maturity of securities we held, and as such, cash flows provided by investing activities was limited.

Net cash provided by financing activities was $4.6 million and $43.3 million in the nine months ended March 31, 2011 and 2010, respectively. The difference between the periods is attributable to the $39 million in net proceeds we received in the first quarter of fiscal 2010 under the Deerfield credit facilities.  During the nine months ended March 31, 2011 and 2010, we also received $4.4 million and $3.2 million, respectively, in net proceeds from sales of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co.

Obligations and Commitments

The following table shows our contractual obligations and commitments by maturity as of March 31, 2011 (dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$150	$14,850	$126,762	$-	$141,762
Interest on debt obligations (3) (4)	9,483	18,754	750	-	28,987
Operating lease commitments (2)	8,016	16,388	16,479	2,440	43,323
Purchase obligations (2)	15,058	1,905	8	-	16,971
Total	$32,707	$51,897	$143,999	$2,440	$231,043

(1)	Reflected in the accompanying Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.
(3)	Interest on the variable debt obligations under the Term Loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of March 31, 2011.
(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of March 31, 2011.

We are obligated under non-cancelable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of March 31, 2011 were five to 10 years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $12.3 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $3.0 million are for software related expenses. The remaining $1.7 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. Following the disposition of our remaining ARS in the quarter ended March 31, 2011, we no longer have liquidity risk associated with our ARS/marketable securities.  All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2011, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net loss positively or negatively by $758 thousand based on the current balance of $75.8 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of March 31, 2011, we had $141.8 million of debt outstanding, exclusive of the debt discount of $24 million. The term loan under our senior secured Term Loan with Comerica Bank of $15 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% on the Comerica debt as of March 31, 2011 would result in a change in our annual interest expense of $150 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $60 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of March 31, 2011 would result in a change in our annual interest expense of $1.2 million.

Historically and as of March 31, 2011, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended March 31, 2011 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of March 31, 2011, we had an accumulated deficit of $525.4 million. We had net losses of $11.5 million and $34.6 million for the three and nine months ended March 31, 2011, respectively.  We had net losses of $77.6 million, $127.8 million and $96.3 million, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. As a result, we may not be able to achieve or maintain profitability.

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

A relatively small number of collaborators account for a significant portion of our revenue. Amgen, Novartis, Celgene and Genentech accounted for 37%, 22%, 21% and 20%, respectively, of our total revenue for the first nine months of fiscal 2011; and 20%, 0%, 28% and 48%, for the first nine months of the prior year, respectively.  We expect that revenue from a limited number of collaborators, including Celgene, Genentech, Amgen and Novartis, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company.   We have built our clinical and discovery programs through spending $444.8 million from our inception through March 31, 2011. During the first nine months of fiscal 2011 we spent $44.2 million in research and development for proprietary programs.  In fiscal 2010, we spent $72.5 million in research and development for proprietary programs, compared to $89.6 million and $90.3 million for fiscal years 2009 and 2008, respectively.  Our proprietary drug discovery programs are in their early stage of development and are unproven.  Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs.  To date, we have entered into six out-licensing agreements for the development and commercialization of our drug candidates, and we plan to continue initiatives during fiscal 2011 to partner select clinical candidates to obtain additional capital. We may not be successful, however in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

•                  Our ability to create valuable proprietary drugs targeting large market opportunities;

•                  Research and spending priorities of potential licensing partners;

•                  Willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;

•                  The success or failure, and timing, of pre-clinical and clinical trials for our proprietary programs we intend to out-license; or

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

We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We used $52.8 million for our operating activities in the first nine months of fiscal 2011.  A portion of our cash flow is dedicated to the payment of interest under our existing senior secured Term Loan with Comerica Bank, and to the payment of principal and interest on our credit facilities with Deerfield.  In addition, the principal amounts outstanding under the senior secured Term Loan and the Deerfield Credit Facilities becomes due and payable in 2013 and 2014, respectively.  Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $3.29 and $2.70, respectively, for the third quarter of fiscal 2011; $3.58 and $2.98, respectively, for the second quarter of fiscal 2011; $3.44 and $2.67, respectively, during the first quarter of fiscal 2011; $4.45 and $1.72, respectively, during the fiscal 2010; $8.79 and $2.51, respectively, during fiscal 2009; and $12.91 and $4.66, respectively, in fiscal 2008. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our collaborators are conducting, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

Health care reform, including those based on recently enacted legislation and cost control initiatives by third-party payors could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, together the “Healthcare Reform Act.” These laws substantially change the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that will be expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, mandatory discounts on pharmaceuticals under federal health care programs, reimbursement changes and fraud and abuse enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could limit the prices that can be charged for drugs we develop or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies, increase our rebate liability and discount obligations and so may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates to each state Medicaid program for medicines reimbursed by Medicaid and to provide discounts for out-patient medicines purchased by certain safety net providers and “disproportionate share” hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. The rebates paid to state Medicaid programs are based on pricing data reported by manufacturers on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services, the federal agency which administers the Medicaid drug rebate program. These data include the average manufacturer price, or AMP, and in the case of innovator products, the best price for each drug. As a result of the enactment of the Healthcare Reform Act, rebates now also will be due on the utilization of Medicaid managed care organizations, effective March 23, 2010.

Pursuant to the Healthcare ReformAct, the amount of the Medicaid rebate for each unit of a drug has been increased. For innovator products, in general a drug marketed under a new drug application, or NDA, the minimum rebate has been increased from 15.1% to 23.1% of the AMP for that product, or if it is greater, the difference between the AMP and the best price for the drug. The Medicaid rebate for innovator products also includes an additional rebate amount if price increases for the drug exceed the rate of inflation since the product’s launch, and in the case of certain line extension products, the additional rebate can be tied to the price of the original version of the product. The Healthcare Reform Act also caps the total rebate amount for innovator drugs at 100% of the AMP for the drug. In addition, the Healthcare Reform Act and subsequent legislation enacted in August of 2010 change the definition of AMP. Regulations have not been adopted to implement any of the enacted statutory changes. There may be additional increases in rebates or other costs and charges from government agencies. Regulations continue to be issued and coverage expanded by various governmental agencies relating to these programs, increasing the cost and complexity of compliance.

Health reform also expanded the number of safety net providers and hospitals that receive discounted pricing on out-patient medicines. In some countries other than the U.S., reimbursement, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. We are unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 2nd day of May 2011.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)