Form 10-Q
period 2011-09-30
ARRAY BIOPHARMA INC
filed 2011-11-02
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Yes ☐ No ☒

As of October 31, 2011, the registrant had 58,406,841 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30,	June 30,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$72,367	$48,099
Marketable securities	4,855	15,986
Prepaid expenses and other current assets	4,845	6,477
Total current assets	82,067	70,562

Long-term assets
Marketable securities	484	623
Property and equipment, net	14,797	15,698
Other long-term assets	2,428	2,491
Total long-term assets	17,709	18,812
Total assets	$99,776	$89,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,521	$4,460
Accrued outsourcing costs	4,587	5,248
Accrued compensation and benefits	7,508	6,431
Other accrued expenses	6,358	2,312
Deferred rent	3,372	3,333
Deferred revenue	62,479	47,874
Current portion of long-term debt	4,350	150
Total current liabilities	93,175	69,808

Long-term liabilities
Deferred rent	14,100	14,968
Deferred revenue	37,069	39,306
Long-term debt, net	88,259	91,390
Derivative liabilities	526	540
Other long-term liabilities	484	4,220
Total long-term liabilities	140,438	150,424
Total liabilities	233,613	220,232

Commitments and contingencies

Stockholders’ deficit
Series A junior participating convertible preferred stock, $0.001 par value; 500,000 shares authorized, no shares issued or outstanding	-	-
Series B convertible preferred stock, $.001 par value; 10,135 shares authorized, issued and outstanding as of September 30, 2011 and June 30, 2011	30,000	30,000
Common stock, $0.001 par value; 120,000,000 shares authorized; 57,051,053 and 57,020,003 shares issued and outstanding, as of September 30, 2011 and June 30, 2011 respectively	57	57
Additional paid-in capital	347,458	346,853
Warrants	39,385	39,385
Accumulated other comprehesive income (loss)	(1)	3
Accumulated deficit	(550,736)	(547,156)
Total stockholders’ deficit	(133,837)	(130,858)
Total liabilities and stockholders’ deficit	$99,776	$89,374

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenue
License and milestone revenue	$18,462	$12,793
Collaboration revenue	3,669	5,720
Total revenue	22,131	18,513

Operating expenses
Cost of revenue	6,444	7,281
Research and development for proprietary programs	12,598	13,855
General and administrative	3,720	4,268
Total operating expenses	22,762	25,404

Loss from operations	(631)	(6,891)

Other income (expense)
Losses on auction rate securities	-	(67)
Interest income	6	220
Interest expense	(2,955)	(3,892)
Total other income (expenses), net	(2,949)	(3,739)

Net loss	$(3,580)	$(10,630)

Change in unrealized gains and losses on marketable securities	(4)	(567)

Comprehensive loss	$(3,584)	$(11,197)

Weighted average shares outstanding - basic and diluted	57,025	53,415

Net loss per share - basic and diluted	$(0.06)	$(0.20)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Deficit

(All Numbers in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income (Loss)	Deficit	Total

Balance as of June 30, 2011	10,135	$30,000	57,020	$57	$346,853	$39,385	$3	$(547,156)	$(130,858)

Issuance of common stock under stock option and employee stock purchase plans	-	-	31	-	53	-	-	-	53
Share-based compensation expense	-	-	-	-	567	-	-	-	567
Payment of offering costs	-	-	-	-	(15)	-	-	-	(15)
Change in unrealized gain on marketable securities							(4)	-	(4)
Net loss	-	-	-	-	-	-	-	(3,580)	(3,580)

Balance as of September 30, 2011	10,135	$30,000	57,051	$57	$347,458	$39,385	$(1)	$(550,736)	$(133,837)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Statements of Cash Flows

(Amounts in Thousands)

	Three Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(3,580)	$(10,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,334	1,490
Non-cash interest expense	1,145	1,517
Share-based compensation expense	567	1,098
Gains (losses) on auction rate securities	-	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,605	(1,576)
Accounts payable and other accrued expenses	4,107	(1,210)
Accrued outsourcing costs	(661)	(927)
Accrued compensation and benefits	1,157	1,345
Deferred rent	(829)	(791)
Deferred revenue	12,368	(12,020)
Other long-term liabilities	(3,597)	723
Net cash provided by (used in) operating activities	13,616	(20,914)

Cash flows from investing activities
Purchases of property and equipment	(433)	(368)
Purchases of marketable securities	(4,560)	(11,527)
Proceeds from sales and maturities of marketable securities	15,607	31,711
Net cash provided by investing activities	10,614	19,816

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the Employee Stock Purchase Plan	53	93
Proceeds from the issuance of common stock for cash	-	1,519
Payment of offering costs	(15)	(68)
Net cash provided by financing activities	38	1,544

Net increase (decrease) in cash and cash equivalents	24,268	446
Cash and cash equivalents as of beginning of period	48,099	32,846
Cash and cash equivalents as of end of period	$72,367	$33,292

Supplemental disclosure of cash flow information
Cash paid for interest	$1,811	$2,349

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Organization

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

Basis of Presentation

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification guidelines, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to requirements for interim reporting. The June 30, 2011 Condensed Balance Sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2011 and 2010, and our results of operations and our cash flows for the quarters ended September 30, 2011 and 2010. Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

These unaudited Condensed Financial Statements should be read in conjunction with our audited Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 12, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although management bases these estimates on historical data and other assumptions believed to be reasonable under the circumstances, actual results could differ significantly from these estimates under different assumptions or conditions.

We believe the accounting estimates having the most significant impact on the financial statements relate to (i) estimating the stand-alone value of deliverables under collaborations involving multiple deliverables and (ii) estimating the periods over which upfront and milestone payments from collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) estimating the fair value of our long-term debt that has associated warrants and embedded derivatives, and the separate estimated fair value of those warrants and embedded derivatives.

Liquidity

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2011, we had an accumulated deficit of $550.7 million. We had net losses of $3.6 million for the quarter ended September 30, 2011, and $56.3 million, $77.6 million and $127.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

We have historically funded our operations from upfront fees, license and milestone revenue received under collaborations and out-licensing transactions; from the issuance and sale of equity securities; and through debt provided by our credit facilities. Since October 1, 2009, we have received approximately $161 million, including the following payments under our collaborations:

•                   In December 2009, we received a $60 million upfront payment from Amgen Inc. under a Collaboration and License Agreement.

•                   In May and June 2010, we received a total of $45 million in upfront and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•                   In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

•                   In May 2011, we received $10 million in a milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.

•                   In September 2011, we received $28 million in an upfront payment from Genentech under a License Agreement.

The recognition of revenue under these agreements is discussed further below in Note 4 – Deferred Revenue. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming. Prior to the reduction in force we implemented in June 2011, we were using approximately $20 million per quarter to fund our operations. Although we are realizing savings from the reduction in force, these savings may be partially offset in the future by increased development costs as our wholly-owned programs progress into Phase 2 and Phase 3 clinical trials. We may be forced to reduce or eliminate such increased spending on development however, if sufficient funds are not available when needed.

Management believes that the cash, cash equivalents and marketable securities held by Array as of September 30, 2011 will enable us to continue to fund operations in the normal course of business for at least the next 12 months.  We anticipate receiving additional funding from milestone payments from existing collaborations and plan to continue to satisfy all or a portion of the interest payment obligations under the credit facilities with Deerfield Private Design Fund, L.P. and Deerfield Private Design International Fund, L.P. (collectively referred to as Deerfield) with the proceeds from sales of our common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 7 – Equity Distribution Agreement or through the issuance of shares of our common stock to Deerfield in accordance with the Facility Agreements with Deerfield. We may also fund our operations through the sale of debt or equity securities which would result in dilution to existing shareholders.

We also intend to continue to seek to license select programs and potentially receive upfront payments for those programs for use in funding our operations. There can be no assurance, however, that we will successfully consummate new collaborations that provide for additional upfront fees. Furthermore, sufficient funds may not be available to us when needed from existing collaborations or from the proceeds of debt or equity financings.

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund  operations. These events could prevent us from successfully executing on our operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods. Further, as discussed in Note 5 - Long-term Debt, $96.8 million of our debt outstanding with Deerfield becomes due and payable if cash, cash equivalents and marketable securities falls below $20 million at the end of a fiscal quarter.

Fair Value Measurements

Our financial instruments are recognized and disclosed at fair value in our financial statements and primarily consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. Array uses different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received or paid to sell the financial instruments in an orderly transaction between market participants at the measurement date. Array uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•                  Level I:   Quoted prices in active markets for identical assets and liabilities.

•                  Level II:  Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level III: Unobservable inputs.

Array discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which included our auction rate securities (or ARS), which we previously owned, and warrants we issued to Deerfield in connection with our long-term debt and the embedded derivatives associated with our long-term debt with Deerfield. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair values. Accordingly, the fair value estimates reflected or disclosed may not be indicative of the amount that Array or holders of the instruments could realize in a current market exchange.

Array periodically reviews the realizability of each investment when impairment indicators exist with respect to the investment. If other-than-temporary impairment of the value of an investment is deemed to exist, the cost basis of the investment is written down to the then estimated fair value.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. These may consist of money market funds, taxable commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality.

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

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they remain available-for-sale based on our then current intent and ability to sell the security if we need to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss.  Realized gains and losses on ARS we previously owned, along with declines in value judged to be other-than-temporary are reported in “Losses on auction rate securities” in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.

We sold our remaining ARS during the quarter ended March 31, 2011.  Prior to their disposition, we determined the carrying value of the ARS under the fair value hierarchy using Level III, or unobservable inputs, as there was no active market for the securities. The most significant unobservable inputs used in this method were estimates of the amount of time until a liquidity event would occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS as part of our overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the quarter ended December 31, 2010.

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

Array depreciates leasehold improvements associated with operating leases on a straight-line basis over the shorter of the expected useful life of the improvements or the remaining lease term.

The carrying value for property and equipment is reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount.

Equity Investment

Array has entered into one collaboration and license agreement and may, in the future, enter into additional agreements, in which we received an equity interest as consideration for all or a portion of upfront, license or other fees under the terms of the agreement. We report the value of equity securities received from non-publicly traded companies in which we do not exercise a significant controlling interest at cost as Other Long-term Assets in the accompanying Condensed Balance Sheet. We monitor this investment for impairment at least annually and make appropriate reductions in the carrying value if it is determined that impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Deferred Revenue

We record amounts received but not earned under our collaboration agreements as Deferred Revenue, which are then classified as either current or long-term in the accompanying Condensed Balance Sheets based on the period during which they are expected to be recognized as revenue.  See Note 4 - Deferred Revenue for more information.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification of the debt, or as an extinguishment and issuance of new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These may include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

We currently have two embedded derivatives related to our long-term debt with Deerfield. One of the embedded derivatives is a variable interest rate structure that constitutes a liquidity linked variable spread feature. The other relates to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in our control that constitutes a significant transaction contingent put option. Such event would occur if the acquirer did not meet certain financial conditions, based on size and credit worthiness. Collectively, they are referred to as the “Embedded Derivatives.” Under the fair value hierarchy, we measure the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them, and calculate fair value using a combination of a discounted cash flow analysis and the Black-Derman Toy interest rate model.

The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. Because the interest rate may vary based on changes in our cash position during the term of the loan, we estimate the effective interest rate over the term of the credit facilities based on our cash flow forecasts, which include our expectations of future cash inflows from upfront fees, milestone payments and issuances of equity. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we have engaged a third party valuation firm to perform the valuation as part of our overall fair value analysis.

The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values. For example, the value of the embedded derivative relating to the variable interest rate feature as of September 30, 2011 of $526 thousand is based on the assumption that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of two months out of the remaining 57 months of the facility. If conditions and the resulting assumptions were to change such that it was assumed that the total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a total of 30 months out of the remaining 57 months of the facility, the average effective interest rate would increase to 8.0%. This change would cause the Embedded Derivative value to increase by $1.1 million and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss. Further, if conditions and the resulting assumptions were to change such that it was assumed that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a total of the same 30 months and also fall further to between $30 and $40 million as of the end of a total of seven additional months, the effective interest rate would increase to 8.5%. This change would cause the embedded derivative value to increase by $2.3 million from the current level and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss.

The fair value of the Embedded Derivatives is recorded as a component of Other Long-term Liabilities in the accompanying Condensed Balance Sheets. Changes in the value of the Embedded Derivatives is adjusted quarterly and recorded to Other Long-term Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants that we have issued in connection with our long-term debt arrangements have been classified as equity. We value the warrants at issuance based on a Black-Scholes option-pricing model and then allocate a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants are recorded in Stockholders’ Equity with the offset to Debt Discount. The Debt Discount is being amortized from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Transaction fees paid in connection with our long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and are amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Income Taxes

We account for income taxes using the asset and liability method. We recognize the amount of income taxes payable or refundable for the year as well as deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities and, using enacted tax rates in effect, reflect the expected effect these differences would have on taxable income. Valuation allowances are recorded to reduce the amount of deferred tax assets when management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized. Such allowances are based upon available objective evidence, the expected reversal of temporary differences and projections of future taxable income.

Operating Leases

We have negotiated certain landlord/tenant incentives and rent holidays and escalations in the base price of rent payments under our operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that we will exercise such options. We recognize rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the initial lease term. We have also entered into two sale-lease back transactions for our facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord is recorded as an increase to Deferred Rent in the accompanying Condensed Balance Sheets and amortized on a straight-line basis over the lease term. Deferred Rent balances are classified as short-term or long-term in the accompanying Condensed Balance Sheets based upon the period during which the reversal of the liability is expected to occur.

Share-Based Compensation

We use the fair value method of accounting for share-based compensation arrangements, which requires that compensation expense be recognized based on the grant date fair value of the arrangement. Share-based compensation arrangements include stock options granted under our Amended and Restated Stock Option and Incentive Plan and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (“ESPP”).

The estimated grant date fair value of stock options is based on a Black-Scholes option-pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for forfeitures, which are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is measured based on a Black-Scholes option-pricing model and incorporates the estimated fair value of the common stock during each offering period as well as the purchase discount.

Revenue Recognition

Most of our revenue is from our collaborators for upfront or license fees and milestone payments, as well as research funding derived from discovering and developing drug candidates. Our agreements with collaboration partners  may include non-refundable license and upfront fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals, and future royalties on sales of products that result from the collaboration, and may also include fees based on annual rates for full-time-equivalent employees (“FTEs”) working on a program. A small portion of our revenue comes from the sale of compounds on a per-compound basis.  We combine License and Milestone Revenue, which consists of upfront fees and ongoing milestone payments from collaborators that we recognize during the applicable period. We report FTE fees for discovery and the development of proprietary drug candidates that we out-license as Collaboration Revenue.

We recognize revenue when (a) persuasive evidence of an arrangement exists, (b) we deliver products or render services, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

We follow ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” which provides guidance on the accounting for arrangements involving the delivery of multiple revenue elements when delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and for any multiple-element arrangements that were entered into prior to July 1, 2010 but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past collaboration arrangements.

Our collaboration agreements may include multiple elements including upfront license fees, research and development services, milestone payments, and drug product manufacturing.  For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they have stand-alone value and we allocate revenue to the elements based on their relative selling prices. We treat deliverables in an arrangement that do not meet this separation criteria as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.  As of September 30, 2011, we had one agreement entered into during the quarter with multiple-elements and we have had no material modifications to arrangements that were entered into prior to July 1, 2010.

We recognize revenue from non-refundable upfront payments and license fees on a straight-line basis over the term of performance under the agreement, which for agreements prior to July 1, 2010 is generally the estimated research or development term.  For agreements after this date, the performance period for up front license fees may be shorter, because it usually takes up to six months between the execution date and the completion of the inseparable technology transfer. This is the period of performance for that particular deliverable. We defer the upfront development payments and record them as Deferred Revenue upon receipt, pending recognition. These are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period over which revenue is expected to be recognized.

When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligation that has elapsed, to the total estimated research and/or development effort. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable upfront payments and license fees and milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods.  We could accelerate revenue recognition for non-refundable license fees and upfront payments and milestone payments in the event of early termination of programs.  Alternatively, we could decelerate such revenue recognition if programs are extended. As such, while changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed.

Cost of Revenue and Research and Development Expenses for Proprietary Programs

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development Expenses for Proprietary Programs based upon the respective time spent by our scientists on development conducted for our collaborators and for our internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials that we conduct for our collaborators, including co-development arrangements. Research and Development Expenses for Proprietary Programs consists of direct and indirect costs for our specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants issued related to our long-term debt. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. As a result of our net losses for all periods presented, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

Comprehensive Loss

Our comprehensive loss consists of our net losses and adjustments to unrealized gains and losses on investments in available-for-sale marketable securities. We had no other sources of comprehensive loss for the periods presented.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This amendment of the Codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for Array for fiscal years and interim periods within those years, beginning after December 15, 2011.

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of Array are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of our equipment, leasehold improvements and other fixed assets is within the U.S.

Geographic Information

All of our collaboration agreements are denominated in U.S. dollars. The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010

North America	$18,531	$15,680
Europe	3,596	2,829
Asia Pacific	4	4
	$22,131	$18,513

Significant Collaborators

The following is a schedule identifying collaborators who contributed greater than 10% of total revenue during the periods set forth below.

	Three Months Ended
	September 30,
	2011	2010

Genentech, Inc.	48.3%	23.1%
Amgen Inc.	27.0%	39.1%
Novartis International Pharmaceutical Ltd.	15.5%	15.2%
Celgene	8.2%	22.3%
Other	1.0%	0.3%
	100.0%	100.0%

The loss of one or more of our significant collaborators could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our collaborators, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2011.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2011 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$4,551	$-	$(1)	$4,550
Mutual fund securities	305	-	-	305
Sub-total	4,856	-	(1)	4,855

Long-term available-for-sale securities:
Mutual fund securities	484	-	-	484
Sub-total	484	-	-	484

Total	$5,340	$-	$(1)	$5,339

Marketable securities consisted of the following as of June 30, 2011 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$15,598	$3		$15,601
Mutual fund securities	385			385
Sub-total	15,983	3	-	15,986

Long-term available-for-sale securities:
Mutual fund securities	623			623
Sub-total	623	-	-	623

Total	$16,606	$3	$-	$16,609

The estimated fair values of these marketable securities were classified into the following fair value measurement categories (dollars in thousands):

	September 30,	June 30,
	2011	2011

Quoted prices in active markets for
identical assets (Level 1)	$5,339	$16,609
Observable inputs other than quoted
prices in active markets (Level 2)	-	-
Significant unobservable inputs (Level 3)	-	-
	$5,339	$16,609

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2011 was as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$4,856	$4,855
Due in one year to three years	484	484
	$5,340	$5,339

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	September 30,	June 30,
	2011	2011

Amgen, Inc.	$25,749	$30,674
Novartis International Pharmaceutical Ltd	35,100	38,537
Celgene Corporation	13,920	15,741
Genentech, Inc.	24,779	2,228
Total deferred revenue	99,548	87,180
Less: Current portion	(62,479)	(47,874)
Deferred revenue, long term	$37,069	$39,306

Amgen Inc.

In December 2009, Array granted Amgen the exclusive worldwide right to develop and commercialize our small molecule glucokinase activator, AMG 151/ARRY-403. Under the Collaboration and License Agreement, we are responsible for completing Phase 1 clinical trials on AMG 151. We will also conduct further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provides us with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid us an upfront fee of $60 million. Amgen will also pay us for research on second generation compounds based on the number of full-time-equivalent scientists working on the discovery program.

Array is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. We will also receive royalties on sales of any approved drugs developed under the agreement.

We estimate that our obligations under the agreement will continue until December 31, 2012 and, therefore, are recognizing the upfront fee on a straight-line basis from the date the agreement was signed on December 13, 2009 over that three-year period in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $4.9 million of revenue under the agreement for each quarter ended September 30, 2011 and 2010.

We record revenue for research performed by our scientists working on the discovery program in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $1.1 million of revenue under the agreement for each the quarters ended September 30, 2011 and 2010.

We are reimbursed for certain development activities, which is recorded in Collaboration Revenue and Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss.   We recognized $1.2 million in both Collaboration Revenue and Cost of Sales for the three months ended September 30, 2010 for reimbursable costs. There were no such costs for the quarter ended September 30, 2011.

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

Novartis International Pharmaceutical Ltd.

Array and Novartis International Pharmaceutical Ltd. entered into a License Agreement in April 2010 granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the agreement, we are responsible for completing the on-going Phase 1b expansion trial of MEK162 in patients with KRAS or BRAF mutant colorectal cancer and for the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million, comprising an upfront and milestone payment, in the fourth quarter of fiscal 2010.  In March 2011, we earned a $10 million payment which was received in the fourth quarter of fiscal 2011.  We are also entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, so long as we continue to co-develop products under the program, the royalties on U.S. sales are at a significantly higher level than sales outside the U.S. as described below.

Array estimates that the obligations under the agreement will continue until April 2014 and, therefore, is recognizing the upfront fee and milestone payments on a straight-line basis from the date the agreement was signed in April 2010 over that four-year period. These amounts are recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

We recognized $2.5 million in revenue related to the upfront payment during both first three months of fiscal years 2012 and 2011, respectively. We recognized $938 thousand and $313 thousand in revenue related to the milestone payments during the first quarter of fiscal years 2012 and 2011, respectively.

The Novartis agreement also contains co-development rights whereby we can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis will reimburse us for 100% of our development costs. Beginning in year three, we will begin paying our percentage share of the combined development costs since inception of the program, up to a maximum amount with annual caps, unless we opt out of paying our percentage share of these costs. If we opt out of paying our share of combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. In this event, we would no longer have the right to develop or detail such product.

We record a receivable in the accompanying Condensed Balance Sheets for the amounts due from Novartis for the reimbursement of our development costs. We accrue our percentage share of the combined development costs in the accompanying Condensed Balance Sheets as an Other Long-term Liability, on the basis of our intention to begin paying such amounts to Novartis beginning in year three of the co-development period.

We incurred reimbursable development costs of $630 thousand and $2.1 million during the first quarter of fiscal years 2012 and 2011, respectively. Our share of the combined development costs for the first quarter of fiscal years 2012 and 2011 was $1.0 million and $723 thousand, respectively, which was recorded in Cost of Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. Additionally, we had recorded a corresponding payable of $4.6 million in Other Accrued Expenses as of September 30, 2011 and $3.6 million in Other Long-Term Liabilities as of June 30, 2011 in the accompanying Condensed Balance Sheets. The whole balance is due and payable in the first quarter of fiscal year 2013.  In addition, we have a related receivable of $630 thousand and $1.0 million in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets as of September 30, 2011 and June 30, 2011, respectively.

The agreement will be in effect on a product-by-product and county-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the agreement in the event of an uncured material breach of a material obligation under the agreement by the other party upon 90 days prior notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days prior notice. Array and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by us under the agreement: negligence, willful misconduct or breach of covenants, warranties or representations made by us under the agreement.

Celgene Corporation

In September 2007, Array entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an upfront payment of $40 million to us in part to provide research funding for activities we conducted. We are responsible for all discovery development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to these two drugs, except for limited co-promotional rights in the U.S. Array retains all rights to the programs for which Celgene does not exercise its option.

In June 2009, the agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid us $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. The option term of this target will expire on or before June 2016, and the option term for the other targets will expire on the earlier of completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014. In September 2009, Celgene notified Array that it was waiving its rights to one of the discovery targets under the collaboration, leaving Celgene the option to select two of the remaining three targets.

Array is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. In November 2010, we earned and subsequently received a $10 million milestone payment upon securing an Investigational New Drug application for one of the programs. We are also entitled to receive royalties on net sales of any drugs.

Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly were recognizing as revenue the upfront fees received from the date of receipt through September 2014. Effective October 1, 2010, we estimated that the discovery efforts under the agreement would conclude by March 2012. Therefore, the unamortized balance as of September 30, 2010 was being amortized on a straight-line basis over a longer period.

We subsequently estimated our development obligations related to the program for which we earned the $10 million Phase 1 milestone payment in November 2010 would continue through May 2013. Therefore, as of June 30, 2011 we were recognizing this milestone payment on a straight-line basis from the date it was earned in November 2010 through May 2013.

During the most recent quarter ended September 30, 2011, we again evaluated the remaining period for our discovery obligations under the agreement.  We determined that our obligations are likely to extend through February 2013 and have adjusted the revenue recognition period accordingly.  We expect to recognize the remaining unamortized balance throughout this period on a straight-line basis during periods when costs are incurred.

We recognized $1.8 million and $4.1 million in revenue related to the upfront and milestone payments during the first quarter of fiscal years 2012 and 2011, respectively.

As discussed above, we granted Celgene Corporation an option to select up to two of four programs developed under its collaboration agreement and initially concluded that Celgene was likely to continue funding with respect to two of the four programs by paying the Phase 1 milestone. Accordingly, upon execution of the agreement, we began reporting costs associated with the Celgene collaboration as 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Programs. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene was likely to continue funding one of the remaining three programs and pay the Phase 1 milestone. Accordingly, beginning October 1, 2009, we began reporting costs associated with the Celgene collaboration as 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Programs. In the second quarter of fiscal 2011, we concluded that Celgene is likely to continue funding two of the remaining three programs by paying the Phase 1 milestone. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development Expenses for Proprietary Programs.

Celgene can terminate any drug development program for which it has not exercised an option at any time, provided that it gives us prior notice. In this event, all rights to the program remain with Array and we would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could have achieved had Celgene continued development of the program. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised an option, upon six months’ written notice to Array. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

Genentech, Inc.

Besides our existing agreements with Genentech, we entered into an additional oncology partnership for the development of each company’s small-molecule Checkpoint kinase 1 (Chk-1) program in August 2011.  The partnered drugs include Genentech’s compound GDC-0425 and Array’s compound ARRY-575.  Under the terms of the agreement, Genentech acquired a license to Array’s compound ARRY-575 and is responsible for all research, clinical development and commercialization activities of the partnered drugs. Array is required to prepare specified clinical materials for ARRY-575 for delivery to Genentech, and if we fail to certify that we have done so by the date specified in the agreement, Array will owe a payment to Genentech.

We received an upfront payment of $28 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $685 million based on the achievement of clinical and commercial milestones under the agreement.  We will also receive up to a double-digit royalty on sales of any drugs resulting from the partnership.

Pursuant to the accounting guidance for revenue recognition for multiple element arrangements, we have determined that Array is subject to two non-contingent deliverables related to the agreement that meet the separation criteria and are therefore treated as separate units of accounting.  The two deliverables are (1) the transfer of the license and related technology with ongoing regulatory services to assist in filing the Investigational New Drug (IND) application and providing supporting data, and (2) the delivery of specified clinical materials for ARRY-575 for use in future clinical trials.

This agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control (CMC) activities for additional drug product or improved processes.  This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the $28 million upfront payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

We estimate that our obligations related to all of the non-contingent deliverables will be completed by January 2012. The agreement provides for no general right of return for any of the non-contingent deliverables.  Consequently, the amount of revenue to be allocated to each deliverable is determined using the relative selling price method under which revenue is allocated to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables.  The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable.

The determination of the stand-alone value for each non-contingent deliverable requires the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and assist in filing the IND.  Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that lead to the final terms of the agreement, publically available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners.

We recognized $8.3 million in license and milestone revenue and $2.4 in collaboration revenue related to the partnership with Genentech during the first quarter of fiscal 2012.  As of September 30, 2011, deferred revenue related to this partnership consisted of $16.7 million and $5.5 million of current and long-term deferred revenue, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	September 30,	June 30,
	2011	2011

Credit Facilities	$96,762	$96,762
Term Loan	14,850	14,850
Long-term debt	111,612	111,612
Less: Unamortized discount on the Credit Facilities	(19,003)	(20,072)
Long-term debt, net	92,609	91,540
Less: Current portion of long-term debt	(4,350)	(150)
	$88,259	$91,390

Deerfield Credit Facilities

Overview

Array has two outstanding credit facilities with Deerfield. Under the Facility Agreement entered into in April 2008, we borrowed a total of $80 million (the “2008 Loan”), which was funded in two $40 million payments in June 2008 and December 2008. Terms of the 2008 Loan, including the interest rate and minimum cash and cash equivalent balances we must maintain, were amended in May 2009 when we entered into a new Facility Agreement with Deerfield. We borrowed an additional $40 million under this Facility Agreement on July 31, 2009 (the “2009 Loan”).

In May 2011, we entered into a Securities Purchase Agreement with Deerfield whereby we issued and sold to Deerfield 10,135 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $30 million, which was satisfied through a reduction of $30 million in principal under the credit facilities that otherwise would have been repaid by April, 2014. See Note 12 – Shareholders’ Equity for further details on the terms of the Series B Preferred Stock.

The terms of both credit facilities were also amended pursuant to a letter agreement (the “May 2011 Modification”) in connection with entering into the Securities Purchase Agreement in May 2011.  The May 2011 Modification (i) extended the final payment date from April 2014 to June 30, 2016 for $20 million in principal and accrued interest, and to June 30, 2015 for the remaining principal and accrued interest, (ii) reduced the minimum Cash and Cash Equivalent and Marketable Securities balance we must maintain to avoid an increase in the interest rate, (iii) increased the amount of outstanding debt that is subject to prepayment out of a percentage of our new collaboration and licensing transactions, as discussed below, (iv) reduced the market capitalization qualification criteria for a potential acquirer in a change of control transaction from $7 billion to $3.5 billion which reduced Deerfield’s right to accelerate the loan in a potential acquisition situation; and (v) increased the maximum number of shares of our Common Stock that we may issue to satisfy payment of the debt to 11,404,000 shares. Further, we extended the term of all of the warrants to purchase Common Stock previously issued to Deerfield under the credit facilities to June 30, 2016. See the discussion in this Note under the caption “Deerfield Credit Facilities – Warrants” below.

We accounted for the amendments to the 2008 Loan in May 2009 and to both credit facilities in May 2011 as modifications rather than extinguishments of the applicable credit facilities.

Terms of the Credit Facilities

As of both September 30, 2011 and June 30, 2011, we had $96.8 million, in principal outstanding under the Deerfield credit facilities, which includes approximately $6.8 million of accrued interest under the 2008 Loan that was converted to principal when the 2009 Loan was entered into. Interest and principal may be repaid at our option at any time with cash or shares of our Common Stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. We are also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts we receive under new licensing, partnering and other similar arrangements up to the full value of the principal and accrued interest outstanding.  We received a $28 million upfront payment from a qualifying new collaboration with Genentech in September 2011. On October 6, 2011, 15% of the upfront payment, or $4.2 million was paid to Deerfield and applied against the principal balance.

Prior to the disbursement of the 2009 Loan, simple interest of 2% annually was paid quarterly and compound interest accrued at an additional 6.5% annually on the 2008 Loan. Upon disbursement of the 2009 Loan, compound interest stopped accruing and interest became payable monthly at a rate of 7.5% per annum, subject to adjustments based on our total Cash and Cash Equivalents and Marketable Securities balance as outlined below:

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

If our total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter falls below $20 million, all amounts outstanding under the credit facilities become immediately due and payable.

The credit facilities are secured by a second priority security interest in our assets, including accounts receivable, equipment, inventory, investment property and general intangible assets, excluding copyrights, patents, trademarks, service marks and certain related intangible assets. This security interest and our obligations under the credit facilities are subordinate to our obligations to Comerica Bank and to Comerica’s security interest under the Loan and Security Agreement between Array and Comerica Bank dated June 28, 2005, as amended, which is discussed below under the caption “Term Loan and Equipment Line of Credit.”

The Facility Agreements contain representations, warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Facility Agreements restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Facility Agreements also contain events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

Debt Issuance Costs

Array paid Deerfield transaction fees of $1.0 million on each of the two disbursements under the 2008 Loan, and of $500 thousand on July 10, 2009 and $500 thousand when the funds were drawn under the 2009 Loan. The transaction fees are included in Other Long-term Assets in the accompanying Condensed Balance Sheets and are amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss over the respective terms of each of the credit facilities in effect at the time.

There were no transaction fees paid to Deerfield for the May 2011 Modification. However, due to the prepayment of $30 million of principal, we charged off a proportional amount of the unamortized debt issuance costs totaling $426 thousand to Loss on Prepayment of Debt, Net in the fourth quarter of fiscal 2011. The remaining unamortized debt issuance costs continue to be amortized as noted above and $63 thousand of issuance costs was expensed in the quarter ended September 30, 2011.

Other costs in connection with these transactions were not significant and were expensed as incurred.

Embedded Derivatives

The credit facilities contain two embedded derivatives: (1) the variable interest rate structure described above and (2) Deerfield’s right to accelerate the loan upon certain changes of control of Array or an event of default, which is considered a significant transaction contingent put option. As discussed in Note 1 – Overview and Basis of Presentation under the caption Long-term Debt and Embedded Derivatives, these derivatives are valued and reported in Other Long-Term Liabilities in our financial statements and are collectively referred to as the “Embedded Derivatives.” Under the fair value hierarchy, Array measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them.

To estimate the fair value of the variable interest rate feature, we make assumptions as to the interest rates that may be in effect during the term, which in turn depends on our Cash and Cash Equivalent and Marketable Securities balance as noted above. Therefore, we must project our monthly cash balances over the term of the Credit Facilities.

To estimate the fair value of the contingent put right, we estimate the probability of a change in control of Array that would trigger Deerfield’s acceleration rights as specified in the Facility Agreements, including a change in control in which the acquirer does not meet certain financial conditions, based on size and credit worthiness. Our evaluation of this probability is based on our expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the credit facilities and other factors, all of which are inherently uncertain and difficult to predict.

The May 2011 Modification reduced the size of the acquirer that would trigger this provision and reduced the thresholds at which the higher interest rates take effect, which affected our estimated fair value of the Embedded Derivatives. The change in value of the two Embedded Derivatives as a result of the modification was $64 thousand and was recorded during the fourth quarter of fiscal 2011.

The forecasts used by management in determining the estimated fair value of the Embedded Derivatives are inherently subjective and may not reflect actual results, although management believes the assumptions upon which they are based are reasonable.  Management will continue to assess the assumptions used in the determination of the fair value of the Embedded Derivatives, and future changes affecting these assumptions could materially affect their estimated fair value, with a corresponding impact on our reported results of operations. For example, if our projected cash balance decreased to between

$40 million and $50 million for approximately 30 months over the remaining life of the loan, compared to the two months as assumed at September 30, 2011 in our projected cash balances, then the value of the Embedded Derivatives as of September 30, 2011 would have increased by approximately $1.1 million.

Fair Value of the Debt

Array estimates the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the Embedded Derivatives. The fair value of the debt was determined to be $71.4 million and $72.6 million at September 30, 2011 and June 30, 2011, respectively.

Warrants Issued to Deerfield

In consideration for providing the 2008 Loan, we issued warrants to Deerfield to purchase 6,000,000 shares of Common Stock at an exercise price of $7.54 per share (the “Prior Warrants”). Pursuant to the terms of the Facility Agreement for the 2009 Loan, the Prior Warrants were terminated and we issued new warrants to Deerfield to purchase 6,000,000 shares of Common Stock at an exercise price of $3.65 (the “Exchange Warrants”). We also issued Deerfield warrants to purchase an aggregate of 6,000,000 shares of our Common Stock at an exercise price of $4.19 (the “New Warrants” and collectively with the Exchange Warrants, the “Warrants”) when the funds were disbursed on July 31, 2009. The Exchange Warrants contain substantially the same terms as the Prior Warrants, except they have a lower per share exercise price. The Warrants were exercisable commencing January 31, 2010, and expire on April 29, 2014, which was extended to June 30, 2016 in connection with the May 2011 Modification.

We allocated the loan proceeds between the debt and the Warrants based upon their relative estimated fair values. The fair values of the Warrants was determined using a Black-Scholes option-pricing model and is recorded in Stockholders’ Equity with the offset to Debt Discount in the accompanying Condensed Balance Sheets, as discussed below.

When the Exchange Warrants were issued and when the term of the Warrants was extended in connection with the May 2011 Modification, we recorded incremental value in the Warrants to Debt Discount.  We calculated the incremental value of the Exchange Warrants as the difference between the value of the Exchange Warrants at the new exercise price ($3.65) and the value of the Prior Warrants at the prior exercise price ($7.54) using a Black-Scholes option-pricing model. We calculated the incremental value of the May 2011 Modification’s new Warrant term as the difference in the fair value of the Warrants as of the date of the modification with the new term (June 30, 2016) and the value of the Warrants with the old term (April 29, 2014) using a Black-Scholes option-pricing model.

A summary of the estimated fair value of the Warrants and the loan proceeds allocated to the debt follows as of the date of each transaction (dollars in thousands):

	Proceeds	Warrant Value
2008 Loan	$80,000	$20,589
2009 Loan	40,000	12,426
Exchange Warrants	N/A	3,280
May 2011 Modifications	N/A	3,090
		$39,385

Debt Discount

The estimated values of the Warrants and of the Embedded Derivatives discussed above were recorded to Debt Discount in the accompanying Condensed Balance Sheets. The Debt Discount attributable to the Warrants and the Embedded Derivatives is amortized from the respective draw dates of the applicable credit facility to the end of the term of the credit facilities, in effect at the time, using the effective interest method.  We recorded the amortized portion to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

With the May 2011 Modification and the prepayment of $30 million of principal, we wrote off a proportional amount of the unamortized Debt Discount totaling $5.8 million to Loss on Prepayment of Debt, Net in the fourth quarter of fiscal 2011. The remaining unamortized discount is being amortized as described above, and $1.1 million was expensed for the quarter ended September 30, 2011.

Summary of Interest Expense

Interest expense for the Deerfield credit facilities follows (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010

Interest paid	$1,688	$2,250
Amortization of the transaction fees	63	143
Amortization of the debt discounts	1,069	1,637
Change in value of the Embedded Derivatives	(15)	(290)
Total interest expense on the Deerfield Credit Facility	$2,805	$3,740

Term Loan and Equipment Line of Credit

Array entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank dated June 28, 2005, which has been subsequently amended. The Loan and Security Agreement provides for a term loan, equipment advances and a revolving line of credit, all of which are secured by a first priority security interest in our assets, other than our intellectual property.

The full $10 million term loan was advanced to us on June 30, 2005. We received the total $5 million of equipment advances by June 30, 2007.

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

On March 31, 2010, the term and interest rate structure of the Loan and Security Agreement were further amended. The term loan and equipment advances were also combined into one instrument referred to as the term loan. The maturity date was extended three years from October 26, 2010 to October 26, 2013. Effective April 1, 2010, the outstanding balances under the term loan and the equipment advances bear interest on a monthly basis at the Prime Rate, as quoted by Comerica Bank, but will not be less than the sum of Comerica Bank’s daily adjusting LIBOR rate plus an incremental contractually predetermined rate. This rate is variable, ranging from the Prime Rate to the Prime Rate plus 4%, based on the total dollar amount we have invested at Comerica and in what investment option those funds are invested.

In addition, revolving lines of credit of $6.8 million have been established to support standby letters of credit in relation to our facilities leases. These standby letters of credit expire on January 31, 2014 and August 31, 2016.

As of September 30, 2011, the term loan had an interest rate of 3.25% per annum. We recognized $123 thousand and $125 thousand of interest expense for the quarters ended September 30, 2011 and 2010, respectively.

The following table outlines the level of Cash, Cash Equivalents and Marketable Securities, which we must hold in accounts at Comerica Bank per the Loan and Security Agreement based on our total Cash, Cash Equivalent and Marketable Securities, which was modified as part of the March 31, 2010 amendment.

Total Cash, Cash Equivalents and Marketable Securities	Cash on Hand at Comerica

Greater than $40 million	$-
Between $25 million and $40 million	$10,000,000
Less than $25 million	$22,000,000

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement restricts our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

The estimated fair value of the Loan and Security Agreement was determined using a discounted cash flow model and was calculated at $14.9 million as of September 30, 2011 and June 30, 2011.

Commitment Schedule

Array is required to make principal payments under the Credit Facilities and the Term Loan as follows (dollars in thousands):

For the twelve months ended September 30,
2012	$4,350
2013	150
2014	14,550
2015	72,562
2016	20,000
$111,612

NOTE 6 – SHARE BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date.  Share-based compensation arrangements include stock option grants under the Option Plan and purchases of common stock at a discount under the ESPP.  The fair value of all stock options granted by Array is estimated on the date of grant using the Black-Scholes option-pricing model. We recognize share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 12 - Employee Compensation Plans to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011 for more information about the assumptions we used under this valuation methodology.   During the quarter ended September 30, 2011 and 2010, we made no material changes to these assumptions.

During the quarter ended September 30, 2011 and 2010, we issued new stock options to purchase a total of 151 thousand shares and 55 thousand shares of common stock, respectively. We recognized compensation expense for stock options of $543 thousand and $908 thousand for the quarter ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $3.1 million of unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under our equity plans, which we expect to recognize over a weighted-average period of 2.4 years.

The fair value of common stock purchased under the ESPP is based on the estimated fair value of the common stock during the offering period and the percentage of the purchase discount.  During the quarter ended September 30, 2011 and 2010, we recognized compensation expense for our ESPP of $24 thousand and $190 thousand, respectively.

NOTE 7 – EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, we entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which we may sell from time to time, up to an aggregate of $25 million in shares of our common stock, through the Agent that have been registered on a registration statement on Form S-3 (File No. 333-15801). Sales of the shares made pursuant to the Equity Distribution Agreement are made on the NASDAQ Stock Market by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Equity Distribution Agreement, we may sell shares of our common stock through the Agent, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price.

We had no stock sales during the quarter ended September 30, 2011. During the three months ended September 30, 2010, we sold 473,882 shares of common stock at an average price of $3.21 per share, and received gross proceeds of $1.5 million.  We paid commissions to the Agent during the quarter ended September 30, 2011 relating to these sales equal to $46 thousand and other expenses relating to the closing of the Equity Distribution Agreement totaling $22 thousand.

NOTE 8 – EMPLOYEE BONUS

We have an annual performance bonus program for our employees in which employees may receive a bonus payable in cash or in shares of common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year.  The bonus is typically paid in the second quarter of the next fiscal year, and we accrue an estimate of the expected aggregate bonus in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.

As of September 30, 2011, we had $4.3 million in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets, of which $1.2 million is for the fiscal 2012 Bonus Program and $3.1 million is for the fiscal 2011 Performance Bonus Program.  As of June 30, 2011 and 2010, we had $3.3 million and $6.5 million, respectively, accrued for the fiscal 2011 and fiscal 2010 Performance Bonus Programs, which is recorded in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets.

On October 4, 2011, we paid bonuses to approximately 250 eligible employees having an aggregate value of $3.1 million under the fiscal 2011 Performance Bonus Program through the issuance of a total of 1,112,577 shares of our common stock and a payment of cash to satisfy related withholding taxes.

On October 4, 2010, we paid bonuses to approximately 350 eligible employees having an aggregate value of $6.5 million under the fiscal 2010 Performance Bonus Program through the issuance of a total of 1,280,143 shares of our common stock and payment of cash to satisfy related withholding taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include upfront milestone and/or royalty payments, our ability to realize upfront milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report and under Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 we filed with the Securities and Exchange Commission on August 12, 2011. All forward- looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

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

The four most advanced wholly owned programs that we are developing internally are:

Program		Target and Indication	Clinical Status

1.	ARRY-520	KSP inhibitor for multiple myeloma or MM	Phase 2

2.	ARRY-797	p38 inhibitor for pain	Phase 2

3.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndrome	Phase 1

4.	ARRY-502	CRTh2 inhibitor for Asthma	Phase 1

In addition to these development programs, our most advanced partnered drugs in clinical development are:

Program		Target and Indication	Partner	Clinical Status

1	Selumetinib (AZD6244)	MEK inhibitor for cancer	AstraZeneca	Phase 2

2.	MEK162 (ARRY-162)	MEK inhibitor for cancer	Novartis	Phase 2

3.	AMG 151 (ARRY-403)	Glucokinase activator for Type 2 diabetes	Amgen	Phase 2

4.	ARRY-543	HER2/EGFR inhibitor for cancer	ASLAN	Phase 2

5.	Danoprevir (RG7227)	Protease inhibitor for Hepatitis C virus	InterMune - developed by Roche	Phase 2

6.	LY2603618	Chk-1 inhibitor for cancer	Eli Lilly	Phase 2

7.	VTX-2337	Toll-like receptor for cancer	VentiRx	Phase 1/2

8.	ARRY-575/GDC-0425	Chk-1 inhibitor for cancer	Genentech	Phase 1

9.	GDC-0068	AKT inhibitor for cancer	Genentech	Phase 1

10.	ARRY-382	cFMS inhibitor for cancer	Celgene (option)	Phase 1

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Under our partnered drug discovery programs, we are generally entitled to receive payments upon achievement of clinical development and commercialization milestones and royalties based on sales of any resulting drugs. Under our existing partnered program agreements, we have the potential to earn over $3.4 billion in additional milestone payments if we or our collaborators achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from 12 drug research and development programs.

Additionally, we have a portfolio of proprietary and partnered drug discovery programs generated by our internal discovery efforts. Our internal drug discovery programs include inhibitors that target Trk receptors for the treatment of pain and G-protein coupled receptor 119, or GPR-119, for the treatment of diabetes. We may choose to out-license select promising candidates through research partnerships.

We have built our clinical and discovery pipeline programs through spending $475.2 million from our inception in 1998 through September 30, 2011. During the first quarter of fiscal 2012, we spent $12.6 million in research and development for proprietary programs.  In fiscal 2011, we spent $63.5 million in research and development expenses for proprietary drug discovery, compared to $72.5 million and $89.6 million for fiscal years 2010 and 2009, respectively. Since December 2009, we signed strategic collaborations with Amgen, Genentech and Novartis. Together these collaborations entitled Array to $133 million in initial payments, over $2.2 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, double digit royalties and/or commercial co-detailing rights. We have received a total of $558.9 million in research funding and in upfront and milestone payments from our collaboration partners from inception through September 30, 2011.

Our significant and / or recent collaborators under our partnered programs include:

•

Amgen – We entered into a worldwide strategic collaboration with Amgen in December 2009 to develop and commercialize our glucokinase activator, AMG 151, and to discover potential back-up compounds for AMG 151.

•

ASLAN Pharmaceuticals – We entered into a collaboration and license agreement with ASLAN Pharmaceuticals in July 2011 to develop our HER2 / EGFR inhibitor, ARRY-543, which is currently entering Phase 2 development for solid tumors.

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

•

Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008, 2009 and 2011, which is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer currently in a Phase 1b trial. The other programs under this collaboration are in preclinical development. In August 2011, we entered into an oncology partnership with Genentech for the development of each company’s small-molecule Checkpoint kinase 1 (ChK-1) program. The programs include Genentech’s compound GDC-0425 (RG7602), currently in Phase 1, and our compound, ARRY-575, which is being prepared for an investigational new drug application to initiate a Phase 1 trial in cancer patients.

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

Fiscal Periods

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2012 refers to the fiscal year ending June 30, 2012 and the first quarter refers to the quarter ended September 30, 2011.

Business Development and Collaborator Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals.

In general, our collaborators may terminate their collaboration agreements with 90 to 180 days’ prior notice. Our agreement with Genentech can be terminated with 120 days’ notice. Celgene may terminate its agreement with us with six months’ notice. Amgen may terminate its agreement with us at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days prior notice.

Additional information related to the concentration of revenue among our collaborators is reported in Note 2 – Segments, Geographic Information and Significant Collaborations to the financial statements included elsewhere in this Quarterly Report.

All of our collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

Below is a discussion of the policies and estimates that we believe involve a high degree of judgment and complexity.

Revenue Recognition

Most of our revenue is from our collaborators for research funding, upfront or license fees and milestone payments derived from discovering and developing drug candidates. Our agreements with collaboration partners include fees based on annual rates for full-time-equivalent employees, or FTEs, working on a program and may also include non-refundable license and upfront fees, non-refundable milestone payments that are triggered upon achievement of specific research or development goals and future royalties on sales of products that result from the collaboration. A small portion of our revenue comes from the sale of compounds on a per-compound basis. We report FTE fees for discovery and the development of proprietary drug candidates that we out-license as Collaboration Revenue. License and

Milestone Revenue is combined and consists of the portion of upfront fees and ongoing milestone payments from collaborators that are recognized during the applicable period.

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

We also follow ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” which provides guidance on the accounting for arrangements involving the delivery of multiple revenue elements when delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and for any multiple-element arrangements that were entered into prior to July 1, 2010 but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past collaboration arrangements.

Our collaboration agreements may include multiple elements including upfront license fees, research and development services, milestone payments, and drug product manufacturing.  For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they have stand-alone value and we allocate revenue to the elements based on their relative selling prices. We treat deliverables in an arrangement that do not meet this separation criteria as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.

Collaboration agreements that include a combination of discovery research funding, upfront or license fees, milestone payments and/or royalties are evaluated to determine whether each deliverable under the agreement has value to the customer on a stand-alone basis and whether reliable evidence of fair value for the deliverable exists. Deliverables in an arrangement that do not meet this separation criteria are treated as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting in accordance with SAB 104.

We recognize revenue from non-refundable upfront payments and license fees on a straight-line basis over the term of performance under the agreement, which is generally the estimated research or development term. These advance payments are deferred and recorded as Deferred Revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets.

When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence or likelihood of achievement of development commitments and any other significant commitments of ours.

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

We periodically review the expected performance periods under each of our agreements that provide for non-refundable upfront payments and license fees and milestone payments and adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. Revenue recognition for non-refundable license fees and upfront payments and milestone payments could be accelerated in the event of early termination of programs or alternatively, decelerated, if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed.

Cost of Revenue and Research and Development for Proprietary Programs

We incur costs in connection with performing research and development activities which consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. We allocate these costs between Cost of Revenue and Research and Development Expenses for Proprietary Programs based upon the respective time spent by our scientists on development conducted for our collaborators and for our internal proprietary programs. Cost of Revenue represents the costs associated with research and development, including preclinical and clinical trials, conducted by us for our collaborators, including co-development agreements. Research and Development for Proprietary Programs consists of direct and indirect costs for our specific proprietary programs. We do not bear any risk of failure for performing these activities and the payments are not contingent on the success or failure of the research program. Accordingly, we expense these costs when incurred.

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

Marketable Securities

We have designated our marketable securities as of each balance sheet date as available-for-sale securities and account for them at their respective fair values as discussed further below under the heading “Fair Value Measurements.” Marketable securities are classified as short-term or long-term based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying Condensed Balance Sheets. Marketable securities that are not considered available for use in current operations (including when active markets for such securities do not exist) are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Condensed Balance Sheets.

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

We sold our remaining ARS during the quarter ended March 31, 2011. Prior to their disposition, we measured the ARS under the fair value hierarchy described below under the heading “Fair Value Measurements,” using Level III, or unobservable inputs, as there was no active market for the securities. The most significant unobservable inputs used in this method were estimates of the amount of time until an event resulting in the liquidity of the ARS would occur and the discount rate, which incorporates estimates of credit risk and a liquidity premium (discount). Due to the inherent complexity in valuing these securities, we engaged a third-party valuation firm to perform an independent valuation of the ARS as part of our overall fair value analysis beginning with the first quarter of fiscal 2009 and continuing through the quarter ended December 31, 2010.

See Note 3 – Marketable Securities in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 12, 2011 for additional information about our investments in ARS.

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

•                   Level III:     Unobservable inputs.

We disclose assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include warrants we have issued to Deerfield in connection with our long-term debt with Deerfield and the embedded derivatives associated with the long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates we disclose may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

We periodically review the realizability of each investment when impairment indicators exist with respect to the investment. If other-than-temporary impairment of the value of an investment is deemed to exist, the cost basis of the investment is written down to its then estimated fair value.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail elsewhere in this Form 10-Q in Note 5 – Long-term Debt. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to our debt agreements to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These may include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

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

The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. Because the applicable interest rate is based on our cash position during the term of the loan, the determination of the probably effective interest rate requires us to estimate our cash flow forecasts, which include our expectations of future cash inflows from upfront fees, milestone payments and issuances of equity. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded.

Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we engaged a third-party valuation firm to perform the valuation as part of our overall fair value analysis. The assumptions used in determining the estimated fair value of the Embedded Derivatives were based on management’s judgment and the use of different assumptions could result in significantly different estimated fair values.

The fair value of the Embedded Derivatives is recorded as a component of Other Long-term Liabilities in the accompanying Condensed Balance Sheets. We recorded fair values for the Embedded Derivatives of $526 thousand and $540 thousand at September 30, 2011 and June 30, 2011, respectively. The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in our Condensed Balance Sheets. Each quarter, we determine whether any adjustments to the fair value of the Embedded Derivatives based on management’s then current assumptions are necessary and record any changes in value to Derivative Liabilities in the Condensed Balance Sheets and Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants that we have issued to Deerfield in connection with our long-term debt arrangements have been classified as equity. We value the warrants at issuance based on a Black-Scholes option-pricing model and then allocate a portion of the proceeds under the debt to the warrants based upon their relative fair values. As discussed under Note 5 - Long-Term Debt, when certain terms of the warrants are amended, we calculate and record any changes to the fair value of the warrants as of the date of amendment using the Black-Scholes option-pricing model.  We record the fair value of the warrants in Stockholders’ Equity with the offset to Debt Discount.  We amortize the Debt Discount from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and record the amortized portions as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Transaction fees paid in connection with our long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Condensed Balance Sheets and amortized to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This amendment of the Codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for Array for fiscal years and interim periods within those years, beginning after December 15, 2011.

Results of Operations

License and Milestone Revenue

License and Milestone Revenue is combined and consists of upfront license fees and ongoing milestone payments from collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2011 vs. 2010
	2011	2010	$	%

License revenue	$14,081	$11,731	2,350	20%
Milestone revenue	4,381	1,062	3,319	313%
Total revenue	$18,462	$12,793	$5,669	44%

License revenue increased $2.4 million, or 20%, for the quarter ended September 30, 2011 compared to the same period last year.  During the current quarter, we recognized $5.8 million under our new Chk-1 licensing agreement with Genentech. This was partially offset by $3.2 million less revenue recognized under the Celgene collaboration due to our revised estimate of the remaining performance period effective July 1, 2011 as discussed in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.

Milestone Revenue increased $3.3 million, or 313%, for the quarter ended September 30, 2011 compared to the same period last year.  In the current quarter, we recognized $2.5 million from Genentech, $943 thousand from Celgene, and $938 thousand from Novartis.  In the same period of the prior year, we recognized $750 thousand in milestones from Genentech and $313 thousand from Novartis.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2011 vs. 2010
	2011	2010	$	%

Collaboration revenue	$3,669	$5,720	$(2,051)	-36%

Collaboration revenue decreased $2.1 million, or 36%, for the quarter ended September 30, 2011 compared to the same period last year.  During the current quarter, we recognized $925 thousand less in revenue on our collaboration with Genentech due to having fewer scientists engaged on the Genentech programs and $1.2 million less revenue from reimbursed clinical development costs for our collaboration with Amgen for AMG 151/ARRY-403.

Cost of Revenue

Cost of Revenue represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share based compensation, preclinical and clinical outsourcing costs and other collaboration related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

Below is a summary of our Cost of Revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2011 vs. 2010
	2011	2010	$	%

Cost of revenue	$6,444	$7,281	$(837)	-11%
Cost of revenue as a percentage of total revenue	29.1%	39.3%

Cost of Revenue decreased in absolute dollars and as a percentage of total revenue for the three months ended September 30, 2011 compared to the same period in the prior year.  The decrease in absolute dollars was partially due to progression of our partnered program with Amgen to develop AMG 151/ARRY-403.  We completed our obligations for the program during the first half of fiscal 2011 and therefore have no comparable costs in the current period.  Additionally, during the current quarter we incurred fewer costs under our agreement with Celgene and had fewer scientists engaged on our collaboration with Genentech as compared to the prior year.  Partially offsetting these decreased costs was an increase in our share of the costs to co-develop MEK162 with Novartis.

The decrease of Cost of Revenue as a percentage of total revenue during the three-month period was the result of greater License and Milestone Revenue recognized during the periods.

Research and Development for Proprietary Programs

Our Research and Development Expenses for Proprietary Drug Discovery include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, inventory, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials and share based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

Below is a summary of our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change 2011 vs. 2010
	2011	2010	$	%

Salaries, benefits and share-based
compensation	$5,163	$6,576	$(1,413)	-21%
Outsourced services and consulting	3,515	2,599	916	35%
Laboratory supplies	1,563	2,333	(770)	-33%
Facilities and depreciation	1,997	2,021	(24)	-1%
Other	360	326	34	10%
Total research and development for proprietary programs	$12,598	$13,855	$(1,257)	-9%

Research and Development for Proprietary Programs for the first three months of fiscal 2012 decreased compared to the prior year because we moved development costs for our Chk-1 inhibitor (ARRY-575) and our HER2/EGFR inhibitor for cancer (ARRY-543) out of Research and Development for Proprietary Programs to Cost of Revenue as a result of partnering those programs with Genentech and ASLAN, respectively.  In addition, compensation-related expenses decreased as a result of our reduction in force in June 2011.  These decreases were partially offset by increased costs to advance our wholly-owned programs through clinical studies.

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

Below is a summary of our General and Administrative Expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2011 vs. 2010
	2011	2010	$	%

General and administrative	$3,720	$4,268	$(548)	-13%

General and administrative expenses decreased during the three months ended September 30, 2012 compared to the same period in the prior year.  The decrease was the result of reduced compensation-related expenses subsequent to our reduction in force in June 2011 and reduced costs incurred during the period to obtain and protect our patents.  Partially offsetting these decreases were approximately $100 thousand in additional costs for professional services related to business development activities compared to the same period during the prior year.

Other Income (Expense)

Below is a summary of our Other Income (Expense) (dollars in thousands):

	Three Months Ended September 30,		Change 2011 vs. 2010
	2011	2010	$	%

Gains (losses) on auction rate securities	$-	$(67)	$67	-100%
Interest income	6	220	(214)	-97%
Interest expense	(2,955)	(3,892)	937	-24%
Total other expense, net	$(2,949)	$(3,739)	$790	-21%

Below is a summary of the components of Interest Expense (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010

Deerfield Credit Facilities:
Interest paid	$1,688	$2,250
Amortization of the transaction fees	63	143
Amortization of the debt discounts	1,069	1,637
Change in value of the Embedded Derivatives	(15)	(290)
Total interest expense on Deerfield Credit Facility	2,805	3,740

Term Loan:
Variable interest and amortization of transaction fees	150	152
Total interest expense on Comerica Loan	150	152
Total interest expense	$2,955	$3,892

The reduced interest paid on the Deerfield Credit Facilities is the result of the early payment of $30 million of principal in May 2011.

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2011, we had an accumulated deficit of $550.7 million. We had net loss of $3.6 million for the three months ended September 30, 2011.  We had net losses of $56.3 million, $77.6 million, and $127.8 million for the fiscal years ended June 30, 2011, 2010, and 2009 respectively.

We have historically funded our operations from upfront fees and license and milestone payments received under our collaboration and out-licensing transactions, from the issuance and sale of equity securities and through debt provided by our credit facilities. Since December 1, 2009, Array has received $161 million from these sources, including the following payments under our collaborations:

•      In December 2009, we received a $60 million upfront payment from Amgen Inc. under a Collaboration and License Agreement.

•      In May and June 2010, we received a total of $45 million in upfront and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•      In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

•      In May 2011, we received $10 million in a milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.

•      In September 2011, we received $28 million in an upfront payment from Genentech under a License Agreement.

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

Prior to the reduction in force we implemented in June 2011, we were using approximately $20 million per quarter to fund our operations. Although we are realizing savings from the reduction in force, these savings may be partially offset in the future by increased development costs as our wholly-owned development programs progress into Phase 2 and Phase 3 clinical trials. We could be required to reduce or eliminate such increased spending for development however, if sufficient funds are not available when needed.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2011 will enable us to continue to fund our operations in the normal course of business for at least the next 12 months. We anticipate receiving additional funding from milestone payments from existing collaborations and plan to continue to satisfy all or a portion of the interest payment obligations under the credit facilities with Deerfield with the proceeds from sales of our common stock pursuant to the Equity Distribution Agreement with Piper Jaffray & Co. discussed in Note 7 – Equity Distribution Agreement or through the issuance of shares of common stock to Deerfield in accordance with the Facility Agreements with Deerfield. We may also fund operations through the sale of our debt or equity securities which would result in dilution to existing shareholders.

We also intend to continue to seek to license select programs and potentially receive upfront payments for those programs for use in funding our operations. There can be no assurance, however, that we will successfully consummate new collaborations that provide for additional upfront fees. Furthermore, sufficient funds may not be available to us when needed from existing collaborations or from the proceeds of debt or equity financings.

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund  operations. These events could prevent us from successfully executing on our operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

Our ability to realize milestone or royalty payments under existing collaboration agreements and to enter into new partnering arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control and include the following:

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

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities as of September 30, 2011 are primarily related to our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	September 30,	June 30,
	2011	2011	$ Change

Cash and cash equivalents	$72,367	$48,099	$24,268
Marketable securities - short-term	4,855	15,986	(11,131)
Marketable securities - long-term	484	623	(139)
Total	$77,706	$64,708	$12,998

Cash Flow Activities

Below is a summary of our cash flows (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010	$ Change

Cash flows provided by (used in):
Operating activities	$13,616	$(20,914)	$34,530
Investing activities	10,614	19,816	(9,202)
Financing activities	38	1,544	(1,506)
Total	$24,268	$446	$23,822

Net cash provided by operating activities for the quarter ended September 30, 2011 increased $34.5 million over the same period in the prior year.  This was primarily due to the $28 million upfront license fee received from Genentech during the current period, as well as decreased operating expenses subsequent to our reduction in force in June 2011.

Net cash provided by investing activities was $10.6 million and $19.8 million in the three months ended September 30, 2011 and 2010, respectively. The decrease is due to fewer sales of marketable securities in the quarter ended September 30, 2011 compared to the same quarter in 2010.

Net cash provided by financing activities was $38 thousand and $1.5 million in the three months ended September 30, 2011 and 2010, respectively. The difference between the periods is primarily attributable to $1.5 million received for the sale of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co during the prior fiscal year as discussed in Note 7 – Equity Distribution Agreement.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2011 (dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$4,350	$14,700	$92,562	$-	$111,612

Interest on debt obligations (3) (4)	7,233	14,017	8,250	-	29,500

Operating lease commitments (2)	8,088	16,487	14,756	-	39,331

Purchase obligations (2)	8,656	4,322	-	-	12,978

Total	$28,327	$49,526	$115,568	$-	$193,421

(1)	Reflected in the accompanying Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.
(3)	Interest on the variable debt obligations under the Term Loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of September 30, 2011.
(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of September 30, 2011.

We are obligated under non-cancelable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of September 30, 2011 were five to 10 years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $9.5 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $2.3 million are for software related expenses. The remaining $1.2 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. Following the disposition of our remaining ARS in the quarter ended March 31, 2011, we no longer have liquidity risk associated with our ARS/marketable securities.  All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2011, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net loss positively or negatively by $777 thousand based on the current balance of $77.7 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of September 30, 2011, we had $111.6 million of debt outstanding, exclusive of the debt discount of $19 million. The term loan under our senior secured Term Loan with Comerica Bank of $14.9 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of September 30, 2011 would result in a change in our annual interest expense of $149 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million; our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of September 30, 2011 would result in a change in our annual interest expense of $900 thousand.

Historically and as of September 30, 2011, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended September 30, 2011 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of September 30, 2011, we had an accumulated deficit of $550.7 million. We had a net loss of $3.6 million for the quarter ended September 30, 2011.  We had net losses of $56.3 million, $77.6 million, and $127.8 million, for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. As a result, we may not be able to achieve or maintain profitability.

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

We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We currently believe that our existing cash resources will enable us to continue to fund our current operations for at least the next 12 months. However, we will continue to be dependent upon such sources for the foreseeable future. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated. Additional funding may include milestone payments under existing collaborations, upfront fees or research funding through new out-licensing transactions, sales of debt or equity securities and/or securing additional credit facilities.

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

A relatively small number of collaborators account for a significant portion of our revenue. Genentech, Amgen, Novartis and Celgene accounted for 48%, 27%, 16% and 8%, respectively, of our total revenue for the first quarter of fiscal 2012 and 23%, 39%, 15% and 22% for the first quarter of the prior year, respectively.  We expect that revenue from a limited number of collaborators, including Celgene, Genentech, Amgen and Novartis, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company.  We have built our clinical and discovery programs through spending $475.2 million from our inception through September 30, 2011. During the first quarter of fiscal 2012 we spent $12.6 million in research and development for proprietary programs.  In fiscal 2011, we spent $63.5 million in research and development for proprietary programs, compared to $72.5 million and $89.6 million for fiscal years 2010 and 2009, respectively.  Our proprietary drug discovery programs are in their early stage of development and are unproven.  Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on upfront fees, milestone payments and other revenue we receive as a result of our partnered programs.  To date, we have entered into eight out-licensing agreements for the development and commercialization of our drug candidates, and we plan to continue initiatives during fiscal 2012 to partner select clinical candidates to obtain additional capital. We may not be successful, however, in entering into additional out-licensing agreements with favorable terms, including upfront, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

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

If we are unable to enter into out-licensing agreements and realize milestone, license and/or upfront fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock. In addition, insufficient funds may require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain funding for further development and/or upfront license fees needed to fund our operations.

If we need but are unable to obtain additional funding to support our operations, we could be unable to successfully execute our operating plan or be forced to reduce our operations.

We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. We used $14.4 million for our operating activities in the first quarter of fiscal 2012, excluding the one-time cash receipt of $28 million from Genentech under the licensing agreement for Chk-1.  A portion of our cash flow is dedicated to the payment of interest under our existing senior secured Term Loan with Comerica Bank, and to the payment of principal and interest on our credit facilities with Deerfield.  In addition, the principal amounts outstanding under the senior secured Term Loan and the Deerfield Credit Facilities becomes due and payable in 2013 and 2014, respectively.  Our debt obligations could therefore render us more vulnerable to competitive pressures and economic downturns and impose some restrictions on our operations.

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $2.62 and $1.95, respectively, for the first quarter of fiscal 2012; $3.58 and $2.06, respectively, during fiscal 2011; $4.45 and $1.72, respectively, during fiscal 2010; and $8.79 and $2.51, respectively, during fiscal 2009. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our collaborators are conducting, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.56+	Collaboration and License Agreement dated July 12, 2011 between the Registrant and ASLAN Pharmaceuticals
10.57+	License Agreement dated August 5, 2011 between the Registrant and Genentech, Inc. and F. Hoffmann-LaRoche, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

** Furnished electronically with this report.

+ Confidential treatment of redacted portions is being sought

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 2nd day of November 2011.

ARRAY BIOPHARMA INC.

By:	/s/ Robert E. Conway
Robert E. Conway
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)