Form 10-Q/A
period 2011-09-30
ARRAY BIOPHARMA INC
filed 2011-11-03
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment is to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(the”Form10-Q”) filed by Array BioPharma Inc. with the Securities and Exchange Commission (the “SEC”) on November 2, 2011. This amendment is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this amendment contains the consolidated financial statements and related notes from the Form 10-Q formatted eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No modification or update to any of the other information or disclosures presented in the Form 10-Q is being made by this Amendment. This Amendment does not reflect events occurring after the date of the filing of the Form 10-Q on November 2, 2011 or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.56+	Collaboration and License Agreement dated July 12, 2011 between the Registrant and ASLAN Pharmaceuticals (1)
10.57+	License Agreement dated August 5, 2011 between the Registrant and Genentech, Inc. and F. Hoffmann-LaRoche, Ltd. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

+ Confidential treatment of redacted portions is being sought.

** Furnished electronically with this report.

(1)         Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 110-16633) filed November 2, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARRAY BIOPHARMA INC.

Date: November 3, 2011	By: /s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.56+	Collaboration and License Agreement dated July 12, 2011 between the Registrant and ASLAN Pharmaceuticals (1)
10.57+	License Agreement dated August 5, 2011 between the Registrant and Genentech, Inc. and F. Hoffmann-LaRoche, Ltd. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

+ Confidential treatment of redacted portions is being sought.

** Furnished electronically with this report.

(1)  Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 110-16633) filed November 2, 2011