Form 10-Q
period 2011-12-31
ARRAY BIOPHARMA INC
filed 2012-02-02
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Yes ☐ No ☒

As of January 31, 2012, the registrant had 61,553,615 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	December 31,	June 30,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$60,363	$48,099
Marketable securities	360	15,986
Prepaid expenses and other current assets	4,172	6,477
Total current assets	64,895	70,562

Long-term assets
Marketable securities	554	623
Property and equipment, net	13,994	15,698
Other long-term assets	2,709	2,491
Total long-term assets	17,257	18,812
Total assets	$82,152	$89,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,948	$4,460
Accrued outsourcing costs	4,371	5,248
Accrued compensation and benefits	4,759	6,431
Other accrued expenses	7,921	2,312
Deferred rent	3,411	3,333
Deferred revenue	54,468	47,874
Current portion of long-term debt	150	150
Total current liabilities	80,028	69,808

Long-term liabilities
Deferred rent	13,227	14,968
Deferred revenue	24,766	39,306
Long-term debt, net	90,036	91,390
Derivative liabilities	734	540
Other long-term liabilities	554	4,220
Total long-term liabilities	129,317	150,424
Total liabilities	209,345	220,232

Commitments and contingencies

Stockholders’ deficit
Series A junior participating convertible preferred stock, $0.001 par value; 500,000 shares authorized, no shares issued or outstanding	-	-
Series B convertible preferred stock, $0.001 par value; 10,135 shares authorized, issued and outstanding as of December 31, 2011 and June 30, 2011	30,000	30,000
Common stock, $0.001 par value; 120,000,000 shares authorized; 61,548,615 and 57,020,003 shares issued and outstanding, as of December 31, 2011 and June 30, 2010, respectively	62	57
Additional paid-in capital	357,902	346,853
Warrants	39,385	39,385
Accumulated other comprehesive income	-	3
Accumulated deficit	(554,542)	(547,156)
Total stockholders’ deficit	(127,193)	(130,858)
Total liabilities and stockholders’ deficit	$82,152	$89,374

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue
License and milestone revenue	$19,195	$11,131	$37,657	$23,924
Collaboration revenue	4,033	5,370	7,701	11,090
Total revenue	23,228	16,501	45,358	35,014

Operating expenses
Cost of revenue	6,266	7,382	12,711	14,663
Research and development for proprietary programs	13,150	14,482	25,748	28,337
General and administrative	3,782	3,905	7,502	8,173
Total operating expenses	23,198	25,769	45,961	51,173

Income (Loss) from operations	30	(9,268)	(603)	(16,159)

Other income (expense)
Realized gains on auction rate securities, net	-	865	-	798
Interest income	3	136	9	356
Interest expense	(3,836)	(4,175)	(6,792)	(8,067)
Total other expenses, net	(3,833)	(3,174)	(6,783)	(6,913)

Net loss	$(3,803)	$(12,442)	$(7,386)	$(23,072)

Change in unrealized gains and losses on marketable securities	1	(655)	(3)	(1,222)

Comprehensive loss	$(3,802)	$(13,097)	$(7,389)	$(24,294)

Weighted average shares outstanding - basic and diluted	60,004	55,285	58,515	54,350

Net loss per share - basic and diluted	$(0.06)	$(0.23)	$(0.13)	$(0.42)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of July 1, 2011	10,135	$30,000	57,020	$57	$346,853	$39,385	$3	$(547,156)	$(130,858)

Issuance of common stock under stock option and employee stock purchase plans	-	-	480	-	879	-	-	-	879
Share-based compensation expense	-	-	-	-	1,156	-	-	-	1,156
Issuance of common stock for cash, net of offering costs	-	-	2,936	4	7,046	-	-	-	7,050
Payment of employee bonus with stock	-	-	1,113	1	1,968	-	-	-	1,969
Change in unrealized gain on marketable securities	-	-	-	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	-	(7,386)	(7,386)

Balance as of December 31, 2011	10,135	$30,000	61,549	$62	$357,902	$39,385	$-	$(554,542)	$(127,193)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(7,386)	$(23,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,630	2,944
Non-cash interest expense for the Deerfield Credit Facility	2,329	3,315
Loss on prepayment of long-term debt	942	-
Share-based compensation expense	1,156	2,001
Realized gains on auction rate securities, net	-	(798)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,856	(487)
Accounts payable	488	(2,117)
Accrued outsourcing costs	(877)	(579)
Accrued compensation and benefits	297	(400)
Deferred rent	(1,663)	(1,586)
Deferred revenue	(7,946)	(14,124)
Other liabilities and other accrued expenses	2,023	1,935
Net cash used in operating activities	(6,151)	(32,968)

Cash flows from investing activities
Purchases of property and equipment	(926)	(1,123)
Purchases of marketable securities	(4,940)	(29,423)
Proceeds from sales and maturities of marketable securities	20,552	68,512
Net cash provided by investing activities	14,686	37,966

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	879	1,491
Proceeds from the issuance of common stock for cash	7,345	3,006
Payment of offering costs	(295)	(150)
Payment of principal of long-term debt	(4,200)	-
Net cash provided by financing activities	3,729	4,347

Net increase in cash and cash equivalents	12,264	9,345
Cash and cash equivalents as of beginning of period	48,099	32,846
Cash and cash equivalents as of end of period	$60,363	$42,191

Supplemental disclosure of cash flow information
Cash paid for interest	$3,546	$4,722

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small-molecule drugs to treat patients afflicted with cancer and inflammatory diseases. Array has four core proprietary clinical programs: ARRY-614 for myelodysplastic syndromes, ARRY-520 for multiple myeloma, ARRY-797 for pain and ARRY-502 for asthma. In addition, Array has 10 partner-funded clinical programs including two MEK inhibitors in Phase 2: selumetinib with AstraZeneca and MEK162 with Novartis.

Basis of Presentation

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, whom we refer to as the SEC, relating to requirements for interim reporting. The June 30, 2011 Condensed Balance Sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles in the United States, commonly referred to as GAAP. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our financial position as of December 31, 2011 and June 30, 2011, and our results of operations and our cash flows for the quarters ended December 31, 2011 and 2010. Operating results for the quarter ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

We believe the accounting estimates having the most significant impact on the financial statements relate to (i) estimating the stand-alone value of deliverables for purposes of determining revenue recognized under collaborations involving multiple elements; (ii) estimating the periods over which upfront and milestone payments from collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) estimating the fair value of our long-term debt that has associated warrants and embedded derivatives, and the separate estimated fair value of those warrants and embedded derivatives.

Liquidity

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2011, we had an accumulated deficit of $554.5 million. We had net losses of $3.8 million for the quarter and $7.4 million for the six months ended December 31, 2011. We had net losses of $56.3 million, $77.6 million and $127.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

During the first six months of fiscal 2012, our net cash used in operations was $6.2 million, which reflects a $28 million upfront payment we received from Genentech Inc. in September 2011.

We have historically funded our operations from upfront fees, license and milestone revenue received under collaborations and out-licensing transactions; from the issuance and sale of equity securities; and through debt provided by our credit facilities. Since December 2009, we have received approximately $163.8 million under our collaborations, including the following payments:

•	In December 2009, we received a $60 million upfront payment from Amgen Inc. under a Collaboration and License Agreement.

•	In May and June 2010, we received a total of $45 million in upfront and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

•	In May 2011, we received $10 million in a milestone payment under a License Agreement with Novartis.

•	In September 2011, we received $28 million in an upfront payment from Genentech under a License Agreement.

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

Management believes that the cash, cash equivalents and marketable securities as of December 31, 2011, as well as milestone payments that may occur, will not enable us to continue to fund operations in the normal course of business for the next 12 months unless we obtain additional funds through the sale of debt or equity securities or we obtain upfront license fees from one or more new collaborations.

We anticipate that a portion of our funding requirements will be satisfied with milestone payments we expect to receive from existing collaborations in the second half of fiscal 2012. In addition, we plan to continue to satisfy all or a portion of the interest payment obligations under the credit facilities with Deerfield with the proceeds from sales of our common stock or through the issuance of shares of our common stock to Deerfield in accordance with the Facility Agreements with Deerfield. Because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include upfront and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaborations that provide for additional upfront fees or milestone payments or we may not earn milestone payments under such collaborations when anticipated or at all. In addition, on January 16, 2012, Robert E. Conway resigned as our Chief Executive Officer for personal reasons, and it may be more difficult or not possible for us to raise funds from these sources until we have hired a new Chief Executive Officer.

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent us from successfully executing on our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, the entire debt balance of $92.6 million outstanding with Deerfield becomes due and payable if cash, cash equivalents and marketable securities falls below $20 million at the end of a fiscal quarter.  Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level.

Fair Value Measurements

Our financial instruments are recognized or disclosed at fair value in our financial statements and primarily consist of cash and cash equivalents, marketable securities, long-term investments, trade receivables and payables, long-term debt, embedded derivatives associated with the long-term debt and warrants. Array uses different valuation techniques to measure the fair value of assets and liabilities, as discussed in more detail below. Fair value is defined as the price that would be received or paid to sell the financial instruments in an orderly transaction between market participants at the measurement date. Array uses a framework for measuring fair value based on a hierarchy that distinguishes sources of available information used in fair value measurements and categorizes them into three levels:

•                  Level I:   Quoted prices in active markets for identical assets and liabilities.

•                  Level II:  Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level III: Unobservable inputs.

Array discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include warrants we have issued to Deerfield in connection with our long-term debt and the embedded derivatives associated with our long-term debt with Deerfield. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair values. Accordingly, the fair value estimates reflected or disclosed may not be indicative of the amount that Array or holders of the instruments could realize in a current market exchange.

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

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they remain available-for-sale based on our then current intent and ability to sell the security if we need to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss.  Realized gains and losses on auction rate securities (or ARS) we previously owned, along with declines in value judged to be other-than-temporary are reported in “Realized gains/losses on auction rate securities, net” in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. We sold our remaining ARS during the quarter ended March 31, 2011.  The cost of securities sold is based on the specific identification method.

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

We currently have two embedded derivatives related to our long-term debt with Deerfield, which we collectively refer to as the “Embedded Derivatives.” One of the Embedded Derivatives is a variable interest rate structure that constitutes a liquidity linked variable spread feature. The other relates to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in our control that constitutes a significant transaction contingent put option. Deerfield has this right on a change in control if the acquirer does not meet certain financial conditions, based on size and credit worthiness.

Under the fair value hierarchy, we measure the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them, and calculate fair value using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model.

The fair value of the variable interest rate structure is based on our estimate of the probable effective interest rate over the term of the Deerfield credit facilities. Because the interest rate may vary based on changes in our cash position during the term of the loan, we base the estimate of the effective interest rate over the term of the credit facilities on our cash flow forecasts, which include our expectations of future cash inflows from upfront fees, milestone payments and issuances of equity. The fair value of the put option is based on our estimate of the probability that a change in control that triggers Deerfield’s right to accelerate the debt will occur. With those inputs, the fair value of each Embedded Derivative is calculated as the difference between the fair value of the Deerfield credit facilities if the Embedded Derivatives are included and the fair value of the Deerfield credit facilities if the Embedded Derivatives are excluded. Due to the inherent complexity in valuing the Deerfield credit facilities and the Embedded Derivatives, we have engaged a third party valuation firm to perform the valuation as part of our overall fair value analysis.

The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values. For example, the value of the Embedded Derivatives as of December 31, 2011 of $734 thousand is based on the assumption that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for ten months out of the remaining 54 months of the facility. If conditions and the resulting assumptions were to change such that it was assumed that the total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for of a total of 30 months out of the remaining 54 months of the facility, the average effective interest rate would increase to 8.1%. This change would cause the Embedded Derivative value to increase by approximately $800 thousand and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss. Further, if conditions and the resulting assumptions were to change such that it was assumed that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for total of the same 30 months and also fall further to between $30 and $40 million as of the end of a month for a total of eight additional months, the effective interest rate would increase to 8.7%. This change would cause the embedded derivative value to increase by $2.0 million from the current level and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss.

The fair value of the Embedded Derivatives is recorded as Derivative Liabilities in the Long-term Liabilities section in the accompanying Condensed Balance Sheets. Changes in the value of the Embedded Derivatives is adjusted quarterly and recorded to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Warrants that we have issued in connection with our long-term debt arrangements have been classified as equity. We value the warrants at issuance based on a Black-Scholes option-pricing model and then allocate a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants are recorded in Stockholders’ Equity with the offset to Debt Discount. The Debt Discount is being amortized from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and is recorded as Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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

As of December 31, 2011, we had available total net operating loss (NOL) carryforwards of approximately $358.8 million which expire in the years 2019 through 2030 and federal research and experimentation credit carryforwards of $23.2 million, which will expire in the years 2022 through 2030.  Capital loss carryforwards begin to expire in 2015.  Future realization of these carryforwards and credits depends on our future earnings, if any, and the timing and amount of which are uncertain as of December 31, 2011.  Based upon the levels of historical taxable loss and projections of future taxable losses over the periods in which these deferred tax assets are deductible, management believes that is more likely than not that the company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2011.

Utilization of NOLs and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOLs and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period.

We began a detailed study of our NOLs and research and development credit carryforwards in the second quarter of fiscal 2012 to determine whether such amounts are likely to be limited by IRC Section 382. Although our study is still in process, we do not believe at this time that there have been any material Section 382 limitations that will significantly impact our ability to offset income with available NOLs and research and development credit carryforwards. Future ownership changes as defined by IRC Section 382 may limit our ability to fully utilize these tax benefits.

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

Share-Based Compensation

We use the fair value method of accounting for share-based compensation arrangements, which requires that compensation expense be recognized based on the grant date fair value of the arrangement. Share-based compensation arrangements include stock options granted under our Amended and Restated Stock Option and Incentive Plan and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan or ESPP.

The estimated grant date fair value of stock options is based on a Black-Scholes option-pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for forfeitures, which are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for awards under the ESPP is measured based on a Black-Scholes option-pricing model and incorporates the estimated fair value of the common stock during each offering period as well as the purchase discount.

Revenue Recognition

Most of our revenue is from our collaborators for non-refundable upfront or license fees, non-refundable milestone payments, that are triggered from specific research or development goals, as well as research funding for discovering and developing drug candidates. Our collaboration agreements may also include future royalties on sales of products that result from the collaboration, and may also include fees based on annual rates for full-time-equivalent employees or FTEs working on a program. A small portion of our revenue comes from the sale of compounds on a per-compound basis.  We combine License and Milestone Revenue, which consists of upfront fees and ongoing milestone payments from collaborators that we recognize during the applicable period. We report FTE fees for discovery and the development of proprietary drug candidates that we out-license as Collaboration Revenue.

We recognize revenue when (a) persuasive evidence of an arrangement exists, (b) we deliver products or render services, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

We follow ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements, including research and development services, milestone payments and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple revenue elements when delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and for any multiple-element arrangements that were entered into prior to July 1, 2010 but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past collaboration arrangements.

For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they have stand-alone value and we allocate revenue to the elements based on their relative selling prices. We treat deliverables in an arrangement that do not meet the separation criteria in this standard as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.  Since the adoption of this standard, we have entered into one agreement with multiple-elements. We have had no material modifications to arrangements that were entered into prior to July 1, 2010.

We recognize revenue from non-refundable upfront payments and license fees on a straight-line basis over the term of performance under the agreement.  When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term.  For agreements entered into after this date, the performance period for upfront license fees may be shorter because the performance period, measured as the time between the execution date and the completion of the inseparable technology transfer, is typically a shorter period, generally up to six months.

We defer the upfront payments and record them as Deferred Revenue upon receipt, pending recognition. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period over which revenue is expected to be recognized.

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

We could accelerate revenue recognition for non-refundable license fees, upfront payments and milestone payments in the event of early termination of programs.  Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. We will adopt this disclosure standard in the third quarter of fiscal year ending 2012 and do not anticipate that it will have a material impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Geographic Information

All of our collaboration agreements are denominated in U.S. dollars. The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

North America	$19,517	$13,149	$38,048	$28,829
Europe	3,472	3,345	7,068	6,174
Asia Pacific	239	7	242	11
	$23,228	$16,501	$45,358	$35,014

Significant Collaborators

The following table identifies collaborators that contributed greater than 10% of total revenue during the periods set forth below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Genentech, Inc.	54%	21%	41%	22%
Amgen, Inc.	26%	39%	37%	39%
Novartis International Pharmaceutical Ltd.	15%	20%	11%	18%
Celgene Corporation	4%	19%	10%	21%
	99%	99%	99%	100%

The loss of one or more of our significant collaborators could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our collaborators, and most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2011.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2011 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Mutual fund securities	$360	$-	$-	$360

Long-term available-for-sale securities:
Mutual fund securities	554	0	0	554

Total	$914	$-	$-	$914

Marketable securities consisted of the following as of June 30, 2011 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$15,598	$3	$-	$15,601
Mutual fund securities	385	-	-	385
Sub-total	15,983	3	-	15,986

Long-term available-for-sale securities:
Mutual fund securities	623	0	0	623
Sub-total	623	0	0	623

Total	$16,606	$3	$-	$16,609

The estimated fair values of these marketable securities were classified into the following fair value measurement categories (dollars in thousands):

	December 31,	June 30,
	2011	2011

Quoted prices in active markets for identical assets (Level 1)	$914	$16,609
Observable inputs other than quoted prices in active markets (Level 2)	-	-
Significant unobservable inputs (Level 3)	-	-
	$914	$16,609

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	December 31,	June 30,
	2011	2011

Amgen, Inc.	$19,699	$30,674
Novartis International Pharmaceutical Ltd.	31,664	38,537
Celgene Corporation	12,977	15,741
Genentech, Inc.	14,894	2,228
Total deferred revenue	79,234	87,180
Less: Current portion	(54,468)	(47,874)
Deferred revenue, long term	$24,766	$39,306

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

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid us an upfront fee of $60 million. Amgen paid us for research on second generation compounds based on the number of full-time-equivalent scientists working on the discovery program.

Array is also entitled to receive up to approximately $666 million in aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. We will also receive royalties on sales of any approved drugs developed under the agreement.

We estimate that our obligations under the agreement will continue until December 31, 2012 and, therefore, are recognizing the upfront fee over that three-year period on a straight-line basis from the date of the agreement. This fee is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $4.9 million and $9.8 million of revenue under the agreement for the three and six months ended December 31, 2011, respectively, and the same amounts for the same time periods in 2010.

We record revenue for research performed by our scientists working on second generation compounds in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $1.1 million and $2.2 million of revenue under the agreement for the three and six months ended December 31, 2011, respectively.  We recognized $1.3 million and $2.4 million of revenue under this agreement for the three and six months ended December 31, 2010, respectively.  We do not expect to be paid additional amounts, or recognize additional revenue for research under this agreement because we have completed most of the required deliverables under this agreement.

We are reimbursed for certain development activities, which is recorded in Collaboration Revenue and Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss.   During the three and six months ended December 31, 2010, we recognized $178 thousand and $1.4 million, respectively, in Collaboration Revenue and Cost of Sales. The development phase of this agreement has ended and there were, therefore, no development costs incurred or reimbursed for the three and six months ended December 31, 2011 and we do not expect any to be incurred or reimbursed in the future.  Either party may terminate the agreement in the event of a material breach of a material obligation under the agreement by the other party upon 90 days prior notice. Amgen may terminate the agreement at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice. The parties have also agreed to indemnify each other for certain liabilities arising under the agreement.

Novartis International Pharmaceutical Ltd.

Array and Novartis entered into a License Agreement in April 2010 granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the agreement, we are responsible for completing the on-going Phase 1b expansion trial of MEK162 in patients with KRAS or BRAF mutant colorectal cancer and for the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million, comprising an upfront and milestone payment, in the fourth quarter of fiscal 2010.  In March 2011, we earned a $10 million milestone payment which was received in the fourth quarter of fiscal 2011.  We are also entitled to receive up to approximately $412 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, so long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S. as described below.

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

We recognized $2.5 million and $5.0 million of license fee revenue under this agreement for the three and six months ended December 31, 2011 and 2010, respectively.  We recognized $938 thousand and $1.9 million in revenue related to the milestone payments during the three and six months ended December 31, 2011, respectively. We recognized $312 thousand and $625 thousand in revenue related to the milestone payments during the three and six months ended December 31, 2010, respectively.

The Novartis agreement also contains co-development rights whereby we can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis will reimburse us for 100% of our development costs. Beginning in the first quarter of fiscal 2013, we will begin paying our percentage share of the combined development costs since inception of the program, up to a maximum amount with annual caps, unless we opt out of paying our percentage share of these costs. If we opt out of paying our share of combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. In this event, we would no longer have the right to develop or detail such product.

We record a receivable in the accompanying Condensed Balance Sheets for the amounts due from Novartis for the reimbursement of our development costs. We accrue our percentage share of the combined development costs in the accompanying Condensed Balance Sheets as a current liability in Other Accrued Expenses. We incurred reimbursable development costs of $633 thousand and $1.3 million during the three and six months ended December 31, 2011, respectively.  We incurred reimbursable development costs for the same time periods in 2010 of $1.7 million and $3.8 million.

Our share of the combined development costs for the three and six months ended December 31, 2011 was $1.4 million and $2.4 million, respectively.  For the same time periods in 2010, we incurred $850 thousand and $1.6 million, respectively, as our share of the combined development costs. These amounts are recorded in Cost of Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Additionally, we recorded a corresponding payable for our portion of the development costs of $6.0 million in Other Accrued Expenses as of December 31, 2011 and $3.6 million in Other Long-Term Liabilities as of June 30, 2011 in the accompanying Condensed Balance Sheets. The $6.0 million amount is due and payable to Novartis in the first quarter of fiscal year 2013.  In addition, we have a related receivable of $633 thousand and $1.0 million in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets as of December 31, 2011 and June 30, 2011, respectively.

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

Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly began recognizing as revenue the upfront fees received from the date of receipt through September 2014. We regularly review and adjust the estimated period of the discovery obligations and during the quarter ended September 30, 2011, we estimated that the remaining period for our discovery obligations under the agreement is likely to be only be through June 2013 and therefore plan to recognize the remaining unamortized balance of $7.3 million through this period on a straight-line basis during the periods when costs are incurred.

We recognized $943 thousand and $2.8 million in revenue related to the license fee and milestone payments during the three and six months ended December 31, 2011, respectively, and $3.2 million and $7.3 million for the three and six months ended December 31, 2010, respectively.

As discussed above, we granted Celgene an option to select up to two of four programs developed under its collaboration agreement and initially concluded that Celgene was likely to continue funding with respect to two of the four programs by paying the Phase 1 milestone. Accordingly, upon execution of the agreement, we began reporting costs associated with the Celgene collaboration as 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Programs. Celgene waived its rights with respect to one of the programs during the second quarter of fiscal 2010, at which time management determined that Celgene was likely to continue funding one of the remaining three programs and pay the Phase 1 milestone. Accordingly, beginning October 1, 2009, we began reporting costs associated with the Celgene collaboration as 33.3% to Cost of Revenue, with the remaining 66.7% to Research and Development Expenses for Proprietary Programs. In the second quarter of fiscal 2011, we concluded that Celgene is likely to continue funding two of the remaining three programs by paying the Phase 1 milestone. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development Expenses for Proprietary Programs.

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

Genentech, Inc.

In addition to our ongoing agreements with Genentech, we entered into an additional oncology partnership for the development of each company’s small-molecule Checkpoint kinase 1 (Chk-1) program in August 2011.  The partnered drugs include Genentech’s compound GDC-0425 and Array’s compound ARRY-575.  Under the terms of the agreement, Genentech acquired a license to Array’s compound ARRY-575 and is responsible for all research, clinical development and commercialization activities of the partnered drugs. Array was required to prepare specified clinical materials for GDC-0575 (ARRY-575) for delivery to Genentech, and we completed this delivery by the date specified in the agreement.

We received an upfront payment of $28.0 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $685.0 million based on the achievement of clinical and commercial milestones under the agreement.  We will also receive up to a double-digit royalty on sales of any drugs resulting from the partnership.

Pursuant to the accounting guidance for revenue recognition for multiple element arrangements, we determined that Array is obligated to deliver two non-contingent deliverables related to the agreement that meet the separation criteria and therefore are treated as separate units of accounting.  The two deliverables are (1) the delivery of specified clinical materials for GDC-0575 (ARRY-575) for use in future clinical trials and (2) the transfer of the license and related technology with ongoing regulatory services to assist in filing the Investigational New Drug (IND) application and providing supporting data.

This agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control (CMC) activities for additional drug product or improved processes.  This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the $28.0 million upfront payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech, and we completed this delivery in December 2011, by the date specified in the agreement.  The second and final obligation related to the non-contingent deliverable of assisting in the filing of the IND application is expected to be completed by March 31, 2012.  This agreement provides for no general right of return for any non-contingent deliverable. Consequently, the amount of revenue allocated to each deliverable was determined using the relative selling price method under which revenue is allocated to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables.  The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable.

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

We recognized $9.9 million in license and milestone revenue and $2.6 million in collaboration revenue from the partnership with Genentech during the quarter ended December 31, 2011. We recognized $18.2 million in license and milestone revenue and $5.0 million in collaboration revenue related to the partnership with Genentech during the six month period ended December 31, 2011.

We recognized $207 thousand in license and milestone revenue and $3.3 million in collaboration revenue from the partnership with Genentech during the three months ended December 31, 2010. We recognized $1.2 million in license and milestone revenue and $6.6 million in collaboration revenue related to the partnership with Genentech during the six month period ended December 31, 2010.

As of December 31, 2011, deferred revenue related to this partnership consisted of $10.5 million and $4.4 million of current and long-term deferred revenue, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,	June 30,
	2011	2011

Credit Facilities	$92,562	$96,762
Term Loan	14,850	14,850
Long-term debt	107,412	111,612
Less: Unamortized discount on the Credit Facilities	(17,226)	(20,072)
Long-term debt, net	90,186	91,540
Less: Current portion of long-term debt	(150)	(150)
	$90,036	$91,390

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

Terms of the Credit Facilities

As of December 31, 2011 we had $92.6 million in principal outstanding under the Deerfield credit facilities.  This compares to $96.8 million in principal outstanding as of June 30, 2011.

Interest and principal may be repaid at our option at any time with cash or shares of our Common Stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. We are also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts we receive under new licensing, partnering and other similar arrangements up to the full value of the principal and accrued interest outstanding.  We received a $28 million upfront payment from a qualifying new collaboration with Genentech in September 2011. In October 2011, $4.2 million was paid to Deerfield and applied against the principal balance.

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

There were no transaction fees paid to Deerfield for the May 2011 Modification. However, due to the prepayment of $30 million of principal, we charged off a proportional amount of the unamortized debt issuance costs totaling $426 thousand to Loss on Prepayment of Debt, Net in the fourth quarter of fiscal 2011. The remaining unamortized debt issuance costs continue to be amortized as noted above.  A total of $60 thousand and $123 thousand of issuance costs was expensed in the three and six months ended December 31, 2011, respectively. A total of $143 thousand and $286 thousand of debt issuance costs were amortized for the three and six months ended December 31, 2010, respectively. In addition, the October 2011 early principal payment to Deerfield of $4.2 million resulted in a proportional write-off of unamortized debt issuance costs of $887 thousand and debt discount fees of $55, totaling to $942 thousand.  This amount is included in Interest Expense in the Condensed Statement of Operations and Comprehensive Loss.

Other costs in connection with these transactions were not significant and were expensed as incurred.

Embedded Derivatives

The credit facilities contain two embedded derivatives: (1) the variable interest rate structure described above and (2) Deerfield’s right to accelerate the loan upon certain changes of control of Array, which is considered a significant transaction contingent put option. As discussed in Note 1 – Overview and Basis of Presentation under the caption Long-term Debt and Embedded Derivatives, these derivatives are valued and reported in Other Long-Term Liabilities in our financial statements and are collectively referred to as the “Embedded Derivatives.” Under the fair value hierarchy, Array measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them.

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

The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values. For example, the value of the embedded derivative relating to the variable interest rate feature as of December 31, 2011 of $734 thousand is based on the assumption that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for ten months out of the remaining 54 months of the facility. If conditions and the resulting assumptions were to change such that it was assumed that the total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for of a total of 30 months out of the remaining 54 months of the facility, the average effective interest rate would increase to 8.1%. This change would cause the Embedded Derivative value to increase by approximately $800 thousand and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss. Further, if conditions and the resulting assumptions were to change such that it was assumed that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for total of the same 30 months and also fall further to between $30 and $40 million as of the end of a month for a total of eight additional months, the effective interest rate would increase to 8.7%. This change would cause the embedded derivative value to increase by $2.0 million from the current level and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss.

Fair Value of the Debt

Array estimates the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the Embedded Derivatives. The fair value of the debt was determined to be $69.7 million and $72.6 million at December 31, 2011 and June 30, 2011, respectively.

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

When the Exchange Warrants were issued and when the term of the Warrants was extended in connection with the May 2011 Modification, we recorded the change in incremental value in the Warrants to Debt Discount.  We calculated the incremental value of the Exchange Warrants as the difference between the value of the Exchange Warrants at the new exercise price ($3.65) and the value of the Prior Warrants at the prior exercise price ($7.54) using a Black-Scholes option-pricing model. We calculated the incremental value of the May 2011 Modification’s new Warrant term as the difference in the fair value of the Warrants as of the date of the modification with the new term (June 30, 2016) and the value of the Warrants with the old term (April 29, 2014) using a Black-Scholes option-pricing model.

A summary of the estimated fair value of the Warrants and the loan proceeds allocated to the debt follows as of the date of each transaction (dollars in thousands):

		Warrant
	Proceeds	Value

2008 Loan	$80,000	$20,589
2009 Loan	40,000	12,426
Exchange Warrants	N/A	3,280
May 2011 Modifications	N/A	3,090
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

With the May 2011 Modification and the prepayment of $30 million of principal, we wrote off a proportional amount of the unamortized Debt Discount totaling $5.8 million to Loss on Prepayment of Debt, Net in the fourth quarter of fiscal 2011. The remaining unamortized discount is being amortized as described above, and $890 thousand was expensed for the quarter ended December 31, 2011.

Summary of Interest Expense

Interest expense for the Deerfield credit facilities follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest paid	$1,586	$2,250	$3,274	$4,500
Amortization of the transaction fees	60	143	123	286
Amortization of the debt discounts	890	1,670	1,959	3,307
Change in value of the Embedded Derivatives	208	(42)	193	(332)
Loss on prepayment of long-term debt	942	-	942	-
Total interest expense on the Deerfield Credit Facility	$3,686	$4,021	$6,491	$7,761

The October 2011 early principal payment to Deerfield of $4.2 million resulted in a proportional write-off of unamortized debt issuance costs and debt discount fees in the amount of $942 thousand.  This is shown above as a Loss on prepayment of long-term debt which is included in Interest expense.

Term Loan

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

As of December 31, 2011, the term loan had an interest rate of 3.25% per annum. The following table shows actual interest paid and amortization of loan transaction fees that were charged to Interest expense.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Actual interest paid	$123	$127	$247	$252

Amortization of transaction fees	27	27	54	54
Total interest expense on Comerica loan	$150	$154	$301	$306

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

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement restricts our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.  We believe that we are in compliance with all existing loan covenants.

The estimated fair value of the Loan and Security Agreement was determined using a discounted cash flow model and was calculated at $14.9 million as of December 31, 2011 and $14.9 million at June 30, 2011.

Commitment Schedule

Array is required to make principal payments under the Credit Facilities and the Term Loan as follows (dollars in thousands):

For the twelve months ended December 31,
2012	$150
2013	14,700
2014	-
2015	72,562
2016	20,000
$107,412

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date.  Share-based compensation arrangements include stock option grants under the Option Plan and the ability to purchase common stock at a discount under the ESPP.  The fair value of all stock options granted by Array and shares issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. We recognize share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 12 - Employee Compensation Plans to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011 for more information about the assumptions we used under this valuation methodology.   During the quarters ended December 31, 2011 and 2010, we made no material changes to these assumptions.

The table below shows options issued to purchase additional shares and compensation expense for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Shares of stock authorized to be issued by new options	121,000	158,600	271,600	213,300
Stock option compensation expense (in thousands)	$508	$750	$1,051	$1,700
ESPP compensation expense (in thousands)	$80	$153	$104	$343

As of December 31, 2011, there was $2.7 million of unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under our equity plans, which we expect to recognize over a weighted-average period of 2.3 years.

NOTE 7 – EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, we entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the “Agent”) pursuant to which we were able to sell, from time to time, up to an aggregate of $25 million in shares of our common stock, through the Agent that were registered on a registration statement on Form S-3 (File No. 333-155221). Sales of the shares made pursuant to the Equity Distribution Agreement were made on the NASDAQ Stock Market by means of ordinary brokers’ transactions at market prices. This agreement terminated when all of the remaining shares authorized under the agreement were sold in November 2011.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Number of shares sold	2,935,830	446,611	2,935,830	920,493
Average price per share	$2.50	$3.33	$2.50	$3.27
Gross proceeds (in thousands)	$7,344	$1,487	$7,344	$3,006
Commissions (in thousands)	$(220)	$(45)	$(220)	$(90)
Other costs (in thousands)	$(60)	$(36)	$(75)	$(60)

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

As of December 31, 2011, we accrued $2.3 million in Accrued Compensation and Benefits for the fiscal 2012 Performance Bonus Program.  As of June 30, 2011 and 2010, we had accrued in Accrued Compensation and Benefits $3.3 million and $6.5 million, respectively, for the Performance Bonus Programs.

On October 4, 2011, we paid bonuses to approximately 250 eligible employees having an aggregate value of $3.1 million under the fiscal 2011 Performance Bonus Program through the issuance of a total of 1,112,577 shares of our common stock valued at $2.0 million and a payment of cash to satisfy related withholding taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include upfront, milestone and/or royalty payments, our ability to realize upfront milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report and under Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 we filed with the Securities and Exchange Commission on August 12, 2011. All forward-looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this quarterly report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small-molecule drugs to treat patients afflicted with cancer and inflammatory diseases.  Array has four core proprietary clinical programs:  ARRY-614 for myelodysplastic syndromes, ARRY-520 for multiple myeloma, ARRY-797 for pain and ARRY-502 for asthma.  In addition, Array has 10 partner-funded clinical programs including two MEK inhibitors in Phase 2:  selumetinib with AstraZeneca and MEK162 with Novartis.

The four wholly owned programs that we are developing internally are:

Program		Target and Indication	Clinical Status

1.	ARRY-520	KSP inhibitor for multiple myeloma or MM	Phase 2

2.	ARRY-797	p38 inhibitor for pain	Phase 2

3.	ARRY-502	CRTh2 inhibitor for asthma	Phase 1

4.	ARRY-614	Dual p38/Tie2 inhibitor for myelodysplastic syndromes	Phase 1

In addition to these development programs, our most advanced partnered drugs in clinical development are:

Program		Target and Indication	Partner	Clinical Status

1	Selumetinib (AZD6244)	MEK inhibitor for cancer	AstraZeneca	Phase 2

2.	MEK162 (ARRY-162)	MEK inhibitor for cancer	Novartis	Phase 2

3.	AMG 151 (ARRY-403)	Glucokinase activator for Type 2 diabetes	Amgen	Phase 2

4.	ASLAN001 (ARRY-543)	HER2/EGFR inhibitor for cancer	ASLAN	Phase 2

5.	Danoprevir (RG7227)	Protease inhibitor for Hepatitis C virus	InterMune - developed by Roche	Phase 2

6.	LY2603618	Chk-1 inhibitor for cancer	Eli Lilly	Phase 2

8	GDC-0068	AKT inhibitor for cancer	Genentech	Phase 2

7.	VTX-2337	Toll-like receptor for cancer	VentiRx	Phase 1b/2

9	GDC-0575 (ARRY-575) and GDC-0425	Chk-1 inhibitors for cancer	Genentech	Phase 1

10.	ARRY-382	cFMS inhibitor for cancer	Celgene (option)	Phase 1

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

Additionally, we have a portfolio of proprietary and partnered drug discovery programs generated by our internal efforts. Our internal drug discovery programs include inhibitors that target Trk receptors for the treatment of pain and G-protein coupled receptor 119, or GPR-119, for the treatment of diabetes. We may choose to out-license select promising candidates through research partnerships.

We have built our clinical and discovery pipeline programs through spending $488.4 million from our inception in 1998 through December 31, 2011. During the first six months of fiscal 2012, we spent $25.7 million in research and development for proprietary programs.  In fiscal 2011, we spent $63.5 million in research and development expenses for proprietary drug discovery, compared to $72.5 million and $89.6 million for fiscal years 2010 and 2009, respectively. Since December 2009, we signed strategic collaborations with Amgen, Genentech and Novartis. Together these collaborations entitled Array to $133.0 million in initial payments, over $2.2 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved plus double digit royalties and/or commercial co-detailing rights. We currently expect to earn approximately $20.0 to $30.0 million in milestones from existing collaborations during calendar year 2012. We have received a total of $561.5 million in research funding and in upfront and milestone payments from our collaboration partners from inception through December 31, 2011.

Our significant and / or recent collaborators under our partnered programs include:

•

Amgen – We entered into a worldwide strategic collaboration with Amgen in December 2009 to develop and commercialize our glucokinase activator, AMG 151, and to discover potential back-up compounds for AMG 151.

•

ASLAN Pharmaceuticals – We entered into a collaboration and license agreement with ASLAN Pharmaceuticals in July 2011 to develop our HER2 / EGFR inhibitor, ASLAN001/(ARRY-543), which is currently entering Phase 2 development for solid tumors.

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

•

Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008, 2009 and 2011, which is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer currently in a Phase 2 trial. The other programs under this collaboration are in preclinical development. In August 2011, we entered into an oncology partnership with Genentech for the development of each company’s small-molecule Checkpoint kinase 1 (Chk-1) program. The programs include Genentech’s compound GDC-0425 (RG7602), currently in Phase 1, and our compound, GDC-0575 (ARRY-575), which is being prepared for an investigational new drug application to initiate a Phase 1 trial in cancer patients.

•

InterMune (program acquired by Roche) – We entered into a collaboration with InterMune in 2002, which resulted in the joint discovery of danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche acquired danoprevir from InterMune in 2010. Danoprevir is currently in Phase 2b clinical trials.

•

Novartis – We entered into a worldwide strategic collaboration with Novartis in April 2010 to develop and commercialize our MEK inhibitor, MEK162, and other MEK inhibitors identified in the agreement.  MEK162 is being tested in a Phase 2 trial in patients with melanoma and in three Phase 1b combination trials with other targeted agents in selected patients with advanced solid tumors.

Fiscal Periods

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2012 refers to the fiscal year ending June 30, 2012 and the second or current quarter refers to the quarter ended December 31, 2011.

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

Revenue Recognition

Most of our revenue is from our collaborators for non-refundable upfront or license fees and non-refundable milestone payments that are triggered upon achievement of specific research or development goals, as well as research funding for discovering and developing drug candidates. Our collaboration agreements may also include future royalties on sales of products that result from the collaboration, and fees based on annual rates for full-time-equivalent employees, or FTEs, working on a program. A small portion of our revenue comes from the sale of compounds on a per-compound basis.  We report License and Milestone Revenue on a combined basis, which consists of upfront fees and ongoing milestone payments from collaborators that we recognize during the applicable period. We report FTE fees for discovery and the development of proprietary drug candidates that we out-license as Collaboration Revenue.

We recognize revenue when (a) persuasive evidence of an arrangement exists, (b) we deliver products or render services, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

We follow ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements, including research and development services, milestone payments and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple revenue elements when delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and will apply this standard to any multiple-element arrangements that were entered into prior to July 1, 2010 that are materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past collaboration arrangements.

For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they have stand-alone value and we allocate revenue to the elements based on their relative selling prices. We treat deliverables in an arrangement that do not meet the separation criteria in this standard as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.  Since the adoption of this standard, we have entered into one agreement with multiple-elements. We have had no material modifications to arrangements that were entered into prior to July 1, 2010.  For our multiple element transactions entered into before July 1, 2010, we recognize revenue from non-refundable upfront payments and license fees on a straight-line basis over the term of the performance period of the agreement. If the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained in the agreement such as the duration of the research or development term, the existence or likelihood of achievement of development commitments and any other significant commitments.

For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term.  For agreements entered into after this date, the performance period for upfront license fees may be shorter because the performance period, measured as the time between the execution date and the completion of the inseparable technology transfer, is typically a shorter period, generally up to six months.

We defer the upfront development payments and record them as Deferred Revenue upon receipt, pending recognition. The deferred portion of these payments is classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period over which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the total estimated research or development effort or other performance obligation. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable upfront payments, license fees and milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods.  We could accelerate revenue recognition for non-refundable license fees, upfront payments and milestone payments in the event of early termination of programs. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed.

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

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders’ Deficit until their disposition. We review all available-for-sale securities each period to determine if they remain available-for-sale based on our then current intent and ability to sell the security if we need to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Condensed Statements of Operations and Comprehensive Loss.  Realized gains and losses on auction rate securities (or ARS) we previously owned, along with declines in value judged to be other-than-temporary are reported in “Realized gains/losses on auction rate securities, net” in the accompanying Condensed Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.

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

•                  Level III: Unobservable inputs.

Array discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include warrants we have issued to Deerfield in connection with our long-term debt and the embedded derivatives associated with our long-term debt with Deerfield. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair values. Accordingly, the fair value estimates reflected or disclosed may not be indicative of the amount that Array or holders of the instruments could realize in a current market exchange.

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

We currently have two embedded derivatives related to our long-term debt with Deerfield, which we collectively refer to as the “Embedded Derivatives.” One of the Embedded Derivatives is a variable interest rate structure that constitutes a liquidity linked variable spread feature. The other relates to Deerfield’s ability to accelerate the repayment of the debt in the event of certain changes in our control that constitutes a significant transaction contingent put option. Deerfield has this right on a change in control if the acquirer did not meet certain financial conditions, based on size and credit worthiness.

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

The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values. For example, the value of the Embedded Derivatives as of December 31, 2011 of $734 thousand is based on the assumption that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of ten months out of the remaining 54 months of the facility. If conditions and the resulting assumptions were to change such that it was assumed that the total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a total of 30 months out of the remaining 54 months of the facility, the average effective interest rate would increase to 8.1%. This change would cause the Embedded Derivative value to increase by approximately $800 thousand and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss. Further, if conditions and the resulting assumptions were to change such that it was assumed that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a total of the same 30 months and also fall further to between $30 and $40 million as of the end of a total of eight additional months, the effective interest rate would increase to 8.7%. This change would cause the embedded derivative value to increase by $2.0 million from the current level and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss.

The fair value of the Embedded Derivatives is recorded as Derivative Liabilities in the Long-term Liabilities section in the accompanying Condensed Balance Sheets. Changes in the value of the Embedded Derivatives is adjusted quarterly and recorded to Interest Expense in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company will adopt this disclosure standard in the third quarter of the fiscal year ending June 30, 2012.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations

License and Milestone Revenue

License and Milestone Revenue is combined and consists of upfront license fees and ongoing milestone payments from collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,		Change 2011 vs. 2010		December 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

License revenue	$16,814	$10,363	6,451	62%	30,896	22,094	8,802	40%
Milestone revenue	2,381	768	1,613	210%	6,761	1,830	4,931	269%
Total license and miltestone revenue	$19,195	$11,131	$8,064	72%	$37,657	$23,924	$13,733	57%

License revenue increased $6.5 million, or 62%, for the current quarter compared to the same period last year.  During the current quarter and year to date, we recognized $9.4 and $15.2 million, respectively, under the August 2011 Chk-1 licensing agreement with Genentech. These increases were partially offset by less revenue recognized under the Celgene collaboration due to our revised estimate of the remaining performance period effective October 1, 2011 as discussed in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.

Milestone Revenue increased for the current quarter and year to date compared to the same periods last year due to milestones received at various times from Celgene, Genentech and Novartis.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,		Change 2011 vs. 2010		December 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Collaboration revenue	$4,033	$5,370	$(1,337)	-25%	$7,701	$11,090	$(3,389)	-31%

Collaboration revenue decreased in the current quarter and year to date compared to the same periods last year due to having fewer scientists engaged on the Genentech programs as well as less revenue from Amgen and Novartis for reimbursed development activities.

Cost of Revenue

Cost of Revenue represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

Below is a summary of our Cost of Revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,		Change 2011 vs. 2010		December 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Cost of revenue	$6,266	$7,382	$(1,116)	-15%	$12,711	$14,663	$(1,952)	-13%
Cost of revenue as a percentage of total revenue	27%	45%			28%	42%

Cost of Revenue decreased for both the current quarter and year to date compared to the same periods in the prior year.  The decrease was partially due to the progression of our partnered program with Amgen to develop AMG 151/ARRY-403.  We completed our obligations for the program during the first half of fiscal 2011 and therefore have no comparable costs in the current period.  Additionally, during the current quarter and year to date we incurred fewer costs under our agreement with Celgene and had fewer scientists engaged on our collaboration with Genentech compared to the prior year.  Partially offsetting these decreased costs was an increase in our share of the costs to co-develop MEK162 with Novartis.

Cost of Revenue as a percentage of total revenue for the three and six months ended December 31, 2011 decreased because of increased License and Milestone Revenue being recognized during the period, as well as a reduction in total costs.

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

Below is a summary of our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,		Change 2011 vs. 2010		December 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
Salaries, benefits and share-based compensation	$5,435	$6,643	$(1,208)	-18%	$10,598	$13,189	$(2,591)	-20%
Outsourced services and consulting	3,796	3,210	586	18%	7,311	5,809	1,502	26%
Laboratory supplies	1,559	2,260	(701)	-31%	3,122	4,593	(1,471)	-32%
Facilities and depreciation	2,015	1,980	35	2%	4,012	4,001	11	0%
Other	345	389	(44)	-11%	705	745	(40)	-5%
Total research and development for proprietary	$13,150	$14,482	$(1,332)	-9%	$25,748	$28,337	$(2,589)	-9%

Research and Development for Proprietary Programs decreased for the current quarter and year to date compared to the prior comparative periods because we entered into license agreements for our Chk-1 inhibitor GDC-0575 (ARRY-575) and our HER2/EGFR inhibitor for cancer ASLAN001/(ARRY-543) with Genentech and

ASLAN, respectively, during the first quarter of the current fiscal year. As a result, we are only spending a limited amount on these programs while the technology transfer is ongoing. Further, any cost we do incur on these programs is now included in Cost of Revenue.  Compensation-related expenses also decreased as a result of our reduction in force in June 2011.

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

Below is a summary of our General and Administrative Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,		Change 2011 vs. 2010		December 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

General and administrative	$3,782	$3,905	$(123)	-3%	$7,502	$8,173	$(671)	-8%

General and administrative expenses decreased during the three and six months ended December 31, 2011 compared to the same period in the prior year. The decreases were primarily as a result of reduced compensation related expenses related to our reduction in force in June 2011 and reduced costs incurred during the periods to obtain and protect our patents.

Other Income (Expense)

Below is a summary of our Other Income (Expense) (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,		Change 2011 vs. 2010		December 31,		Change 2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Realized gains on auction rate securities, net	$-	$865	$(865)	-100%	$-	$798	$(798)	-100%
Interest income	3	136	(133)	-98%	9	356	(347)	98%
Interest expense	(3,836)	(4,175)	339	-8%	(6,792)	(8,067)	1,275	-16%
Total other expense, net	$(3,833)	$(3,174)	$(659)	21%	$(6,783)	$(6,913)	$130	-2%

Below is a summary of the components of Interest Expense (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Credit Facilities:
Interest paid	$1,586	$2,250	$3,274	$4,500
Amortization of the transaction fees	60	143	123	286
Amortization of the debt discounts	890	1,670	1,959	3,307
Change in value of the Embedded Derivatives	208	(42)	193	(332)
Loss on prepayment of long-term debt	942	-	942	-
Total interest expense on Deerfield Credit Facility	3,686	4,021	6,491	7,761

Term Loan:
Variable interest and amortization of transaction fees	150	154	301	306
Total interest expense on Comerica Loan	150	154	301	306
Total interest expense	$3,836	$4,175	$6,792	$8,067

Interest expense was lower in the second quarter of fiscal 2011 compared with the same period in fiscal 2010 as a result of reduced interest paid on the Deerfield Credit Facilities following the early payment of $30 million of principal in May 2011, and the additional principal payment of $4.2 million in October 2011.  Interest income was lower for the quarter and year-to-date because of reduced cash balances available to invest.

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2011, we had an accumulated deficit of $554.5 million. We had net losses of $3.8 million for the quarter and $7.4 million for the six months ended December 31, 2011. We had net losses of $56.3 million, $77.6 million and $127.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

We have historically funded our operations from upfront fees, license and milestone revenue received under collaborations and out-licensing transactions; from the issuance and sale of equity securities; and through debt provided by our credit facilities. Since December 2009, we have received approximately $163.8 million under our collaborations, including the following payments:

•	In December 2009, we received a $60 million upfront payment from Amgen Inc. under a Collaboration and License Agreement.

•	In May and June 2010, we received a total of $45 million in upfront and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

•	In May 2011, we received $10 million in a milestone payment under a License Agreement with Novartis.

•	In September 2011, we received $28 million in an upfront payment from Genentech under a License Agreement.

During the first six months of fiscal 2012, our net cash used in operations was $6.2 million, which reflects a $28 million upfront payment we received from Genentech Inc. in September 2011.

Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize our existing cash, cash equivalents and marketable securities, and will continue to depend on funds from the sources mentioned above, which may not be available or forthcoming.

Management believes that the cash, cash equivalents and marketable securities as of December 31, 2011 as well as milestone payments that may occur, will not enable us to continue to fund operations in the normal course of business for the next 12 months unless we obtain additional funds through the sale of debt or equity securities or we obtain upfront license fees from one or more new collaborations.

We anticipate that a portion of our funding requirements will be satisfied with milestone payments we expect to receive from existing collaborations in the second half of fiscal 2012. In addition, we plan to continue to satisfy all or a portion of the interest payment obligations under the credit facilities with Deerfield with the proceeds from sales of our common stock or through the issuance of shares of our common stock to Deerfield in accordance with the Facility Agreements with Deerfield. Because sufficient funds may not be available to us when needed from existing collaborations, however, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include upfront and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaborations that provide for additional upfront fees or milestone payments, or we may not earn milestone payments under such collaborations, when anticipated or at all. In addition, on January 16, 2012, Robert E. Conway resigned as our Chief Executive Officer for personal reasons, and it may be more difficult or not possible for us to raise funds from these sources until we have hired a new Chief Executive Officer.

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

•	The spending priorities and willingness of pharmaceutical companies to in-license drugs for further development and commercialization may change or decrease.

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent us from successfully executing on our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern in future periods. Further, as discussed in Note 5 – Long-term Debt, the entire debt balance of $92.6 million outstanding with Deerfield becomes due and payable if cash, cash equivalents and marketable securities falls below $20 million at the end of a fiscal quarter.

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

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities as of December 31, 2011 are primarily related to our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	December 31,	June 30,
	2011	2011	$ Change

Cash and cash equivalents	$60,363	$48,099	$12,264
Marketable securities - short-term	360	15,986	(15,626)
Marketable securities - long-term	554	623	(69)
Total	$61,277	$64,708	$(3,431)

Cash Flow Activities

Below is a summary of our cash flows (dollars in thousands):

	Six Months Ended
	December 31,
	2011	2010	$ Change

Cash flows provided by (used in):
Operating activities	$(6,151)	$(32,968)	$26,817
Investing activities	14,686	37,966	(23,280)
Financing activities	3,729	4,347	(618)
Total	$12,264	$9,345	$2,919

Net cash used in operating activities for the six months ended December 31, 2011 decreased $26.8 million over the same period in the prior year.  This was primarily due to the $28.0 million upfront license fee we received from Genentech in September 2011. In the prior year, milestone revenue was lower with a $10.0 million milestone payment received from Celgene.

Net cash provided by investing activities was $14.7 million and $38.0 million in the six months ended December 31, 2011 and 2010, respectively. The decrease of approximately $23.3 million is because we did not purchase additional marketable securities upon the maturity of the securities we held. As a result, cash flows provided by investing activities reflected mostly cash received upon the maturities of those marketable securities.

Net cash provided by financing activities was $3.7 million and $4.3 million in the six months ended December 31, 2011 and 2010, respectively. The difference between the periods is primarily attributable to $7.3 million received for the sale of shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co during the prior fiscal year as discussed in Note 7 – Equity Distribution Agreement. This increase in net cash provided by financing activities was reduced by the payment on the principal of the Deerfield debt of $4.2 million.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2011 (dollars in thousands):

	Less Than	1 to 3	4 to 5	Over 5
	1 Year	Years	Years	Years	Total

Debt obligations (1)	$150	$14,700	$92,562	$-	$107,412
Interest on debt obligations (3) (4)	6,918	13,110	6,435	-	26,463
Operating lease commitments (2)	8,116	16,478	12,720		37,314
Purchase obligations (2)	8,801	4,039	-	-	12,840
Total	$23,985	$48,327	$111,717	$-	$184,029

(1)	Reflected in the accompanying Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.
(3)	Interest on the variable debt obligations under the Term Loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of December 31, 2011.
(4)	Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of December 31, 2011.

We are obligated under non-cancelable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of December 31, 2011 were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $9.7 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $1.1 million are for software related expenses. The remaining $2.0 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2011, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point (1%) change in interest rates and security prices would impact our annual net loss positively or negatively by approximately $612.7 thousand based on the current balance of $61.3 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of December 31, 2011, we had $107.4 million of debt outstanding, exclusive of the debt discount of $17 million. The term loan under our senior secured Term Loan with Comerica Bank of $14.9 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of December 31, 2011 would result in a change in our annual interest expense of $149 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of December 31, 2011 would result in a change in our annual interest expense of $858 thousand.

Historically and as of December 31, 2011, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Executive Chairman, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the quarter ended December 31, 2011 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Risks Related to Our Business

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of December 31, 2011, we had an accumulated deficit of $554.5 million. We had a net loss of $3.8 million for the quarter and $7.4 million for the six months ended December 31, 2011.  We had net losses of $56.3 million, $77.6 million, and $127.8 million, for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development, expansion of our clinical and scientific capabilities, and acquisitions of complementary technologies or in-licensed drug candidates. As a result, we may not be able to achieve or maintain profitability.

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

We have expended substantial funds to discover and develop our drug candidates and additional substantial funds will be required for further development, particularly as our proprietary programs move into more costly Phase 2 and Phase 3 development. Additional funds will be required to manufacture and market any products we own or retain commercial rights to that are approved for commercial sale. In addition, a portion of our cash flow is dedicated to the payment of interest under our existing senior secured Term Loan with Comerica Bank, and to the payment of principal and interest on our credit facilities with Deerfield.  Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them and to meet our other obligations. Our current operating plan and assumptions could also change as a result of many factors, and we could require additional funding sooner than anticipated.

We have historically funded our operations through revenue from our collaborations and out-license transactions, the issuance of equity securities and debt financing. Management believes that the cash, cash equivalents and marketable securities as of December 31, 2011 will not enable us to continue to fund operations in the normal course of business for the next 12 months unless we obtain additional funds through the sale of debt or equity securities or we obtain upfront license fees from one or more new collaborations.

We anticipate that a portion of our funding requirements will be satisfied with milestone payments we expect to receive from existing collaborations during the next twelve months. In addition, we plan to continue to satisfy all or a portion of the interest payment obligations under the credit facilities with Deerfield with the proceeds from sales of our common stock or through the issuance of shares of our common stock to Deerfield in accordance with the Facility Agreements with Deerfield. Because sufficient funds may not be available to us when needed from existing collaborations, however, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include upfront and/or milestone payments. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaborations that provide for additional upfront fees or milestone payments, or we may not earn milestone payments under such new or existing collaborations, when anticipated or at all. In addition, on January 16, 2012, Robert E. Conway resigned as our Chief Executive Officer for personal reasons, and it may be more difficult or not possible for us to raise funds from these sources until we have hired a new Chief Executive Officer.

If we are unable to generate enough revenue or secure additional sources of funding, we may be required to curtail operations significantly, which could prevent us from successfully executing our operating plan and could raise substantial doubt as to our ability to continue as a going concern in future periods. Even if we are able to secure the additional sources of funding, it may not be on terms that are favorable or satisfactory to us and may result in significant dilution to our stockholders. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our credit facilities with Deerfield and our loan agreement with Comerica Bank may be accelerated.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of its agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue, as shown by the table below.

	Six Months Ended
	December 31,
	2011	2010

Amgen, Inc.	37%	39%
Novartis International Pharmaceutical Ltd.	11%	18%
Celgene Corporation	10%	21%
Genentech, Inc.	41%	22%
	99%	100%

We expect that revenue from a limited number of collaborators, including Celgene, Genentech, and Novartis, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company.  We have built our clinical and discovery programs through spending $488.4 million from our inception through December 31, 2011. During the first six months of fiscal 2012 we spent $25.7 million in research and development for proprietary programs.  In fiscal 2011, we spent $63.5 million in research and development for proprietary programs, compared to $72.5 million and $89.6 million for fiscal years 2010 and 2009, respectively.  Our proprietary drug discovery programs are in their early stage of development and are unproven.  Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on upfront fees, milestone payments and other revenue we receive as a result of our partnered programs.  To date, we have entered into eight out-licensing agreements for the development and commercialization of our drug candidates, and we plan to continue initiatives during fiscal 2012 to partner select clinical candidates to obtain additional capital. We may not be successful, however, in entering into additional out-licensing agreements with favorable terms, including upfront, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promote rights, as a result of factors, many of which are outside of our control. These factors include:

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

The market price of our common stock has historically experienced and may continue to experience volatility.  The high and low closing bids for our common stock were $2.83 and $1.77, respectively, for the first six months of fiscal 2012; $3.58 and $2.06, respectively, during fiscal 2011; $4.45 and $1.72, respectively, during fiscal 2010; and $8.79 and $2.51, respectively, during fiscal 2009. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our collaborators are conducting, uncertainties about our ability to continue to operate as a going concern, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We had 252 employees as of December 31, 2011 and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days’ prior notice.

On January 16, 2012, Robert E. Conway resigned as our Chief Executive Officer for personal reasons. Array has commenced a search process for a new Chief Executive Officer. Kyle Lefkoff, Array’s prior Chairman, is acting as Executive Chairman of Array on an interim basis and has assumed Mr. Conway’s responsibilities until such time as a new Chief Executive Officer is appointed. There can be no assurance, however, that we will be successful in attracting and hiring a new Chief Executive Officer with the experience we are seeking or that our operations will not be disrupted until a new Chief Executive Officer is hired.

Health care reform, including those based on recently enacted legislation and cost control initiatives by third-party payors, could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, together the "Healthcare Reform Act." These laws substantially change the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that will be expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, mandatory discounts on pharmaceuticals under federal health care programs, reimbursement changes and fraud and abuse enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which become effective in 2011, may negatively affect any associated product revenues and prospects for continued profitability in the future. For example, the Healthcare Reform Act imposes a non-deductible annual fee on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that may impact any associated product revenue and therefore revenue we are entitled to receive from royalties on product sales. In addition, as part of the Healthcare Reform Act's provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the "donut hole"), manufacturers of branded prescription drugs will be required to provide a 50% discount on drugs dispensed to beneficiaries within this donut hole. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on the ability of Array or our collaborators to successfully commercialize product candidates or could limit or eliminate our future spending on development projects.

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

Pursuant to the Healthcare Reform Act, the amount of the Medicaid rebate for each unit of a drug has been increased. For most innovator products, in general a drug marketed under a new drug application, or NDA, the minimum rebate has been increased from 15.1% to 23.1% of the AMP for that product, or if it is greater, the difference between the AMP and the best price for the drug. The Medicaid rebate for innovator products also includes an additional rebate amount if price increases for the drug exceed the rate of inflation since the product's launch, and in the case of certain line extension products, the additional rebate can be tied to the price of the original version of the product. The Healthcare Reform Act also caps the total rebate amount for innovator drugs at 100% of the AMP for the drug. In addition, the Healthcare Reform Act and subsequent legislation enacted in August of 2010 changed the definition of AMP. Regulations have  been proposed to implement the Medicaid prescription drug provisions of the enacted statutory changes. There may be additional increases in rebates or other costs and charges from government agencies. Regulations continue to be issued and coverage expanded by various governmental agencies relating to these programs, increasing the cost and complexity of compliance.

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

Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy regulations promulgated under HIPAA. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA's criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial civil or criminal penalties if we receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA's disclosure standards. In addition, international data protection laws including the EU Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Executive Chairman pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Executive Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

** Furnished electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 1st day of February 2012.

ARRAY BIOPHARMA INC.

By:	/s/ Kyle Lefkoff
Kyle Lefkoff
Executive Chairman

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)