Form 10-Q
period 2012-03-31
ARRAY BIOPHARMA INC
filed 2012-05-03
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐ No ☒

As of April 30, 2012, the registrant had 89,136,268 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31,	June 30,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$63,025	$48,099
Marketable securities	36,411	15,986
Prepaid expenses and other current assets	4,680	6,477
Total current assets	104,116	70,562

Long-term assets
Marketable securities	423	623
Property and equipment, net	12,931	15,698
Other long-term assets	2,570	2,491
Total long-term assets	15,924	18,812
Total assets	$120,040	$89,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,593	$4,460
Accrued outsourcing costs	5,798	5,248
Accrued compensation and benefits	5,661	6,431
Other accrued expenses	8,898	2,312
Deferred rent	3,450	3,333
Deferred revenue	47,147	47,874
Current portion of long-term debt	150	150
Total current liabilities	75,697	69,808

Long-term liabilities
Deferred rent	12,353	14,968
Deferred revenue	18,704	39,306
Long-term debt, net	90,900	91,390
Derivative liabilities	733	540
Other long-term liabilities	423	4,220
Total long-term liabilities	123,113	150,424
Total liabilities	198,810	220,232

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,135 shares designated as Series B convertible preferred stock; 5,562 and 10,135 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	16,463	30,000
Common stock, $0.001 par value; 120,000,000 shares authorized; 89,129,918 and 57,020,003 shares issued and outstanding, as of March 31, 2012 and June 30, 2011, respectively	89	57
Additional paid-in capital	428,004	346,853
Warrants	39,385	39,385
Accumulated other comprehesive income (loss)	(1)	3
Accumulated deficit	(562,710)	(547,156)
Total stockholders’ deficit	(78,770)	(130,858)
Total liabilities and stockholders’ deficit	$120,040	$89,374

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue
License and milestone revenue	$15,970	$13,907	$53,627	$37,831
Collaboration revenue	3,143	3,934	10,844	15,024
Total revenue	19,113	17,841	64,471	52,855

Operating expenses
Cost of revenue	5,291	6,617	18,002	21,281
Research and development for proprietary programs	16,094	15,883	41,842	44,219
General and administrative	3,226	3,795	10,728	11,969
Total operating expenses	24,611	26,295	70,572	77,469

Loss from operations	(5,498)	(8,454)	(6,101)	(24,614)

Other income (expense)
Realized gains on auction rate securities, net	-	1,093	-	1,891
Interest income	8	31	17	391
Interest expense	(2,678)	(4,172)	(9,470)	(12,240)
Total other expenses, net	(2,670)	(3,048)	(9,453)	(9,958)

Net loss	$(8,168)	$(11,502)	$(15,554)	$(34,572)

Change in unrealized gains and losses on marketable securities	1	(4,304)	(4)	(5,525)

Comprehensive loss	$(8,167)	$(15,806)	$(15,558)	$(40,097)

Weighted average shares outstanding - basic and diluted	74,817	56,129	63,909	54,934

Net loss per share - basic and diluted	$(0.11)	$(0.20)	$(0.24)	$(0.63)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of July 1, 2011	10	$30,000	57,020	$57	$346,853	$39,385	$3	$(547,156)	$(130,858)

Issuance of common stock under stock option and employee stock purchase plans	-	-	488	-	896	-	-	-	896
Share-based compensation expense	-	-	-	-	1,632	-	-	-	1,632
Issuance of common stock for cash, net of offering costs	-	-	25,936	26	63,123	-	-	-	63,149
Conversion of Preferred Stock to Common	(5)	(13,537)	4,573	5	13,532				-
Payment of employee bonus with stock	-	-	1,113	1	1,968	-	-	-	1,969
Change in unrealized gain on marketable securities	-	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	-	(15,554)	(15,554)

Balance as of March 31, 2012	5	$16,463	89,130	$89	$428,004	$39,385	$(1)	$(562,710)	$(78,770)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(15,554)	$(34,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,865	4,366
Non-cash interest expense	3,277	5,119
Loss on prepayment of long-term debt	942	-
Share-based compensation expense	1,632	2,770
Payment of employee bonus with stock	1,969	3,982
Realized gains on auction rate securities, net	-	(1,891)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,404	(11,129)
Accounts payable	133	(705)
Accrued outsourcing costs	550	(276)
Accrued compensation and benefits	(770)	(3,239)
Deferred rent	(2,498)	(2,382)
Deferred revenue	(21,329)	(18,541)
Other liabilities and accrued expenses	2,811	2,326
Net cash used in operating activities	(23,568)	(54,172)

Cash flows from investing activities
Purchases of property and equipment	(1,098)	(1,319)
Purchases of marketable securities	(41,182)	(53,355)
Proceeds from sales and maturities of marketable securities	20,931	107,477
Net cash provided by (used in) investing activities	(21,349)	52,803

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	896	1,491
Proceeds from the issuance of common stock for cash	67,144	4,610
Payment of offering costs	(3,997)	(224)
Payment of principal of long-term debt	(4,200)	-
Net cash provided by financing activities	59,843	5,877

Net increase in cash and cash equivalents	14,926	4,508
Cash and cash equivalents as of beginning of period	48,099	32,846
Cash and cash equivalents as of end of period	$63,025	$37,354

Supplemental disclosure of cash flow information
Cash paid for interest	$5,277	$7,094

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

Basis of Presentation

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, whom we refer to as the SEC, relating to requirements for interim reporting. The June 30, 2011 Condensed Balance Sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles in the United States, commonly referred to as GAAP. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2012 and June 30, 2011, and our results of operations and our cash flows for the three and nine months ended March 31, 2012 and 2011. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

Liquidity

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2012, we had an accumulated deficit of $562.7 million. We had net losses of $8.2 million for the quarter and $15.6 million for the nine months ended March 31, 2012. We had net losses of $56.3 million, $77.6 million and $127.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

During the first nine months of fiscal 2012, our net cash used in operations was $23.6 million.  We have historically funded our operations from upfront fees, license and milestone revenue received under collaborations and out-licensing transactions; from the issuance and sale of equity securities; and through debt provided by our credit facilities. In February 2012, we received approximately $56.1 million, after underwriting discounts and commissions and related offering expenses, in a public offering of our Common Stock. Since December 2009, we have received approximately $165.5 million under our collaborations, including the following payments:

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

Management believes that the cash, cash equivalents and marketable securities as of March 31, 2012, as well as milestone payments that we expect to receive from existing collaborations in the remainder of fiscal 2012, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include upfront and/or milestone payments.

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

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, the entire debt balance of $92.6 million outstanding with Deerfield Private Design Fund, L.P. and certain of its affiliates (collectively referred to as Deerfield) becomes due and payable if our total cash, cash equivalents and marketable securities falls below $20 million at the end of a fiscal quarter.  Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Income Taxes

As of March 31, 2012, we had available total net operating loss (NOL) carryforwards of approximately $347.0 million which expire in the years 2022 through 2031 and federal research and experimentation credit carryforwards of $23.2 million, which will expire in the years 2022 through 2032.  Capital loss carryforwards begin to expire in 2015.  Future realization of these carryforwards and credits depends on our future earnings, if any, and the timing and amount of which are uncertain as of March 31, 2012.  Based upon the levels of historical taxable loss and projections of  future taxable losses over the periods in which these deferred tax assets are deductible, management believes that is more likely than not that the company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of March 31, 2012.

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

We recently completed a detailed study of our NOLs and research and development credit carryforwards to determine whether such amounts are likely to be limited by IRC Section 382. We determined that there have not been any material Section 382 limitations that will significantly impact our ability to offset income with available NOLs and research and development credit carryforwards. Future ownership changes as defined by IRC Section 382 may limit our ability to fully utilize these tax benefits.

Revenue Recognition

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. We adopted this disclosure standard in the third quarter of fiscal 2012 and it did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued FASB ASU No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS.  This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance will not impact our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

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

Geographic Information

All of our collaboration agreements are denominated in U.S. dollars. The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

North America	$15,650	$12,456	$53,697	$41,285
Europe	3,463	5,381	10,531	11,555
Asia Pacific	-	4	243	15
	$19,113	$17,841	$64,471	$52,855

Significant Collaborators

The following table identifies collaborators that contributed greater than 10% of total revenue during the periods set forth below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Genentech, Inc.	46%	14%	42%	20%
Amgen, Inc.	26%	34%	34%	37%
Novartis International Pharmaceutical Ltd.	18%	30%	13%	22%
Celgene Corporation	9%	21%	9%	21%
	99%	99%	98%	100%

The loss of one or more of our significant collaborators could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our collaborators, and most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2012.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2012 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Mutual fund securities	36,412	-	(1)	36,411

Long-term available-for-sale securities:
Mutual fund securities	423	-	-	423

Total	$36,835	$-	$(1)	$36,834

Marketable securities consisted of the following as of June 30, 2011 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	15,598	3	-	15,601
Mutual fund securities	385	-	-	385
Sub-total	15,983	3	-	15,986

Long-term available-for-sale securities:
Mutual fund securities	623	-	-	623
Sub-total	623	-	-	623

Total	$16,606	$3	$-	$16,609

The estimated fair values of these marketable securities were classified into the following fair value measurement categories (dollars in thousands):

	March 31,	June 30,
	2012	2011

Quoted prices in active markets for identical assets (Level 1)	$36,834	$16,609
Observable inputs other than quoted prices in active markets (Level 2)	-	-
Significant unobservable inputs (Level 3)	-	-
	$36,834	$16,609

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	March 31	June 30,
	2012	2011

Novartis International Pharmaceutical Ltd.	$28,225	$38,537
Amgen, Inc.	14,774	30,674
Celgene Corporation	12,284	15,741
Genentech, Inc.	9,318	2,228
DNA BioPharma LLC	1,250	-
Total deferred revenue	65,851	87,180
Less: Current portion	(47,147)	(47,874)
Deferred revenue, long term	$18,704	$39,306

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

We estimate that our obligations under the agreement will continue until December 31, 2012 and, therefore, are recognizing the upfront fee over that three-year period on a straight-line basis from the date of the agreement. This fee is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $4.9 million and $14.8 million of revenue under the agreement for the three and nine months ended March 31, 2012, respectively, and the same amounts for the same time periods in fiscal 2011.

We record revenue for research performed by our scientists working on second generation compounds in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized no revenue during the current quarter and $2.2 million of revenue under the agreement for the nine months ended March 31, 2012.  We recognized $1.2 million and $3.6 million of revenue under this agreement for the three and nine months ended March 31, 2011, respectively.  We do not expect to be paid additional amounts or to recognize additional revenue for research because we completed most of the required deliverables under this agreement during the second quarter of fiscal 2012.

We are reimbursed for certain development activities, which is recorded in Collaboration Revenue and Cost of Sales in the accompanying Condensed Statements of Operations and Comprehensive Loss.   During the nine months ended March 31, 2011, we recognized $1.4 million in Collaboration Revenue and Cost of Sales. The development phase of this agreement has ended and there were, therefore, no development costs incurred or reimbursed for the three and nine months ended March 31, 2012 and we do not expect any costs to be incurred or reimbursed in the future.  Either party may terminate the agreement in the event of a material breach of a material obligation under the agreement by the other party upon 90 days prior notice. Amgen may terminate the agreement at any time upon notice of 60 or 90 days depending on the development activities in progress at the time of such notice. The parties have also agreed to indemnify each other for certain liabilities arising under the agreement.

Novartis International Pharmaceutical Ltd.

Array and Novartis entered into a License Agreement in April 2010, granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the agreement, we are responsible for completing the on-going Phase 1b expansion trial of MEK162 in patients with KRAS or BRAF mutant colorectal cancer and for the further development of MEK162 for up to two indications. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

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

We estimate that the obligations under the agreement will continue until April 2014 and, therefore, we are recognizing the upfront fee and milestone payments on a straight-line basis from the date the agreement was signed in April 2010 over that four-year period. These amounts are recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

In both fiscal 2011 and 2012, we recognized $2.5 million and $7.5 million of license fee revenue under this agreement for the three- and nine- months ended March 31, respectively.  We recognized $938 thousand and $2.8 million in revenue related to the milestone payments during the three and nine months ended March 31, 2012, respectively. We recognized $2.7 million and $3.3 million in revenue related to the milestone payments during the three and nine months ended March 31, 2011, respectively.

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

We record a receivable in the accompanying Condensed Balance Sheets for the amounts due from Novartis for the reimbursement of our development costs. We accrue our percentage share of the combined development costs in the accompanying Condensed Balance Sheets as a current liability in Other Accrued Expenses. We incurred reimbursable development costs of $678 thousand and $1.9 million during the three and nine months ended March 31, 2012, respectively.  We incurred reimbursable development costs for the same time periods in fiscal 2011 of $1.4 million and $5.3 million.

Our share of the combined development costs for the three and nine months ended March 31, 2012 was $1.4 million and $3.8 million, respectively.  For the same time periods in fiscal 2011, we incurred $1.0 million and $2.6 million, respectively, as our share of the combined development costs. These amounts are recorded in Cost of

Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.  Additionally, we recorded a corresponding payable for our portion of the development costs of $7.4 million in Other Accrued Expenses as of March 31, 2012 and $3.6 million in Other Long-Term Liabilities as of June 30, 2011 in the accompanying Condensed Balance Sheets. The $7.4 million amount is due and payable to Novartis in the first quarter of fiscal year 2013.  In addition, we have a related receivable of $678 thousand and $1.0 million in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets as of March 31, 2012 and June 30, 2011, respectively.

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

In June 2009, the agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid us $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. The option term for this target will expire on or before June 2016, and the option term for the other targets will expire on the earlier of completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014. In September 2009, Celgene notified Array that it was waiving its rights to one of the discovery targets under the collaboration, leaving Celgene the option to select two of the remaining three targets.

In January 2012, the agreement was further amended to continue drug discovery activities we were conducting on one of the existing targets. Celgene paid us $1.0 million during the third quarter of fiscal 2012 as compensation for the additional research and we recognized $750 thousand of this payment as Collaboration Revenue during the quarter.

Array is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of $200 million if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. In November 2010, we earned and subsequently received a $10 million milestone payment upon securing an Investigational New Drug (IND) application for one of the programs. We are also entitled to receive royalties on net sales of any drugs.

We regularly review and adjust the estimated period of the discovery obligations to determine the period over which license fees and milestone payments will be recognized.   Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly began recognizing as revenue the upfront fees received from the date of receipt through September 2014. During the quarter ended September 30, 2011, we estimated that the remaining period for our discovery obligations under the agreement was likely to be only through June 2013. Therefore, in the second quarter of fiscal 2011 we began recognizing the remaining unamortized balance of the upfront fees through this shorter period on a straight-line basis.

We recognized $943 thousand and $3.7 million in revenue related to the license fee and milestone payments during the three and nine months ended March 31, 2012, respectively, and $3.7 million and $11.0 million for the three and nine months ended March 31, 2011, respectively.

We review and adjust as appropriate the allocation of research and development expenses under our agreement with Celgene based on the likelihood that Celgene will continue funding development of the programs for which Celgene has an option under the agreement. We initially concluded that Celgene was likely to continue funding two of the four programs by paying the Phase 1 milestone. Accordingly, upon execution of the agreement, we began reporting costs associated with the Celgene collaboration as 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Programs. In the second quarter of fiscal 2011, we concluded that Celgene is likely to continue funding two of the remaining three programs by paying the Phase 1 milestone. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development Expenses for Proprietary Programs.  During the third quarter of fiscal 2012, research was active on only one of the remaining programs and management concluded it is more likely than not that Celgene will continue funding that program and pay the Phase 1 milestone.  Consequently, we recorded all costs for our Celgene programs as Cost of Revenue for the quarter end March 31, 2012.

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

Pursuant to the accounting guidance for revenue recognition for multiple element arrangements, we determined that Array is obligated to deliver two non-contingent deliverables related to the agreement that meet the separation criteria and therefore are treated as separate units of accounting.  The two deliverables are (1) the delivery of specified clinical materials for GDC-0575 (ARRY-575) for use in future clinical trials and (2) the transfer of the license and related technology with ongoing regulatory services to assist in filing the IND application and providing supporting data.

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

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech, and we completed this delivery in December 2011, by the date specified in the agreement. The second and final obligation related to the non-contingent deliverable of assisting in the filing of the IND application has been completed as of March 31, 2012. The agreement provides for no general right of return for any non-contingent deliverable.  Consequently, the amount of revenue allocated to each deliverable was determined using the relative selling price method under which revenue is allocated to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables.  The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable.

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

We recognized $6.7 million in license and milestone revenue and $2.1 million in collaboration revenue from the partnership with Genentech during the quarter ended March 31, 2012. We recognized $24.8 million in license and milestone revenue and $7.1 million in collaboration revenue related to the partnership with Genentech during the nine month period ended March 31, 2012.

We recognized $69 thousand in license and milestone revenue and $2.5 million in collaboration revenue from the partnership with Genentech during the three months ended March 31, 2011. We recognized $1.2 million in license and milestone revenue and $9.1 million in collaboration revenue related to the partnership with Genentech during the nine month period ended March 31, 2011.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of our credit facilities with Deerfield and our term loan with Comerica Bank in the following amounts (dollars in thousands):

	March 31,	June 30,
	2012	2011

Credit Facilities	$92,562	$96,762
Term Loan	14,850	14,850
Long-term debt	107,412	111,612
Less: Unamortized discount on the Credit Facilities	(16,362)	(20,072)
Long-term debt, net	91,050	91,540
Less: Current portion of long-term debt	(150)	(150)
	$90,900	$91,390

Deerfield Credit Facilities

As of March 31, 2012 we had $92.6 million in principal outstanding under the Deerfield credit facilities.  This compares to $96.8 million in principal outstanding as of June 30, 2011.

Interest and principal may be repaid at our option at any time with cash or shares of our Common Stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. We are also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts we receive under new licensing, partnering and other similar arrangements up to the full value of the principal and accrued interest outstanding.  We received a $28 million upfront payment from a qualifying new collaboration with Genentech in September 2011. As a result in October 2011, we paid $4.2 million to Deerfield which was applied against the principal balance.

If our total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter falls below $20 million, all amounts outstanding under the credit facilities become immediately due and payable.

Embedded Derivatives

The credit facilities contain two embedded derivatives: (1) a variable interest rate structure that is based on our available cash, cash equivalents and marketable securities and (2) Deerfield’s right to accelerate the loan upon certain changes of control of Array, which is considered a significant transaction contingent put option. We refer to these embedded derivatives collectively as the “Embedded Derivatives.”

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

The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions. The use of different assumptions could result in significantly different estimated fair values. For example, the value of the embedded derivative relating to the variable interest rate feature as of March 31, 2012 of $733 thousand is based on the assumption that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for ten months out of the remaining 51 months of the facility. If conditions and the resulting assumptions were to change such that it was assumed that the total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for of a total of 30 months out of the remaining 51 months of the facility, the average effective interest rate would increase to 8.1%. This change would cause the Embedded Derivative value to increase by approximately $830 thousand and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss. Further, if conditions and the resulting assumptions were to change such that it was assumed that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a month for total of the same 30 months and also fall further to between $30 and $40 million as of the end of a month for a total of eight additional months, the effective interest rate would increase to 8.7%. This change would cause the embedded derivative value to increase by $2.1 million from the current level and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss.

Fair Value of the Debt

We estimate the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the Embedded Derivatives. The fair value of the debt was determined to be $71.2 million and $72.6 million at March 31, 2012 and June 30, 2011, respectively.

Summary of Interest Expense

Interest expense for the Deerfield credit facilities follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Simple interest	$1,608	$2,250	$4,883	$6,750
Amortization of the transaction fees	58	140	181	426
Amortization of the debt discounts	864	1,668	2,823	4,976
Loss on early principal payment of debt	-	-	942	-
Change in value of the Embedded Derivatives	(1)	(32)	192	(364)
Total interest expense on the Deerfield Credit Facility	$2,529	$4,026	$9,021	$11,788

In October 2011 we made an early principal payment to Deerfield of $4.2 million which resulted in a proportional write-off of unamortized debt issuance costs and debt discount fees in the amount of $942 thousand.  This amount is shown above as a Loss on early principal payment of debt which is included in Interest expense.

Comerica Term Loan

As of March 31, 2012, the term loan with Comerica Bank had an interest rate of 3.25% per annum. The following table shows actual interest paid and amortization of loan transaction fees that were charged to Interest expense.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Simple interest	$122	$119	$368	$371
Amortization of the transaction fees	27	27	81	81
Total interest expense on Comerica Loan	$149	$146	$449	$452

The estimated fair value of the term loan was determined using a discounted cash flow model and was calculated at $14.9 million as of March 31, 2012 and June 30, 2011.

Commitment Schedule

Array is required to make principal payments under the Deerfield credit facilities and the Comerica term loan as follows (dollars in thousands):

For the twelve months ended March 31,
2013	$150
2014	14,700
2015	-
2016	72,562
2017	20,000
$107,412

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date.  Share-based compensation arrangements include stock option grants under the Option Plan and the ability to purchase common stock at a discount under the Employee Stock Purchase Plan, or ESPP.  The fair value of all stock options granted by Array and shares issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. We recognize share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 12 - Employee Compensation Plans to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011 for more information about the assumptions we used under this valuation methodology.   During the quarters ended March 31, 2012 and 2011, we made no material changes to these assumptions.

The table below shows options issued to purchase additional shares and compensation expense for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Shares of stock authorized to be issued under new options	1,229,889	1,083,025	1,501,489	1,296,325
Stock option compensation expense (in thousands)	414	640	1,465	2,298
ESPP compensation expense (in thousands)	63	129	167	472

As of March 31, 2012, there was $3.2 million of unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under our equity plans, which we expect to recognize over a weighted-average period of 2.9 years.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Number of shares sold	-	524,184	2,935,830	1,444,677
Average price per share	$-	$3.06	$2.50	$3.19
Gross proceeds (in thousands)	$-	$1,603	$7,344	$4,610
Commissions (in thousands)	$-	$(48)	$(220)	$(138)
Other costs (in thousands)	$-	$(27)	$(75)	$(86)

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

On May 3, 2011, we issued and sold to Deerfield 10,135 shares of our Series B Convertible Preferred Stock, for an aggregate purchase price of $30 million, pursuant to the terms of a Securities Purchase Agreement as discussed in Note 8 – Long-Term Debt in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission on August 12, 2011. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock at the election of Deerfield.

During the quarter ended March 31, 2012, Deerfield converted 4,573.271 shares of Series B Convertible Preferred Stock into 4,573,271 shares of common stock in a non-cash transaction pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock.

Common Stock

On February 14, 2012, we sold 23 million shares of our common stock at a public offering price of $2.60 per share. We received net proceeds from the sale of the shares, after underwriting discounts and commissions and related offering expenses, of approximately $56.1 million. We intend to use the net proceeds from this offering to fund research and development efforts, including clinical trials for Array’s proprietary candidates, and for general corporate purposes.

NOTE 9 – EMPLOYEE BONUS

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

As of March 31, 2012, we accrued $2.9 million in Accrued Compensation and Benefits for the fiscal 2012 Performance Bonus Program.  As of June 30, 2011, we had accrued in Accrued Compensation and Benefits $3.3 million for the Performance Bonus Programs.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include upfront, milestone and/or royalty payments, our ability to realize upfront milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 we filed with the Securities and Exchange Commission on August 12, 2011, under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report, and in other reports we file with the Securities and Exchange Commission. All forward-looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

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

The five wholly owned programs that we are developing internally are:

Program		Target and Indication	Clinical Status
1.	ARRY-520	KSP inhibitor for multiple myeloma or MM	Phase 2

2.	ARRY-797	p38 inhibitor for pain	Phase 2

3.	ARRY-502	CRTh2 inhibitor for asthma	Phase 2

4.	ARRY-614	Dual p38/Tie2 inhibitor for myelodysplastic syndromes	Phase 1

5.	ARRY-981	GPR-119 inhibitor for the treatment of diabetes	GLP Tox

In addition to these development programs, our most advanced partnered drugs in clinical development are:

Clinical
Program		Target and Indication	Partner	Status

1	Selumetinib (AZD6244)	MEK inhibitor for cancer	AstraZeneca	Phase 2

2.	MEK162 (ARRY-162)	MEK inhibitor for cancer	Novartis	Phase 2

3.	AMG 151 (ARRY-403)	Glucokinase activator for Type 2 diabetes	Amgen	Phase 2

4.	ASLAN001 (ARRY-543)	HER2/EGFR inhibitor for cancer	ASLAN	Phase 2

5.	Danoprevir (RG7227)	Protease inhibitor for Hepatitis C virus	InterMune - developed by Roche	Phase 2

6.	LY2603618	Chk-1 inhibitor for cancer	Eli Lilly	Phase 2

8	GDC-0068	AKT inhibitor for cancer	Genentech	Phase 2

7.	VTX-2337	Toll-like receptor for cancer	VentiRx	Phase 1b/2

9	GDC-0575 (ARRY-575) and GDC-0425	Chk-1 inhibitors for cancer	Genentech	Phase 1

10.	ARRY-382	cFMS inhibitor for cancer	Celgene (option)	Phase 1

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

We have built our proprietary clinical and discovery pipeline programs through spending $504.5 million from our inception in 1998 through March 31, 2012. During the first nine months of fiscal 2012, we spent $41.8 million in research and development for proprietary programs.  In fiscal 2011, we spent $63.5 million in research and development expenses for proprietary drug discovery, compared to $72.5 million and $89.6 million for fiscal years 2010 and 2009, respectively. Since December 2009, we signed strategic collaborations with Amgen, Genentech and Novartis. Together these collaborations entitled Array to $133.0 million in initial payments, over $2.2 billion in potential milestone payments if all clinical and commercialization milestones under the agreements are achieved plus double digit royalties and/or commercial co-detailing rights. We currently expect to earn approximately $20.0 to $30.0 million in milestones from existing collaborations during calendar year 2012. We have received a total of $566.0 million in research funding and in upfront and milestone payments from our collaboration partners from inception through March 31, 2012.

Our significant and / or recent collaborators under our partnered programs include:

•                  Amgen – We entered into a worldwide strategic collaboration with Amgen in December 2009 to develop and commercialize our glucokinase activator, AMG 151, and to discover potential back-up compounds for AMG 151.  AMG 151 is currently advancing in a Phase 2 trial in patients with Type 2 diabetes.

•                  ASLAN Pharmaceuticals – We entered into a collaboration and license agreement with ASLAN Pharmaceuticals in July 2011 to develop our HER2 / EGFR inhibitor, ASLAN001/(ARRY-543), which is currently advancing in a Phase 2 trial for solid tumors.

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

•                  Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008, 2009 and 2011, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer currently in a Phase 2 trial. The other programs under this collaboration are in preclinical development. In August 2011, we entered into an oncology partnership with Genentech for the development of each company’s small-molecule Checkpoint kinase 1 (Chk-1) program. The programs include Genentech’s compound GDC-0425 (RG7602), currently in Phase 1, and our compound, GDC-0575 (ARRY-575), which is entering a Phase 1 trial in cancer patients.

•                  InterMune (program acquired by Roche) – We entered into a collaboration with InterMune in 2002, which resulted in the joint discovery of danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche acquired danoprevir from InterMune in 2010. Danoprevir is currently in Phase 2b clinical trials.

•                  Novartis – We entered into a worldwide strategic collaboration with Novartis in April 2010 to develop and commercialize our MEK inhibitor, MEK162, and other MEK inhibitors identified in the agreement.  Novartis is planning or currently recruiting patients for nine clinical trials, including two Phase 2 trials and six Phase 1b trials in combination with other targeted agents in selected patients and two Phase 1 trials.

Fiscal Periods

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2012 refers to the fiscal year ending June 30, 2012 and the third or current quarter refers to the quarter ended March 31, 2012.

Business Development and Collaborator Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals.

In general, our collaborators may terminate their collaboration agreements with 90 to 180 days’ prior notice. Our agreement with Genentech can be terminated with 120 days’ notice. Celgene may terminate its agreement with us with six months’ notice. Amgen may terminate its agreement with us at any time upon notice of 60 or 90 days depending on the development activities in progress at the time of such notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days prior notice.

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

Revenue Recognition

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

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 — Long-term Debt to the financial statements in this Quarterly Report on Form 10-Q and in Note 8 — Long-Term Debt to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as filed with the SEC on August 12, 2011. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification of the debt, or as an extinguishment and issuance of new debt.

We currently have two embedded derivatives related to our long-term debt with Deerfield, which we collectively refer to as the “Embedded Derivatives,” consisting of (1) a variable interest rate structure that is based on our available cash, cash equivalents and marketable securities and (2) Deerfield’s right to accelerate the loan upon certain changes of control of Array, which is considered a significant transaction contingent put option.

The estimated fair value of the Embedded Derivatives was determined based on management’s judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values. For example, the value of the Embedded Derivatives as of March 31, 2012 of $733 thousand is based on the assumption that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of ten months out of the remaining 54 months of the facility. If conditions and the resulting assumptions were to change such that it was assumed that the total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a total of 30 months out of the remaining 54 months of the facility, the average effective interest rate would increase to 8.1%. This change would cause the Embedded Derivative value to increase by approximately $830 thousand and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss. Further, if conditions and the resulting assumptions were to change such that it was assumed that our total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a total of the same 30 months and also fall further to between $30 and $40 million as of the end of a total of eight additional months, the effective interest rate would increase to 8.7%. This change would cause the embedded derivative value to increase by $2.1 million from the current level and would result in a charge of the same amount to the Statement of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively We adopted this disclosure standard in the third quarter of fiscal 2012 and adoption of this standard did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued FASB ASU No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS.  This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance will not impact our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Results of Operations

License and Milestone Revenue

License and Milestone Revenue is combined and consists of upfront license fees and ongoing milestone payments from collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended March 31,		Change 2012 vs. 2011		Nine Months Ended March 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

License revenue	$12,589	$10,225	2,364	23%	43,485	32,319	11,166	35%
Milestone revenue	3,381	3,682	(301)	-8%	10,142	5,512	4,630	84%
Total revenue	$15,970	$13,907	$2,063	15%	$53,627	$37,831	$15,796	42%

License revenue increased $2.4 million, or 23%, for the current quarter compared to the same period last year.  During the current quarter and year to date, we recognized $5.2 million and $20.3 million, respectively, under the August 2011 Chk-1 license agreement with Genentech.  These increases were partially offset by less revenue recognized under the Celgene collaboration due to our revised estimate of the remaining performance period effective October 1, 2011 as discussed in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.

Milestone Revenue increased for the current quarter and year to date compared to the same periods last year due to recognition of milestone payments during those periods from Celgene and Genentech that exceeded milestone payments recognized during the comparable periods in fiscal 2011 and the accelerated recognition of Celgene milestone revenue as discussed in Note 4 – Deferred Revenue to the accompanying Condensed Financial Statements.  These increases were partially offset by reduced milestone revenue from our collaboration with Novartis in fiscal 2012 compared to fiscal 2011.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended March 31,		Change 2012 vs. 2011		Nine Months Ended March 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Collaboration revenue	$ 3,143	$ 3,934	$ (791)	-20%	$ 10,844	$15,024	$ (4,180)	-28%

Collaboration revenue decreased in the current quarter and year to date compared to the same periods last year due to having fewer scientists engaged on the Genentech program, the completion of funded discovery research under our collaboration with Amgen, as well as less revenue from Amgen and Novartis for reimbursed development activities.  These decreases were partially offset by revenue recognized under a new collaboration with DNA BioPharma and additional funded research under our collaboration with Celgene during the current quarter.

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

Below is a summary of our Cost of Revenue (dollars in thousands):

	Three Months Ended March 31,		Change 2012 vs. 2011		Nine Months Ended March 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Cost of revenue	$5,291	$6,617	$(1,326)	-20%	$18,002	$ 21,281	$(3,279)	-15%
Cost of revenue as a percentage of total revenue	28%	37%			28%	40%

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

Cost of Revenue as a percentage of total revenue for the three and nine months ended March 31, 2012 decreased because of increased License and Milestone Revenue recognized during the period, as well as a reduction in total costs.

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

Below is a summary of our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change 2012 vs. 2011		Nine Months Ended March 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Salaries, benefits and share-based compensation	$6,002	$7,184	$(1,182)	-16%	$16,600	$20,373	$(3,773)	-19%
Outsourced services and consulting	5,944	3,739	2,205	59%	13,255	9,548	3,707	39%
Laboratory supplies	1,742	2,435	(693)	-28%	4,864	7,028	(2,164)	-31%
Facilities and depreciation	2,043	2,154	(111)	-5%	6,055	6,155	(100)	-2%
Other	363	371	(8)	-2%	1,068	1,115	(47)	-4%
Total research and development for proprietary programs	$16,094	$15,883	$211	1%	$41,842	$44,219	$(2,377)	-5%

Research and Development for Proprietary Programs decreased for the current quarter and year to date compared to the same periods in the prior year because we shifted development costs incurred for our Chk-1 inhibitor GDC-0575 (ARRY-575) and our HER2/EGFR inhibitor for cancer ASLAN001/(ARRY-543) to Cost of Revenue when these programs were licensed to Genentech and ASLAN, respectively, during fiscal 2012. In addition, we spent a limited amount on these programs while the technology transfer was ongoing. Compensation-related expenses also decreased as a result of our reduction in force in June 2011.

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

Below is a summary of our General and Administrative Expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2012 vs. 2011		Nine Months Ended March 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

General and administrative	$ 3,226	$ 3,795	$ (569)	-15%	$ 10,728	$11,969	$ (1,241)	-10%

General and administrative expenses decreased during the three and nine months ended March 31, 2012 compared to the same periods in the prior year. The decreases were primarily the result of reduced compensation related expenses related to our reduction in force in June 2011 and reduced costs incurred during the periods to obtain and protect our patents.

Other Income (Expense)

Below is a summary of our Other Income (Expense) (dollars in thousands):

	Three Months Ended March 31,		Change 2012 vs. 2011		Nine Months Ended March 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Realized gains on auction rate securities, net	$-	$1,093	$(1,093)	-100%	$-	$1,891	$(1,891)	-100%
Interest income	8	31	(23)	-74%	17	391	(374)	-96%
Interest expense	(2,678)	(4,172)	1,494	-36%	(9,470)	(12,240)	2,770	-23%
Total other expense, net	$(2,670)	$(3,048)	$378	-12%	$(9,453)	$(9,958)	$505	-5%

Below is a summary of the components of Interest Expense under our credit facilities with Deerfield and our term loan with Comerica Bank (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Credit Facilities:
Simple interest	$1,608	$2,250	$4,883	$6,750
Amortization of the transaction fees	58	140	181	426
Amortization of the debt discounts	864	1,668	2,823	4,976
Loss on early principal payment of debt	-	-	942	-
Change in value of the Embedded Derivatives	(1)	(32)	192	(364)
Total interest expense on Deerfield Credit Facility	2,529	4,026	9,021	11,788

Term Loan:
Simple interest and amortization of transaction fees	149	146	449	452
Total interest expense on Comerica Loan	149	146	449	452
Total interest expense	$2,678	$4,172	$9,470	$12,240

Interest expense was lower in the third quarter of fiscal 2012 compared with the same period in fiscal 2011 as a result of reduced interest paid on the Deerfield credit facilities following the $30 million reduction of principal in May 2011, and the additional principal payment of $4.2 million in October 2011.

Interest income was lower for the quarter and year-to-date because of lower average cash balances available to invest.

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2012, we had an accumulated deficit of $562.7 million. We had net losses of $8.2 million for the quarter and $15.6 million for the nine months ended March 31, 2012. We had net losses of $56.3 million, $77.6 million and $127.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

During the first nine months of fiscal 2012, our net cash used in operations was $23.6 million.  We have historically funded our operations from upfront fees, license and milestone revenue received under collaborations and out-licensing transactions; from the issuance and sale of equity securities; and through debt provided by our credit facilities. In February 2012, we received approximately $56.1 million, after underwriting discounts and commissions and related offering expenses, in a public offering of our Common Stock. Since December 2009, we have received approximately $165.5 million under our collaborations, including the following payments:

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

Management believes that the cash, cash equivalents and marketable securities as of March 31, 2012, as well as milestone payments that we expect to receive from existing collaborations in the remainder of fiscal 2012, will enable us to continue to fund operations in the normal course of business for at least the next 12 months.  Because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include upfront and/or milestone payments.

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

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities as of March 31, 2012 are primarily related to our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	March 31,	June 30,
	2012	2011	$ Change

Cash and cash equivalents	$63,025	$48,099	$14,926
Marketable securities - short-term	36,411	15,986	20,425
Marketable securities - long-term	423	623	(200)
Total	$99,859	$64,708	$35,151

Cash Flow Activities

Below is a summary of our cash flows (dollars in thousands):

	Nine Months Ended
	March 31,
	2012	2011	$ Change

Cash flows provided by (used in):
Operating activities	$(23,568)	$(54,172)	$30,604
Investing activities	(21,349)	52,803	(74,152)
Financing activities	59,843	5,877	53,966
Total	$14,926	$4,508	$10,418

Net cash used in operating activities for the nine months ended March 31, 2012 decreased $30.6 million over the same period in the prior year.  This was primarily due to the $28.0 million upfront license fee we received from Genentech in September 2011.  There was no similar payment during the corresponding period in fiscal 2011.

Net cash used in investing activities was $21.3 million compared to net cash provided by investing activities of $52.8 million in the nine months ended March 31, 2012 and 2011, respectively. The increased use of approximately $74.2 million is because we did not purchase additional marketable securities upon the maturity of the securities we held. As a result, cash flows provided by investing activities reflected mostly cash received upon the maturities of fewer marketable securities.

Net cash provided by financing activities was $59.8 million and $5.9 million in the nine months ended March 31, 2012 and 2011, respectively. The difference between the periods is primarily attributable to $56.1 million net proceeds received for the sale of 23 million shares of our common stock in a public offering during February 2012 and $7.0 million received for the sale of 2.9 million shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co during the current fiscal year as discussed in Note 7 – Equity Distribution Agreement. This increase in net cash provided by financing activities was reduced by the $4.2 million payment of principal under the Deerfield credit facilities.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2012 (dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$150	$14,700	$92,562	$-	$107,412
Interest on debt obligations (3) (4)	6,913	13,149	3,109	-	23,171
Operating lease commitments (2)	8,148	16,466	10,687	-	35,301
Purchase obligations (2)	16,622	1,903	-	-	18,525
Total	$31,833	$46,218	$106,358	$-	$184,409

(1)           Reflected in the accompanying Condensed Balance Sheets.

(2)           These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)           Interest on the variable debt obligations under the term loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of March 31, 2012.

(4)           Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of March 31, 2012.

We are obligated under non-cancelable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of March 31, 2012 were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $16.0 million are for outsourced services for clinical trials and other research and development costs. Purchase obligations totaling $740 thousand are for software related expenses. The remaining $1.8 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2012, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point (1%) change in interest rates and security prices would impact our annual net loss positively or negatively by approximately $999 thousand based on the current balance of $99.9 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of March 31, 2012, we had $107.4 million of debt outstanding, exclusive of the debt discount of $16.4 million. The term loan with Comerica Bank of $14.9 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of March 31, 2012 would result in a change in our annual interest expense of $149 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of March 31, 2012 would result in a change in our annual interest expense of $926 thousand.

Historically and as of March 31, 2012, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and in other reports we file with the Securities and Exchange Commission. There have been no changes to the risk factors described in our Annual Report on Form 10-K during the third quarter of fiscal 2012 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*	Second Amendment to Drug Discovery and Development Agreement, effective as of January 8, 2012 by and between Celgene Corporation and Array BioPharma Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

* Confidential treatment of redacted portions has been applied for.

** Furnished electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 3rd day of May 2012.

ARRAY BIOPHARMA INC.

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer and Duly Authorized Officer)