Form 10-K
period 2012-06-30
ARRAY BIOPHARMA INC
filed 2012-08-16
CIK 1100412

Use these links to rapidly review the document

INDEX TO THE FINANCIAL STATEMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2011 (based upon the closing sale price of such shares as of the last trading day of the second fiscal quarter ended December 31, 2011, on the NASDAQ Global Market) was $76,832,196. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant's class of common stock as of August 10, 2012: 92,081,519.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on Form 14A for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

Array BioPharma Inc. and the Array BioPharma Inc. logo are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

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

Market and Industry Data

Unless otherwise indicated, information contained or incorporated by reference in this Annual Report concerning the cancer market, the pain market, the drug market and our other markets, including our general expectations and market position, market opportunity and market share, is based on information from independent industry analysts and third party sources and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable.

We have not independently verified or verified with any independent source any third-party information and cannot assure you of its accuracy or completeness. In addition, while we believe the market position, market opportunity and market share information included in this Annual Report is generally reliable, such information is inherently imprecise. Such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the heading "Risk Factors."

ITEM 1 — BUSINESS

Our Business

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small-molecule drugs to treat patients afflicted with cancer and inflammatory diseases. Array is evolving into a late-stage development company, with two wholly-owned programs, ARRY-614 and ARRY-520, and three partnered programs, selumetinib partnered with AstraZeneca, MEK162 partnered with Novartis, and danoprevir, an NS3 protease inhibitor, partnered with InterMune / Roche, having the potential to begin pivotal trials by the end of calendar year 2013.

Array's most advanced proprietary clinical programs include:

Proprietary Program	Indication	Clinical Status

1. ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma	Phase 2
2. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3. ARRY-797	p38 inhibitor for pain	Phase 2
4. ARRY-502	CRTh2 antagonist for asthma	Phase 2

In addition, Array has 10 partner-funded clinical programs, including two MEK inhibitors in Phase 2 clinical trials, selumetinib with AstraZeneca and MEK162 with Novartis:

Drug Candidate	Indication	Partner	Clinical Status

1. Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2
2. MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 2
3. Danoprevir	Hepatitis C virus protease inhibitor	InterMune (now owned by Roche Holding AG)	Phase 2
4. AMG 151	Glucokinase activator for Type 2 diabetes	Amgen Inc.	Phase 2
5. ARRY-543/ASLAN001	HER2/EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
6. GDC-0068	AKT inhibitor for cancer	Genentech Inc.	Phase 2
7. LY2603618	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8. GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech Inc.	Phase 1b
9. ARRY-382	cFMS inhibitor for cancer	Celgene Corporation	Phase 1
10. VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 1b

We also have a portfolio of proprietary and partnered drug discovery programs generated by our internal discovery efforts. Our internal drug discovery programs include inhibitors that target Trk receptors for the treatment of pain and G-protein-coupled receptor 119 for the treatment of diabetes. We may choose to out-license select promising candidates through research partnerships.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Our significant collaborators include:

  •
  Amgen – We entered into a worldwide strategic collaboration with Amgen in December 2009 to develop and commercialize our glucokinase activator, AMG 151, which is currently in Phase 2 development for Type 2 diabetes, and to discover potential back-up compounds for AMG 151.

  •
  ASLAN Pharmaceuticals – We entered into a collaboration and license agreement with ASLAN Pharmaceuticals in July 2011 to develop Array's HER2 / EGFR inhibitor, ARRY-543, or ASLAN001, which is currently in a Phase 2 clinical trial in patients with gastric cancer.

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

  •
  Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer, which is currently in a Phase 2 trial.

    In August 2011, we entered into an oncology partnership with Genentech for the development of each company's small-molecule Checkpoint kinase 1 (Chk-1) program. The programs include Genentech's compound GDC-0425 (RG7602) and Array's compound, GDC-0575, both of which are in Phase 1 clinical trials in patients with cancer.

  •
  Novartis – We entered into a worldwide strategic collaboration with Novartis in April 2010 to develop and commercialize our MEK inhibitor, MEK162, and other MEK inhibitors identified in the agreement. MEK162 is currently in numerous Phase 1b and Phase 2 clinical trials in patients with cancer.

  •
  InterMune (program acquired by Roche) – We entered into a collaboration with InterMune in 2002, which resulted in the joint discovery of danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche Holding AG acquired danoprevir from InterMune in 2010. Danoprevir is currently in Phase 2b clinical trials.

Business History

We have built our clinical development and drug discovery programs through spending $520.8 million from our inception in 1998 through June 30, 2012. In fiscal 2012, we spent $56.7 million in research and development expenses for proprietary drug discovery, compared to $63.5 million and $72.5 million for fiscal years 2011 and 2010, respectively.

We have received a total of $577.9 million in research funding and in up-front and milestone payments from our collaboration partners from inception through June 30, 2012, including $174 million in initial payments from our strategic collaborations with Amgen, Genentech and Novartis we entered into over the past 32 months. These three collaborations entitle Array to receive up to over $2.2 billion in additional potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, double digit royalties and/or commercial co-detailing rights. With our other existing partnered programs, Array is entitled to receive a total of over $3.6 billion in additional potential milestone payments if we or our collaborators achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from 11 drug research and development programs.

Our Strategy

We are building a fully integrated, commercial-stage biopharmaceutical company that discovers, develops and markets safe and effective small molecule drugs to treat patients afflicted with cancer and inflammatory diseases. We intend to accomplish this through the following strategies:

  •
  Invent targeted small molecule drugs that are either first-in-class or second generation drugs that demonstrate a competitive advantage over drugs currently on the market or in clinical development.

  •
  Selectively develop and commercialize our drugs to maximize their overall value. As our first drug nears approval, we plan to build a U.S.-based therapeutically-focused sales force to commercialize or co-promote drugs we wholly own or for which we retain development rights in certain geographic areas.

  •
  Implement a partnering strategy in which we retain U.S. commercial and/or co-promotion rights for drugs that can be distributed through a therapeutically specialized sales force and partner select early-stage programs for continued research and development to receive research funding plus significant milestone payments and royalties.

Our out-license and collaboration agreements with our partners typically provide for up-front payments, research funding, success-based milestone payments, co-detailing rights and/or royalties on product sales. These agreements may also be structured to share in the proceeds received from a collaborator resulting from the further development or commercialization of resulting drugs.

We intend to continue to pursue partnering opportunities for our research and development programs to provide funding, development, manufacturing and commercial resources and may seek co-development or co-commercialization rights worldwide or limited to certain geographic areas. We plan to advance and commercialize our most promising development assets internally, which we believe will maximize their value. We are also identifying certain programs to partner earlier during discovery or preclinical development with the goal of optimizing the potential return for Array on these programs.

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Our largest or most advanced collaborations include our agreements with Amgen, ASLAN Pharmaceuticals, AstraZeneca, Genentech, InterMune/ Roche and Novartis. Under some of these collaborations, such as with Novartis for MEK162, we continue development work that is funded all or in part by our partners. Under some of our other partnered programs, our involvement in the development or research phase has ended but we retain the right to receive clinical and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research partnerships with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these partnerships, we also perform process research and development, perform clinical development and manufacture clinical supplies.

Information about our collaborators that comprise 10% or more of our total revenue and information about revenue we receive within and outside the U.S. can be found in Note 2 – Segments, Geographical Information and Significant Collaborators to the accompanying audited financial statements included elsewhere in this Annual Report.

Proprietary Programs

Below is a description of the four most advanced clinical programs that we are developing, their stage in the drug development process and our expected future development plans. Each of these programs is wholly-owned by Array.

Drug Candidates		Current Development Status	Future Development Plan
ARRY-520	KSP	Phase 2 single agent and Phase 1b combination trials in patients with multiple myeloma.	Complete and report data from the Phase 2 and 1b trials and, if positive results, advance into registration studies.
ARRY-614	p38/Tie2	Phase 1 dose escalation trial with an optimized formulation in patients with myelodysplastic syndromes.	Meet with the FDA to discuss development plan to support registration. If continued positive results with the optimized formulation, advance into registration studies.
ARRY-797	p38	Completed Phase 2 randomized, double blind study in osteoarthritis patients.	Seek an appropriate partner to maximize value of ARRY-797, given the scope of a development program in pain.
ARRY-502	CRTh2	28-day Phase 2 trial in patients with asthma.	Report top-line results from Phase 2a trial and seek to partner.

1.     ARRY-520 — KSP Program for Multiple Myeloma

ARRY-520 is a potent, selective KSP inhibitor; its mechanism of action is distinct from other drugs used to treat MM. In preclinical studies, ARRY-520 treatment resulted in a rapid onset of apoptosis in tumor cells that depend on the MCL-1 survival protein. MM and other hematologic cancers frequently depend on MCL-1 as a key survival protein, which supports investigation of ARRY-520 in MM. In clinical studies, ARRY-520 has demonstrated durable, single-agent activity in patients with MM that is refractory to both Velcade® (bortezomib) and Revlimid® (lenalidomide), a population with significant unmet therapeutic needs. ARRY-520 is highly active in animal models of MM and synergy was observed when combined with Velcade or Revlimid. These data support the ongoing investigation of ARRY-520 in combination with Velcade and KyprolisTM (carfilzomib), which may enable development opportunities in earlier lines of therapy.

Array presented Phase 1 and Phase 2 clinical data for ARRY-520 at the December 2011 Annual Meeting of the American Society of Hematology (ASH). In these studies, ARRY-520 showed preliminary clinical activity in heavily pre-treated patients with MM and was generally well-tolerated.

In the Phase 2 trial, ARRY-520 demonstrated promising activity in patients with relapsed or refractory MM who had received both a proteasome inhibitor and an IMiD-based regimen. Objective responses (≥MR) were observed in six patients (19%), with four confirmed partial responses and two minor responses. Importantly, ARRY-520 demonstrated an 18% response rate (minor response or better) in patients with MM refractory to both Revlimid and Velcade.

Development Status:    During fiscal 2012, we:

  •
  continued a Phase 2 trial in combination with dexamethasone in patients with MM refractory to Revlimid, Velcade and dexamethasone therapy;
  •
  continued a Phase 1b trial of ARRY-520 in combination with Velcade plus dexamethasone in patients with relapsed and refractory MM; and
  •
  collaborated with M.D. Anderson and Onyx Therapeutics, Inc. on an investigator-sponsored Phase 1b study of ARRY-520 in combination with Kyprolis™ (carfilzomib) in patients with relapsed or refractory MM who are refractory or intolerant to Velcade.

During fiscal 2013, we plan to:

  •
  report results from the Phase 2 study of ARRY-520 in combination with dexamethasone, interim results from the Phase 1b study of ARRY-520 in combination with Velcade and dexamethasone and interim results from the Phase 1b study of ARRY-520 in combination with Kyprolis; and
  •
  pending positive results in either of the above trials, define a path to late stage development for ARRY-520 in MM.

2.     ARRY 614 — p38/Tie2 Program for Myelodysplastic Syndromes

ARRY-614's dual p38/Tie2 inhibitor offers a unique mechanism of action for the treatment of myelodysplastic syndromes (MDS). p38 and Tie2 are dysregulated in the bone marrow of patients with MDS. ARRY-614 enables the repopulation of red blood cells, platelets and neutrophils and is believed to restore bone marrow function by blocking myelosuppression. ARRY-614 inhibits inflammation and cytokine-dependent tumor growth in preclinical models.

MDS are diseases characterized by over-production of myelosuppressive cytokines leading to aberrant apoptosis in hematologic progenitor cells and peripheral cytopenias. p38 MAP kinase (p38) is implicated in dysregulation of apoptosis and myelosuppressive cytokine signaling and production. Tie2 may affect this process by promoting cytokine production and altering stromal cell quiescence. It is hypothesized that disrupting cytokine-driven apoptosis in the normal progenitors and stromal cells may improve hematopoiesis in MDS patients.

Array presented positive clinical data for ARRY-614 at the December 2011 ASH and June 2012 European Hematology Association (EHA) meetings. ARRY-614 demonstrated activity as measured by hematologic improvement (increased neutrophils, platelets and/or red blood cells) in patients with MDS and was generally well-tolerated.

In a Phase 1 dose-escalation/expansion trial of 44 evaluable patients, ARRY-614 demonstrated activity as a single agent in patients with low or intermediate-1 risk MDS under the International Prognostic Scoring System (IPSS) and for whom treatments with approved therapies have failed, including hypomethylating agents and Revlimid. There was a 38% response rate for hematologic improvement in patients receiving the highest dose of 1200 mg daily (n=16). At this dose, ARRY-614 demonstrated multilineage hematologic improvement in 67% of the responders, improving more than one cytopenia (neutropenia, thrombocytopenia and/or anemia).

Hematologic improvement with ARRY-614 was durable (five-month median response duration), with multiple patients remaining on therapy for over twelve months. Clinically significant hematologic toxicity was minimal. Observed changes in pharmacodynamic markers included p38-dependent normalization of plasma erythropoietin, as well as decreases in phospho-p38 and disease-related apoptosis in the bone marrow.

Development Status:    During fiscal 2012, we initiated a second dose-escalation Phase 1 trial using an optimized formulation in patients with MDS. During the next fiscal year, we plan to meet with the FDA to discuss the development plan to support registration, finish the ongoing Phase 1 trial and, given continued positive results, initiate a potential registration study in patients with MDS.

3.     ARRY-797 — p38 Program for Pain

p38 regulates production of the pro-inflammatory cytokines TNF and IL-1, both mediators of inflammation, and PGE2, a significant mediator of pain. ARRY-797 is a novel, oral, selective p38 inhibitor with a mechanism of action unique from that of currently approved pain medications. Compared to other p38 inhibitors, ARRY-797 has distinct properties: it is highly selective, has exceptional potency in whole blood samples, has a differentiated pharmacokinetic profile and is highly water soluble.

In two Phase 2 acute dental pain studies, ARRY-797 achieved statistically significant analgesic effects. In the course of clinical development to date, over 450 subjects/patients have received at least one dose of ARRY-797. In these mostly short-duration studies, ARRY-797 was generally well-tolerated with common adverse events including dizziness, headache, diarrhea and nausea, mostly mild in severity and with no clear relation to dose or duration of exposure. Post-hoc analyses of a 28-day rheumatoid arthritis study and a 12-week ankylosing spondylitis study of ARRY-797 in a small number of patients conducted in 2009 suggested pain relief with ARRY-797.

In July 2012, Array announced that ARRY-797, a non-opioid, met its primary endpoint in a randomized, placebo-controlled and active-controlled (oxycodone ER) Phase 2 clinical trial in 157 osteoarthritis patients suffering from moderate to severe knee pain despite the use of non-steroidal anti-inflammatory drugs (NSAIDs). Patients in all treatment groups continued using NSAIDs throughout the trial. Treatment with ARRY-797 resulted in a statistically significant reduction in pain over a 28-day period compared to placebo, as measured using the Western Ontario and McMaster Universities Arthritis Index (WOMAC®) pain subscale (a 0 - 10 numerical pain rating scale). Patients receiving ARRY-797 experienced a mean reduction in the WOMAC pain subscale score at day 28 vs. baseline that was 0.8 greater than those receiving placebo (2.4 vs. 1.6; one-sided p = 0.0247). Oxycodone ER was used as the active control for the trial and achieved improvement of 0.28 versus placebo due to a higher discontinuation rate. ARRY-797 also showed improvement relative to placebo or oxycodone ER in additional measures including, WOMAC physical function, WOMAC stiffness and the Patient's Treatment Satisfaction Measure. The discontinuation rate due to adverse events was higher in patients treated with oxycodone ER (34%) than for either the ARRY-797 (6%) or placebo (8%) treatment groups. In patients completing the trial, the reduction in WOMAC pain observed for ARRY-797 was comparable to that seen with oxycodone ER. In this trial, ARRY-797 was considered overall to be well-tolerated at the selected dose of

400 mg twice-daily. The most common adverse events observed in patients treated with ARRY-797 were dizziness, diarrhea and nausea, which were mainly mild in severity. ARRY-797 treatment was associated with sporadic, transient increases in creatine kinase and aspartate aminotransferase. Mild prolongations of the QTc interval and sustained decreases in systolic and diastolic blood pressure were also observed.

To further explore the safety and tolerability of ARRY-797, Array is currently conducting a multiple ascending dose trial in healthy volunteers at doses up to 2.5-fold higher than those evaluated in the osteoarthritis pain trial. ARRY-797 has been well-tolerated in this trial to date, and greater QTc prolongations were observed at these higher dose levels. No subject in either trial exhibited an absolute QTc interval greater than 500 msec or a change from baseline greater than 60 msec, two values cited by regulatory authorities, including the FDA, as thresholds of particular concern for cardiac arrhythmia. We believe these QTc observations warrant further evaluation.

Development Status:    Array believes ARRY-797 has an opportunity to address a significant unmet medical need in both acute and chronic pain. Given the scope of a development program in pain, Array will seek an appropriate partner to maximize the value of this drug.

4.     ARRY-502 — CRTh2 Program for Asthma

ARRY-502, an oral CRTh2 antagonist, has the potential to be an effective treatment for patients with asthma, particularly those with severe disease, and may have advantages over competitor molecules in development. In various preclinical models of allergic inflammation, ARRY-502 has demonstrated a high level of anti-inflammatory activity. In a randomized, double-blind, 14-day multiple ascending dose Phase 1 trial when ARRY-502 was dosed to healthy subjects, ARRY-502 was well-tolerated at all doses evaluated, with all treatment-related adverse events being mild. Dose proportional increases in ARRY-502 exposure were observed with overall low inter-subject variability. ARRY-502 provided robust and sustained pharmacodynamic activity in this Phase 1 trial.

Inappropriate inflammatory responses to environmental allergens underlie allergic reactions such as allergic asthma, allergic rhinitis and atopic dermatitis, which collectively affect up to 20% of the United States population. Despite the range of treatments used to treat allergic asthma, there remains a significant need for patients with severe asthma as well as for more convenient, safe and effective therapies for those with mild to moderate persistent asthma. Although severe asthma affects only approximately 10% of the asthmatic population, the condition results in approximately 60% of total healthcare costs associated with asthma. Currently, few treatment options exist for patients with severe asthma.

In severe allergic asthma, there is emerging evidence suggesting that a greater presence of the mediator prostaglandin D2, or PGD2, and an upregulation of CRTh2, the biologically relevant receptor for PGD2-mediated allergic response, that is expressed on inflammatory cells, may play a particularly important role in more pronounced symptoms of asthma such as coughing, difficulty breathing, lower lung function and possibly exacerbations. Activation of CRTh2 has been shown to result in chemotaxis and activation of inflammatory cells and stimulate the production of cytokines that are thought to drive asthma pathophysiology, particularly in the Th2-signature population.

Based on the role of CRTh2 in mediating the actions of PGD2, selective antagonism of CRTh2 presents an attractive therapeutic approach to the treatment of allergic diseases spanning the severity spectrum. In addition, there is a potential for patient selection in allergic asthmatics which would increase the likelihood of successful treatment. There are selective antagonists of CRTh2 in various stages of clinical development with compounds currently being evaluated in Phase 2 studies in allergic rhinitis, asthma and eosinophilic esophagitis.

Development Status:    Array is continuing a randomized, double-blind, six week, 180 patient, Phase 2 trial in persistent asthma. Array expects top-line results from this trial during the second quarter of calendar 2013 and intends to seek a partner for further development of ARRY-502 in this large market disease.

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

1.     AstraZeneca — Selumetinib and AZD8330 — MEK Program

In December 2003, we entered into an out-licensing and collaboration agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications, including AZD8330, which we invented during the collaboration. We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. To date, we have earned $21.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $75 million and royalties on product sales.

Under this collaboration, we were responsible for Phase 1 clinical testing, which we completed in 2004, and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration.

MEK is a key protein kinase in the RAS/RAF/MEK/ERK pathway, which signals cancer cell proliferation and survival. MEK has been shown to be frequently activated in cancer, in particular in tumors that have mutations, including BRAF and NRAS, in the RAS and RAF pathways. Selumetinib is a small molecule MEK inhibitor that targets a key position in this pathway.

Development Status:    Selumentinib is currently in Phase 2 development in a range of solid tumors. There were two presentations of significant data for selumetinib during fiscal 2012, which are summarized below.

Phase 2 trial in patients with KRAS non-small cell lung cancer (NSCLC) – Data was presented in June 2012 at the American Society of Clinical Oncology (ASCO) Annual Meeting from a double-blind, randomized Phase 2 study conducted by AstraZeneca comparing the efficacy of selumetinib in combination with docetaxel versus docetaxel alone in second-line therapy in 87 patients with KRAS-mutation positive locally advanced or metastatic NSCLC (Stage IIIB — IV). This study showed statistically significant improvement in progression-free survival, objective response rate, and alive and progression-free at six months as well as a trend for improvement in median overall survival in favor of selumetinib in combination with docetaxel versus docetaxel alone (9.4 mo vs 5.2 mo; 56 events, median follow-up 219 days) but did not reach statistical significance. Hazards were non-proportional (HR 0.80; 80% CI 0.56, 1.14; 1-sided p=0.2069). All secondary endpoints, including response rate (selumetinib/docetaxel 37%, docetaxel 0%; p<0.0001) and progression free survival (selumetinib/docetaxel 5.3 mo, docetaxel 2.1 mo; 71 events; HR = 0.58; 80% CI 0.42, 0.79; 1-sided p=0.0138), were significantly improved for selumetinib in combination with docetaxel versus docetaxel alone.

The tolerability profile of selumetinib in combination with docetaxel was consistent with previously conducted studies. There was an increased incidence of Grade 3 or 4 neutropenia and febrile neutropenia and of Grade 1 or 2 diarrhea in patients receiving the selumetinib combination versus docetaxel alone.

This study was the first completed randomized combination trial with a MEK inhibitor in KRAS mutant advanced NSCLC and Array believes was the first prospective study to demonstrate clinical benefit as defined by response rate and progression free survival of a targeted therapy for patients with KRAS mutant cancer of any type. Approximately 20 to 25 percent of the NSCLC patient population has the KRAS mutation which amounts to approximately 160,000 patients globally. Currently, patients with KRAS NSCLC have a poor prognosis with limited treatment options. Targeting MEK dependent tumors with selumetinib demonstrates the potential of a personalized approach to medicine in the treatment of cancer and suggests that further clinical evaluation of selumetinib in KRAS mutation positive NSCLC patients is warranted.

Phase 2 trial in patients with recurrent low-grade serous ovarian or peritoneal cancer – In April 2012, the Gynecologic Oncology Group presented results of a Phase 2 trial with selumetinib in women with recurrent low-grade serous ovarian or peritoneal cancer at the American Association for Cancer Research Annual Meeting. This trial was funded by the National Cancer Institute and run by the Gynecologic Oncology Group.

In the reported trial, 52 women each received 100-mg doses of selumetinib orally twice daily in four-week cycles until disease progression or toxicity. The median number of cycles received was 4.5; 33% received 12 or more cycles. Prior to the trial, 58% of the patients in the trial had received three or more rounds of chemotherapy. The disease control rate, defined as either complete or partial response or progression-free survival or progression-free survival of greater than 6 months, was 81% of patients. Eight patients had complete (1) or partial (7) responses, and 34 (63%) had progression-free survival of greater than 6 months. The median survival rate without cancer progression was 11 months. Only three patients experienced grade 4 adverse events.

There are 38 on-going trials with selumetinib, including trials in NSCLC, thyroid cancer, melanoma, ocular melanoma, hepatocellular cancer, rectal cancer, colorectal cancer, pancreatic cancer and breast cancer.

2.     Novartis — MEK162 and MEK300 — MEK Inhibitor Program

In April 2010, we granted Novartis, under a License Agreement, the exclusive worldwide right to develop and commercialize MEK162. Under the agreement, we are responsible for completing the on-going single agent Phase 1 clinical trial of MEK162 and may conduct further development of MEK162 in a specific cancer indication. Novartis is responsible for all other development activities. Novartis is also responsible for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In connection with signing the agreement, Novartis paid us $45 million, comprising an up-front fee and an initial milestone payment. In April 2011, we received a $10 million clinical research milestone from Novartis after Novartis had its first patient visit in a Phase 2 clinical trial. We are also eligible under the agreement to receive up to approximately $412 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved for MEK162 and additional commercial milestone payments for MEK300 and other MEK inhibitors Novartis elects to develop under the agreement. The agreement provides Array with double- digit royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level. We will pay a percentage of development costs up to a maximum amount with annual caps. We may opt out of paying such development costs with respect to one or more products; in which case the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. and we would no longer have the right to develop or detail such product.

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

MEK162 has been administered to more than 430 patients/volunteers in clinical trials for either safety assessment or the treatment of oncology or inflammatory disease. The drug has demonstrated an acceptable safety profile and has shown clinical activity in the ongoing cancer studies.

Development Status:    MEK162 was identified by Novartis as reaching clinical proof of concept in November 2011. There are ten clinical trials of MEK162 ongoing, including two Phase 2 trials, three Phase 1b trials in combination with different PI3 kinase inhibitors and two Phase 1b trials in combination with different RAF inhibitors. Promising data on MEK162 in an ongoing Phase 2 trial of patients with BRAF and NRAS mutated advanced melanoma were presented at the 2012 ASCO Annual Meeting. In this trial, MEK162 showed clinical activity and good tolerability in patients with BRAF or NRAS melanoma. This is the first targeted therapy to show activity in patients with NRAS mutated melanoma. The ongoing Phase 2 open-label trial is being conducted by Novartis and continues to enroll patients. As of February 2012, eight of the 35 patients with BRAF mutations evaluable for response had partial responses, including two confirmed partial responses, and 13 patients demonstrated stable disease. The disease control rate was 60 percent among these patients. Of the 28 patients with NRAS mutations who were evaluable for response, six had partial responses, including three confirmed partial responses, and 13 patients had stable disease. The disease control rate was 68 percent among these patients. The median progression-free survival was 3.55 months [95% CI 2.00 - 3.81 months] for patients with BRAF mutation and 3.65 months [95% CI 2.53 - 5.39 months] for patients with NRAS mutations.

Common adverse events of all grades were consistent with data reported for the MEK inhibitor class and included rash, diarrhea, acneiform dermatitis, edema, creatine phosphokinase elevation, central serous retinopathy-like events, nausea and fatigue.

3.     InterMune (program now owned by Roche) — Danoprevir Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a collaboration with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered danoprevir. In October 2010 Roche acquired danoprevir from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. Under the terms of Array's collaboration agreement with InterMune, InterMune has an obligation to make milestone payments to us based on the selection and progress of danoprevir, as well as royalties on commercial sales of danoprevir. To date, we have received $1.8 million in milestone payments and have the potential to earn an additional $9.0 million if all clinical and commercialization milestones for danoprevir are achieved under the agreement.

Development Status:    In 2011, Roche expanded its portfolio of investigational medicines for hepatitis C through the purchase of danoprevir. The hepatitis market is evolving and, to meet the different needs of people infected with HCV, future treatment options are likely to include interferon-free, as well as interferon-containing triple- and quadruple-combination therapy regimens. Roche has several oral, direct-acting antiviral agents in late-stage development for HCV, including danoprevir, which is currently in a Phase 2 clinical trial. Roche is conducting two Phase 2 trials, MATTERHORN and INFORM-SVR, of danoprevir in combination with mericitabine, a nucleoside polymerase inhibitor being developed by Roche, with and without interferon, or IFN, in two Phase 2 trials. Roche also conducted a Phase 2 trial, DAUPHINE, of danoprevir in IFN-containing regimens for HCV.

In April 2012, Roche announced data at the Annual Meeting of the European Association for the Study of the Liver Congress from the DAUPHINE and INFORM-SVR studies. The DAUPHINE trial showed high sustained viral response (SVR) rates, maintaining undetectable viral levels 12 weeks after stopping treatment, and good tolerability with danoprevir in IFN-containing regimens for HCV. In this trial, up to 93% of genotype 1 and 100% of genotype 4 patients achieved SVR12 with ritonavir-boosted danoprevir, IFN and ribavirin, considered a clinical cure. In the INFORM-SVR Phase 2 trial, 71% of genotype 1b patients achieved SVR12 with boosted danoprevir, mericitabine and ribavirin as part of an IFN-free regimen. Results from a third MATTERHORN Phase 2 trial evaluating danoprevir in combination with mericitabine are currently expected during the second half of 2012.

4.     ASLAN Pharmaceuticals — ASLAN001 (ARRY-543) — HER2 /EGFR Program

In July 2011, we entered into a collaboration agreement with ASLAN Pharmaceuticals to develop Array's HER2 / EGFR inhibitor, ASLAN001 (ARRY-543), which is currently in Phase 2 development in patients with gastric cancer in Asia. Under the agreement, ASLAN is funding and developing ASLAN001 through clinical proof of concept. Upon achievement of proof of concept, ASLAN will identify a global partner for Phase 3 development and commercialization. Array will share a significant portion of the proceeds of such partnering transaction.

The agreement with ASLAN will remain in effect for two years after conclusion of the initial development plan, unless ASLAN has entered into a license agreement with a third party for the further development and commercialization of the program, in which case the agreement shall remain in force and effect. Either party may terminate the agreement prior to expiration of the term following breach of the agreement by the other party. ASLAN is responsible for diligently advancing development ASLAN001 under an agreed upon development plan.

ASLAN001 is a novel, selective and oral HER2 / EGFR inhibitor, and has shown clinical activity in both HER2-positive and EGFR-positive tumors. Over 200 patients have received ASLAN001 either as monotherapy or in combination with chemotherapy.

Gastric cancer is a major public-health problem in East Asia. Patients with locally advanced, metastatic or recurrent disease have a poor prognosis, with an overall median survival of approximately 11 months. EGFR and HER2 receptors are commonly overexpressed together in gastric cancer. Data from pivotal studies of Herceptin® (trastuzumab), indicate that the activity of this drug is limited to the subset of patients whose disease has amplified copies of the HER2 gene. We believe ASLAN001 has the potential to augment or supersede the activity of Herceptin in this population, and in the broader population of gastric cancers that co-express both EGFR and HER2 receptors.

In a Phase 1 trial, ASLAN001 produced prolonged stable disease in patients with solid tumors who had previously failed prior treatments. Tablets of ASLAN001 were well-tolerated up to 500 mg twice daily dosing. Systemic concentrations of ASLAN001 increased with escalating doses at all dose levels tested. Sixty percent of patients receiving doses of 200 mg twice daily and higher had prolonged stable disease.

In a Phase 1 expansion cohort in patients with HER2-positive metastatic breast cancer or other ErbB-family cancer, ASLAN001 was generally well-tolerated and demonstrated evidence of tumor regression and prolonged stable disease in EGFR- and HER2-expressing cancers. Twenty-one metastatic breast cancer patients were evaluated: of the 12 with available biopsies, eight were confirmed HER2-positive. Of the confirmed patients with HER2-positive metastatic breast cancer in this study, 63% had stable disease. Clinical benefit (measured by tumor regression or stable disease) was demonstrated in five of the eight confirmed HER2 patients and patients with confirmed co-expression of HER2 and EGFR tended to have the best clinical benefit. In a cohort of patients with other cancers shown to over-express HER2 and EGFR, a patient with cholangiocarcinoma experienced a tumor marker response that was accompanied by a 25% regression of target lesions.

Development Status:    During fiscal 2012, ASLAN initiated a Phase 2 clinical trial with ASLAN001 in Asia in patients with gastric cancer.

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

Development Status:    LY2603618 is currently in multiple Phase 1b/2 clinical trials, including four that began in 2011, in cancers such as non-small cell lung and pancreatic.

6.     Amgen — AMG 151 — Glucokinase Activator Program for Type 2 Diabetes

In December 2009, Array granted Amgen the exclusive worldwide rights to our small molecule glucokinase activator (GKA) program, including AMG 151. Under the Collaboration and License Agreement with Amgen, we were responsible for completing certain Phase 1 clinical trials of AMG 151, which we completed during fiscal 2011. Amgen also funded an agreed upon number of full-time Array employees as part of the research collaboration intended to identify and advance second-generation GKAs. Amgen is responsible for the further development and commercialization of AMG 151 and any resulting second-generation compounds. The agreement also provides Array with an option to co-promote any approved GKAs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid an up-front fee of $60 million. In June 2012, Array received an $8.5 million milestone payment following achievement of a pre-defined patient enrollment milestone in a Phase 2a trial. Array is entitled to receive up to approximately $658 million in additional aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. We will also receive royalties on sales of any approved drugs developed under the agreement.

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

GKAs, such as AMG 151, represent a promising new class of drugs for the treatment of Type 2 diabetes. Glucokinase is the enzyme that senses glucose in the pancreas. Glucokinase also increases glucose utilization and decreases glucose production in the liver. GKAs regulate glucose levels via a dual mechanism of action — working in both the pancreas and the liver. The activation of glucokinase lowers glucose levels by enhancing the ability of the pancreas to sense glucose, which leads to increased insulin production. Simultaneously, GKAs increase the net uptake of blood glucose by the liver. In multiple well-established preclinical models of Type 2 diabetes, AMG 151 was highly efficacious in controlling both fasting and non-fasting blood glucose, with rapid onset of effect and maximal efficacy within five to eight once daily doses. When combined with existing standard-of-care drugs (metformin, Januvia® (sitagliptin) or Actos® (pioglitazone)), AMG 151 provided additional glucose control, which reached maximal efficacy after five to seven days of once-daily dosing. AMG 151 did not increase body weight, plasma triglycerides or total cholesterol, whether used as monotherapy or in combination with other diabetes drugs.

Development Status:    In October 2011, Amgen initiated a randomized and blinded 28-day Phase 2a trial of AMG 151 in combination with metformin in approximately 224 patients with Type 2 diabetes. The primary endpoint for this study is change in fasting plasma glucose levels from baseline to end of treatment.

7.     Genentech — GDC-0068 (RG7440), GDC-0425 (RG7602) and GDC-0575 (RG7741)

We entered into a licensing and collaboration agreement with Genentech, a member of the Roche Group, in December 2003 to develop small molecule drugs against multiple therapeutic targets in the field of oncology. We initiated this collaboration to advance two of our proprietary oncology programs into clinical development. These programs included small molecule leads we had developed along with additional, related intellectual property. Under the agreement, Genentech made an up-front payment, provides research funding and has so far paid us milestones for nominating a clinical candidate and advancing it into regulated safety assessment testing and Phase 1. In addition, Genentech has agreed to make additional potential development milestone payments and pay us royalties on certain resulting product sales. Genentech is solely responsible for clinical development and commercialization of the resulting products.

In 2005 and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against an additional third, fourth and fifth targets. Under the agreement, we receive additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. In September 2010, we and Genentech extended the agreement for an additional two years of funded research through January 2013. Genentech may terminate the agreement upon 120 days' notice. Genentech has paid Array a total of $21.3 million in up-front and milestone payments, and we have the potential to earn an additional $26.3 million for all programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

Development Status:    In June 2011, Genentech advanced one collaborative drug, GDC-0068 , an AKT inhibitor, into a Phase 1b, open label, dose escalation trial evaluating the safety and pharmacology of GDC-0068 in combination with either Taxotere (docetaxel) or mFOLFOX6 (fluoropyrimine) plus oxaliplatin in patients with advanced solid tumors. At the 2012 ASCO Annual Meeting, Genentech presented results from this trial showing that GDC-0068, when combined with Taxotere or mFOLFOX6, was safe and well-tolerated up to the single agent maximum tolerated dose (600 mg). There were no dose limiting toxicities observed during dose escalations; one out of 47 patients discontinued due to GDC-0068-related adverse events. There were no pharmacokinetic interactions observed between GDC-0068 and Taxotere or mFOLFOX6. Both combinations show evidence of clinical benefit, including patients with PI3K/Akt pathway alterations and with prior treatment with taxanes or platinum agents. This trial continues to enroll and evaluate patients in dose expansion cohorts.

In addition, over the past six months, Genentech initiated two trials:

1.
Phase 1b/2 trial with GDC-0068 or GDC-0980, a PI3 Kinase/mTor dual inhibitor, with abiraterone acetate versus abiraterone acetate in patients with locally advanced castration-resistant prostate cancer.

2.
Phase 1 trial with GDC-0068 in combination with GDC-0973, a MEK inhibitor being developed in collaboration with Exelixis, to evaluate the safety, tolerability and pharmacokinetics of GDC-0068 in patients with locally advanced or metastatic solid tumors.

8.     Genentech – GDC-0425 (RG7602) and GDC-0575 (RG7741) — Checkpoint kinase 1 (ChK-1) inhibitors program

In August 2011, Array and Genentech entered into an oncology agreement with for the development of each company's small- molecule ChK-1 program. The programs include Genentech's compound GDC-0425 (RG7602), and Array's compound GDC-0575 (previously known as ARRY-575), both of which are in Phase 1 in patients with cancer. Under the terms of the agreement, Genentech is responsible for all clinical development and commercialization activities. Array received an up-front payment of $28 million and is eligible to receive clinical and commercial milestone payments up to $685 million and up to double-digit royalties on sales of any resulting drugs. The agreement will remain in effect until Genentech's obligations to make milestone or royalty payments have passed or expired.

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

Development Status:    In April 2012, Genentech initiated a Phase 1 multiple ascending dose trial to evaluate GDC-0575 alone and in combination with Gemzar® (gemcitabine) in approximately 90 patients with refractory solid tumors or lymphoma. In addition, Genentech continued to advance GDC-0425 in a Phase 1 multiple ascending dose trial alone and in combination with Gemzar in approximately 75 patients with refractory solid tumors or lymphoma.

9.     VentiRx — VTX-2337 /Toll-Like Receptor (TLR) Program

In February 2007, we entered into a licensing and collaboration agreement with the privately held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our toll-like receptor, or TLR, program. The program contains a number of compounds targeting TLRs to activate innate immunity, including VTX-2337. We received equity in VentiRx as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $1.1 million in milestone payments and have the potential to earn $57.5 million if VentiRx achieves the remaining clinical and commercial milestones under the agreement. See Note 5 — Equity Investment to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

Development Status:    Phase 1 results on VTX-2337 were reported at the American Society of Clinical Oncology Annual Meeting in 2011. Overall, VTX-2337 was well-tolerated, with the most common drug-related adverse events being mild to moderate in severity and including injection-site reactions and transient flu-like symptoms. The maximum tolerated dose of VTX-2337 was established to be 3.9 mg/m2. In addition, pharmacodynamic effects—as measured by a defined panel of biomarkers identified in preclinical studies—provide evidence of the biological activity of VTX-2337 in stimulating an innate immune response in cancer patients. Twenty five percent of patients (N=8) treated with VTX-2337 experienced disease stabilization based on RECIST criteria at eight weeks. Patients with disease stabilization at eight weeks received additional doses of VTX-2337, ranging from 1 to 6 additional cycles (3 to 18 additional doses), until disease progression. One patient with metastatic melanoma demonstrated tumor regression after cessation of VTX-2337 remains disease free at 18 months post-treatment.

VentiRx has advanced VTX-2337 into clinical trials designed to evaluate the compound in multiple oncology indications in combination with a variety of anticancer agents, including chemotherapy and monoclonal antibody therapy. Clinical trials of VTX-2337 currently underway include a combination study with chemotherapy in late stage ovarian cancer and a combination trial with cetuximab in head and neck cancer patients.

10.  Celgene — Programs for Oncology and Inflammation, including ARRY-382

In September 2007, we entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40 million to us in part to provide research funding for activities conducted by Array. We are responsible for all discovery and clinical development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually selected discovery targets and will receive exclusive worldwide rights to the drugs, except for limited co-promotional rights in the U.S. Celgene's option may be exercised with respect to drugs directed at any of the four targets at any time until the earlier of completion of Phase 1 or Phase 2a trials for the drug or September 2014. In June 2009, the parties amended the agreement to substitute a new discovery target in place of an existing target and Celgene paid Array an up-front fee of $4.5 million in consideration for the amendment. In September

2009, Celgene notified us that it was waiving its rights to one of the programs, leaving Celgene the option to select two of the remaining three targets. We retain all rights to the programs Celgene does not select.

In November 2010, Array received a $10 million milestone payment upon filing an IND application for ARRY-382, a cFMS inhibitor, which is currently in a Phase 1 clinical trial in patients with solid tumors. Under this program, we are entitled to receive potential milestone payments of $190 million if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. Additionally, under the second program selected, we are entitled to receive potential milestone payments of $200 million if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. We will also receive royalties on net sales of any drugs.

During fiscal 2012, Array received $1.5 million in payments from Celgene to extend the research activities on one of the preclinical programs.

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

Development Status:    During fiscal 2012, we continued a dose escalation study of ARRY-382 in patients with cancer.

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

The worldwide market for targeted cancer drugs—the cancer drug market's fastest growing segment—is forecast to grow from $35.0 billion in 2010 to $81.1 billion in 2018. There remains a large need to address patients with acute or sub-acute pain, such as postoperative pain and musculoskeletal pain, as well as pain from chronic conditions such as osteoarthritis pain and chronic lower back pain. The worldwide market for key classes of medications used to treat these types of acute, sub-acute and chronic pain conditions, non-steroidal anti-inflammatory drugs, or NSAIDs, cyclooxygenase-2, or COX-2, inhibitors, opioids, dual-acting opioids and other non-narcotic analgesics are forecast to grow from $19.6 billion in 2010 to $21.8 billion in 2018. The inflammatory disease market is highly diverse and includes respiratory diseases such as asthma, allergic rhinitis, and chronic obstructive pulmonary disease; dermatological conditions such as psoriasis and atopic dermatitis; gastrointestinal disorders such as Crohn's disease and ulcerative colitis; musculoskeletal disorders such as rheumatoid arthritis, systemic lupus erythematosus, and gout; and spondyloarthropathies such as psoriatic arthritis and ankylosing spondylitis. The inflammatory disease market is forecast to grow from $72.1 billion in 2010 to $97.5 billion in 2018.

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

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2012, in the U.S. there will be an estimated 1.6 million new cases of cancer in 2012 and nearly 600 thousand cancer- related deaths. The five-year relative survival rate for all cancers diagnosed between 2001 and 2007 was 68%, up from 49% in 1975 to 1977. Earlier diagnosis and the use of new and/or better treatments have driven this improvement.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2012 by major cancer types of interest to Array:

	Estimated 2012
Type of Cancer	New Cases	Deaths
Lung	226,160	160,340
Breast	229,060	39,920
Colorectal	143,460	51,690
Melanoma	76,250	9,180
Non-Hodgkin Lymphoma	70,130	18,940
Thyroid	56,460	1,780
Myelodysplastic Syndromes	45,000	unknown
Pancreas	43,920	37,930
Ovarian	22,280	15,500
Stomach	21,320	10,540
Myeloma	21,700	10,710
Acute Myeloid Leukemia	13,780	10,200
Gallbladder and Other Biliary	9,810	3,200

	979,330	369,930

The use of targeted therapies has the potential to change the focus of cancer treatment away from categorization and treatment modality by organ type and towards categorization and treatment modalities by level of gene expression in individual patients, or "personalized medicine." Targeted therapies and personalized medicine hold the promise of increased survival with improved quality of life.

Oncology, both in treating cancer itself and as palliative therapy, has been a major therapeutic category for biotechnology companies since the inception of the industry. Recently, major pharmaceutical companies have increased their research and development and in-licensing investment in this market, particularly the targeted cancer therapy market. Some of the targeted therapies currently on the market that have been successful include Avastin® (bevacizumab), Gleevec® (imatinib mesylate), Herceptin, Rituxan® (rituximab), and Zelboraf® (vemurafenib).

Multiple Myeloma (ARRY-520 — KSP inhibitor)

Multiple Myeloma, or MM, is a hematological cancer in which malignant plasma cells are overproduced in the bone marrow. Plasma cells normally produce antibodies to fight infection and disease. In multiple myeloma, the malignant plasma cells typically accumulate in the bone marrow, causing a number of disease-related complications, including bone loss, anemia, infection, renal failure, hypercalcemia and neurological symptoms.

MM is the third most common hematologic malignancy, and garners significant sales due to the cost of treatment regimens and relatively long life expectancies among patients. Despite advances in therapy over the last decade, it remains an incurable, fatal disease in all patients. It primarily afflicts the elderly with median age at diagnosis of 68 for men and 70 for women in the U.S. The annual incidence of newly diagnosed MM patients is approximately 48 thousand in the seven major global markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan) with approximately 19 thousand in the U.S. Survival has increased in recent years to approximately five years for patients able to undergo stem cell transplant in combination with high-dose targeted drug therapy. There were over 71 thousand patients with MM in the U.S. in 2009.

Market growth of therapies that treat MM is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by 5.6% from $3.6 billion in 2010 to $6.2 billion in 2020. This growth will be driven by three factors:

1.
Increased efficacy of current treatments, notably the leading targeted therapies (the proteasome inhibitor Velcade, and the IMiDs, Revlimid and Thalomid, leading to longer life expectancy and allowing for more drug therapy to be administered over the disease course;

2.
Increased use of existing and new drug combinations, particularly combinations with Velcade and Revlimid, leading to higher overall regimen costs; and

3.
Introduction and uptake of new, higher cost therapies, particularly greater uptake of Revlimid and anticipated launch of premium priced next generation proteasome inhibitors and IMiDs such as Kyprolis and pomalidomide.

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

ARRY-520 targets the mitotic kinesin motor protein KSP, a distinct mechanism of action from current standard of care drugs. Preclinically, ARRY-520 shows significant single-agent activity in disease models resistant to standard of care drugs. Furthermore, ARRY-520 shows additivity and synergy with either Velcade or Revlimid in multiple preclinical models, supporting the potential for combining with these standard-of-care therapies. In clinical trials, ARRY-520 has shown signs of clinical activity in heavily pre-treated patients as a single agent; it is one of the few non-IMiD or proteasome inhibitor drugs to show single agent activity in this patient population. ARRY-520 has also shown activity in patients with disease refractory to Revlimid and Velcade which supports the potential for further development of ARRY-520 in patients refractory to other therapies.

Based on this activity, we believe ARRY-520 has potential in combination with dexamethasone for treating patients with MM who are refractory to both Revlimid and Velcade, and in combination with other standard of care therapies in relapsed and refractory MM.

Myelodysplastic Syndromes (ARRY-614 — p38/Tie2 inhibitor)

Formerly known as "pre-leukemia", the myelodysplastic syndromes (MDS) are a spectrum of diseases in which the bone marrow does not make enough normal blood cells. Patients with MDS develop severe anemia, and platelet and neutrophil cytopenias, due to bone marrow failure. As MDS progresses, patients require frequent blood and platelet transfusions, and are prone to severe and fatal infections and bleeding episodes. Approximately 30% of MDS patients progress to Acute Myeloid Leukemia (AML) which is estimated at over 1,000 deaths in 2012 in the U.S. MDS primarily afflicts the elderly, with a median age at diagnosis of 71 years.

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

Market growth of therapies that treat MDS is forecast to grow rapidly by almost 8% annually from 2010 to 2017; total sales of existing therapies are projected to increase from approximately $750 million in 2010 to $1.3 billion in 2017 across the seven major pharmaceutical markets. This forecast does not include additional potential growth resulting from any novel, emerging therapies. Current approved therapies on the market include Vidaza® (azacitidine), Revlimid and Dacogen® (decitabine). Vidaza and Revlimid will have captured 83% of the market by end of 2011, although a complete response following treatment with these agents is rare. We expect the recent approvals of these agents for MDS to also drive an increase in the overall drug-treated population, because access to these agents will encourage treatment and because there are no other therapeutic drug options currently available.

A limited number of other therapies which target key players in the underlying biology of MDS are being investigated in MDS including p38 MAPK and Tie2. p38 is well-known for its role in the regulation of cytokine and chemokine signaling and production. There is a growing understanding of the role of p38 in the modulation of apoptosis and survival. Tie2 signaling may promote stromal cell quiescence and production of myelosuppressive cytokines leading to inappropriate apoptosis. We believe ARRY-614, a dual p38/Tie2 inhibitor, may be effective in the treatment of MDS, particularly in settings where hypomethylating agents such as Vidaza and Dacogen have failed, by providing clinical benefit through multi-lineage hematologic improvement (i.e. an increase in red blood cells, neutrophil cells and platelets), thereby reducing the need for red blood cell and platelet transfusions.

Lung Cancer (MEK162 and Selumetinib — MEK inhibitors)

Lung cancer is by far the leading cause of cancer-related mortality in the U.S. Lung cancer forms in the tissues of the lung, usually in the cells lining air passages. The two main types of lung cancer are non-small cell lung cancer (NSCLC), which represents about 85%, and small cell lung cancer (SCLC), which represents about 15% of lung cancer. In 2012, the estimated new cases and deaths from all lung cancer in the U.S. were 226,160 and 160,340, respectively. The overall five-year relative survival rate for the period of 2002 to 2008 for patients with lung cancer was 15.9%. The five-year relative survival rate varies markedly depending on the stage at diagnosis, from 52% to 25% to 4% for patients with local, regional and metastatic disease, respectively.

Patients with resectable disease may be cured by surgery or surgery plus adjuvant chemotherapy. Local control can be achieved with radiation therapy in a large number of patients with unresectable disease, but a cure is seen only in a small number of patients. Patients with locally advanced, unresectable disease may have long-term survival with radiation therapy combined with chemotherapy. Patients with advanced metastatic disease may achieve improved survival and palliation of symptoms with chemotherapy, however metastatic NSCLC remains a fatal disease.

Market growth of NSCLC drug therapies is expected to grow annually by 2.5% from $4.2 billion in 2010 to $5.4 billion in 2020. Generic price erosion of key agents such as Alimta® (pemetrexed) we believe will be offset by the recent approval by the FDA of Xalkori® (crizotinib), which is a targeted therapy utilizing the anaplastic lymphoma kinase biomarker, and the anticipated introduction of several novel classes of agents.

The need for more effective and less toxic therapies as alternatives to or in combination with chemotherapy has led to the investigation of targeted therapies. Mutations in the KRAS gene are amongst the most common mutations in NSCLC, being found in 20% to 25% of patients. Typically, KRAS mutations activate the RAS/RAF/MEK/ERK pathway, contributing to unregulated cell growth and survival. Therapies that target this aberrant pathway, including MEK inhibitors, would therefore be expected to have therapeutic activity in patients with mutated KRAS. Promising data from a double-blind, randomized Phase 2 study comparing the efficacy of selumetinib, a MEK inhibitor we licensed to AstraZeneca, in combination with docetaxel versus docetaxel alone in second-line patients with KRAS mutation-positive locally advanced or metastatic NSCLC were presented at the 2012 ASCO Annual Meeting. This study showed statistically significant improvement in progression-free survival, objective response rate, and alive and progression-free at six months as well as a trend for improvement in overall survival in favor of selumetinib in combination with docetaxel versus docetaxel alone.

Melanoma (MEK162 and Selumetinib — MEK inhibitors)

Melanoma is the deadliest form of skin cancer. The number of new malignant melanoma cases has been increasing substantially over the past 30 years and at a rate which is among the fastest growing of any human cancer. According to the American Cancer Society, the estimated new cases and deaths from melanoma in the U.S. in 2012 are 76,250 and 9,180, respectively. Prognosis is heavily dependent upon stage of the disease. The outlook for patients with metastatic disease is poor, with the five-year survival rate of approximately 16%.

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

Market growth of melanoma drug therapies is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by 22% from $210 million in 2010 to $1.5 billion in 2020. This forecasted growth is driven largely by recent and anticipated launches of several novel, high-priced therapies expected to capture substantial market share over time.

Mutations that activate the RAS/RAF/MEK/ERK pathway are common in melanoma, with BRAF mutations in 40% to 60%, and NRAS mutations in 15-20% of melanoma patients, suggesting the therapeutic potential for agents that target this pathway in melanoma. Following Roche's launch of the BRAF inhibitor Zelboraf (vemurafenib) in 2011, several additional therapies that target this pathway are under study. Included amongst these are several MEK inhibitors. As MEK inhibitors target the RAS/RAF/MEK/ERK pathway which is activated with BRAF mutation, they may also have the potential for activity not only in patients with BRAF-mutant melanoma, but also in patients with tumors that harbor mutations in the NRAS gene, who currently have no adequate treatment option and poor prognosis. Promising data on MEK162 in an ongoing Phase 2 trial of patients with BRAF and NRAS mutated advanced melanoma was presented at the 2012 ASCO Annual Meeting. MEK162 showed clinical activity and good tolerability in this patient population. This is the first targeted therapy to show activity in patients with NRAS mutated melanoma.

Thyroid Cancer (Selumetinib — MEK inhibitor)

Thyroid cancer has become the fastest-increasing cancer in the U.S. with estimates of 56,460 new cases and 1,780 deaths in 2012. The rapid increase in incidence rates is thought to be largely due to increased and earlier detection. Thyroid cancer strikes relatively young patients, with most initial diagnoses between ages 20 and 54, and occurs 2 to 3 times more often in women than in men, placing it as the fifth most common malignancy diagnosed in women.

Most thyroid cancers can be treated successfully with an overall 5-year survival rate of 96%. However, even when therapy is successful, the disease remains burdensome and potentially lethal: patients must be tested routinely for the rest of their life, with as many as 35% of thyroid cancers recurring, one third of which occur more than 10 years after initial treatment.

In disease that has not metastasized, partial or total surgical excision of the thyroid gland is the primary treatment, followed by radioiodine therapy, or RAI, to kill off residual cancer cells, and usually thyroid hormone suppression therapy for maintenance to prevent recurrence. For metastatic disease, RAI is the leading therapeutic option. However, a significant number of patients have disease not receptive to RAI therapy, or RAI-refractory disease, and have few effective treatment alternatives. This remains a significant unmet need, as distant metastases are the most frequent cause of death for patients with papillary or follicular thyroid cancers which account for 90% of thyroid tumors, and decreased RAI incorporation into metastatic sites has been shown to be associated with higher mortality.

Novel therapies that target the RAS/RAF/MEK/ERK pathway and specific molecular abnormalities such as BRAF and NRAS mutations have a strong scientific underpinning for activity in this disease, with BRAF mutations in approximately 39%, and NRAS mutations in approximately 7% of thyroid cancers. In a recent pilot study, selumetinib has shown positive therapeutic activity in patients with RAI-refractory disease. Based on these early results, we believe selumetinib has the potential to treat patients with RAI-refractory thyroid cancer.

Pain and Inflammatory Diseases Market

Pain and inflammation are closely interrelated, yet present distinct challenges and opportunities. Pain remains one of the most pressing as well as largest therapeutic areas to address, including a wide spectrum of acute, sub-acute and chronic pain conditions ranging from acute postoperative pain to chronic osteoarthritis pain. Although well established, the pain field continues to evolve and specialize, as the etiology of pain is recognized as being increasingly complex. Many medications, procedures and devices are marketed to address different forms of pain exist, yet pain remains an area of significant unmet need. In recent years, with the exception of the introduction of antidepressant drugs such as Cymbalta® (duloxetine) and the antiepileptics Neurontin® (gabapentin) and Lyrica® (pregabalin), drug development in pain has been rather limited. Instead, drug development has focused largely around reformulations and alternate delivery mechanisms to provide improved safety/tolerability/drug abuse prevention among the leading existing classes of opioids and non-steroidal anti-inflammatory drugs, or NSAIDs.

Inflammation is a natural biologic response to injury or infection that, under normal conditions, resolves during healing or clearing. Unregulated inflammation results in a broad range of conditions, most of which are classified by the tissue or organ where the inflammation occurs. These conditions include: respiratory diseases such as asthma, allergic rhinitis, and chronic obstructive pulmonary disease; dermatological conditions such as psoriasis and atopic dermatitis; gastrointestinal disorders such as Crohn's disease and ulcerative colitis; musculoskeletal disorders such as rheumatoid arthritis, systemic lupus erythematosus, gout and spondyloarthropathies such as psoriatic arthritis and ankylosing spondylitis. Similar to the pain market, there are a wide range of drug treatment options and delivery mechanisms depending on the specific condition. Yet even in acknowledged "crowded" disease areas such as asthma, there still remains significant unmet need in specific populations such as those with severe, refractory and difficult-to-control asthma.

Pain (ARRY-797 — p38 inhibitor)

Patients are treated for almost 320 million cases per year of acute and sub-acute pain in the U.S. alone. Acute and sub-acute pain occurs under a broad set of circumstances including bone fractures, postoperative pain in planned surgical or trauma/emergency settings, severe migraine attacks, arthritis flares, and breakthrough cancer pain. For example, surgical patients typically experience moderate to severe pain up to a few weeks after the procedure.

Chronic pain presents perhaps an even more significant burden, with about half of all adults experiencing chronic pain in their lifetime. According to a recent report to the U.S. Department of Health and Human Services by the Institute of Medicine, chronic pain affects an estimated 116 million adults in the U.S. and costs the nation up to $635 billion per year in medical treatment and lost productivity. Chronic pain, variously defined as a pain condition which persists or recurs for a duration of greater than three or greater than six months depending on the specific condition, includes a wide range of conditions including arthritic pain, inflammatory pain, chronic low back pain, fibromyalgia, neuropathic pain (e.g., post-herpetic neuralgia, painful diabetic neuropathy), chronic headache, and cancer pain.

The major analgesic pain therapies currently on the market, including opioids, NSAIDs and selective COX-2 inhibitors, have side effect and efficacy issues. Opioids are the most commonly prescribed drug class in the U.S., with 15% to 20% of doctor visits involving an opioid prescription, and four million Americans per year prescribed a long-acting opioid. Opioids are efficacious in the management of pain, but have considerable side effects including nausea, vomiting, constipation, respiratory depression and cognitive dysfunction. Perhaps even more significant, opioid drug abuse is a major concern. Since 1999, deaths in the U.S. involving opioids have more than tripled to 14,800 in 2008, accounting for over 40% of all drug poisoning deaths. In addition, for every unintentional overdose death related to an opioid analgesic, nine persons are admitted for substance abuse treatment, 35 visit emergency departments, 161 report drug abuse or dependence, and 461 report nonmedical uses of opioid analgesics. NSAIDs have demonstrated pain reduction which is modest but less efficacious than opioids. Although NSAIDs have overall a more favorable safety profile than opioids, renal toxicity and gastrointestinal bleeding are associated with their use. COX-2 inhibitors, though possibly offering less gastrointestinal toxicity than NSAIDs, still result in other side effects associated with NSAIDs, most notably adverse cardiovascular effects. Most drugs in this class have been withdrawn from the U.S. market, with the notable exception of Celebrex® (celecoxib).

Market growth of drug therapies used in acute, sub-acute and chronic pain settings is expected to be moderate. Sales across the seven major pharmaceutical markets for acute and sub-acute pain are forecasted to grow annually by 3% from $17.4 billion in 2010 to $22.1 billion in 2018. Sales for chronic pain are forecasted to grow annually by 4% from $21.1 billion in 2010 to $29.0 billion in 2018.

Few innovative pain therapeutics have successfully emerged from clinical development in recent years. We believe there is an opportunity for a novel drug with efficacy comparable to opioids, NSAIDs and COX-2 inhibitors for the treatment of patients who are intolerant of or refractory to these classes of drugs. Further, there is an opportunity in several inflammatory pain conditions affecting large populations, such as RA and ankylosing spondylitis, to offer additional pain relief over and above what current targeted therapeutics, such as tumor necrosis factor alpha, or TNFa, inhibitors, may provide.

Array is currently developing ARRY-797, a p38 inhibitor. p38 is well-known for its role in the regulation of the production of pro-inflammatory cytokines such as TNF and IL-1, as well as PGE2, a significant pain modifier. Based on several past clinical studies and positive results from the recently completed 28-day study evaluating the analgesic efficacy of ARRY-797 in patients with pain due to osteoarthritis of the knee despite the use of NSAIDs, we believe ARRY-797 has good potential to treat a broad range of pain conditions in acute and chronic settings.

Asthma (ARRY-502 — CRTh2 antagonist)

Asthma is a chronic condition of the airways that currently poses one of the more significant public health burdens. According to the American Lung Association, in 2009 an estimated 25 million individuals have asthma, resulting in approximately 3,500 deaths per year and nearly $56 billion in medical treatment and lost productivity.

Asthma is a heterogeneous disease, caused by a combination of environmental and genetic factors, which can wax and wane, with varying frequency and severity among individual patients. The majority of asthma patients suffer from allergic asthma, whereby the patient's immune system produces an exaggerated response to allergens (e.g. pollens, pets, dust). This type of asthma is often termed Th2-mediated asthma (T-helper 2 cells). Mast cells, activated by IgE, release histamine and various other mediators that cause immediate bronchospasm, or a constriction of the muscles of the airway walls, and vasoconstriction, or narrowing of bronchial blood vessels, thereby resulting in coughing and difficulty breathing. Mast cells also promote tissue damage in the airways through release of other mediators, notably cytokines, chemokines, and prostanoids such as the mediator prostaglandin D2, or PGD2, which results in the attraction of more inflammatory cells to the lungs. In severe allergic asthma, there is emerging evidence suggesting that a greater presence of PGD2 and an upregulation of CRTh2, the biologically relevant receptor for PGD2-mediated allergic disease that is expressed on Th2 cells, lymphocytes, eosinophils and basophils, may play a particularly important role in more pronounced symptoms and impairment of lung function.

Currently, for chronic treatment of asthma and other respiratory tract diseases, there are a wide range of treatment options with a variety of delivery mechanisms, each of which has drawbacks. Most notably, safety concerns have arisen with inhaled long-acting beta-2 agonists, or LABAs, and the FDA has required producers of LABAs to describe these concerns on their labels and to conduct further large-scale randomized trials evaluating cardiac safety. These concerns impact the leading class of LABA/ICS, or inhaled corticosteroid, combination therapies as well. The LABA/ICS combination is under further pressure due to physician concerns about potential side effects and the long-term safety of ICS. The safety concerns with existing therapies and the number of asthmatics with uncontrolled disease represent a significant unmet medical need.

Current forecasts for asthma drug therapy market growth are flat-to-slightly-declining, with sales across the seven major pharmaceutical markets forecasted to shrink annually by less than 1% from $14.6 billion in 2010 to $14.1 billion in 2020. This outlook is based on the lack of any new blockbuster drug class entering the market and a potential softening of the use of LABAs in the U.S. in the short term, and ongoing price erosion due to generic entry and competitive pricing in current therapies. This will be offset somewhat by an expected uptake of once-daily LABA/ICS combination agents, once approved, and likely increased insurance coverage and expenditures due to healthcare policy changes likely to take place in the U.S. from 2014 onward.

Although there are a number of drug classes being explored for the treatment of asthma, there are currently no approved drugs directly targeting PGD2 or CRTh2. Array is developing a novel oral drug, ARRY-502, an antagonist of the CRTh2 receptor, which, if proven safe and effective, could allow for targeted treatment for patients with the Th2 marker across the asthma severity spectrum, particularly those with severe disease, who currently have few, if any, options for effective treatment.

Research and Development for Proprietary Drug Discovery

Our primary research efforts are centered on the treatment of cancer and inflammatory disease. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer and inflammatory disease. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2012, 2011 and 2010, we spent $56.7 million, $63.5 million and $72.5 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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

Phase	Objective	Estimated Duration
Discovery	Lead identification and target validation	2 to 4 years
Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data	1 to 2 years
Phase 1
	Evaluate the safety and tolerability of the drug in human subjects and find the maximum tolerated dose. The pharmacokinetics of the drug are examined after single and multiple doses, the effects of food on the pharmacokinetics may be evaluated and drug metabolites may be monitored.	1 to 2 years
Phase 2	Establish effectiveness of the drug and its optimal dosage; continue safety evaluation	2 to 4 years
Phase 3	Confirm efficacy, dosage regime and safety profile of the drug; submit New Drug Application	2 to 4 years
FDA Approval	Approval by the FDA to sell and market the drug under approved labeling	8 months to 2 years

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

Our Research and Development Technologies and Expertise

We are continuing to improve our comprehensive research and development capabilities, consisting of four integrated areas of expertise:

  •
  Discovery Research — Biology, Pharmacology, Toxicology, Chemistry and Translational Medicine

  •
  Process Research, Development, Formulation and Manufacturing

  •
  Clinical Development — Clinical Science, Clinical Operations, Drug Safety, Translational Medicine, Biostatistics & Data Management, Regulatory Affairs and Program Management

  •
  Information Technology

Discovery Research

We have a broad drug discovery platform with all the necessary capabilities to efficiently invent new chemical compounds. We continue to add to our breadth of knowledge, refine our processes and hire key scientists who enhance our current capabilities. We have expanded our translational medicine team, which designs and runs mechanistic studies in cell biology and pharmacology to provide insight into clinical development strategy, product differentiation and biomarker support for clinical development. To date, our average cost to invent a new chemical entity and file an IND application is $17.9 million, compared to estimates of up to $100 million spent by major pharmaceutical companies. Our discovery group has created high quality clinical candidates with every wholly-owned and to our knowledge, every partnered, drug to reach the clinic to date having been shown to modulate its mechanistic target, as measured by an appropriate clinical biomarker.

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

Information Technology

We believe that our information technology, or IT, capabilities provide a competitive advantage in each aspect of our business. Our IT capabilities are essential to increasing our productivity through capturing, organizing and providing appropriate information to improve decision-making. We accomplished our goal of creating a paperless discovery research environment, which has empowered our scientists to improve real time decision-making at the bench. Array has completed a clinical information system that parallels the comprehensive capabilities of our discovery system, providing company-wide access to real-time information for each clinical trial as well as the entire drug portfolio. In addition to real-time study data, the system's information includes planned and actual screening/enrollment at the site level, budget and actual costs by types of activities, important events and milestones.

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

All facilities and manufacturing processes used in the production of Active Pharmaceutical Ingredients for clinical use in the U.S. must be operated in conformity with cGMP as established by the FDA. Our production takes place at a manufacturing facility that complies with cGMP, which allows us to produce cGMP compliant compounds. In our facility, we have the capacity to produce Active Pharmaceutical Ingredients for early clinical testing. We have validated this capability for compliance with FDA regulations and began our first cGMP manufacturing campaign in 2002. Our cGMP facility is subject to periodic regulatory inspections to ensure compliance with cGMP requirements. We could also be required to comply with specific requirements or specifications of other countries or of our collaborators, which may be more stringent than FDA regulatory requirements and which can delay timely progress in our clinical development programs. If we fail to comply with applicable regulations, the FDA could require us to cease ongoing research or disqualify the data submitted to regulatory authorities. Other countries have similar regulatory powers. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility, which would materially and adversely affect our business, financial condition and results of operations.

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

Most health care providers, including research institutions from whom we or our collaborators obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA and the recent amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies' activities in other countries. Such laws include the EU Directive 95/46-EC on the protection of individuals with regard to the processing of personal data as well as individual EU Member States, implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA's or the EU's disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on the use and dissemination of individuals' health information.

Our clinical development activities involve the production and use of intermediate and bulk active pharmaceutical ingredients, or API. We frequently contract with third-party manufacturers to produce larger quantities of API for us. Some of these manufacturers are located outside the U.S. and may obtain ingredients from suppliers in other foreign countries before shipping the bulk API to Array in the U.S. Cross-border shipments of pharmaceutical ingredients and products are subject to regulation in the U.S. by the FDA and in foreign jurisdictions, including, in the EU, under laws adopted by the EU Member States implementing the Community Code on Medicinal Products Directive 2001/83, as amended. These regulations generally impose various requirements on us and/or our third-party manufacturers. In some cases, for example in the EU, there are cGMP requirements that exceed the requirements of the FDA. In other cases, we must provide confirmation that we are registered with the FDA and have either a Notice of Claimed Investigational Exemption for a New Drug or Investigational New Drug Application (IND) application, an approved New Drug Application or an approved Biologics License Application. Third party manufacturers may lack capacity to meet our needs go out of business or fail to perform. In addition, supplies of raw materials needed for manufacturing or formulation of clinical supplies may not be available or in shorty supply.

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

Employees

As of June 30, 2012, we had 250 full-time employees, including 137 scientists and 49 clinical and regulatory employees, of whom 69 have PhDs or MDs. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

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

We have expended substantial funds to discover and develop our drug candidates and additional substantial funds will be required for further development, including preclinical testing and clinical trials, of any product candidates we develop internally. Additional funds will be required to manufacture and market any products we own or retain rights to that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them.

We have historically funded our operations from up-front fees and milestone payments received under our collaborations and out-license transactions, the issuance and sale of equity securities and through debt provided by our credit facilities. We believe that the cash, cash equivalents and marketable securities as of June 30, 2012 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. However, we will continue to depend on funding our operations from these sources for the foreseeable future. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaborations that provide for additional up-front fees or milestone payments or we may not earn milestone payments under such collaborations when anticipated or at all. Our ability to realize milestone or royalty payments under existing collaboration agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. If we are unable to generate enough revenue from our existing or new collaborations when needed or secure additional sources of funding, we may be forced to reduce our current rate of research and development spending or to curtail our operations significantly. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or a part of the investment of our stockholders in our common stock. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our credit facilities with Deerfield and our loan agreement with Comerica Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2012, we had an accumulated deficit of $570.7 million. We had net losses of $23.6 million, $56.3 million, and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

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

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our clinical and discovery programs through spending $520.8 million from our inception through June 30, 2012. In fiscal 2012, we spent $56.7 million in research and development for proprietary programs, compared to $63.5 million and $72.5 million for fiscal years 2011 and 2010, respectively. Our proprietary drug discovery programs are in their early stage of development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have entered into nine out-licensing agreements for the development and commercialization of our drug candidates, and we plan to continue initiatives during fiscal 2013 to partner select clinical candidates to obtain additional capital.

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

At any time, we or our collaborators may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our collaborators terminates a program, we will not receive any future milestone payments or royalties relating to that program under our collaboration agreement with that party. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side effect profile, cost or other factors make it effective in treating disease or more beneficial than or preferable to other drugs on the market. Additionally, third-party payors, such as government health plans and health insurance plans or maintenance organizations, may choose not to include our drugs on their formulary lists for reimbursement. As a result, our drugs may not be used or may be used only for restricted applications.

Our capital requirements could significantly increase if we choose to develop more of our proprietary programs internally.

We believe that the maximum value for certain proprietary drug candidates is best achieved by retaining the rights to develop and commercialize the candidate and not seeking a partner or by waiting until later in the development process to seek a partner to co-develop and commercialize or co-promote a product. It is difficult to predict which of our proprietary programs are likely to yield higher returns if we elect to develop them further before seeking a partner or to not seek a partner at all as a result of many factors, including the competitive position of the product, our capital resources, the perceived value among potential partners of the product and other factors outside of our control. Therefore, we may undertake and fund, solely at our expense, further development, clinical trials, manufacturing and marketing activities for a greater number of proprietary candidates than we planned which may not result in a greater return to Array than if we had chosen to out-license those programs. In addition, we may choose not to out-license certain of our proprietary programs if we are unable to do so on terms that are favorable to us. As a result, our requirements for capital could increase significantly. We may be unable to raise additional required capital to fund this additional development on favorable terms, or at all, however, or we may be required to substantially reduce our development efforts, which would delay, limit or prevent our ability to commercialize and realize revenue from our drug candidates.

Because we rely on a small number of collaborators for a significant portion of our revenue, if one or more of our major collaborators terminates or reduces the scope of its agreement with us, our revenue may significantly decrease.

A relatively small number of collaborators account for a significant portion of our revenue. Amgen, Genentech, Novartis and Celgene accounted for 34%, 41%, 16% and 7%, respectively, of our total revenue for fiscal 2012; and 36%, 22%, 21% and 21%, respectively, of our total revenue for fiscal 2011. We expect that revenue from a limited number of collaborators, including Amgen, Genentech, Novartis and Celgene, will account for a large portion of our revenue in future quarters. In general, our collaborators may terminate their contracts with us upon 60 to 180 days' notice for a number of reasons or no reason. In addition, some of our major collaborators can determine the amount of products delivered and research or development performed under these agreements. As a result, if any one of our major collaborators cancels, declines to renew or reduces the scope of its contract with us, our revenue may significantly decrease.

Our debt obligations could make us more vulnerable to competitive pressures or economic downturns or have other adverse consequences to us.

A portion of our cash flow is dedicated to the payment of interest under our existing senior secured term loan with Comerica Bank, and to the payment of principal and all or a portion of the interest on our credit facilities with Deerfield. In addition, $14.7 million in principal outstanding under the senior secured term loan with Comerica Bank becomes due and payable in October 2013, and $72.6 million in principal and $20 million in principal under the Deerfield credit facilities becomes due and payable in 2015 and 2016, respectively. We must also make prepayments on the Deerfield credit facilities in amounts equal to a percentage of certain license and milestone payments we receive under collaboration agreements entered into after January 1, 2011, which will reduce the cash available to us from those payments for use in our operations.

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

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. Some of our estimates are included in this report. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by Array or our collaborators may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for and the rate of patient enrollment in, clinical trials and the development priorities of our collaborators. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our collaborators concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our collaborators do not achieve milestones when anticipated, or if our collaborators choose to terminate a program, we may not achieve our planned revenue and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 250 employees as of June 30, 2012 and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new collaborators and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Ron Squarer, our Chief Executive Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days' prior notice.

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

Our collaborators have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may decide not to proceed with clinical development or commercialization of a particular drug candidate for any number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our ability to receive milestone payments and royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.

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

In addition, we plan to conduct, further clinical trial activities in territories outside the U.S. through third-party clinical trial service providers that contract with clinical sites and enroll patients in foreign jurisdictions, including Eastern Europe and South America, and may do so in new geographic locations where our experience conducting clinical trials is more limited. Some of these foreign jurisdictions may impose requirements on us or our third-party clinical trial service providers or contract manufacturers that are more stringent than those imposed by the FDA, which may delay the development and approval of our drug candidates.

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

In addition, the marketing of these drugs by us or our collaborators will be regulated by federal and state laws pertaining to health care "fraud and abuse," such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order, purchase or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of fraud and abuse laws can result in fines and/or imprisonment or exclusion from participation in federal health care programs.

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

All facilities and manufacturing processes used in the production of API and drug products for clinical use in the U.S., must be operated in conformity with cGMP as established by the FDA. Similar requirements in other countries exist for manufacture of drug products for clinical use. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we or any contract manufacturers we use fail to comply with these requirements, we may not be able to continue the production of our products and we could be subject to civil and criminal fines and penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. We operate a clinical-scale manufacturing facility that we believe conforms to cGMP requirements. This facility and our cGMP practices may be subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements or specifications of other countries and/or of our collaborators, which may exceed applicable regulatory requirements. Failure on our part to comply with applicable regulations and specific requirements or specifications of other countries and/or our collaborators could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products and criminal prosecution. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

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

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex, and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third- party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect any associated product revenues and prospects for continued profitability in the future. For example, the Healthcare Reform Act imposes a non-deductible annual fee on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that may impact any associated product revenue and therefore revenue we are entitled to receive from royalties on product sales. In addition, as part of the Healthcare Reform Act's provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the "donut hole"), manufacturers of branded prescription drugs will be required to provide a 50% discount on drugs dispensed to beneficiaries within this donut hole. Earlier this year, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court's decision in Nat'l Federation of Independent Business v. Sebelius upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states which chose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state's current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court's ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact our business. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on the ability of Array or our collaborators to successfully commercialize product candidates or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could limit the prices that can be charged for drugs we develop or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies, increase our rebate liability and discount obligations and so may limit our commercial opportunity and reduce any associated revenue and profits. For example, federal laws require drug manufacturers to pay specified rebates to each state Medicaid program for medicines reimbursed by Medicaid and to provide discounts for out-patient medicines purchased by certain safety net providers and "disproportionate share" hospitals and for purchases by some federal governmental departments such as the Department of Veterans Affairs and the Department of Defense. The rebates paid to state Medicaid programs are based on pricing data reported by manufacturers on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services, the federal agency which administers the Medicaid drug rebate program. These data include the average manufacturer price, or AMP, and in the case of innovator products, the best price for each drug. As a result of the enactment of the Healthcare Reform Act, rebates also are due on the utilization of Medicaid managed care organizations, effective March 23, 2010.

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

Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA's criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA's disclosure standards. In addition, international data protection laws including the EU Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Risks Related To Our Stock

Our officers and directors have significant control over us and their interests may differ from those of our stockholders.

As of June 30, 2012, our directors and officers beneficially owned or controlled approximately 4.8% of our issued and outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $3.72 and $1.77, respectively, during fiscal 2012; $3.58 and $2.06, respectively, during fiscal 2011; and $4.45 and $1.72, respectively, during fiscal 2010. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our collaborators are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our collaborators, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Boulder, Colorado, where we lease 150 thousand square feet of office and laboratory space under a lease that expires in July 2016. We lease 78 thousand square feet of laboratory space in Longmont, Colorado under a lease that expires in August 2016. As of June 30, 2012, we were utilizing 58 thousand square feet in our Longmont facility as discussed further under Note 9 – Restructuring Charges contained elsewhere in this Annual Report. We also lease 11 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2014. We have options to extend each of the leases for up to two terms of five years each.

ITEM 3. LEGAL PROCEEDINGS

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Fiscal Year Ended June 30, 2012	High	Low
First Quarter	$2.62	$1.95
Second Quarter	$2.83	$1.77
Third Quarter	$3.41	$2.02
Fourth Quarter	$3.72	$3.09
Fiscal Year Ended June 30, 2011	High	Low
First Quarter	$3.44	$2.67
Second Quarter	$3.58	$2.98
Third Quarter	$3.29	$2.70
Fourth Quarter	$3.21	$2.06

As of August 10, 2012, there were approximately 59 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2012. The graph assumes that $100 was invested on June 30, 2007 in the common stock of Array, the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS
Among Array BioPharma Inc., the NASDAQ Composite Index,
the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index

	Array BioPharma Inc.	NASDAQ Composite Index	NASDAQ Pharmaceutical Index	NASDAQ Biotechnology Index
6/30/2007	$100.00	$100.00	$100.00	$100.00
9/30/2007	$96.23	$103.65	$107.71	$107.01
12/31/2007	$72.15	$97.08	$98.45	$98.33
3/31/2008	$60.07	$83.66	$95.10	$94.20
6/30/2008	$40.27	$84.54	$97.50	$94.92
9/30/2008	$65.81	$76.03	$100.28	$97.60
12/31/2008	$34.70	$59.93	$92.43	$90.05
3/31/2009	$22.62	$59.56	$83.68	$81.45
6/30/2009	$26.91	$73.03	$92.05	$88.62
9/30/2009	$20.39	$85.56	$102.56	$100.25
12/31/2009	$24.08	$88.04	$102.16	$100.88
3/31/2010	$23.48	$92.30	$110.16	$109.89
6/30/2010	$26.14	$82.88	$92.83	$93.92
9/30/2010	$27.68	$94.13	$102.03	$103.80
12/31/2010	$25.62	$102.51	$107.97	$110.83
3/31/2011	$26.22	$110.48	$113.23	$118.98
6/30/2011	$19.19	$110.33	$121.14	$128.20
9/30/2011	$16.71	$93.48	$105.65	$113.16
12/31/2011	$18.51	$101.51	$116.38	$123.98
3/31/2012	$29.18	$120.45	$135.49	$139.71
6/30/2012	$29.73	$115.30	$142.95	$144.28

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

	Years Ended June 30,
	2012	2011	2010	2009	2008
Revenue
License and milestone revenue	$71,249	$53,426	$32,485	$7,754	$7,295
Collaboration revenue	13,886	18,475	21,395	17,228	21,513

Total revenue	85,135	71,901	53,880	24,982	28,808
Operating expenses
Cost of revenue	24,261	28,916	28,322	19,855	21,364
Research and development for proprietary drug discovery	56,719	63,498	72,488	89,560	90,347
General and administrative	15,202	16,261	17,121	18,020	15,591

Total operating expenses	96,182	108,675	117,931	127,435	127,302

Loss from operations	(11,047)	(36,774)	(64,051)	(102,453)	(98,494)
Other income (expense)
Realized gains (losses) on auction rate securities, net	-	1,891	1,305	(17,742)	(1,872)
Loss on prepayment of long-term debt, net	(942)	(6,340)	-	-	-
Interest income	32	406	864	2,116	6,064
Interest expense	(11,624)	(15,507)	(15,749)	(10,024)	(1,986)

Total other income (expense), net	(12,534)	(19,550)	(13,580)	(25,650)	2,206

Loss before income taxes	(23,581)	(56,324)	(77,631)	(128,103)	(96,288)
Income tax benefit	-	-	-	288	-

Net loss	$(23,581)	$(56,324)	$(77,631)	$(127,815)	$(96,288)

Weighted average shares outstanding - basic and diluted	70,619	55,447	50,216	47,839	47,309

Net loss per share - basic and diluted	$(0.33)	$(1.02)	$(1.55)	$(2.67)	$(2.04)

	2012	2011	2010	2009	2008
Cash and cash equivalents, marketable securities	$89,650	$64,708	$128,869	$57,488	$125,531
Working capital (deficit)	$17,171	$754	$39,367	$(5,378)	$66,346
Total assets	$108,073	$89,374	$159,179	$95,055	$163,077
Long-term debt, net of discount	$92,256	$91,540	$112,825	$83,170	$35,355
Total stockholders' equity (deficit)	$(85,806)	$(130,858)	$(116,678)	$(73,701)	$38,027

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front, milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the fiscal year ended June 30, 2012. All forward looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Annual Report. Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2012 refers to the fiscal year ended June 30, 2012.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small-molecule drugs to treat patients afflicted with cancer and inflammatory diseases. We are building late-stage development capabilities, with two wholly-owned programs, ARRY-614 and ARRY-520, and three partnered programs, Selumetinib partnered with AstraZeneca, MEK162 partnered with Novartis, and Danoprevir, an NS3 protease inhibitor, partnered with InterMune / Roche, having the potential to advance into registration trials by the end of 2013.

Our most advanced proprietary clinical programs include:

Proprietary Program	Indication	Clinical Status

1. ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma	Phase 2
2. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3. ARRY-797	p38 inhibitor for pain	Phase 2
4. ARRY-502	CRTh2 antagonist for asthma	Phase 2

In addition, we have 10 partner-funded clinical programs including two MEK inhibitors in Phase 2 clinical trials: selumetinib with AstraZeneca and MEK162 with Novartis:

Drug Candidate	Indication	Partner	Clinical Status

1. Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2
2. MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 2
3. Danoprevir	Hepatitis C virus protease inhibitor	InterMune (now owned by Roche Holding AG)	Phase 2
4. AMG 151	Glucokinase activator for Type 2 diabetes	Amgen Inc.	Phase 2
5. ARRY-543/ASLAN001	HER2/EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
6. GDC-0068	AKT inhibitor for cancer	Genentech Inc.	Phase 2
7. LY2603618	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8. GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech Inc.	Phase 1b
9. ARRY-382	cFMS inhibitor for cancer	Celgene Corporation	Phase 1
10. VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 1b

We also have a portfolio of proprietary and partnered drug discovery programs generated by our internal discovery efforts. Our internal drug discovery programs include inhibitors that target Trk receptors for the treatment of pain and G-protein-coupled receptor 119 for the treatment of diabetes. We may choose to out-license select promising candidates through research partnerships.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Our significant collaborators include:

  •
  Amgen – We entered into a worldwide strategic collaboration with Amgen in December 2009 to develop and commercialize our glucokinase activator, AMG 151, which is currently in Phase 2 development for Type 2 diabetes, and to discover potential back-up compounds for AMG 151.

  •
  ASLAN Pharmaceuticals – We entered into a collaboration and license agreement with ASLAN Pharmaceuticals in July 2011 to develop Array's HER2 / EGFR inhibitor, ASLAN001, which is currently in a Phase 2 clinical trial in patients with gastric cancer.

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

  •
  Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer, which is currently in a Phase 2 trial. The other programs under this collaboration are in preclinical development. In August 2011, we entered into an oncology partnership with Genentech for the development of each company's small-molecule Checkpoint kinase 1 (ChK-1) program. The programs include Genentech's compound GDC-0425 (RG7602) and Array's compound, GDC-0575, both of which are in Phase 1 clinical trials in patients with cancer.

  •
  Novartis – We entered into a worldwide strategic collaboration with Novartis in April 2010 to develop and commercialize our MEK inhibitor, MEK162, and other MEK inhibitors identified in the agreement. MEK162 is currently in numerous Phase 1b and Phase 2 clinical trials in patients with cancer.

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

In general, our collaborators may terminate their collaboration agreements with 90 to 180 days' prior notice. Our agreement with Genentech can be terminated with 120 days' notice. Celgene may terminate its agreement with us with six months' notice. Amgen may terminate its agreement with us at any time upon notice of 60 or 90 days depending on the development activities going on at the time of such notice. Novartis may terminate its agreement with us on a program by program basis with 180 days' notice.

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

Revenue Recognition

We recognize revenue based on four criteria, each of which must be met, in order to recognize revenue for the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or as services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

We follow ASC 605-25 "Revenue Recognition – Multiple-Element Arrangements" to determine the recognition of revenue under collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and for any multiple-element arrangements that were entered into prior to July 1, 2010 but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past collaboration arrangements.

For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they meet the separation criteria under the standard and have stand-alone value and we allocate revenue to the elements that meet the separation criteria based on their relative selling prices.

We treat deliverables in an arrangement that do not meet the separation criteria in this standard as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting. Since the adoption of this standard, we have entered into one agreement with multiple elements. We have had no material modifications to arrangements that were entered into prior to July 1, 2010.

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term. For agreements entered into after this date, the performance period for up-front license fees may be shorter because the performance period, measured as the time between the execution date and the completion of the inseparable technology transfer, is typically a shorter period, generally up to six months.

We defer the up-front payments and record them as Deferred Revenue upon receipt, pending recognition. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period over which revenue is expected to be recognized.

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

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable license fees, up-front payments and milestone payments in the event of early termination of programs. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

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

Where our collaboration agreements provide for us to conduct research and development on a number of programs and for which our partner has an option to obtain the right to conduct further development and to commercialize a portion of the programs subject to the agreement, we attribute a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that we conclude is likely to continue to be funded by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would continue to fund the same percentage of programs, we will adjust the allocation accordingly. See Note 6 – Deferred Revenue, for further information about our collaborations.

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

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 8 – Long-term Debt to our audited financial statements included elsewhere in this Annual Report on Form 10-K. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to our debt agreements to determine if the changes require accounting for the amendment as a modification, or as an extinguishment and new debt. We also review each long-term debt arrangement to determine if any feature of the debt requires bifurcation and/or separate valuation. These may include hybrid instruments, which are comprised of at least two components ((1) a debt host instrument and (2) one or more conversion features), warrants and other embedded derivatives, such as puts and other rights of the debt holder.

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

The fair value of the Embedded Derivatives is recorded as Derivative Liabilities in the accompanying Balance Sheets. We recorded fair values for the Embedded Derivatives of $656 thousand and $540 thousand at June 30, 2012 and 2011, respectively. The initial fair value of the Embedded Derivatives was recorded as Derivative Liabilities and as Debt Discount in our Balance Sheets. Each quarter, we determine whether any adjustments to the fair value of the Embedded Derivatives based on management's then current assumptions are necessary and record any changes in value to Derivative Liabilities in the Balance Sheets and Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

Warrants that we have issued in connection with our long-term debt arrangements have been classified as equity. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants are recorded in Stockholders' Deficit with the offset to debt discount. The debt discount is being amortized from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

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

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance will not impact our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Results of Operations

License and Milestone Revenue

License and Milestone Revenue consists of up-front license fees and ongoing milestone payments from collaborators.

Below is a summary of our License and Milestone Revenue (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011		Change 2011 vs. 2010
	2012	2011	2010	$	%	$	%

License revenue	$52,006	$42,477	$27,489	$9,529	22.4%	$14,988	54.5%
Milestone revenue	19,243	10,949	4,996	8,294	75.8%	5,953	119.2%

Total license and milestone revenue	$71,249	$53,426	$32,485	$17,823	33.4%	$20,941	64.5%

Fiscal 2012 compared to Fiscal 2011 – License revenue increased by $9.5 million, or 22.4%, in fiscal 2012 compared to the prior year. We recognized increased license revenue of $20.9 million during the current fiscal year due to our new licensing agreement with Genentech for our Chk-1 program, ARRY-575. There was no corresponding revenue for the Chk-1 program in fiscal 2011. Partially offsetting this increase was reduced revenue from the suspended amortization of the up-front license fees previously received from Celgene following temporary suspension of the associated research activities (see Note 6 – Deferred Revenue – Celgene Corporation to the accompanying financial statements).

Milestone revenue increased $8.3 million, or 75.8%, over the prior year primarily due to the recognition of $7.2 million of the $8.5 million milestone payment we received from Amgen during the fourth quarter of fiscal 2012 for enrollment of patients in a Phase 2 study of AMG 151 / ARRY-403. During fiscal 2012, we also recognized $1.3 million additional revenue related to a full year of amortization for the $10.0 million Celgene milestone payment received in fiscal 2011.

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

Below is a summary of our Collaboration Revenue (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

Collaboration revenue	$13,886	$18,475	$21,395	$(4,589)	(24.8%	)	$(2,920)	(13.6%	)

Fiscal 2012 compared to Fiscal 2011 – Collaboration Revenue decreased by $4.6 million, or 24.8%, due to fewer scientists engaged on our collaborations with Genentech and Amgen during the second half of fiscal 2012 compared to the same period in the prior year. The decrease was partially offset by revenue for FTEs working on our collaborations with Celgene and DNA BioPharma for which there was no corresponding revenue in fiscal 2011.

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

Below is a summary of our Cost of Revenue (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

Cost of revenue	$24,261	$28,916	$28,322	$(4,655)	(16.1%	)	$594	2.1%
Cost of revenue as a percentage of total revenue	28.5%	40.2%	52.6%

Fiscal 2012 compared to Fiscal 2011 – Cost of Revenue decreased $4.7 million, or 16.1%, during fiscal 2012 compared to fiscal 2011. The decrease was primarily the result of fewer scientists engaged on our collaborations with Genentech and Amgen during the second half of fiscal 2012. Cost of Revenue decreased as a percentage of total revenue due to the increased License and Milestone Revenue recognized in fiscal 2012 as discussed above.

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

Below is a summary of our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

Salaries, benefits and share-based compensation	$22,832	$29,082	$31,358	$(6,250)	(21.5%	)	$(2,276)	(7.3%	)
Outsourced services and consulting	17,680	13,843	19,131	3,837	27.7%		(5,288)	(27.6%	)
Laboratory supplies	6,652	9,328	10,734	(2,676)	(28.7%	)	(1,406)	(13.1%	)
Facilities and depreciation	8,066	9,702	9,697	(1,636)	(16.9%	)	5	0.1%
Other	1,489	1,543	1,568	(54)	(3.5%	)	(25)	(1.6%	)

Total research and development for proprietary drug discovery	$56,719	$63,498	$72,488	$(6,779)	(10.7%	)	$(8,990)	(12.4%	)

Fiscal 2012 compared to Fiscal 2011 – Research and Development Expenses for Proprietary Drug Discovery decreased $6.8 million, or 10.7%, during fiscal 2012 compared to the prior year. The decrease was the result of our new license agreement with Genentech and our new collaboration and license agreement with ASLAN Pharmaceuticals which resulted in the corresponding program costs shifting to the collaboration partner.

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

Below is a summary of our General and Administrative Expenses (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

General and administrative	$15,202	$16,261	$17,121	$(1,059)	(6.5%	)	$(860)	(5.0%	)

Fiscal 2012 compared to Fiscal 2011 – General and Administrative Expenses decreased $1.1 million, or 6.5%, during fiscal 2012 compared to fiscal 2011. The decrease was primarily for lower compensation-related costs following the reduction in force during June 2011 as well as a reduction in stock compensation expense related to the termination of our former CEO. Partially offsetting these decreases were additional costs incurred to hire our new CEO and search fees for our new board member. Additionally, we spent approximately $275 thousand less on business-related tax expenses.

Fiscal 2011 compared to Fiscal 2010 – General and Administrative Expenses decreased $860 thousand, or 5.0%, in fiscal 2011 compared to fiscal 2010 primarily as a result of a $760 thousand decrease in stock compensation expense from fully vested options as well as a $575 thousand decrease in the estimated liability for our fiscal 2011 performance bonus compared to the prior year. We also incurred approximately $400 thousand additional expense during fiscal 2011 to obtain and protect our patents.

Other Income (Expense)

Below is a summary of our Other Income (Expense) (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

Realized gains on auction rate securities, net	$-	$1,891	$1,305	$(1,891)	(100.0%	)	$586	44.9%
Loss on prepayment of long-term debt, net	(942)	(6,340)	-	5,398	(85.1%	)	(6,340)	-
Interest income	32	406	864	(374)	(92.1%	)	(458)	(53.0%	)
Interest expense	(11,624)	(15,507)	(15,749)	3,883	(25.0%	)	242	(1.5%	)

Total other income (expense), net	$(12,534)	$(19,550)	$(13,580)	$7,016	(35.9%	)	$(5,970)	44.0%

Summaries of the gains recorded related to our ARS are reported in Note 3 – Marketable Securities to the accompanying financial statements.

Loss on prepayment of long-term debt, net decreased $5.4 million in fiscal 2012 compared to the prior year. The fiscal 2012 loss was for a proportional write down of the debt discount and debt issuance costs related to a $4.2 million payment to Deerfield. The fiscal 2011 loss resulted from the May 2011 Deerfield debt modification. A summary of the loss on prepayment of long-term debt, net related to the modification of the Deerfield credit facilities in May 2011 and Interest Expense are reported in Note 8 – Long-term Debt of the accompanying financial statements.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2012, we had an accumulated deficit of $570.7 million. We had net losses of $23.6 million, $56.3 million and $77.6 million for the years ended June 30, 2012, 2011 and 2010, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our collaboration and out-licensing transactions, from the issuance and sale of equity securities and through debt provided by our credit facilities. For example, we received net proceeds of approximately $56.1 million in February 2012 from an underwritten public offering of our common stock and have received $174 million in the last 32 months through the date of filing this Annual Report, including the following payments under our collaborations:

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
  •
  In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.
  •
  In September 2011, we received a $28 million milestone payment under a License Agreement with Genentech, Inc.
  •
  In June 2012, we received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During fiscal 2013, we expect to begin paying our share of the combined development costs since inception of the MEK162 program, as discussed in Note 9 – Deferred Revenue – Novartis International Pharmaceutical Ltd. As of June 30, 2012, we have reported a $9.2 million payable in the accompanying Balance Sheet as co-development liability for this obligation.

Management believes that the cash, cash equivalents and marketable securities as of June 30, 2012 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaborations that provide for additional up-front fees or milestone payments or we may not earn milestone payments under such collaborations when anticipated or at all. Our ability to realize milestone or royalty payments under existing collaboration agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control and include the following:

  •
  The drug development process is risky and highly uncertain and we may not be successful in generating proof-of-concept data to create partnering opportunities and, even if we are, we or our collaborators may not be successful in commercializing drug candidates we create;
  •
  We may fail to select the best drug from our wholly-owned pipeline to advance and invest in registration, or Phase 3 studies;
  •
  Our collaborators have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all;
  •
  The drug candidates we develop may not obtain regulatory approval;

  •
  If regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty revenue or product revenue from the commercialization of these drugs; and
  •
  We cannot control or predict the spending priorities and willingness of pharmaceutical companies to in-license drugs for further development and commercialization.

Our assessment of our future need for funding and our ability to continue to fund our operations for the next 12 months is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

  •
  Our ability to enter into agreements to out-license, co-develop our proprietary drug candidates and the timing of payments under those agreements throughout each candidate's development stage;
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

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 8 – Long-term Debt, the entire debt balance of $92.6 million outstanding with Deerfield Private Design Fund, L.P. and certain of its affiliates (collectively referred to as Deerfield) becomes due and payable if our total cash, cash equivalents and marketable securities falls below $20 million at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities as of June 30, 2010 consisted primarily of our investments in ARS, all of which we have sold as of March 31, 2011. See Note 3 – Marketable Securities to the accompanying financial statements for more information regarding our ARS.

Long-term marketable securities as of June 30, 2012 primarily related to our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

Cash and cash equivalents	$55,799	$48,099	$32,846	$7,700	16.0%		$15,253	46.4%
Marketable securities – short-term	33,378	15,986	78,664	17,392	108.8%		(62,678)	(79.7%	)
Marketable securities – long-term	473	623	17,359	(150)	(24.1%	)	(16,736)	(96.4%	)

Total	$89,650	$64,708	$128,869	$24,942	38.5%		$(64,161)	(49.8%	)

Cash Flow Activities

Below is a summary of our cash flows (dollars in thousands):

	Years Ended June 30,			Change 2012 vs. 2011			Change 2011 vs. 2010
	2012	2011	2010	$	%		$	%

Cash flows provided by (used in):
Operating activities	$(33,546)	$(65,962)	$17,886	$32,416	(49.1%	)	$(83,848)	(468.8%	)
Investing activities	(18,721)	74,095	(69,391)	(92,816)	(125.3%	)	143,486	(206.8%	)
Financing activities	59,967	7,120	51,149	52,847	742.2%		(44,029)	(86.1%	)

Total	$7,700	$15,253	$(356)	$(7,553)	(49.5%	)	$15,609	(4,383.0%	)

Fiscal 2012 compared to Fiscal 2011 – Net cash used in operating activities in fiscal 2012 was $33.5 million, compared to $66.0 million in fiscal 2011. In fiscal 2012, we received $36.5 million from Genentech and Amgen for up-front and milestone payments under our collaboration agreements with them which decreased our net loss compared to fiscal 2011.

Net cash provided by (used in) investing activities was $(18.7) million and $74.1 million in fiscal 2012 and 2011, respectively. During fiscal 2012, our net cash proceeds from sales of marketable securities decreased by $95.4 million compared to the prior year.

Net cash provided by financing activities was $60.0 million and $7.1 million for fiscal 2012 and 2011, respectively. The difference between the periods is primarily attributable to $56.1 million in net proceeds received from the sale of 23 million shares of our common stock in a public offering during February 2012 and $7.0 million received from the sale of 2.9 million shares of our common stock under our Equity Distribution Agreement with Piper Jaffray & Co during the current fiscal year. This increase in net cash provided by financing activities was reduced by the $4.2 million payment of principal under the Deerfield credit facilities.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2012 (dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$150	$87,112	$20,000	$—	$107,262
Interest on debt obligations (3) (4)	6,912	13,028	1,500	—	21,440
Co-development liabilities (1)	9,178	—	—	—	9,178
Operating lease commitments (2)	8,175	16,464	8,653	—	33,292
Purchase obligations (2)	15,222	1,232	—	—	16,454

Total	$39,637	$117,836	$30,153	$—	$187,626

(1)
Reflected in the accompanying Balance Sheets.
(2)
These obligations are not reflected in the accompanying Balance Sheets.
(3)
Interest on the variable debt obligations under the Term Loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of June 30, 2012.
(4)
Interest on the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of June 30, 2012.

We are obligated under non-cancelable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of June 30, 2012 were five to 10 years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $14.2 million are for outsourced services for clinical trials and other research and development costs. The remaining $2.3 million is for all other purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. Following the disposition of our remaining ARS in the quarter ended March 31, 2011, we no longer have liquidity risk associated with our ARS/marketable securities. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2012, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point change in interest rates and security prices would impact our annual net loss positively or negatively by $897 thousand based on the current balance of $89.7 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of June 30, 2012, we had $107.3 million of debt outstanding, exclusive of the debt discount of $15.0 million. The term loan under our senior secured Term Loan with Comerica Bank of $14.7 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points on our current interest rate of 3.25% on the Comerica debt as of June 30, 2012 would result in a change in our annual interest expense of $147 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of June 30, 2012 would result in a change in our annual interest expense of $858 thousand.

Historically and as of June 30, 2012, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012 to ensure that information we are required to disclose in reports that we file or furnish under the Securities Exchange Act of 1934: (1) is recorded, processed and summarized effectively and reported within the time periods specified in Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting set forth below is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended June 30, 2012. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of our year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2012 fiscal year pursuant to Regulation 14A for our 2012 Annual Meeting of Stockholders to be held on October 24, 2012 (the "2012 Proxy Statement"), and the information referenced below to be included in this Part III is incorporated by reference from the 2012 Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the 2012 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Executive Compensation," "Compensation Committee Report," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2012 Proxy Statement and the information relating to securities authorized for issuance under our equity compensation plans is incorporated by reference from the information under the caption "Proposal 3 – Approval of Amendment to Employee Stock Purchase Plan" contained in the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2012 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2012 Proxy Statement.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2012 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on August 16, 2012.

ARRAY BIOPHARMA INC.
By: /s/ RON SQUARER
Ron Squarer Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Squarer, R. Michael Carruthers and John R. Moore, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ RON SQUARER Ron Squarer	Chief Executive Officer and Director (Principal Executive Officer)	August 16, 2012
/s/ KYLE A. LEFKOFF Kyle A. Lefkoff	Chairman of the Board of Directors	August 16, 2012
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers	Chief Financial Officer (Principal Financial And Accounting Officer)	August 16, 2012
/s/ FRANCIS J. BULLOCK Francis J. Bullock, Ph.D.	Director	August 16, 2012
/s/ GWEN A. FYFE Gwen A. Fyfe, M.D.	Director	August 16, 2012
/s/ KEVIN KOCH Kevin Koch, Ph.D.	Director	August 16, 2012
/s/ LIAM RATCLIFFE Liam Ratcliffe. M.D., Ph.D.	Director	August 16, 2012

SIGNATURE	TITLE

/s/ DAVID L. SNITMAN David L. Snitman, Ph.D.	Director	August 16, 2012
/s/ GIL J. VAN LUNSEN Gil J. Van Lunsen	Director	August 16, 2012
/s/ JOHN L. ZABRISKIE John L. Zabriskie, Ph.D.	Director	August 16, 2012

ARRAY BIOPHARMA INC.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2012, as stated in their report, which is included elsewhere herein.

/s/ RON SQUAREER Ron Squarer Chief Executive Officer August 16, 2012
/s/ R. MICHAEL CARRUTHERS R. Michael Carruthers Chief Financial Officer August 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 16, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boulder, Colorado
August 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated August 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Boulder, Colorado
August 16, 2012

ARRAY BIOPHARMA INC.
Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)

	June 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$55,799	$48,099
Marketable securities	33,378	15,986
Prepaid expenses and other current assets	3,930	6,477

Total current assets	93,107	70,562
Long-term assets
Marketable securities	473	623
Property and equipment, net	12,059	15,698
Other long-term assets	2,434	2,491

Total long-term assets	14,966	18,812

Total assets	$108,073	$89,374

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,466	$4,460
Accrued outsourcing costs	5,394	5,248
Accrued compensation and benefits	7,530	6,431
Other accrued expenses	1,390	2,312
Co-development liability	9,178	-
Deferred rent	3,489	3,333
Deferred revenue	42,339	47,874
Current portion of long-term debt	150	150

Total current liabilities	75,936	69,808
Long-term liabilities
Deferred rent	11,480	14,968
Deferred revenue	13,228	39,306
Long-term debt, net	92,106	91,390
Derivative liabilities	656	540
Other long-term liabilities	473	4,220

Total long-term liabilities	117,943	150,424

Total liabilities	193,879	220,232
Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,135 shares designated as Series B convertible preferred stock; 2,721 and 10,135 shares issued and outstanding as of June 30, 2012 and 2011, respectively	8,054	30,000
Common stock, $0.001 par value; 120,000,000 shares authorized; 92,063,645 and 57,020,003 shares issued and outstanding, as of June 30, 2012 and 2011, respectively	92	57
Additional paid-in capital	437,401	346,853
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	(1)	3
Accumulated deficit	(570,737)	(547,156)

Total stockholders' deficit	(85,806)	(130,858)

Total liabilities and stockholders' deficit	$108,073	$89,374

See accompanying notes to the financial statements

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)

	Years Ended June 30,
	2012	2011	2010
Revenue
License and milestone revenue	$71,249	$53,426	$32,485
Collaboration revenue	13,886	18,475	21,395

Total revenue	85,135	71,901	53,880

Operating expenses
Cost of revenue	24,261	28,916	28,322
Research and development for proprietary drug discovery	56,719	63,498	72,488
General and administrative	15,202	16,261	17,121

Total operating expenses	96,182	108,675	117,931

Loss from operations	(11,047)	(36,774)	(64,051)
Other income (expense)
Realized gains on auction rate securities, net	-	1,891	1,305
Loss on early repayment of long-term debt, net	(942)	(6,340)	-
Interest income	32	406	864
Interest expense	(11,624)	(15,507)	(15,749)

Total other income (expense), net	(12,534)	(19,550)	(13,580)

Loss before income taxes	(23,581)	(56,324)	(77,631)
Income tax benefit	-	-	-

Net loss	$(23,581)	$(56,324)	$(77,631)

Change in unrealized gains (losses) on marketable securities	(4)	(5,525)	2,294

Comprehensive loss	$(23,585)	$(61,849)	$(75,337)

Weighted average shares outstanding - basic and diluted	70,619	55,447	50,216

Net loss per share attributable to Array Biopharma common stockholders - basic and diluted	$(0.33)	$(1.02)	$(1.55)

See accompanying notes to the financial statements

ARRAY BIOPHARMA INC.
Statements of Stockholders' Deficit
(All Numbers in Thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital			Accumulated Deficit
	Shares	Amounts	Shares	Amounts		Warrants			Total
Balance as of July 1, 2009	-	-	48,125	48	312,349	23,869	3,234	(413,201)	(73,701)
Issuance of common stock under stock option and employee stock purchase plans	-	-	797	1	1,175	-	-	-	1,176
Share-based compensation expense	-	-	-	-	5,372	-	-	-	5,372
Issuance of common stock for cash, net of offering costs	-	-	3,302	3	10,970	-	-	-	10,973
Issuance of common stock warrants	-	-	-	-	-	12,427	-	-	12,427
Payment of employee bonus with stock	-	-	1,000	1	2,411	-	-	-	2,412
Recognition of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(915)	-	(915)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	3,209	-	3,209
Net loss	-	-	-	-	-	-	-	(77,631)	(77,631)

Balance as of June 30, 2010	-	-	53,224	53	332,277	36,296	5,528	(490,832)	(116,678)
Issuance of common stock under stock option and employee stock purchase plans	-	-	606	1	1,490	-	-	-	1,491
Share-based compensation expense	-	-	-	-	3,328	-	-	-	3,328
Issuance of common stock for cash, net of offering costs	-	-	1,910	2	5,777	-	-	-	5,779
Repricing of warrants for common stock	-	-	-	-	-	3,089	-	-	3,089
Payment of employee bonus with stock			1,280	1	3,981			-	3,982
Issuance of Series B preferred stock from debt repayment	10	30,000			-				30,000
Reclassification of unrealized gain out of accumulated other comprehensive income to earnings	-	-	-	-	-	-	(2,706)	-	(2,706)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	(2,819)	-	(2,819)
Net loss	-	-	-	-	-	-	-	(56,324)	(56,324)

Balance as of June 30, 2011	10	30,000	57,020	57	346,853	39,385	3	(547,156)	(130,858)
Issuance of common stock under stock option and employee stock purchase plans	-	-	581	1	1,168	-	-	-	1,169
Share-based compensation expense	-	-	-	-	2,351	-	-	-	2,351
Issuance of common stock for cash, net of offering costs	-	-	25,936	26	63,122	-	-	-	63,148
Conversion of preferred stock to common	(7)	(21,946)	7,414	7	21,939	-	-	-	-
Payment of employee bonus with stock	-	-	1,113	1	1,968	-	-	-	1,969
Change in unrealized gain on marketable securities	-	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	-	(23,581)	(23,581)

Balance as of June 30, 2012	3	8,054	92,064	92	437,401	39,385	(1)	(570,737)	(85,806)

See accompanying notes to the financial statements

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(Amounts in Thousands)

	Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(23,581)	$(56,324)	$(77,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,076	7,616	6,338
Share-based compensation expense	2,351	3,328	5,372
Payment of employee bonus with stock	1,969	3,982	2,412
Realized (gains) losses on auction rate securities, net	-	(1,891)	(1,444)
Impairment of marketable securities	-	-	217
Loss on early repayment of long-term debt, net	942	6,340	-
Non-cash interest expense	4,643	6,377	6,737
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,201	(1,119)	(658)
Accounts payable	2,006	(1,173)	(1,064)
Accrued outsourcing costs	146	341	148
Accrued compensation and benefits	1,099	(3,582)	2,165
Deferred rent	(3,332)	(3,180)	(3,034)
Deferred revenue	(31,613)	(30,471)	78,078
Accrued and other liabilities	4,547	3,794	250

Net cash (used in) provided by operating activities	(33,546)	(65,962)	17,886
Cash flows from investing activities
Purchases of property and equiment	(1,437)	(1,901)	(1,253)
Purchases of marketable securities	(51,339)	(53,427)	(79,375)
Proceeds from sales and maturities of marketable securities	34,055	129,423	11,237

Net cash provided by (used in) investing activities	(18,721)	74,095	(69,391)
Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	1,169	1,491	1,176
Proceeds from the issuance of common stock for cash	67,145	6,060	11,596
Payment of offering costs	(3,997)	(281)	(623)
Proceeds from the issuance of long-term debt	-	-	40,000
Payment of long-term debt principal	(4,350)	(150)	-
Payment of transaction fees	-	-	(1,000)

Net cash provided by financing activities	59,967	7,120	51,149

Net increase (decrease) in cash and cash equivalents	7,700	15,253	(356)
Cash and cash equivalents as of beginning of year	48,099	32,846	33,202

Cash and cash equivalents as of end of year	$55,799	$48,099	$32,846

Supplemental disclosure of cash flow information
Cash paid for interest	$7,008	$9,105	$8,540

See accompanying notes to the financial statements

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

Certain fiscal 2012 amounts have been reclassified to conform to the current year presentation. Specifically, certain amounts related to our marketable securities and payment of our bonus in stock have been reclassified in the statement of cash flows for fiscal years 2011 and 2010.

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2012, the Company had an accumulated deficit of $570.7 million. The Company had net losses of $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The Company has historically funded its operations from up-front fees and license and milestone revenue received under its collaborations and out-licensing transactions, from the issuance and sale of its equity securities and through debt provided by its credit facilities. For example, in February 2012 the Company

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

received net proceeds of approximately $56.1 million from the sale of shares of its common stock in an underwritten public offering and the Company has received $174 million in the last 32 months thru the date of filing this Annual Report, including the following payments under its collaborations:

  •
  In December 2009, the Company received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement.
  •
  In April 2010, the Company received $45 million in up-front and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.
  •
  In December 2010, the Company received a $10 million milestone payment under a License Agreement with Celgene Corporation.
  •
  In May 2011, the Company received a $10 million milestone payment under a License Agreement with Novartis.
  •
  In September 2011, the Company received a $28 million milestone payment under a License Agreement with Genentech, Inc.
  •
  In June 2012, the Company received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

The recognition of revenue under these agreements is discussed further in Note 6 – Deferred Revenue. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the foreseeable future, the Company will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

Management believes that the cash, cash equivalents and marketable securities as of June 30, 2012 will enable it to continue to fund operations in the normal course of business for at least the next 12 months.

The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it is successful, future equity issuances would result in dilution to the Company's existing stockholders. The Company also may not successfully consummate new collaborations that provide for additional up-front fees or milestone payments or may not earn milestone payments under new or existing collaborations when anticipated or at all.

If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on the Company's wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to the Company and its stockholders than the Company would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent the Company from successfully executing its operating plan and in the future could raise substantial doubt about the Company's ability to continue as a going concern. Further, as discussed in Note 8 – Long-term Debt, the entire debt balance of $92.6 million outstanding with Deerfield becomes due and payable if the Company's total cash, cash equivalents and marketable securities falls below $20 million at the end of a fiscal quarter.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

The Company discloses assets and liabilities measured at fair value based on their level in the hierarchy. Considerable judgment is required in interpreting market and other data to develop estimates of fair value for assets or liabilities for which there are no quoted prices in active markets, which include the Company's auction rate securities, or ARS, warrants issued by the Company in connection with its long-term debt and the embedded derivatives associated with the long-term debt. The use of different assumptions and/or estimation methodologies may have a material effect on their estimated fair value. Accordingly, the fair value estimates disclosed by the Company may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

not exist) are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying Balance Sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of Stockholders' Deficit until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company's then current intent and ability to sell the security if it is required to do so. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest Income in the accompanying Statements of Operations and Comprehensive Loss. Realized gains and losses on ARS the Company held along with declines in value judged to be other-than-temporary are reported in Realized Gains on Auction Rate Securities, Net in the accompanying Statements of Operations and Comprehensive Loss when recognized. The cost of securities sold is based on the specific identification method.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Equity Investment

The Company has entered into one collaboration and license agreement and may, in the future, enter into additional agreements, in which it received an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. The Company reports the value of equity securities received from non-publicly traded companies in which it does not exercise a significant or controlling interest at cost as Other Long-term Assets in the accompanying Balance Sheets. The Company monitors its investment for impairment at least annually and makes appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

The estimated fair value of the Embedded Derivatives was determined based on management's judgment and assumptions and the use of different assumptions could result in significantly different estimated fair values. See Note 8 – Long-Term Debt – Deerfield Credit Facilities – Embedded Derivatives for information on the impact changes in these assumptions can have on the value of the Embedded Derivatives in the accompanying Balance Sheet and Interest Expense in the Statement of Operations and Comprehensive Loss.

The fair value of the Embedded Derivatives is recorded as Derivative Liabilities in the accompanying Balance Sheets. Changes in the value of the Embedded Derivatives is adjusted quarterly and recorded to Derivative Liabilities in the Balance Sheets and Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

Warrants that the Company has issued in connection with its long-term debt arrangements have been classified as equity. The Company valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in Stockholders' Deficit with the offset to debt discount. The debt discount is being amortized from the respective draw dates to the end of the term of the Deerfield credit facilities using the effective interest method and recorded as Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

Transaction fees paid in connection with the Company's long-term debt arrangements that qualify for capitalization are recorded as Other Long-Term Assets in the Balance Sheets and amortized to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss using the effective interest method over the term of the underlying debt agreement.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes the amount of income taxes payable or refundable for the year as current income tax provision (benefit) and records a deferred income tax provision (benefit) based on changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities and, using enacted tax rates in effect, reflect the expected effect these differences would have on future taxable income, if any. Valuation allowances are recorded to reduce the amount of deferred tax assets when management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized. Such allowances are based upon available objective evidence, the expected reversal of temporary differences and projections of future taxable income.

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

The estimated grant date fair value of stock options is based on a Black- Scholes option pricing model and is expensed on a straight-line basis over the vesting term. Compensation expense for stock options is reduced for forfeitures, which are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for purchases under the ESPP is measured based on a Black-Scholes option pricing model and incorporates the estimated fair value of the common stock during each offering period as well as the purchase discount.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

The Company recognizes revenue based on four criteria, each of which must be met, in order to recognize revenue for the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or as services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

Many of the Company's collaboration agreements include a combination of discovery research funding, up-front or license fees, milestone payments and/or royalties. The Company follows ASC 605-25 "Revenue Recognition – Multiple-Element Arrangements" to determine the recognition of revenue under arrangements involving the delivery of multiple revenue elements when delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. The Company adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and for any multiple-element arrangements that were entered into prior to July 1, 2010 but materially modified on or after July 1, 2010. Since the adoption of this standard, the Company has entered into one agreement with multiple elements. The Company has had no material modifications to arrangements that were entered into prior to July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for the Company's past collaboration arrangements.

For the Company's multiple element transactions entered into on or after July 1, 2010, the Company evaluates the deliverables to determine if they meet the separation criteria under ASC 605-25 and have stand-alone value. The Company allocates revenue to elements that meet the separation criteria based on their relative selling prices. The Company treats deliverables in an arrangement that do not meet the separation criteria as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

Where the Company's collaboration agreements provide for it to conduct research and development on a number of programs and for which the Company's partner has an option to obtain the right to conduct further development and to commercialize a portion of the programs subject to the agreement, the Company attributes a portion of its research and development costs to Cost of Revenue based on the percentage of total programs under the agreement that the Company concludes is likely to continue to be funded by the partner. These costs may not be incurred equally across all programs. In addition, the Company continually evaluates the progress of development activities under these agreements and if events or circumstances change in future periods that the Company reasonably believes would make it unlikely that a collaborator would continue to fund the same percentage of programs, the Company will

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

adjust the allocation accordingly. See Note 6 – Deferred Revenue, for further information about the Company's collaborations.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company adopted this disclosure standard in the third quarter of fiscal 2012 and it did not have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' deficit. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of the Company's equipment, leasehold improvements and other fixed assets is within the U.S.

Significant Collaborators

The following collaborators contributed greater than 10.0% of the Company's total revenue during fiscal years ended June 30, 2012, 2011 and 2010. The revenue from these collaborators as a percentage of total revenue was:

	Years Ended June 30,
	2012	2011	2010
Genentech	41%	22%	39%
Amgen	34%	36%	28%
Novartis	16%	21%	0%
Celgene	7%	21%	26%

	98%	100%	93%

The loss of one or more of its significant collaborators could have a material adverse effect on the Company's business, operating results or financial condition. The Company does not require collateral from its collaborators, though most pay in advance. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2012.

Geographic Information

The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Years Ended June 30,
	2012	2011	2010
North America	$70,905	$56,801	$53,641
Europe	13,987	$15,081	$187
Asia Pacific	243	$19	$52

	$85,135	$71,901	$53,880

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term available-for-sale securities:
U.S. Government agency securities	$33,129	$-	$(1)	$33,128
Mutual fund securities	250	-		250

Sub-total	33,379	-	(1)	33,378

Long-term available-for-sale securities:
Mutual fund securities	473	-	-	473

Sub-total	473	-	-	473

Total	$33,852	$-	$(1)	$33,851

Marketable securities consisted of the following as of June 30, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term available-for-sale securities:
U.S. Government agency securities	$15,598	$3	$-	$15,601
Mutual fund securities	385	-	-	385

Sub-total	15,983	3	-	15,986

Long-term available-for-sale securities:
Mutual fund securities	623	-	-	623

Sub-total	623	-	-	623

Total	$16,606	$3	$-	$16,609

The majority of the mutual fund securities relate to securities held under the Company's Deferred Compensation Plan.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

The fair value measurement categories of these marketable securities were as follows (dollars in thousands):

	June 30,
	2012	2011
Quoted prices in active markets for identical assets (Level 1)	$33,851	$16,609
Observable inputs other than quoted prices in active markets (Level 2)	-	-
Significant unobservable inputs (Level 3)	-	-

	$33,851	$16,609

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of June 30, 2012 is (dollars in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$33,379	$33,378
Due in one year to three years	473	473

	$33,852	$33,851

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and Equipment, Net in the accompanying Balance Sheets consists of the following (dollars in thousands):

	June 30,
	2012	2011
Furniture and fixtures	$3,381	$3,373
Equipment	39,151	39,982
Computer hardware and software	12,886	12,051
Leasehold improvements	30,869	30,562

Property and equipment, gross	86,287	85,968
Less: Accumulated depreciation and amortization	(74,228)	(70,270)

Property and equipment, net	$12,059	$15,698

Depreciation and amortization expense was $5.1 million, $7.6 million and $6.3 million for the years ended June 30, 2012, 2011, and 2010, respectively.

The Company had $1.1 million of unamortized software development costs as of June 30, 2012 and 2011. Amortization expense for software development costs was $623 thousand, $644 thousand, and $610 thousand for the years ended June 30, 2012, 2011, and 2010, respectively, and is included in depreciation and amortization expense disclosed above.

Leasehold Improvements

The Company leases its Boulder and Longmont facilities pursuant to lease agreements that each have a ten-year lease term. Beginning in fiscal 2007, the Company began amortizing its leasehold improvements over these ten-year lease terms. See Note 11 – Commitments and Contingencies for further details.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 6 – DEFERRED REVENUE

Deferred revenue consisted of the following in fiscal 2012 and 2011 (dollars in thousands):

	June 30,
	2012	2011
Amgen, Inc.	$11,129	$30,674
Celgene Corporation	11,340	15,741
DNA BioPharma, Inc.	500	-
Genentech, Inc.	7,810	2,228
Novartis International Pharmaceutical Ltd	24,788	38,537

Total deferred revenue	55,567	87,180
Less: Current portion	(42,339)	(47,874)

Deferred revenue, long term	$13,228	$39,306

Amgen Inc.

In December 2009, the Company granted Amgen the exclusive worldwide right to develop and commercialize the Company's small molecule glucokinase activator, AMG 151/ARRY-403. Under the Collaboration and License Agreement, the Company was responsible for completing Phase 1 clinical trials on AMG 151, which it completed during fiscal 2011. The Company also conducted further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provides the Company with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid an up-front fee of $60 million. In June 2012, the Company received an $8.5 million milestone payment following achievement of a pre-defined patient enrollment milestone in a Phase 2a trial. The Company is entitled to receive up to approximately $658 million in additional aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. The Company will also receive royalties on sales of any approved drugs developed under the agreement.

The Company estimates that its obligations under the agreement will continue until December 31, 2012 and, therefore, is recognizing the up-front fee and subsequent milestone payments on a straight-line basis from the date the agreement was signed on December 13, 2009 through that time in License and Milestone Revenue in the accompanying Statements of Operations and Comprehensive Loss. The Company recognized $19.7 million, $19.7 million and $10.8 million in License and Milestone Revenue related to the up-front fee for each of the years ended June 30, 2012, 2011 and 2010, respectively. During the fourth quarter of fiscal year 2012, the Company recognized $7.2 million in additional License and Milestone Revenue for the Phase 2a milestone payment.

The Company records revenue for research performed by its scientists working on the discovery program in Collaboration Revenue in the accompanying Statements of Operations and Comprehensive Loss. The

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Company recognized $2.2 million, $4.7 million, and $2.0 for the years ended June 30, 2012, 2011 and 2010, respectively.

The Company was reimbursed for certain development activities, which is recorded in Collaboration Revenue and Cost of Revenue in the accompanying Statements of Operations and Comprehensive Loss. The Company recognized $1.4 million of Collaboration Revenue and Cost of Revenue for the year ended June 30, 2011. The Company did not perform any development activities in fiscal 2012 and therefore did not record any such revenue during fiscal 2012.

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

In consideration for the rights granted to Novartis under the agreement, the Company received $45 million, comprising an up-front and milestone payment, in the fourth quarter of fiscal 2010. The Company is entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. In March 2011, the Company earned a $10 million milestone payment, which it received in the fourth quarter of fiscal 2011. Novartis will also pay the Company royalties on worldwide sales of any approved drugs, so long as the Company continues to co-develop products under the program in the U.S., royalties on U.S. sales are at a significantly higher level than sales outside the U.S., as described below.

The Company estimates that its obligations under the agreement will continue until April 2014 and, therefore, is recognizing the up-front fee and milestone payments on a straight-line basis from the date the agreement was signed in April 2010 through that time. These amounts are recorded in License and Milestone Revenue in the accompanying Statements of Operations and Comprehensive Loss.

The Company recognized $10.0 million in revenue related to the up-front payment during each of the years ended June 30, 2012 and 2011. The Company recognized $3.8 million and approximately $4.2 million in revenue related to the milestone payments during the years ended June 30, 2012 and 2011, respectively.

The Novartis agreement also contains co-development rights whereby the Company can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis will reimburse the Company for 100% of the Company's development

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

The Company records a receivable in the accompanying Balance Sheets for the amounts due from Novartis for the reimbursement of the Company's development costs. The Company accrues its percentage share of the combined development costs in the accompanying Balance Sheets as a current or long-term liability in fiscal 2012 and 2011, respectively, on the basis of the Company's intention to begin paying such amounts to Novartis beginning in year three of the co-development period.

The Company's share of the combined development costs was $5.6 million and $3.6 million during the years ended June 30, 2012 and 2011, respectively, which was recorded in Cost of Revenue in the accompanying Statements of Operations and Comprehensive Loss. The Company recorded corresponding payables of $9.2 million and $3.6 million in in the accompanying Balance Sheets as Co-development Liability as of June 30, 2012 and Other Long-Term Liabilities as of June 30, 2011, respectively. In addition, the Company had related receivables of $950 thousand and $1.0 million in Prepaid and Other Current Assets in the accompanying Balance Sheets as of June 30, 2012 and 2011, respectively, for the reimbursable development costs it incurred during the fourth quarter of each year. In total, the Company incurred reimbursable development costs of $2.9 million and $6.3 million during the years ended June 30, 2012 and 2011, respectively.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

In June 2009, the agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid the Company $4.5 million in consideration for the amendment. The option term for this target will expire on or before June 2016, and the option term for the other targets will expire on the earlier of completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014. In September 2009, Celgene notified the Company that it was waiving its rights to one of the discovery targets under the collaboration, leaving Celgene the option to select two of the remaining three targets.

In January 2012, the agreement was further amended to continue drug discovery activities the Company was conducting on one of the existing targets. Celgene paid the Company $1.5 million during the second half of fiscal 2012 as compensation for the additional research and the Company recognized $1.3 million of this payment as Collaboration Revenue during the year ended June 30, 2012.

The Company regularly reviews and adjusts the estimated period of the discovery obligations to determine the period over which the up-front fee and milestone payments will be recognized under the Celgene Agreement. Upon execution of the agreement, the Company estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly began recognizing as revenue the up-front fees received from the date of receipt through September 2014. During the quarter ended September 30, 2011, the Company estimated that the remaining period for its discovery obligations under the agreement was likely to be through June 2013. Therefore, beginning in the second quarter of fiscal 2011 the Company began recognizing the remaining unamortized balance of the up-front fee through this shorter period on a straight-line basis.

Throughout the majority of fiscal 2012, research activities associated with the up-front fee were suspended while the Company's drug discovery activities were directed toward the additional funded research discussed above. Consequently, the Company also suspended recognition of the related deferred revenue balance for the up-front fee and recognized $878 thousand in License and Milestone Revenue in fiscal 2012 relating to this fee.

The Company recognized $4.7 million, $14.8 million and $13.9 million in revenue related to the up-front fee and milestone payments during the years ended June 30, 2012, 2011 and 2010, respectively.

The Company also reviews and adjusts as appropriate the allocation of research and development expenses under our agreement with Celgene based on the likelihood that Celgene will continue funding development of the programs for which Celgene has an option under the agreement. The Company initially concluded that we would successfully discover compounds that would be nominated and reach the Phase 1 milestone in two of the four programs. Accordingly, upon execution of the agreement, the Company began reporting costs associated with the Celgene collaboration as 50% to Cost of Revenue, with the remaining 50% to Research and Development Expenses for Proprietary Programs. In the second quarter of fiscal 2011, the Company concluded that Celgene is likely to continue funding two of the remaining three programs by paying the Phase 1 milestone. Accordingly, beginning October 1, 2010, the

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Company began reporting costs associated with the Celgene collaboration as 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development Expenses for Proprietary Programs. During the third quarter of fiscal 2012, research was active on only one of the remaining programs and management concluded the program will reach the Phase 1 milestone. Consequently, the Company recorded all costs for the Celgene programs as Cost of Revenue for the six months ended June 30, 2012.

Celgene can terminate any drug development program for which it has not exercised an option at any time, provided that it gives the Company prior notice. In this event, all rights to the program remain with Array and the Company would no longer be entitled to receive milestone payments for further development or regulatory milestones that it could have achieved had Celgene continued development of the program. Celgene may terminate the agreement in whole, or in part with respect to individual drug development programs for which Celgene has exercised an option, upon six months' written notice to Array. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

Genentech, Inc.

In addition to its ongoing agreements with Genentech, the Company entered into an additional oncology partnership for the development of each company's small-molecule Checkpoint kinase 1 (Chk-1) program in August 2011. The partnered drugs include Genentech's compound GDC-0425 and the Company's compound ARRY-575. Under the terms of the agreement, Genentech acquired a license to the Company's compound ARRY-575 and is responsible for all research, clinical development and commercialization activities of the partnered drugs. The Company received an up-front payment of $28.0 million during the first quarter of fiscal 2012 and is eligible to receive payments of up to $685.0 million based on the achievement of clinical and commercial milestones under the agreement. The Company will also receive up to a double-digit royalty on sales of any drugs resulting from the partnership.

Pursuant to the accounting guidance for revenue recognition for multiple element arrangements, the Company determined that it is obligated to deliver two non-contingent deliverables related to the agreement that meet the separation criteria under the guidance and therefore these deliverables are treated as separate units of accounting. The two deliverables are (1) the delivery of specified clinical materials for GDC-0575 (ARRY-575) for use in future clinical trials and (2) the transfer of the license and related technology with ongoing regulatory services to assist in filing the IND application and providing supporting data.

This agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require the Company to perform chemical and manufacturing control (CMC) activities for additional drug product or improved processes. This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without the Company's assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the $28.0 million up-front payment has been allocated to the contingent CMC services that the Company may be obligated to perform in the future.

The first non-contingent deliverable required the Company to prepare specified clinical materials for delivery to Genentech, and the Company completed this delivery in December 2011, by the date

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

specified in the agreement. The second and final obligation related to the non-contingent deliverable of assisting in the filing of the IND application was completed as of March 31, 2012. The agreement provides for no general right of return for any non-contingent deliverable. Consequently, the amount of revenue allocated to each deliverable was determined using the relative selling price method under which revenue is allocated to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables. The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable.

The determination of the stand-alone value for each non-contingent deliverable requires the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, the Company considered the negotiation discussions that lead to the final terms of the agreement, publically available data for similar licensing arrangements between other companies and the economic terms of previous collaborations the Company has entered into with other partners.

The Company recognized $25.9 million in License and Milestone revenue and $8.8 million in Collaboration Revenue related to the partnership with Genentech during the twelve month period ended June 30, 2012. The Company recognized $4.7 million in License and Milestone revenue and $11.2 million in Collaboration Revenue related to the partnership with Genentech during the twelve month period ended June 30, 2011.

NOTE 7 – EMPLOYEE BONUS

The Company's annual employee performance bonus program is payable in cash or in shares of common stock if the Company meets certain financial, discovery, development and partnering goals approved by the Company's Compensation Committee during a fiscal year. The bonus is typically paid in the second quarter of the next fiscal year, and the Company accrues an estimate of the expected aggregate bonus in Accrued Compensation and Benefits in the accompanying Balance Sheets. As of June 30, 2012, 2011 and 2010, the Company had accrued in Accrued Compensation and Benefits $4.4 million, $3.3 million, and $6.5 million, respectively for the program. The fiscal 2011 bonus was paid in shares of common stock resulting in the issuance of 1.1 million shares and in cash of approximately $1.2 million to satisfy employee tax withholding obligations.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of our credit facilities with Deerfield and our term loan with Comerica Bank in the following amounts (dollars in thousands):

	June 30,
	2012	2011
Deerfield credit facilities	$92,562	$96,762
Comerica term loan	14,700	14,850

Long-term debt, gross	107,262	111,612
Less: Unamortized discount on Deerfield credit facility	(15,006)	(20,072)

Long-term debt, net	92,256	91,540
Less: Current portion	(150)	(150)

Long-term debt	$92,106	$91,390

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

The Company accounted for the amendments to the 2008 Loan in May 2009 and to both credit facilities in May 2011 as modifications rather than extinguishments of the applicable credit facilities.

Terms of the Credit Facilities

As of June 30, 2012, the Company had $92.6 million in principal outstanding under the Deerfield credit facilities, which includes approximately $6.8 million of accrued interest under the 2008 Loan that was converted to principal when the 2009 Loan was entered into. Interest and principal may be repaid at the Company's option at any time with cash or shares of the Company's Common Stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. The Company is also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts it receives under new licensing, partnering and other similar arrangements entered into after January 1, 2011 limited to of the principal and accrued interest outstanding.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

Embedded Derivatives

The credit facilities contain two embedded derivatives: (1) the variable interest rate structure described above and (2) Deerfield's right to accelerate the loan upon certain changes of control of the Company or an event of default, which is considered a significant transaction contingent put option. As discussed in Note 1 – Overview and Basis of Presentation under the caption Long-term Debt and Embedded Derivatives, these derivatives are valued and reported as Derivative Liabilities in the Company's financial statements and are collectively referred to as the "Embedded Derivatives." Under the fair value hierarchy, the Company measured the fair value of the Embedded Derivatives using Level III, or unobservable inputs, as there is no active market for them.

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

be incorrect, it could have a material impact on the estimated fair value of the variable interest rate feature.

To estimate the fair value of the contingent put right, the Company estimates the probability of a change in control of the Company that would trigger Deerfield's acceleration rights as specified in the Facility Agreements, including a change in control in which the acquirer does not meet certain financial conditions, based on size and credit worthiness. The Company's evaluation of this probability is based on its expectations as to the size and financial strength of probable acquirers, including history of collaboration partners, the probability of an acquisition occurring during the term of the Credit Facilities and other factors, all of which are inherently uncertain and difficult to predict. The May 2011 Modification reduced the size of the acquirer that would trigger this provision which affected the Company's estimated fair value of the put right.

To account for the impact of the May 2011 Modification on the Embedded Derivatives, the Company valued the Embedded Derivatives on the modification date, both immediately before and after the transaction, in addition to valuing the Embedded Derivatives at the respective Balance Sheet dates. The May 2011 Modification resulted in an increase to the value of the Embedded Derivatives of approximately $65 thousand which was recorded as a component of Loss on Prepayment of the Debt, Net in the accompanying Statements of Operations and Comprehensive Income for the fiscal year ended June 30, 2011. All other fair value adjustments have been recorded as adjustments to Interest Expense in the accompanying Statements of Operations and Comprehensive Income during the period incurred.

Management will continue to assess the assumptions used in its determination of the fair value of the Embedded Derivatives. Future changes affecting these assumptions could materially affect their estimated fair value resulting in a corresponding adjustment to the Company's reported results of operations in future periods. For example, the value of the embedded derivative relating to the variable interest rate feature as of June 30, 2012 of $656 thousand is based on the assumption that the Company's total cash and marketable securities balance could fall to between $40 million and $50 million as of the end of a nine-month period during the remaining 48 months of the facility. The below table summarizes the potential impact of the use of two other assumptions relating to the periods during which the Company's total cash and marketable securities are at the levels shown in the table compared to the assumptions used by management as of June 30, 2012 and the resulting estimated increases to the value of the Embedded Derivatives in the accompanying Balance Sheet and Interest Expense in the Statement of Operations and Comprehensive Loss (dollars in thousands):

	Assumed Number of Months
Cash Balance	As of June 30, 2012	Scenario 1	Scenario 2
$50 million or greater	39	27	6
Between $40 million and $50 million	9	18	36
Between $30 million and $40 million	-	3	6
Less than $30 million	-	-	-
Effective Interest Rate	7.7%	8.1%	8.8%
Derivative Fair Value	$656	$1,563	$2,858
Additional Interest Expense	$-	$907	$2,202

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Fair Value of the Debt

The Company estimates the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the Embedded Derivatives. The fair value of the debt was determined to be $73.4 million and $72.6 million at June 30, 2012 and June 30, 2011, respectively.

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

A summary of the estimated fair value of the Warrants and the loan proceeds allocated to the debt follows as of the date of each transaction (dollars in thousands):

	Proceeds	Warrant Value
2008 Loan	$80,000	$20,589
2009 Loan including Exchange Warrants	40,000	15,706
May 2011 Modification	N/A	3,090

		$39,385

Debt Discount

The value of the Warrants and the initial value of the Embedded Derivatives discussed above were recorded to Debt Discount in the accompanying Balance Sheets. The Debt Discount attributable to the

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Warrants and the Embedded Derivatives was amortized from the respective draw dates of the applicable credit facility to the end of the term of the credit facilities, which was April 29, 2014, and recorded to Interest Expense in the accompanying Statements of Operations and Comprehensive Loss.

With the May 2011 Modification and the prepayment of $30 million of principal, the Company charged off a proportional amount of the unamortized Debt Discount totaling $5.8 million to Loss on Prepayment of Debt, Net in the accompanying Statements of Operations and Comprehensive Loss. The remaining unamortized discount, including the incremental value of $3.1 million related to the extended term of the Warrants from the May 2011 Modification, is being amortized to Interest Expense in the Statements of Operations and Comprehensive Loss from the modification date through the final repayment date of June 30, 2016 using the effective interest method.

Summary of Loss on Prepayment of Debt, Net

A summary of the components of the Loss on Prepayment of Debt, Net for the Deerfield credit facilities follows (dollars in thousands):

	Years Ended June 30,
	2012	2011
Write off proportional value of the debt discount	$(887)	$(5,849)
Write off proportional value of the unamortized
debt issuance costs	(55)	(426)
Fair value adjustment for the Embedded Derivatives	—	(65)

Loss on prepayment of long-term debt, net	$(942)	$(6,340)

Summary of Interest Expense

Interest expense recognized by the Company for the Deerfield facilities follows (dollars in thousands):

	Years Ended June 30,
	2012	2011	2010
Simple interest	$6,492	$8,637	$8,850
Amortization of the transaction fees	240	513	549
Amortization of the debt discounts	4,179	6,106	5,948
Change in value of the Embedded Derivatives	116	(350)	(237)

Total interest expense on the Deerfield Credit Facility	$11,027	$14,906	$15,110

Comerica Term Loan and Equipment Line of Credit

The Company entered into a Loan and Security Agreement ("Loan and Security Agreement") with Comerica Bank dated June 28, 2005, which has been subsequently amended. The Loan and Security

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

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

As of June 30, 2012, the term loan had an interest rate of 3.25% per annum. The Company recognized $597 thousand, $601 thousand and $638 thousand of interest expense for the years ended June 30, 2012, 2011 and 2010, respectively.

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

The estimated fair value of the Loan and Security Agreement was determined using a discounted cash flow model and was calculated at $14.7 million and $14.9 million as of June 30, 2012 and 2011, respectively.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Commitment Schedule

The Company is required to make principal payments under the Facility Agreements with Deerfield and the Term Loan and Security Agreement with Comerica as follows (dollars in thousands):

For the twelve months ended June 30,
2013	$150
2014	14,550
2015	72,562
2016	20,000
2017	-

$107,262

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

As a result of the reductions, the Company recorded a restructuring charge of approximately $3.7 million in the fourth quarter of fiscal 2011. Of this charge, $1.3 million was recorded in Cost of Revenue, $2.1 million was recorded in Research and Development Expenses for Proprietary Drug Discovery, and $283 thousand was recorded in General and Administrative Expenses in the accompanying Statements of Operations and Comprehensive Loss. The restructuring charge is associated with the payment of termination benefits that the Company either paid in cash during the fourth quarter of fiscal 2011 or in the first quarter of fiscal 2012. The Company paid out $3.2 million as of June 30, 2011 and accrued the remaining $500 thousand as Other Accrued Expenses in the accompanying Balance Sheets. These termination benefits consisted of a severance payment based on the affected employee's length of service with the Company, a health benefit payment that the employee may use to pay the premiums to continue health care coverage under COBRA and outplacement assistance. Payment of these termination benefits was contingent on the affected employee entering into a separation and release agreement with the Company.

Also following the reduction, one of the Company's significant laboratory areas at its Longmont, Colorado facility was vacated as of June 30, 2011. The Company is attempting to sublet the vacated space; however, the future expected receipts from subletting over a portion of the remaining four-year term of the Company's primary lease is less than the net book value of the lease hold improvements. The rental income from subletting was determined by taking into account current market rates for laboratory and other types of space in the area, general levels of vacancy, estimated time required to obtain a sublease and the probability of success in concluding a sub-lease. The Company therefore recorded an impairment

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

charge of $1.8 million in June 2011 for the remaining book value of the leasehold improvements. This non-cash charge is included in the Fiscal 2011 Statement of Operations and Comprehensive Loss in Cost of Revenue, Research and Development Expenses for Proprietary Drug Discovery and General and Administrative Expenses in the amounts of $339 thousand, $1.5 million, and $27 thousand, respectively.

The Company evaluated its facility needs and may decide to vacate the remaining space in one of the two buildings at its Longmont location in the next one or two years. If it does so or concludes it is more likely than not to vacate the remaining space within a defined period, the Company may have additional impairment charges relating to the remaining book value of any improvements. For example, a smaller portion of the building that is not yet vacated continues to carry approximately $500 thousand in net book value for leasehold improvements. If the Company concludes that it is more likely than not to vacate the remaining space within a defined period, the remaining net book value at the time will be evaluated for impairment at that time. In addition, if the Company does vacate the building, the Company will record as an additional expense the present value of future rent payments, less applicable deferred rent amounts, to the extent it exceeds potential sublet income.

NOTE 10 – INCOME TAXES

The Company has incurred net losses since inception. The Company recorded no income tax provision or benefit during fiscal 2012, 2011 and 2010.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is:

	Years Ended June 30,
	2012		2011		2010
U.S. federal income tax expense at the statutory rate	34.0%		34.0%		34.0%
Interest expense disallowed under Sec.163(l)	(15.6%	)	(8.7%	)	(6.4%	)
Available research and experimentation tax credits	12.9%		6.4%		5.5%
Stock-based compensation	(2.6%	)	(1.5%	)	(1.6%	)
(Gain)/Loss on early prepayment of debt	(1.4%	)	(3.8%	)	0.0%
FIN 48 reserve releases	7.3%		0.0%		0.0%
Rate Change	(2.2%	)	1.1%		0.0%
Effect of other permanent differences	0.0%		(1.9%	)	(1.9%	)
State income taxes, net of federal taxes	1.4%		2.0%		2.5%
Valuation allowance	(33.8%	)	(27.6%	)	(32.1%	)

Total	0.0%		0.0%		0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

The components of the Company's deferred tax assets and liabilities are (dollars in thousands):

	June 30,
	2012	2011
Current deferred tax assets, gross
Accrued benefits	$2,065	$1,882
Inventory reserve	1,195	1,239
Other	-	-

Total current deferred tax assets	3,260	3,121
Non-current deferred tax assets, gross
Net operating loss carryforwards	136,618	122,194
Capital Loss Carryforwards	6,114	6,838
Research and experimentation credit carryforwards	23,970	21,325
Deferred revenue	17,027	25,874
Deferred rent	5,574	6,835
Depreciation of property and equipment	6,279	4,859
Other	3,926	3,748

Total non-current deferred tax assets	199,508	191,673

Total deferred tax assets	202,768	194,794
Long-term deferred tax liability
Unrealized gain on marketable securities	-	(1)

Total long-term deferred tax liability	-	(1)

Deferred tax assets, net of deferred tax liability	202,768	194,793
Valuation allowance	(202,768)	(194,793)

Deferred tax assets, net of valuation allowance	$-	$-

Based upon the level of historical taxable loss and projections of future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of June 30, 2012 and 2011.

Future realization depends on the future earnings of the Company, if any, the timing and amount of which are uncertain as of June 30, 2012. In the future, should management conclude that it is more likely than not that the deferred tax assets are, in fact, at least in part, realizable, the valuation allowance would be reduced to the extent of such expected realization and recognized as a deferred income tax benefit in the Company's Statements of Operations and Comprehensive Loss.

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2012 and 2011 as a component of the Company's net operating loss carryforwards. The entire balance is offset by a valuation allowance. The deferred tax asset balances as of June 30, 2012 and 2011 do not include excess tax benefits from stock option exercises of approximately $4.5 million for fiscal 2012 and 2011. Equity will be increased if and when such excess tax benefits are ultimately realized.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

As of June 30, 2012, the Company had available total net operating loss carryforwards of approximately $381.0 million, which expire in the years 2020 through 2031, and federal research and experimentation credit carryforwards of $26.2 million, which expire in the years 2022 through 2031. Capital loss carryforwards begin to expire in 2015.

The Tax Reform Act of 1986 contains provisions, among others, that limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, and may therefore result in the expiration of a portion of those carryforwards before they are utilized, if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code, and under similar state provisions. During fiscal 2012, the Company conducted a study to determine whether a change of ownership event occurred in prior fiscal years that would limit the net operating losses available to fully offset the Company's taxable income for the year ended June 30, 2011. Based on the Company's analysis, approximately $40 thousand of the Company's net operating losses may not be used to offset taxable income. The Company has provided a valuation allowance against the entire amount of its net operating loss and tax credit carryforwards. The Company will continue to evaluate its exposure to past and future events that could limit its ability to utilize its net operating losses and tax credit carryforwards in future years.

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

The cumulative effect of accounting for tax contingencies in this manner has been recorded net in deferred tax assets, which resulted in no liability being recorded on the Company's accompanying Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2012 and 2011 are (dollars in thousands):

	Years Ended June 30,
	2012	2011
Balance as of beginning of year	$3,985	$2,989
Additions based on tax positions related to the current year	796	996
Additions for tax positions of prior year	(6)	-
Reductions for tax positions of prior year	(1,807)	-

Balance as of end of year	$2,968	$3,985

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities and equipment under various non-cancelable operating leases that expire through 2016. In addition to minimum lease payments, the Company is contractually obligated under certain of its lease agreements to pay certain operating expenses during the term of the leases, such as maintenance, taxes and insurance.

As of June 30, 2012, future minimum rental commitments, by fiscal year and in the aggregate, for the Company's operating leases are (dollars in thousands):

For the twelve months ended June 30,
2013	$8,175
2014	8,262
2015	8,202
2016	8,285
2017	368

$33,292

Rent expense under these agreements follows (dollars in thousands):

	Years Ended June 30,
	2012	2011	2010
Cash paid for rent	$8,549	$8,484	$8,306
Deferred rent credits	(3,333)	(3,180)	(3,034)

Rent expense, net	$5,216	$5,304	$5,272

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

NOTE 12 – STOCKHOLDERS' DEFICIT

Series B Preferred Stock

On May 3, 2011, the Company issued and sold to Deerfield 10,135 shares of the Company's Series B Preferred Stock, for an aggregate purchase price of $30 million, pursuant to the terms of a Securities

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Purchase Agreement between the Company and Deerfield as discussed in Note 8 – Long-Term Debt – Deerfield Credit Facilities.

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

During fiscal 2012, Deerfield converted 7,414.188 shares of Series B Convertible Preferred Stock into 7,414,188 shares of common stock in non-cash transactions pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock. The exchanges had no impact on the Company's results of operations for the period ended June 30, 2012 and there were no associated cash flows. As of June 30, 2012, there are 2,720.812 shares of Series B Convertible Preferred Stock outstanding.

Common Stock

The Company has 120,000,000 shares of Common Stock that are authorized for issuance under its Restated Certificate of Incorporation.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Reserved Shares

As of June 30, 2012, common stock reserved for future issuance is:

Common stock reserved for the Warrants	12,000,000
Common stock reserved for the Series B Preferred Stock	2,721,000
Outstanding common stock options under the Stock Option
and Incentive Plan	8,742,486
Common stock reserved and available for grant under the
Stock Option and Incentive Plan	3,072,236
Common stock reserved and available for grant under the
Employee Stock Purchase Plan	725,232

Total	27,260,954

Public Offering of Common Stock

On February 14, 2012, the Company sold 23 million shares of its common stock at a public offering price of $2.60 per share. The Company received net proceeds from the sale of the shares, after underwriting discounts and commissions and related offering expenses, of approximately $56.1 million. The Company intends to use the net proceeds from this offering to fund research and development efforts, including clinical trials for Array's proprietary candidates, and for general corporate purposes.

NOTE 13 – EMPLOYEE COMPENSATION PLANS

Employee Savings Plan

The Company has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. The Company matches up to 4% of employee contributions on a discretionary basis as determined by the Company's Board of Directors. Company contributions are fully vested after four years of employment. The Company paid matching contributions of approximately $1.0 million, $1.3 million and $1.2 million during the years ended June 30, 2012, 2011 and 2010, respectively.

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

As of June 30, 2012, the Company had 725,232 shares available for issuance under the Plan.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

A summary of the ESPP activity follows:

	Years Ended June 30,
	2012	2011	2010
Number of shares issued	443,651	529,307	525,695
Average purchase price	$1.84	$2.38	$2.39
Compensation expense (in thousands)	$252	$538	$783

Stock Option and Incentive Plan

Overview

In September 2000, the Company's Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option Plan") As of June 30, 2012, 3,072,236 shares of common stock are reserved for future issuance under the Option Plan to eligible employees, consultants and directors of the Company. Of the shares available for future issuance, 1,852,795 are available for issuance as incentive stock options. The remaining shares can be used for other awards under the Option Plan. In addition, the Option Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

  (i)
  25% of the Company's issued and outstanding shares of common stock, on a fully diluted and as-converted basis; and

  (ii)
  The number of outstanding shares relating to awards under the Option Plan plus the number of shares available for future grants of awards under the Option Plan on that date.

However, in no event shall the number of additional authorized shares determined pursuant to this formula exceed, when added to the number of shares of Common Stock outstanding and reserved for issuance under the Option Plan other than pursuant to this formula, under the ESPP and upon conversion or exercise of outstanding warrants or convertible securities, the total number of shares of Common Stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation.

The Option Plan provides for awards of both non-statutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended restricted stock and other incentive awards and rights to purchase shares of the Company's common stock.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, the number of shares, vesting terms, exercise price and term of each option grant. Generally, options have a four-year annual vesting term, an exercise price equal to the market value of the underlying shares at the grant date and a ten-year life from the date of grant.

The Company has entered into employment agreements with the Company's executive officers. Under these agreements, if a participating executive's employment is terminated without cause or upon a change in control, then the executive is entitled to accelerated vesting of all or a portion of his unvested stock options as provided in the executive's agreement.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements (Continued)
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Accounting for Stock Options

Fair Value Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and used the following assumptions to obtain the following weighted average grant date fair values:

	Years Ended June 30,
	2012	2011	2010
Risk-free interest rate	0.9% - 1.45%	1.9% - 2.6%	2.7% - 3.0%
Expected option term in years	6.25	6.25	6.25
Expected volatility	63.8% - 65.8%	63.3% - 64.4%	64.3% - 65.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$2.04	$1.86	$1.59

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

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements (Continued)
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Summary of Activity

A summary of option activity under the Option Plan follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding balance as of June 30, 2009	9,263,265	$7.06
Grants	1,217,300	$2.56
Exercises	(397,623)	$0.62
Cancellations/expirations	(243,032)	$7.71

Outstanding balance as of June 30, 2010	9,839,910	$6.75
Grants	1,296,325	$3.11
Exercises	(75,941)	$3.01
Cancellations/expirations	(1,001,071)	$5.29

Outstanding balance as of June 30, 2011	10,059,223	$6.45
Grants	2,922,989	$3.39
Exercises	(137,397)	$2.56
Cancellations/expirations	(4,102,329)	$7.81

Outstanding balance as of June 30, 2012	8,742,486	$4.85

Vested and exercisable as of June 30, 2012	4,432,654	$6.34

The weighted average grant date fair value per share of options outstanding was $2.04, $1.86 and $1.59 for the years ended June 30, 2012, 2011 and 2010, respectively. The total intrinsic value, or the difference between the aggregate exercise price and the aggregate market price on the day of exercise, of options exercised was $78 thousand, $6 thousand and $768 thousand for the years ended June 30, 2012, 2011 and 2010, respectively. The total fair value of shares vested during the years ended June 30, 2012, 2011 and 2010 was $2.2 million, $3.6 million and $5.2 million, respectively.

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements (Continued)
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

The following table summarizes information about options outstanding and currently exercisable as of June 30, 2012 for the ranges of exercise prices presented below:

	Stock Options Outstanding				Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contract Term in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.74 - $2.99	1,063,599	8.1	$2.55	$983,416	340,249	$2.60	$297,165
$3.01 - $3.40	2,697,803	8.4	$3.20	678,855	673,513	$3.09	253,731
$3.47 - $3.82	1,579,323	9.4	$3.62	-	98,787	$3.69	-
$4.00 - $5.75	176,709	4.7	$5.09	-	172,459	$5.10	-
$6.22 - $6.99	1,852,706	4.3	$6.42	-	1,781,950	$6.43	-
$7.01 - $7.81	231,010	3.6	$7.29	-	225,260	$7.28	-
$8.17 - $8.88	730,086	2.2	$8.39	-	729,186	$8.39	-
$9.00 - $10.87	212,400	5.1	$10.46	-	212,400	$10.46	-
$11.07 - $13.95	198,850	4.9	$12.47	-	198,850	$12.47	-

	8,742,486	6.8	$4.85	$1,662,271	4,432,654	$6.34	$550,896

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value to the holder for stock options with an exercise price less than the Company's closing stock price of $3.47 as of June 30, 2012, the last trading day of the fiscal year, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options on this basis that were outstanding and that were exercisable as of June 30, 2012 was 3,761,402 and 1,013,762, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the Company's stock options was $2.1 million, $2.8 million and $4.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The Company did not recognize a tax benefit from share-based compensation expense because the Company has concluded that it is not more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will be realized.

As of June 30, 2012, there was approximately $4.2 million of total unrecognized compensation expense (including the impact of expected forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan. That expense is expected to be recognized over a weighted-average period of 3.1 years.

Cash received from stock options exercised and purchases under the ESPP during the years ended June 30, 2012, 2011 and 2010 was $1.2 million, $1.5 million and $1.2 million, respectively.

NOTE 14 – EQUITY DISTRIBUTION AGREEMENT

On September 18, 2009, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co. (the "Agent") pursuant to which the Company sold from time to time, up to an aggregate of

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements (Continued)
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 14 – EQUITY DISTRIBUTION AGREEMENT (Continued)

$25 million in shares of its common stock, through the Agent that were registered on a registration statement on Form S-3 (File No. 333-155221). Sales of the shares made pursuant to the Equity Distribution Agreement were made on the NASDAQ Stock Market by means of ordinary brokers' transactions at market prices. This agreement terminated when all of the remaining shares authorized under the agreement were sold in November 2011.

A summary of the transaction data follows:

	Years Ended June 30,
	2012	2011	2010
Number of shares sold	2,935,830	1,909,127	3,301,025
Average price per share	$2.50	$3.17	$3.51
Gross proceeds (in thousands)	$7,344	$6,060	$11,593
Commissions (in thousands)	$(220)	$(183)	$(348)
Other costs (in thousands)	$(75)	$(98)	$(275)

ARRAY BIOPHARMA, INC.
Notes to the Financial Statements (Continued)
For the Fiscal Years Ended June 30, 2012, 2011 and 2010

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED – See accompanying accountants' report)

The tables below summarize the Company's unaudited quarterly operating results for the fiscal years ended June 30, 2012 and 2011 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$22,131	$23,228	$19,113	$20,663
Research and development for proprietary drug discovery	$12,598	$13,150	$16,094	$14,877
Total operating expenses	$22,762	$23,198	$24,611	$25,611
Net loss	$(3,580)	$(3,803)	$(8,168)	$(8,030)
Weighted average shares outstanding – basic and diluted	57,025	60,004	74,817	90,897
Net loss per share – basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.09)

Fiscal Year Ended June 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$18,513	$16,501	$17,841	$19,046
Research and development for proprietary drug discovery	$13,855	$14,482	$15,883	$19,278
Total operating expenses	$25,404	$25,769	$26,295	$31,207
Net loss	$(10,630)	$(12,442)	$(11,502)	$(21,752)
Weighted average shares outstanding – basic and diluted	53,415	55,285	56,129	56,991
Net loss per share – basic and diluted	$(0.20)	$(0.23)	$(0.20)	$(0.38)

The Net Loss per Share amounts above may not sum to the annual amounts presented in the Company's accompanying Statements of Operations and Comprehensive Loss due to rounding.

NOTE 16 – SUBSEQUENT EVENT

The Company has evaluated subsequent events after the balance sheet date of June 30, 2012 and up to the date the Company filed this Annual Report.

EXHIBIT INDEX

Exhibit No.	Footnote Ref.	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.2	(14)	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
3.3	(17)	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008
3.4	(2)	Certificate of Designation of the Series A Junior Participating Preferred Stock
3.5	(27)	Certificate of Designation of the Series B Convertible Preferred Stock
4.1	(1)	Specimen certificate representing the common stock
4.2	(18)	Registration Rights Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
4.3	(25)
		Form of Warrant to purchase shares of the registrant's Common Stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International, Limited
4.4	(27)
		Form of Amendment No. 1 to Warrant to purchase shares of the registrant's Common Stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International, Limited
10.1	(1)	Preferred and Common Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated May 18, 1998
10.2	(1)	Amendment to Preferred and Common Stock Purchase Agreement dated August 7, 1998
10.3	(1)	Series B Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.4	(1)	Series C Preferred Stock Purchase Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.5	(1)	Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated November 16, 1999
10.6	(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement between Registrant and the parties whose signatures appear on the signature pages thereto dated August 31, 2000
10.7	(1)	1998 Stock Option Plan effective July 1, 1998, as amended*
10.8	(6)	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*
10.9	+	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*
10.10	(13)	Form of Incentive Stock Option Agreement, as amended*

10.11	(13)	Form of Nonqualified Stock Option Agreement, as amended*
10.12	(13)	Array BioPharma Inc. Amended and Restated Employee Stock Purchase Plan*
10.13	(30)	Employment Agreement between Registrant and Ron Squarer dated April 24, 2012*
10.14	(30)	Noncompete Agreement between Registrant and Ron Squarer dated April 24, 2012*
10.15	(30)	Confidentiality and Inventions Agreement between Registrant and Ron Squarer dated April 24, 2012*
10.16	(5)	Form of Employment Agreement dated September 1, 2002 between Registrant and each of David L. Snitman, Kevin Koch and R. Michael Carruthers*
10.17	(4)	Employment Agreement effective as of March 4, 2002 between Registrant and John Moore*
10.18	(8)	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc. dated December 20, 2004*
10.19	(10)	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*
10.20	(1)	Research Services Agreement between Registrant and Eli Lilly and Company dated March 22, 2000, as amended**
10.21	(3)	Research Agreement between Registrant and Amgen Inc. dated as of November 1, 2001**
10.22	(2)	Lead Generation Collaboration Agreement between Registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**
10.23	(7)	Collaboration and License Agreement between Registrant and AstraZeneca AB, dated December 18, 2003**
10.24	(7)	Drug Discovery Collaboration Agreement between Registrant and Genentech, Inc., dated December 22, 2003**
10.25	(10)	Second Amendment dated October 1, 2005 to the Drug Discovery Collaboration Agreement between Registrant and Genentech, Inc.**
10.26	(29)	Sixth Amendment to Drug Discovery Collaboration Agreement dated as of September 30, 2010 between the Registrant and Genentech, Inc
10.27	(21)	Letter Agreement dated July 30, 2009 between the Registrant and Genentech, Inc.**
10.28	(31)	License Agreement dated August 5, 2011 between the Registrant and Genentech, Inc.**
10.29	(9)
		Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002 along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
10.30	(13)	Amendment No. 6 dated February 3, 2006 to the Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002**
10.31	(13)	Amendment No. 7 dated June 28, 2006 to the Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002**

10.32	(12)	Exercise of Option to Extend Funding of Research FTEs dated August 31, 2006 to the Drug Discovery Collaboration Agreement between Registrant and InterMune, Inc., dated September 13, 2002
10.33	(10)	Drug Discovery Agreement between Registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**
10.34	(16)	Drug Discovery and Development Agreement by and between Registrant and Celgene Corporation dated September 21, 2007**
10.35	(18)	First Amendment to Drug Discovery and Development Agreement between Registrant and Celgene Corporation dated June 17, 2009**
10.36	(33)	Second Amendment to Drug Discovery and Development Agreement between Registrant and Celgene Corporation dated January 8, 2012**
10.37	(9)	Loan and Security agreement by and between Registrant and Comerica Bank dated June 28, 2005
10.38	(10)	First Amendment to Loan and Security agreement by and between Registrant and Comerica Bank dated December 19, 2005.
10.39	(12)	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank dated July 7, 2006
10.40	(28)	Third Amendment to Loan and Security Agreement dated June 12, 2008 between the Registrant and Comerica Bank
10.41	(28)	Fourth Amendment to Loan and Security Agreement dated March 11, 2009 between the Registrant and Comerica Bank
10.42	(20)	Fifth Amendment to Loan and Security Agreement dated September 30, 2009 between the Registrant and Comerica Bank
10.43	(23)	Sixth Amendment to Loan and Security Agreement dated March 31, 2010 between the Registrant and Comerica Bank
10.44	(32)	Seventh Amendment to Loan and Security Agreement dated June 11, 2011 between the Registrant and Comerica Bank
10.45	(15)	Facility Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.**
10.46	(15)	Security Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.**
10.47	(18)	Letter Agreement dated May 15, 2009 amending Security Agreement dated April 29, 2008 between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
10.48	(26)	Facility Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P., and Deerfield Private Design International**
10.49	(27)
		Letter Agreement dated May 2, 2011 amending the Facility Agreement dated April 28, 2008 and the Facility Agreement dated May 15, 2009 between the Registrant and Deerfield Private Design Fund, L.P., and Deerfield Private Design International, L.P.
10.50	(27)
		Securities Purchase Agreement dated May 2, 2011 between the Registrant and Deerfield Private Design Fund, L.P., and Deerfield Private Design International, L.P., Deerfield Partners, L.P., and Deerfield International Limited
10.51	(12)	Facilities Lease and Assignment dated July 7, 2006 between the Registrant and BMR-3200 Walnut Street LLC

10.52	(12)	Facilities Lease and Assignment dated August 9, 2006 between the Registrant and BMR-Trade Center Avenue LLC
10.53	(19)	Underwriting Agreement dated February 9, 2012 between the Registrant and Jefferies & Company, Inc.
10.54	(22)	Collaboration and License Agreement dated December 13, 2009 between the Registrant and Amgen Inc.**
10.55	(24)	Description of Performance Bonus Program*
10.56	(28)	License Agreement dated April 19, 2010 between the Registrant and Novartis International Pharmaceutical Ltd.**
10.57	(31)	Collaboration and License Agreement dated July 12, 2011 between the Registrant and ASLAN Pharmaceuticals**
23.1	+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	+	Certification of Ron Squarer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of R. Michael Carruthers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	+	Certifications of Ron Squarer and R. Michael Carruthers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Incorporated herein by reference to the Registrant's registration statement on Form S-1 (File No. 333-45922)

(2)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 (File No. 000-31979)

(3)
Incorporated herein by reference to the Current Report on Form 8-K/A as of February 6, 2002 (File No. 001-16633)

(4)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-16633)

(5)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-16633)

(6)
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

(9)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (File No. 001-16633)

(10)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (File No. 001-16633)

(11)
Incorporated herein by reference to the Registrant's definitive proxy statement on Schedule 14A with respect to the annual meeting of stockholders held on October 26, 2011

(12)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-16633)

(13)
Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File No. 001-16633)

(14)
Incorporated herein by reference to the Current Report on Form 8-K as of November 1, 2007 (File No. 001-16633)

(15)
Incorporated herein by reference to the Current Report on Form 8-K as of May 5, 2008 (File No. 001-16633)

(16)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 001-16633)

(17)
Incorporated herein by reference to the Current Report on Form 8-K as of October 30, 2008 (File No. 001-16633)

(18)
Incorporated herein by reference to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 001-16633)

(19)
Incorporated herein by reference to the Current Report on Form 8-K as of February 9, 2012 (File No. 001-16633)

(20)
Incorporated herein by reference to the Current Report on Form 8-K as of September 30, 2009 (File No. 001-16633)

(21)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 001-16633)

(22)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 (File No. 001-16633)

(23)
Incorporated herein by reference to the Current Report on Form 8-K as of March 31, 2010 (File No. 001-16633)

(24)
Incorporated herein by reference to the Current Report on Form 8-K as of September 8, 2011 (File No. 001-16633)

(25)
Incorporated herein by reference to the Current Report on Form 8-K/A as of May 15, 2009 filed on September 23, 2009 (File No. 001-16633)

(26)
Incorporated herein by reference to the Current Report on Form 8-K/A as of May 15, 2009 filed on September 29, 2009 (File No. 001-16633)

(27)
Incorporated herein by reference to the Current Report on Form 8-K as of May 2, 2011 (File No. 001-16633)

(28)
Incorporated herein by reference to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File No. 001-16633)

(29)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (File No. 001-16633)

(30)
Incorporated herein by reference to the Current Report on Form 8-K as of April 24, 2012 (File No. 001-16633)

(31)
Incorporated herein by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 (File No. 001-16633)

(32)
Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File No. 001-16633)

(33)
Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (File No. 001-16633)

+
Filed herewith.

*
Management contract or compensatory plan.

**
Confidential treatment of redacted portions of this exhibit has been granted.

***
Furnished electronically with this report.