Form 10-Q
period 2012-09-30
ARRAY BIOPHARMA INC
filed 2012-10-30
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐ No ☒

As of October 19, 2012, the registrant had 95,401,234 shares of common stock outstanding.

ARRAY BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.

Condensed Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30,	June 30,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$49,054	$55,799
Marketable securities	18,279	33,378
Prepaid expenses and other current assets	3,581	3,930
Total current assets	70,914	93,107

Long-term assets
Marketable securities	542	473
Property and equipment, net	11,717	12,059
Other long-term assets	2,318	2,434
Total long-term assets	14,577	14,966
Total assets	$85,491	$108,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,309	$6,466
Accrued outsourcing costs	4,448	5,394
Accrued compensation and benefits	9,172	7,530
Other accrued expenses	1,955	1,390
Co-development liability	10,098	9,178
Deferred rent	3,528	3,489
Deferred revenue	33,107	42,339
Current portion of long-term debt	150	150
Total current liabilities	66,767	75,936

Long-term liabilities
Deferred rent	10,572	11,480
Deferred revenue	10,322	13,228
Long-term debt, net	93,178	92,106
Derivative liabilities	527	656
Other long-term liabilities	542	473
Total long-term liabilities	115,141	117,943
Total liabilities	181,908	193,879

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,135 shares designated as Series B convertible preferred stock; 0 and 2,721 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	-	8,054
Common stock, $0.001 par value; 120,000,000 shares authorized; 94,901,839 and 92,063,645 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	95	92
Additional paid-in capital	446,608	437,401
Warrants	39,385	39,385
Accumulated other comprehesive income (loss)	-	(1)
Accumulated deficit	(582,505)	(570,737)
Total stockholders’ deficit	(96,417)	(85,806)
Total liabilities and stockholders’ deficit	$85,491	$108,073

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Revenue
License and milestone revenue	$12,476	$18,462
Collaboration revenue	3,357	3,669
Total revenue	15,833	22,131

Operating expenses
Cost of revenue	6,539	6,444
Research and development for proprietary programs	13,534	12,598
General and administrative	4,780	3,720
Total operating expenses	24,853	22,762

Loss from operations	(9,020)	(631)

Other income (expense)
Interest income	11	6
Interest expense	(2,759)	(2,955)
Total other expenses, net	(2,748)	(2,949)

Net loss	$(11,768)	$(3,580)

Change in unrealized gains and losses on marketable securities	1	(4)

Comprehensive loss	$(11,767)	$(3,584)

Weighted average shares outstanding - basic and diluted	92,606	57,025

Net loss per share - basic and diluted	$(0.13)	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statement of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in		Comprehensive	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Income	Deficit	Total

Balance as of July 1, 2012	3	$8,054	92,064	$92	$437,401	$39,385	$(1)	$(570,737)	$(85,806)

Issuance of common stock under stock option and employee stock purchase plans	-	-	117	-	361	-	-	-	361
Share-based compensation expense	-	-	-	-	795	-	-	-	795
Conversion of Preferred Stock to Common	(3)	(8,054)	2,721	3	8,051				-
Change in unrealized gain on marketable securities	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	(11,768)	(11,768)

Balance as of September 30, 2012	-	$-	94,902	$95	$446,608	$39,385	$-	$(582,505)	$(96,417)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.

Condensed Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September,
	2012	2011

Cash flows from operating activities
Net loss	$(11,768)	$(3,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,146	1,334
Non-cash interest expense	1,029	1,145
Share-based compensation expense	795	567
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	379	1,605
Accounts payable other accrued expenses	(1,593)	509
Accrued outsourcing costs	(946)	(661)
Accrued compensation and benefits	1,642	1,077
Deferred rent	(869)	(829)
Deferred revenue	(12,138)	12,368
Accrued and other liabilities	953	(8)
Net cash provided by (used in) operating activities	(21,370)	13,527

Cash flows from investing activities
Purchases of property and equipment	(804)	(433)
Purchases of marketable securities	(12,416)	(4,801)
Proceeds from sales and maturities of marketable securities	27,484	15,937
Net cash provided by investing activities	14,264	10,703

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under the employee stock purchase plan	361	53
Payment of offering costs	-	(15)
Net cash provided by financing activities	361	38

Net increase (decrease) in cash and cash equivalents	(6,745)	24,268
Cash and cash equivalents as of beginning of period	55,799	48,099
Cash and cash equivalents as of end of period	$49,054	$72,367

Supplemental disclosure of cash flow information
Cash paid for interest	$1,735	$1,811

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Array is evolving into a late-stage development company, with two wholly-owned programs, ARRY-614 and ARRY-520, and three partnered programs, selumetinib partnered with AstraZeneca, MEK162 partnered with Novartis, and danoprevir, an NS3 protease inhibitor, partnered with InterMune / Roche, having the potential to begin pivotal trials by the end of calendar year 2013.

Basis of Presentation

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification.  The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, whom we refer to as the SEC, relating to requirements for interim reporting. The June 30, 2012 Condensed Balance Sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles in the United States, commonly referred to as GAAP. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2012 and June 30, 2012, and our results of operations and our cash flows for the three months ended September 30, 2012 and 2011. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

These unaudited Condensed Financial Statements should be read in conjunction with our audited Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 16, 2012.

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

We believe the accounting estimates having the most significant impact on the financial statements relate to (i) estimating the stand-alone value of deliverables for purposes of determining revenue recognized under collaborations involving multiple elements; (ii) estimating the periods over which up-front and milestone payments from collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) estimating the fair value of our long-term debt and the associated embedded derivatives.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2012, we had an accumulated deficit of $582.5 million. We had net losses of $11.8 million for the quarter ended September 30, 2012, and $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our collaboration and out-licensing transactions, from the issuance and sale of equity securities and through debt provided by our credit facilities. For example, we received net proceeds of approximately $56.1 million in February 2012 from an underwritten public offering of our common stock and have received $174.3 million in the last three years through the date of filing this Quarterly Report, including the following payments under our collaborations:

•	In December 2009, we received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement.

•	In May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In December 2010, we received a $10 million milestone payment under a License Agreement with Celgene Corporation.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In September 2011, we received a $28 million milestone payment under a License Agreement with Genentech, Inc.

•	In June 2012, we received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During the second quarter of fiscal 2013, we will begin paying our percentage share of the combined development costs incurred since inception under the MEK162 program licensed to Novartis, as discussed in Note 4 – Deferred Revenue – Novartis International Pharmaceutical Ltd. We have reported $10.1 million and $9.2 million payable in the accompanying Balance Sheet as co-development liability for this obligation as of September 30, 2012 and June 30, 2012, respectively.

Management believes that the cash, cash equivalents and marketable securities as of September 30, 2012 will enable us to continue to fund operations in the normal course of business, including receipt of potential up-front and milestone payments, for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

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

•

The drug development process is risky and highly uncertain, and we may not be successful in generating proof-of-concept data to create partnering opportunities and, even if we are successful, we or our collaborators may not be successful in commercializing drug candidates we create;

•	We may fail to select the best drug from our wholly-owned pipeline to advance and invest in registration or Phase 3 studies;

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

Our assessment of our future need for funding and our ability to continue to fund our operations for the next 12 months is a forward looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

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

If we are unable to obtain additional funding when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern. Further, the entire outstanding debt balance of $14.7 million with Comerica Bank (Comerica) and $92.6 million with Deerfield Private Design Fund, L.P. and certain of its affiliates (collectively referred to as Deerfield) becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million and $20 million at the end of a fiscal quarter, respectively. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

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

We follow ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010 and for any multiple-element arrangements that were entered into prior to July 1, 2010 but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for such agreements that are materially different from those recognized for collaboration arrangements prior to these dates.

For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they meet the separation criteria under the standard and have stand-alone value and we allocate revenue to the elements based on their relative selling prices. We treat deliverables in an arrangement that do not meet the separation criteria in this standard as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.  Since the adoption of this standard, we have entered into one agreement with multiple elements. We have had no material modifications to arrangements that were entered into prior to July 1, 2010.

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement, of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term.  For agreements entered into after this date, the performance period for up-front license fees may be shorter because the performance period, measured as the time between the execution date and the completion of the inseparable technology transfer, is typically a shorter period, generally up to six months.

We defer the up-front payments and record them as Deferred Revenue upon receipt, pending recognition. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period over which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments and license fees and milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods.  We could accelerate revenue recognition for non-refundable license fees, up-front payments and milestone payments in the event of early termination of programs. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS.  This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this disclosure standard in the first quarter of fiscal 2013 and it did not have a material impact on our results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT COLLABORATORS

Segments

All operations of Array are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of our equipment, leasehold improvements and other fixed assets is within the United States (U.S).  All of our collaboration agreements are denominated in U.S. dollars.

Significant Collaborators

The following collaborators contributed greater than 10% of our total revenue during the periods set forth below. The revenue from these collaborators as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2012	2011

Amgen	35.5%	27.0%
Novartis	22.2%	15.5%
Genentech	16.4%	48.3%
Celgene	14.7%	8.2%
	88.8%	99.0%

The loss of one or more of our significant collaborators could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our collaborators, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2012.

Geographic Information

The following table details revenue from collaborators by geographic area based on the country in which collaborators are located or the ship-to destination for compounds (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011

North America	$12,218	$18,531
Europe	3,615	3,596
Asia Pacific	-	4
	$15,833	$22,131

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2012 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$18,061	$-	$-	$18,061
Mutual fund securities	218	-	-	218
Sub-total	18,279	-	-	18,279

Long-term available-for-sale securities:
Mutual fund securities	542	-	-	542
Sub-total	542	-	-	542

Total	$18,821	$-	$-	$18,821

Marketable securities consisted of the following as of June 30, 2012 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
U.S. Government agency securities	$33,129	$-	$(1)	$33,128
Mutual fund securities	250	-	-	250
Sub-total	33,379	-	(1)	33,378

Long-term available-for-sale securities:
Mutual fund securities	473	-	-	473
Sub-total	473	-	-	473

Total	$33,852	$-	$(1)	$33,851

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of these marketable securities was classified into the fair value measurement categories as follows (dollars in thousands):

	September 30,	June 30,
	2012	2012

Quoted prices in active markets for identical assets (Level 1)	$18,821	$33,851
Observable inputs other than quoted prices in active markets (Level 2)	-	-
Significant unobservable inputs (Level 3)	-	-
	$18,821	$33,851

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2012 was as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$18,279	$18,279
Due in one year to three years	542	542
	$18,821	$18,821

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	September 30,	June 30,
	2012	2012

Amgen, Inc.	$5,506	$11,129
Celgene Corporation	9,021	11,340
DNA BioPharma, Inc.	1,250	500
Genentech, Inc.	6,302	7,810
Novartis International Pharmaceutical Ltd	21,350	24,788
Total deferred revenue	43,429	55,567
Less: Current portion	(33,107)	(42,339)
Deferred revenue, long term	$10,322	$13,228

Amgen Inc.

In December 2009, Array granted Amgen the exclusive worldwide right to develop and commercialize our small molecule glucokinase activator, AMG 151/ARRY-403. Under the Collaboration and License Agreement, we are responsible for completing Phase 1 clinical trials on AMG 151. We also conducted further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provides us with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid us an up-front fee of $60 million. In June 2012, we received an $8.5 million milestone payment following achievement of a pre-defined patient enrollment milestone in a Phase 2a trial.  Amgen has also paid us for research on second generation compounds based on the number of full-time-equivalent scientists who worked on the discovery program. We substantially completed the funded discovery research under the agreement in the second quarter of fiscal 2012.

We are also entitled to receive up to approximately $658 million in additional aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 and at least one backup compound are achieved. We will also receive royalties on sales of any approved drugs developed under the agreement.

We estimate that our obligations under the agreement will continue until December 31, 2012 and, therefore, are recognizing the up-front fee from the date of the agreement over the resulting three-year period on a straight-line basis. This fee is recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $4.9 million of License Revenue under the agreement for each three-month period ended September 30, 2012 and 2011.  We recognized $698 thousand of Milestone Revenue under the agreement for the three-month period ended September 30, 2012.

We record revenue for research performed by our scientists working on second generation compounds and for reimbursed development expenses in Collaboration Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $1.1 million under this agreement for the three months ended September 30, 2011.  We do not expect to be paid additional amounts or to recognize additional revenue for research because we completed most of the required deliverables under this agreement during the second quarter of fiscal 2012.

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

In consideration for the rights granted to Novartis under the agreement, we received $45 million, comprising an up-front and milestone payment, in the fourth quarter of fiscal 2010.  We are entitled to receive up to approximately $422 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. In March 2011, we earned a $10 million milestone payment which was received in the fourth quarter of fiscal 2011.  Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, so long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S. as described below.

We estimate that the obligations under the agreement will continue until April 2014 and, therefore, we are recognizing the up-front fee and milestone payments on a straight-line basis from the date the agreement was signed in April 2010 through that time. These amounts are recorded in License and Milestone Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

In the first quarter of fiscal 2012 and 2013, we recognized $2.5 million and $938 thousand, respectively, of License and Milestone Revenue under this agreement.

The Novartis agreement also contains co-development rights whereby we can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. Effective during fiscal 2013, we will begin to pay our percentage share of the combined development costs since inception of the program, up to a maximum amount with annual caps.  Annually, we have an option to opt out of paying our percentage share of these costs. If we opt out of paying our share of combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. In this event, we would no longer have the right to develop or detail such product.

We record a receivable in the accompanying Condensed Balance Sheets for amounts due from Novartis for the reimbursement of our development costs. We record our percentage share of the combined development costs in Cost of Revenue and accrue these costs in the accompanying Condensed Balance Sheets as a current liability in Co-development Liability.

Our share of the combined development costs was $1.7 million and $1.0 million during the three months ended September 30, 2012 and 2011, respectively, which we recorded in Cost of Revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.  We recorded corresponding payables of $10.1 million and $9.2 million in the accompanying Condensed Balance Sheets as Co-development Liability as of September 30, 2012 and June 30, 2012, respectively.  We will be required to pay Novartis $9.2 million of the Co-development Liability in the second quarter of fiscal 2013.  In addition, we had related receivables of $394 thousand and $950 thousand in Prepaid and Other Current Assets in the accompanying Condensed Balance Sheets as of September 30, 2012 and June 30, 2012, respectively, for the reimbursed development costs incurred during the respective preceding three month periods.  We incurred development costs subject to the co-development cost sharing arrangement of $1.2 million and $630 thousand during the three months ended September 30, 2012 and 2011, respectively.

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

In June 2009, the agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid us $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. In September 2009, Celgene notified Array that it was waiving its rights to a one of the discovery targets under the collaboration, and during fiscal 2012 research on one additional target lapsed.  As of September 30, 2012, Celgene retains the option to select both of two remaining targets.  The options will expire on the earlier of the completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014.

In January 2012, the agreement was further amended to continue drug discovery activities we were conducting on one of the existing targets. Celgene paid us $1.5 million during fiscal 2012 as compensation for the additional research.  We recognized $250 thousand of this payment as Collaboration Revenue during the quarter ended September 30, 2012.  There was no similar revenue recognized in the same period of the prior year.

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

We regularly review and adjust the estimated period of the discovery obligations to determine the period over which up-front fees and milestone payments will be recognized.  Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly began recognizing as revenue the up-front fees received from the date of receipt through September 2014. During the quarter ended September 30, 2011, we estimated that the remaining period for our discovery obligations under the agreement was likely to be only through June 2013. Therefore, in the second quarter of fiscal 2011 we began recognizing the remaining unamortized balance of the up-front fees through this shorter period on a straight-line basis. Throughout the majority of fiscal 2012, research activities associated with the up-front fee were suspended while our drug discovery activities were directed toward the additional funded research discussed above. During the first quarter of fiscal 2013, we began amortizing the remaining deferred balance through January 2014 when we expect to conclude our discovery obligations.

We recognized $2.1 million and $1.8 million in revenue related to the up-front fees and milestone payments during the three months ended September 30, 2012 and 2011, respectively.

We review and adjust, as appropriate, the allocation of research and development expenses under our agreement with Celgene based on the likelihood that Celgene will continue funding development of the programs for which Celgene has an option under the agreement. In the second quarter of fiscal 2011, we concluded that Celgene was likely to continue funding two of the three programs then remaining. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to Cost of Revenue, with the remaining 33.3% to Research and Development Expenses for Proprietary Programs. This allocation of costs continued until the third quarter of fiscal 2012, when research was active on only one of the remaining programs. At that time, management concluded it is more likely than not that Celgene will continue funding that program and pay the Phase 1 milestone and we therefore began recording all costs for our Celgene programs as Cost of Revenue.  As of the first quarter of fiscal 2013, we believe it is more likely than not that Celgene will continue to fund both active programs and we continue to record all of the related program costs to Cost of Revenue.

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

Genentech, Inc.

In addition to our ongoing collaboration agreements with Genentech, we entered into an additional oncology partnership for the development of each company’s small-molecule Checkpoint kinase 1 (Chk-1) program in August 2011.  The partnered drugs include Genentech’s compound GDC-0425 and Array’s compound ARRY-575.  Under the terms of the agreement, Genentech acquired a license to Array’s compound ARRY-575 and is responsible for all research, clinical development and commercialization activities of the partnered drugs. We received an up-front payment of $28.0 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $685.0 million based on the achievement of clinical and commercial milestones under the agreement.  We will also receive up to a double-digit royalty on sales of any drugs resulting from the partnership.

Pursuant to the accounting guidance for revenue recognition for multiple element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (1) the delivery of specified clinical materials for GDC-0575 (ARRY-575) for use in future clinical trials (2) the transfer of the license and related technology with ongoing regulatory services to assist in filing the IND application and providing supporting data, and (3) activities related to the achievement of a specified milestone.

This agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control (CMC) activities for additional drug product or improved processes.  This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the $28.0 million up-front payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech, and we completed this delivery in December 2011, by the date specified in the agreement. The second obligation related to the non-contingent deliverable of assisting in the filing of the IND application was completed as of March 31, 2012. The agreement provides for no general right of return for any non-contingent deliverable.  Consequently, the amount of revenue allocated to each deliverable was determined using the relative selling price method under which revenue is allocated to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables.  The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable.

The determination of the stand-alone value for each non-contingent deliverable requires the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and assist in filing the IND.  Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that lead to the final terms of the agreement, publically available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Management also considered the likelihood of achieving the initial milestone based on our historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or ARRY-575. Taking into account these factors, we allocated a portion of the up-front payment to the first milestone.  No portion of any revenue recognized is refundable.

We recognized $1.3 million and $8.3 million in License and Milestone Revenue and $1.3 million and $2.4 million in Collaboration Revenue from the partnership with Genentech during the quarters ended September 30, 2012 and September 30, 2011, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of our credit facilities with Deerfield and our term loan with Comerica Bank in the following amounts (dollars in thousands):

	September 30,	June 30,
	2012	2012

Deerfield credit facilities	$92,562	$92,562
Comerica term loan	14,700	14,700
Long-term debt, gross	107,262	107,262
Less: Unamortized discount on Deerfield credit facility	(13,934)	(15,006)
Long-term debt, net	93,328	92,256
Less: Current portion	(150)	(150)
Long-term debt	$93,178	$92,106

Deerfield Credit Facilities

As of September 30, 2012 and June 30, 2012 we had $92.6 million in principal outstanding under the Deerfield credit facilities.

Interest and principal may be repaid at our option at any time with cash or shares of our Common Stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. We are also required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts we receive under new licensing, partnering and other similar arrangements up to the full value of the principal and accrued interest outstanding. We received a $28 million up-front payment from a qualifying new collaboration with Genentech in September 2011. As a result in October 2011, we paid $4.2 million to Deerfield which was applied against the principal balance.

Under the terms of the Facility Agreement, a principal payment of $20 million plus accrued interest is due to Deerfield on June 30, 2016.  Payment of all other outstanding principal and accrued interest is due to Deerfield on June 30, 2015. If our total Cash, Cash Equivalents and Marketable Securities at the end of a fiscal quarter falls below $20 million, all amounts outstanding under the credit facilities become immediately due and payable.

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

The forecasts used by management in determining the estimated fair value of the Embedded Derivatives are inherently subjective and may not reflect actual results, although management believes the assumptions upon which they are based are reasonable.  Management will continue to assess the assumptions used in its determination of the fair value of the Embedded Derivatives. Future changes affecting these assumptions could materially affect the estimated fair value of the Embedded Derivatives resulting in a corresponding adjustment to the reported results of operations in future periods. For example, the value of the Embedded Derivative relating to the variable interest rate feature as of September 30, 2012 of $527 thousand is based on the assumption that our ending monthly balance of total cash and marketable securities could fall to between $40 million and $50 million nine times during the remaining 45 months of the facility. The table below summarizes the potential impact of the use of two other assumptions relating to the periods during which our total cash and marketable securities balances are at the levels shown in the table compared to the assumptions used by management as of September 30, 2012 and the resulting estimated increases to the value of the Embedded Derivatives in the accompanying Condensed Balance Sheet and Interest Expense in the Condensed Statement of Operations and Comprehensive Loss (dollars in thousands):

	Assumed Number of Months
Cash Balance	As of September 30, 2012	Scenario 1	Scenario 2
$50 million or greater	36	30	25
Between $40 million and $50 million	9	12	12
Between $30 million and $40 million	-	3	8
Less than $30 million	-	-	-

Assumed Effective Interest Rate	7.7%	8.0%	8.5%
Derivative Fair Value	$527	$1,243	$2,197
Additional Interest Expense	$-	$716	$1,670

Fair Value of the Debt

We estimate the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the Embedded Derivatives. The fair value of the debt was determined to be $85.2 million and $73.4 million at September 30, 2012 and June 30, 2012, respectively.

Summary of Interest Expense

Interest expense for the Deerfield credit facilities follows (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011

Simple interest	$1,609	$1,688
Amortization of the transaction fees	59	63
Amortization of the debt discounts	1,073	1,069
Change in value of the Embedded Derivatives	(130)	(15)
Total interest expense on the Deerfield Credit Facility	$2,611	$2,805

Comerica Term Loan

As of September 30, 2012, the term loan with Comerica Bank had an interest rate of 3.25% per annum. The following table shows actual interest paid and amortization of loan transaction fees that were charged to Interest expense.

	Three Months Ended
	September 30,
	2012	2011

Simple interest	$121	$123
Letter of credit fees	27	27
Total interest expense on Comerica Loan	$148	$150

The estimated fair value of the term loan was determined using a discounted cash flow model and was calculated at $14.7 million as of September 30, 2012 and June 30, 2012. Pursuant to the terms of the Loan and Security Agreement, principal payments of $150 thousand and $14.6 million are due to Comerica on in April 2013 and October 2013, respectively.

Commitment Schedule

Array is required to make principal payments under the Deerfield credit facilities and the Comerica term loan as follows (dollars in thousands):

For the twelve months ended September 30,
2013	$150
2014	14,550
2015	72,562
2016	20,000
2017	-
$107,262

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date.  Share-based compensation arrangements include stock option grants under the Array BioPharma Amended and Restated Stock Option and Incentive Plan and the ability to purchase common stock at a discount under the Employee Stock Purchase Plan, or ESPP.  The fair value of all stock options granted by Array and shares issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. We recognize share-based compensation expense on a straight-line basis over the vesting term of stock option grants.  See Note 13 - Employee Compensation Plans to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 for more information about the assumptions we used under this valuation methodology.  During the quarters ended September 30, 2012 and 2011, we did not make any material changes to these assumptions.

The table below shows options issued to purchase additional shares and compensation expense for the periods indicated:

	Three Months Ended
	September 30,
	2012	2011

Common stock issuable under new option grants	262,500	150,600
Stock option compensation expense (in thousands)	$665	$543
ESPP compensation expense (in thousands)	$130	$24

As of September 30, 2012, there was $4.3 million of unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under our equity plans, which we expect to recognize over a weighted-average period of 3.1 years.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

On May 3, 2011, we issued and sold to Deerfield 10,135 shares of our Series B Convertible Preferred Stock, for an aggregate purchase price of $30 million, pursuant to the terms of a Securities Purchase Agreement as discussed in Note 8 – Long-Term Debt in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 12, 2011. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock at the election of Deerfield. As of June 30, 2012, there were 2,720.812 shares of Series B Convertible Preferred Stock outstanding.

During fiscal 2012, Deerfield converted 7,414.188 shares of Series B Convertible Preferred Stock into 7,414,188 shares of common stock.  During the quarter ended September 30, 2012, Deerfield converted its remaining 2,720.812 shares of Series B Convertible Preferred Stock into 2,720,812 shares of common stock.  The conversions were in non-cash transactions and effected pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock.  As of September 30, 2012 there were no outstanding shares of Preferred Stock.

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

We accrued $5.8 million and $4.4 million in Accrued Compensation and Benefits in the accompanying Condensed Balance Sheets as of September 30, 2012 and June 30, 2012, respectively, for our annual performance bonus program.  Included in the September 30, 2012 accrual was $4.5 million for the fiscal 2012 program and $1.3 million for the fiscal 2013 program.

On October 4, 2012, we paid bonuses to approximately 250 eligible employees having an aggregate value of $4.3 million under the fiscal 2012 Performance Bonus Program through the issuance of a total of 493,413 shares of our common stock and a payment of cash to satisfy related withholding taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations and/or reduce our research and development spending, realizing new revenue streams and obtaining future out-licensing collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 we filed with the Securities and Exchange Commission on August 16, 2012, under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report, and in other reports we file with the Securities and Exchange Commission. All forward-looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. We are building late-stage development capabilities, with two wholly-owned programs, ARRY-614 and ARRY-520, and three partnered programs, Selumetinib partnered with AstraZeneca, MEK162 partnered with Novartis, and Danoprevir, an NS3 protease inhibitor, partnered with InterMune / Roche, having the potential to advance into registration trials by the end of 2013.

Our most advanced wholly-owned clinical stage drugs include:

Wholly Owned Drug	Indication	Clinical Status
1. ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma	Phase 2
2. ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3. ARRY-797	p38 inhibitor for pain	Phase 2
4. ARRY-502	CRTh2 antagonist for asthma	Phase 2

In 2012, we made the strategic decision to focus internally on hematology/oncology moving forward. With our progress on ARRY-614 for myelodysplastic syndromes and ARRY-520 for multiple myeloma, we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2013 and beyond.

In addition, we have 10 partner funded clinical programs:

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

We also have a portfolio of proprietary and partnered drug discovery programs generated by our internal discovery efforts. Our internal drug discovery programs include inhibitors that target Trk receptors for the treatment of pain and G-protein coupled receptor 119 for the treatment of diabetes. We may choose to out-license select promising candidates through research partnerships.

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

•                  ASLAN Pharmaceuticals – We entered into a collaboration and license agreement with ASLAN Pharmaceuticals in July 2011 to develop Array’s HER2 / EGFR inhibitor, ARRY-543, or ASLAN001, which is currently in a Phase 2 clinical trial in patients with gastric cancer.

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

In August 2011, we entered into an oncology partnership with Genentech for the development of each company’s small molecule Checkpoint kinase 1 (Chk-1) program. The programs include Genentech’s compound GDC-0425 (RG7602) and Array’s compound, GDC-0575, both of which are in Phase 1 clinical trials in patients with cancer.

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

We have built our clinical development and drug discovery programs through spending $534.3 million from our inception in 1998 through September 30, 2012. During the first quarter of fiscal 2013, we spent $13.5 million in research and development expenses for proprietary drug discovery.  In fiscal 2012, we spent $56.7 million in research and development expenses for proprietary drug discovery, compared to $63.5 million and $72.5 million for fiscal years 2011 and 2010, respectively.

We have received a total of $581.8 million in research funding and in up-front and milestone payments from our collaboration partners from inception through September 30, 2012, including $174.3 million in initial payments from our strategic collaborations with Amgen, Genentech and Novartis we entered into over the past three years. These three collaborations entitle Array to receive up to over $2.2 billion in additional potential milestone payments if all clinical and commercialization milestones under the agreements are achieved, double digit royalties and/or commercial co-detailing rights. With our other existing partnered programs, Array is entitled to receive a total of over $3.6 billion in additional potential milestone payments if we or our collaborators achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from 11 drug research and development programs.

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

For our multiple element transactions entered into on or after July 1, 2010, we evaluate the deliverables to determine if they meet the separation criteria under the standard and have stand-alone value and we allocate revenue to the elements based on their relative selling prices. We treat deliverables in an arrangement that do not meet the separation criteria in this standard as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.  Since the adoption of this standard, we have entered into one agreement with multiple elements. We have had no material modifications to arrangements that were entered into prior to July 1, 2010.

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

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt to the financial statements in this Quarterly Report on Form 10-Q and in Note 8 – Long-Term Debt to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the SEC on August 12, 2011. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification of the debt, or as an extinguishment and issuance of new debt.

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS.  This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this disclosure standard in the first quarter of fiscal 2013 and it did not have a material impact on our results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Results of Operations

Fiscal Periods

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2013 refers to the fiscal year ending June 30, 2013 and the first or current quarter refers to the quarter ended September 30, 2012.

License and Milestone Revenue

License and Milestone Revenue is combined and consists of up-front license fees and ongoing milestone payments from collaborators.

Below is a summary of our License and Milestone Revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2012 vs. 2011
	2012	2011	$	%

License Revenue	$9,333	$14,081	(4,748)	-34%
Milestone Revenue	3,143	4,381	(1,238)	-28%
Total revenue	$12,476	$18,462	$(5,986)	-32%

License Revenue decreased $4.7 million, or 34%, for the current quarter compared to the same period last year.  The decrease was from our Chk-1 license agreement with Genentech under which the majority of the revenue was earned during fiscal 2012.

Milestone Revenue decreased $1.2 million, or 28%, during the current quarter compared to the same period last year primarily due to the recognition of a $2.5 million milestone payment from Genentech in fiscal 2012 that did not recur in fiscal 2013.  The decrease was partially offset by approximately $700 thousand in revenue earned during the current quarter from the $8.5 million milestone payment we received from Amgen during June 2012 for enrollment of patients in a Phase 2 study of AMG 151 / ARRY-403, as well as $314 thousand in additional Milestone Revenue recognized under our collaboration with Celgene.

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

Below is a summary of our Collaboration Revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2012 vs. 2011
	2012	2011	$	%

Collaboration Revenue	$3,357	$3,669	$(312)	-9%

Collaboration Revenue decreased during the current quarter compared to the same period in the prior year due to having fewer scientists engaged on the Genentech program and completion of the funded discovery research under our collaboration with Amgen.  These decreases were largely offset by revenue earned under our new collaborations with DNA BioPharma and Clovis Oncology, as well as additional funded research under our collaboration with Celgene.

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

Below is a summary of our Cost of Revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2012 vs. 2011
	2012	2011	$	%

Cost of Revenue	$6,539	$6,444	$95	1%
Cost of Revenue as a percentage of total revenue	41%	29%

Cost of Revenue remained relatively constant during the first quarter of fiscal 2013 compared to the same period during the prior year.  We had fewer scientists working on our collaboration with Genentech during the current quarter.  Those reduced costs were offset by costs associated with work performed under our new collaborations with DNA BioPharma and Clovis Oncology.

Cost of Revenue as a percentage of total revenue for the three months ended September 30, 2012 increased primarily because of decreased License and Milestone Revenue recognized during the period.

Research and Development Expenses for Proprietary Programs

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

Below is a summary of our Research and Development Expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change 2012 vs. 2011
	2012	2011	$	%

Salaries, benefits and share-based compensation	$5,480	$5,163	$317	6%
Outsourced services and consulting	4,144	3,515	629	18%
Laboratory supplies	1,687	1,563	124	8%
Facilities and depreciation	1,837	1,997	(160)	-8%
Other	386	360	26	7%
Total Research and Development Expense for Proprietary Programs	$13,534	$12,598	$936	7%

Research and Development Expenses for Proprietary Programs increased $936 thousand, or 7%, during the current quarter compared to the same period during prior year.  The increased costs primarily resulted from advancing our wholly-owned programs through more advanced stages of clinical trials.  Partially offsetting the increases for clinical trials were decreased costs for earlier stage discovery research.

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

Below is a summary of our General and Administrative Expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2012 vs. 2011
	2012	2011	$	%

General and Administrative	$4,780	$3,720	$1,060	28%

General and Administrative Expenses increased during the three months ended September 30, 2012 compared to the same period in the prior year.  The increase was primarily related to compensation, benefits, and costs to recruit certain leadership positions to help execute our strategic objectives.  We also incurred approximately $300 thousand in additional costs during the current quarter to obtain and prosecute our patents.

Other Income (Expense)

Below is a summary of our Other Income (Expense) (dollars in thousands):

	Three Months Ended September 30,		Change 2012 vs. 2011
	2012	2011	$	%

Interest Income	11	6	5	83%
Interest Expense	(2,759)	(2,955)	196	-7%
Total Other Expense, net	$(2,748)	$(2,949)	$201	-7%

Below is a summary of the components of Interest Expense under our credit facilities with Deerfield and our term loan with Comerica Bank (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011

Credit Facilities:
Simple interest	$1,609	$1,688
Amortization of the transaction fees	59	63
Amortization of the debt discounts	1,073	1,069
Change in value of the Embedded Derivatives	(130)	(15)
Total interest expense on Deerfield Credit Facility	2,611	2,805

Term Loan:
Simple interest and amortization of transaction fees	148	150
Total interest expense on Comerica Loan	148	150
Total interest expense	$2,759	$2,955

Interest Expense was lower in the first quarter of fiscal 2013 compared with the same period in fiscal 2012 due to the principal reduction resulting from the payment of $4.2 million in October 2011.  Additionally, we recorded $130 thousand reduction to Interest Expense during the current quarter to adjust the fair market value of our embedded derivatives as discussed in Note 5 – Long-term debt – Embedded Derivatives.

Liquidity and Capital Resources

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2012, we had an accumulated deficit of $582.5 million and we had net losses of $11.8 million for the quarter ended September 30, 2012. We had net losses of $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

During the first three months of fiscal 2013, our net cash used in operations was $21.4 million.  We have historically funded our operations from up-front fees, license and milestone revenue received under collaborations and out-licensing transactions; from the issuance and sale of equity securities; and through debt provided by our credit facilities. In February 2012, we received approximately $56.1 million, after underwriting discounts and commissions and related offering expenses, in a public offering of our Common Stock. We have received approximately $174.3 million in the last three years through the date of filing of this Quarterly Report, including the following payments under our collaborations:

•                  In December 2009, we received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement.

•                  In May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•                  In December 2010, we received $10 million in a milestone payment under a License Agreement with Celgene Corporation.

•                  In May 2011, we received $10 million in a milestone payment under a License Agreement with Novartis.

•                  In September 2011, we received $28 million in an up-front payment from Genentech under a License Agreement.

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

Management believes that the cash, cash equivalents and marketable securities as of September 30, 2012 will enable us to continue to fund operations in the normal course of business, including receipt of potential up-front and milestone payments, for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaborations that provide for additional up-front fees or milestone payments, or we may not earn milestone payments under such collaborations, when anticipated or at all.

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

•                  The drug candidates we or our collaborators develop may not obtain regulatory approval;

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

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing on our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern in future periods. Further, as discussed in Note 5 – Long-term Debt, the entire outstanding debt balance of $14.7 million with Comerica and of $92.6 million with Deerfield becomes due and payable if cash, cash equivalents and marketable securities falls below $22 million and $20 million, respectively, at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities as of September 30, 2012 are primarily related to our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	September 30,	June 30,
	2012	2012	$ Change

Cash and cash equivalents	$49,054	$55,799	$(6,745)
Marketable securities - short-term	18,279	33,378	(15,099)
Marketable securities - long-term	542	473	69
Total	$67,875	$89,650	$(21,775)

Cash Flow Activities

Below is a summary of our cash flows (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011	$ Change

Cash flows provided by (used in):
Operating activities	$(21,370)	$13,527	$(34,897)
Investing activities	14,264	10,703	3,561
Financing activities	361	38	323
Total	$(6,745)	$24,268	$(31,013)

Net cash used in operating activities for the three months ended September 30, 2012 increased $34.9 million over the same period in the prior year.  This was primarily due to the $28.0 million up-front license fee we received from Genentech in September 2011.  There was no similar payment during the corresponding period in fiscal 2013.

Net cash provided by investing activities for the three months ended September 30, 2012 increased $3.6 million over the same period in the prior year. The increase was the result of the increased maturity of investments during the period related to our higher average cash available to invest.

Net cash provided by financing activities was $361 thousand and $38 thousand in the three months ended September 30, 2012 and 2011, respectively. The difference between the periods is primarily attributable to increased funds received from the exercise of employee stock options during the first quarter of fiscal 2013.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2012 (dollars in thousands):

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$150	$87,112	$20,000	$-	$107,262
Interest on debt obligations (3) (4)	6,907	11,675	1,125	-	19,707
Co-development liabilities (1)	10,098	-	-	-	10,098
Operating lease commitments (2)	8,236	16,522	6,585	-	31,343
Purchase obligations (2)	15,617	837	-	-	16,454
Total	$41,008	$116,146	$27,710	$-	$184,864

(1)	Reflected in the accompanying Condensed Balance Sheets.
(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.
(3)	Interest on the variable debt obligations under the term loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of September 30, 2012.
(4)	Interest on the interest bearing portion of the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of September 30, 2012.

We are obligated under non-cancelable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of September 30, 2012 were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations totaling $14.8 million are for outsourced services for clinical trials and other research and development costs. The remaining $1.6 million is for all other purchase commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2012, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point (1%) change in interest rates and security prices would impact our annual net loss positively or negatively by approximately $679 thousand based on the current balance of $67.9 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of September 30, 2012, we had $107.3 million of debt outstanding, exclusive of the debt discount of $13.9 million. The term loan with Comerica Bank of $14.7 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of September 30, 2012 would result in a change in our annual interest expense of $147 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of September 30, 2012 would result in a change in our annual interest expense of $858 thousand.

Historically and as of September 30, 2012, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2012 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in other reports we file with the Securities and Exchange Commission. There have been no changes to the risk factors described in our Annual Report on Form 10-K during the first quarter of fiscal 2013 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1(1)	Description of Performance Bonus Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1) Incorporated by reference to the Current Report on Form 8-K as of August 31, 2012 (File No. 001-16633)

* Management contract or compensatory plan.

** Furnished electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 30th day of October 2012.

ARRAY BIOPHARMA INC.

By:	/s/ Ron Squarer
Ron Squarer
Chief Executive Officer

/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and
Accounting Officer)