Form 10-Q
period 2012-12-31
ARRAY BIOPHARMA INC
filed 2013-02-06
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
_______________________________________________

Commission File Number: 001-16633
_______________________________________________

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
Yes ☐ No ☒

As of January 31, 2013, the registrant had 116,661,219 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED December 31, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$59,565	$55,799
Marketable securities	49,616	33,378
Prepaid expenses and other current assets	5,098	3,930
Total current assets	114,279	93,107

Long-term assets
Marketable securities	664	473
Property and equipment, net	11,245	12,059
Other long-term assets	2,185	2,434
Total long-term assets	14,094	14,966
Total assets	$128,373	$108,073

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,726	$6,466
Accrued outsourcing costs	4,509	5,394
Accrued compensation and benefits	5,098	7,530
Other accrued expenses	1,896	1,390
Co-development liability	3,970	9,178
Deferred rent	3,567	3,489
Deferred revenue	26,534	42,339
Current portion of long-term debt	—	150
Total current liabilities	50,300	75,936

Long-term liabilities
Deferred rent	9,661	11,480
Deferred revenue	4,569	13,228
Long-term debt, net	94,417	92,106
Derivative liabilities	479	656
Other long-term liabilities	664	473
Total long-term liabilities	109,790	117,943
Total liabilities	160,090	193,879

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,135 shares designated as Series B convertible preferred stock; 0 and 2,721 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	—	8,054
Common stock, $0.001 par value; 220,000,000 and 120,000,000 shares authorized; 116,660,469 and 92,063,645 shares issued and outstanding, as of December 31, 2012 and June 30, 2012, respectively	117	92
Additional paid-in capital	522,214	437,401
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	2	(1)
Accumulated deficit	(593,435)	(570,737)
Total stockholders' deficit	(31,717)	(85,806)
Total liabilities and stockholders' deficit	$128,373	$108,073

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue
License and milestone revenue	$14,016	$19,195	$26,492	$37,657
Collaboration revenue	4,361	4,033	7,718	7,701
Total revenue	18,377	23,228	34,210	45,358

Operating expenses
Cost of revenue	7,909	6,266	14,448	12,711
Research and development for proprietary programs	13,941	13,150	27,475	25,748
General and administrative	4,610	3,782	9,390	7,502
Total operating expenses	26,460	23,198	51,313	45,961

Income (loss) from operations	(8,083)	30	(17,103)	(603)

Other income (expense)
Interest income	12	3	24	9
Interest expense	(2,860)	(3,836)	(5,619)	(6,792)
Total other expenses, net	(2,848)	(3,833)	(5,595)	(6,783)

Net loss	$(10,931)	$(3,803)	$(22,698)	$(7,386)

Change in unrealized gains and losses on marketable securities	—	1	3	(3)

Comprehensive loss	$(10,931)	$(3,802)	$(22,695)	$(7,389)

Weighted average shares outstanding - basic and diluted	105,403	60,004	99,005	58,515

Net loss per share - basic and diluted	$(0.10)	$(0.06)	$(0.23)	$(0.13)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Deficit
(Amounts in Thousands)
(Unaudited)

					Additional paid-in capital	Warrants	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Preferred stock		Common stock
	Shares	Amounts	Shares	Amounts
Balance as of July 1, 2012	3	$8,054	92,064	$92	$437,401	$39,385	$(1)	$(570,737)	$(85,806)
Issuance of common stock under stock option and employee stock purchase plans	—	—	682	1	1,453	—	—	—	1,454
Share-based compensation expense	—	—	—	—	1,562	—	—	—	1,562
Issuance of common stock for cash, net of offering costs	—	—	20,700	21	70,890	—	—	—	70,911
Conversion of preferred stock to common	(3)	(8,054)	2,721	3	8,051	—	—	—	—
Payment of employee bonus with stock	—	—	493		2,857	—	—	—	2,857
Change in unrealized gain on marketable securities	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(22,698)	(22,698)
Balance as of December 31, 2012	—	$—	116,660	$117	$522,214	$39,385	$2	$(593,435)	$(31,717)

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(22,698)	$(7,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,278	2,630
Non-cash interest expense	2,158	2,329
Loss on prepayment of long-term debt	—	942
Share-based compensation expense	1,562	1,156
Payment of employee bonus with stock	2,857	1,969
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,092)	1,856
Accounts payable	(1,235)	488
Accrued outsourcing costs	(885)	(877)
Accrued compensation and benefits	(2,432)	(1,672)
Co-development liability	(5,208)	2,146
Deferred rent	(1,741)	(1,663)
Deferred revenue	(24,464)	(7,946)
Other liabilities and accrued expenses	137	(123)
Net cash used in operating activities	(50,763)	(6,151)

Cash flows from investing activities
Purchases of property and equipment	(1,464)	(926)
Purchases of marketable securities	(62,022)	(4,940)
Proceeds from sales and maturities of marketable securities	45,650	20,552
Net cash provided by (used in) investing activities	(17,836)	14,686

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under stock option and employee stock purchase plans	1,454	879
Proceeds from the issuance of common stock for cash	75,555	7,345
Payment of offering costs	(4,644)	(295)
Payment of principal of long-term debt	—	(4,200)
Net cash provided by financing activities	72,365	3,729

Net increase in cash and cash equivalents	3,766	12,264
Cash and cash equivalents as of beginning of period	55,799	48,099
Cash and cash equivalents as of end of period	$59,565	$60,363

Supplemental disclosure of cash flow information
Cash paid for interest	$3,463	$3,546

The accompanying notes are an integral part of these condensed financial statements.

ARRAY BIOPHARMA INC.
Notes to the unaudited condensed financial statements

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. During 2013, Array expects to make substantial progress in generating data to inform registration study decisions for our wholly-owned hematology programs, ARRY-520 and ARRY-614. Array-invented MEK162 will be tested in a Phase 3 trial in NRAS melanoma which is scheduled to start in April 2013, as well as BRAF mutant melanoma later in 2013 (with Novartis). Also, AstraZeneca recently announced a potential start of a Phase 3 trial with Array-invented selumetinib in non-small cell lung cancer during the second half of 2013.

Basis of Presentation

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification. The accompanying unaudited Condensed Financial Statements have been prepared without audit and do not include all of the disclosures required by the Financial Accounting Standards Board Codification, which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, whom we refer to as the SEC, relating to requirements for interim reporting. The June 30, 2012 Condensed Balance Sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles in the United States, commonly referred to as GAAP. The unaudited Condensed Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our financial position as of December 31, 2012 and June 30, 2012, and our results of operations for the three and six months ended December 31, 2012 and 2011, and our cash flows for the six months ended December 31, 2012 and 2011. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

These unaudited Condensed Financial Statements should be read in conjunction with our audited Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 16, 2012.

For the six months ended December 31, 2011, we reclassified the activity in our co-development liability under the Novartis agreement, as further described under Note 4 - Deferred Revenue - Novartis, from other liabilities and accrued expenses to co-development liability in our Condensed Statements of Cash Flows to conform to the current period presentation.

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

We believe the accounting estimates having the most significant impact on the financial statements relate to: (i) estimating the stand-alone value of deliverables for purposes of determining revenue recognized under partnerships and collaborations involving multiple elements; (ii) estimating the periods over which up-front and milestone payments from partnership and collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) estimating the fair value of our long-term debt and the associated embedded derivatives.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2012, we had an accumulated deficit of $593.4 million. We had net losses of $10.9 million and $22.7 million for the three and six months ended December 31, 2012, respectively, and $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

During the first six months of fiscal 2013, our net cash used in operations was $50.8 million. We have historically funded our operations from up-front fees and license and milestone payments received under our partnerships, from the issuance and sale of equity securities and through debt provided by our credit facilities. For example, we received net proceeds of approximately $127.0 million during calendar year 2012 from underwritten public offerings of our common stock, after underwriting discounts, commissions and related offering expenses, and have received $175.8 million from up-front, license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement.

•	In May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In December 2010, we received a $10 million milestone payment under a License Agreement with Celgene Corporation.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In September 2011, we received a $28 million up-front payment under a License Agreement with Genentech, Inc.

•	In June 2012, we received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During the second quarter of fiscal 2013, we began paying our percentage share of the combined development costs incurred since inception under the MEK162 program licensed to Novartis, as discussed in Note 4 – Deferred Revenue – Novartis International Pharmaceutical Ltd., resulting in a $9.2 million payment to Novartis during the quarter. We have reported a $4.0 million payable in the accompanying Condensed Balance Sheets as co-development liability for this obligation as of December 31, 2012. We anticipate paying Novartis a comparable payment during the first half of fiscal 2014.

Management believes that the cash, cash equivalents and marketable securities as of December 31, 2012, will enable us to continue to fund operations in the normal course of business, including receipt of potential up-front and milestone payments, for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for additional up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control and include the following:

•
The drug development process is risky and highly uncertain and we may not be successful in generating proof-of-concept data to create partnering opportunities and, even if we are successful, we or our partners may not be successful in commercializing drug candidates we create;

•	We may fail to select the best drug from our wholly-owned pipeline to advance and invest in registration, or Phase 3 studies;

•
Our partners have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all;

•	The drug candidates we or our partners develop may not obtain regulatory approval;

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

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•
Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates and the timing of payments under those agreements throughout each candidate’s development stage;

•	The number and scope of our research and development programs;

•	The progress and success of our preclinical and clinical development activities;

•	The progress and success of the development efforts of our partners;

•	Our ability to maintain current collaboration and partnership agreements;

•	The costs involved in enforcing patent claims and other intellectual property rights;

•	The costs and timing of regulatory approvals; and/or

•
The expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, general economic and market conditions and the extent to which we acquire or invest in other businesses, products and technologies.

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, the entire outstanding debt balance of $14.7 million with Comerica Bank (Comerica) and $92.6 million with Deerfield Private Design Fund, L.P. and certain of its affiliates (collectively referred to as Deerfield) becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million and $20 million, respectively, at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Revenue Recognition

We recognize revenue based on four criteria, each of which must be met in order to recognize revenue for the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or as services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

We follow ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from the recognition of revenue under partnership and collaboration arrangements entered into prior to this date.

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

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term. For agreements entered into on or after this date, the performance period is measured as the time between the execution date and the completion of the inseparable technology transfer, which is typically a shorter period, generally up to six months.

We defer the up-front payments and record them as deferred revenue upon receipt, pending recognition. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period during which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort. We record milestone payments as deferred revenue upon receipt until recognized.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments, license fees and milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable up-front payments, license fees and milestone payments in the event of early termination of programs. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

Cost of Revenue and Research and Development Expenses for Proprietary Programs

Where our collaboration agreements provide for us to conduct research and development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of our research and development costs to cost of revenue based on the percentage of total programs under the agreement that we conclude is likely to continue to be funded by the partner. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would continue to fund the same percentage of programs, we will adjust the allocation accordingly. See Note 4 – Deferred Revenue, for further information about our partnerships.

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

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT PARTNERSHIPS

Segments

All operations of Array are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The physical location of all of our equipment, leasehold improvements and other fixed assets is within the United States (U.S.). All of our partnership and collaboration agreements are denominated in U.S. dollars.

Significant Partnerships

The following partnerships contributed greater than 10% of our total revenue during the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Amgen Inc.	30.0%	26.0%	32.5%	26.5%
Novartis International Pharmaceutical, Ltd.	18.7%	14.8%	20.3%	15.2%
Celgene Corporation	21.6%	4.1%	18.4%	6.1%
Genentech Inc.	10.5%	53.7%	13.2%	51.1%
	80.8%	98.6%	84.4%	98.9%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2012.

Geographic Information

The following table details revenue from partnerships by geographic area based on the country in which partners are located (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

North America	$14,909	$19,517	$27,127	$38,048
Europe	3,465	3,472	7,080	7,068
Asia Pacific	3	239	3	242
	$18,377	$23,228	$34,210	$45,358

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2012 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$49,392	$2	$—	$49,394
Mutual fund securities	222	—	—	222
Sub-total	49,614	2	—	49,616

Long-term available-for-sale securities:
Mutual fund securities	664	—	—	664
Sub-total	664	—	—	664

Total	$50,278	$2	$—	$50,280

Marketable securities consisted of the following as of June 30, 2012 (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$33,129	$—	$(1)	$33,128
Mutual fund securities	250	—	—	250
Sub-total	33,379	—	(1)	33,378

Long-term available-for-sale securities:
Mutual fund securities	473	—	—	473
Sub-total	473	—	—	473

Total	$33,852	$—	$(1)	$33,851

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into the fair value measurement categories as follows (dollars in thousands):

	December 31,	June 30,
	2012	2012

Quoted prices in active markets for identical assets (Level 1)	$50,280	$33,851
Observable inputs other than quoted prices in active markets (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
	$50,280	$33,851

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of December 31, 2012, was as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$49,614	$49,616
Due in one year to three years	664	664
	$50,278	$50,280

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (dollars in thousands):

	December 31,	June 30,
	2012	2012

Amgen Inc.	$—	$11,129
Celgene Corporation	8,043	11,340
DNA BioPharma, Inc.	500	500
Genentech, Inc.	4,648	7,810
Novartis International Pharmaceutical Ltd	17,912	24,788
Total deferred revenue	31,103	55,567
Less: Current portion	(26,534)	(42,339)
Deferred revenue, long-term	$4,569	$13,228

Amgen Inc.

In December 2009, Array granted Amgen the exclusive worldwide right to develop and commercialize our small molecule glucokinase activator, AMG 151/ARRY-403. Under the Collaboration and License Agreement, we were responsible for completing Phase 1 clinical trials on AMG 151. We also conducted further research funded by Amgen to create second generation glucokinase activators. Amgen is responsible for further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provides us with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen under the agreement, Amgen paid us an up-front fee of $60 million. In June 2012, we received an $8.5 million milestone payment following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial. Amgen has also paid us for research on second generation compounds based on the number of full-time-equivalent scientists who worked on the discovery program. We substantially completed the funded discovery research under the agreement in the second quarter of fiscal 2012.

We are also entitled to receive up to approximately $429 million in additional aggregate milestone payments if all clinical and commercialization milestones specified in the agreement for AMG 151 are achieved. We will also receive royalties on sales of any approved drugs developed under the agreement.

We estimated that our obligations under the agreement would continue until December 31, 2012, at which time they were completed. Therefore, we recognized the up-front fee from the date of the agreement over the resulting three-year period on a straight-line basis. This fee is recorded in license and milestone revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized the final $4.9 million and $9.8 million of license revenue under the agreement for each of the three and six months ended December 31, 2012 and 2011, respectively. We recognized the final previously deferred milestone revenue of $581 thousand and $1.3 million under the agreement for the three and six months ended December 31, 2012, respectively. There was no corresponding milestone revenue during the same periods of the prior year.

We record revenue for research performed by our scientists working on second generation compounds and for reimbursed development expenses in collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss. We recognized $1.1 million and $2.2 million under this agreement for the three and six months ended December 31, 2011, respectively. We do not expect to be paid additional amounts or to recognize additional revenue for research or the up-front fee because we completed most of the required deliverables under this agreement during the second quarter of fiscal 2012 and the up-front fee has been fully recognized.

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

Novartis International Pharmaceutical Ltd.

Array and Novartis entered into a License Agreement in April 2010, granting Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the agreement, we are responsible for completing the on-going Phase 1b expansion trial of MEK162 in patients with KRAS or BRAF mutant colorectal cancer and for certain further development of MEK162. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million, comprising an up-front and milestone payment, in the fourth quarter of fiscal 2010. We are entitled to receive up to approximately $413 million in aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. In March 2011, we earned a $10.0 million milestone payment which was received in the fourth quarter of fiscal 2011. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S. as described below.

We estimate that the obligations under the agreement will continue until April 2014 and, therefore, we are recognizing the up-front fee and milestone payments on a straight-line basis from the date the agreement was signed in April 2010 through that time. These amounts are recorded in license and milestone revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss.

During each of the three and six months ended December 31, 2012 and 2011, we recognized $2.5 million and $5.0 million, respectively, of license revenue and $938 thousand and $1.9 million, respectively, of milestone revenue under this agreement.

The Novartis agreement also contains co-development rights whereby we can elect to pay a percentage share of the combined total development costs. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. In the second quarter of fiscal 2013, we began to pay our percentage share of the combined development costs that have accrued since inception of the program, and that are subject to a maximum amount with annual caps. Annually, we have an option to opt out of paying our percentage share of these costs. If we opt out of paying our share of combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S.

We record a receivable in prepaid expenses and other current assets in the accompanying Condensed Balance Sheets for the amounts due from Novartis for the reimbursement of our development costs in excess of the annual cap. We record our percentage share of the combined development costs in cost of revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss and accrue these costs in the accompanying Condensed Balance Sheets as a current liability in co-development liability.

Our share of the combined development costs was $2.5 million and $1.4 million during the three months ended December 31, 2012 and 2011, respectively, and $4.3 million and $2.4 million during the six months ended December 31, 2012 and 2011, respectively. We recorded co-development liabilities of $4.0 million and $9.2 million as of December 31, 2012 and June 30, 2012, respectively. We paid Novartis $9.2 million of the accrued co-development liability in the second quarter of fiscal 2013 in accordance with the terms of the agreement. We had related receivables of $1.5 million and $950 thousand in prepaid expenses and other current assets as of December 31, 2012 and June 30, 2012, respectively, for the reimbursable development costs we incurred during the respective preceding three month periods in excess of the annual cap. We incurred development costs for the Array-managed studies subject to the co-development cost sharing arrangement of $1.5 million and $633 thousand during the three months ended December 31, 2012 and 2011, respectively, and $2.7 million and $1.3 million during the six months ended December 31, 2012 and 2011, respectively.

The agreement will be in effect on a product-by-product and country-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the agreement in the event of an uncured material breach of a material obligation under the agreement by the other party upon 90 days prior notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days prior notice. Array and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by us under the agreement: negligence, willful misconduct or breach of covenants, warranties or representations made by us under the agreement.

Celgene Corporation

In September 2007, Array entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, Celgene made an up-front payment of $40 million to us in part to provide research funding for activities we conducted. We are responsible for all discovery development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually-selected discovery targets and will receive exclusive worldwide rights to these two drugs, except for limited co-promotional rights in the U.S. Array retains all rights to the programs for which Celgene does not exercise its option.

In June 2009, the agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid us $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. In September 2009, Celgene notified Array that it was waiving its rights to one of the discovery targets under the collaboration, and during fiscal 2012 research on one additional target lapsed. As of December 31, 2012, Celgene retains the option to select both of two remaining targets. The options will expire on the earlier of the completion of Phase 1 or Phase 2a trials for the applicable drug or September 2014.

In January 2012, the agreement was further amended to continue drug discovery activities we were conducting on one of the existing targets. Celgene paid us $1.5 million during fiscal 2012 as compensation for the additional research. We recognized the final $250 thousand of this payment as collaboration revenue during the quarter ended September 30, 2012.

In November 2012, we entered into the third amendment to the agreement to conduct preclinical studies on one or more compounds discovered in the course of research conducted under the January 2012 amendment. We received $3.0 million during the second quarter of fiscal 2013 as partial consideration to conduct the studies, of which we recognized $1.5 million as collaboration revenue during the three months ended December 31, 2012 for related services rendered through that date. We anticipate recognizing the remaining deferred balance during the third quarter of fiscal 2013 as the remaining performance obligations are fulfilled.

Array is entitled to receive, for each drug for which Celgene exercises an option, potential milestone payments of up to $235 million if certain discovery, development and regulatory milestones are achieved and an additional $300 million if certain commercial milestones are achieved. Under the third amendment to the agreement, we agreed to adjust the discovery milestone payable by Celgene relating to the target identified in that amendment if Celgene exercises its option to develop that target early. In November 2010, we earned and subsequently received a $10.0 million milestone payment upon securing an Investigational New Drug (IND) application for one of the programs. We are also entitled to receive royalties on net sales of any drugs.

We regularly review and adjust the estimated period of the discovery obligations to determine the period over which up-front fees and milestone payments will be recognized. Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly began recognizing as revenue the up-front fees received from the date of receipt through September 2014. During the quarter ended September 30, 2011, we estimated that the remaining period for our discovery obligations under the agreement was likely to be only through June 2013. Therefore, in the second quarter of fiscal 2012 we began recognizing the remaining unamortized balance of the up-front payment through this shorter period on a straight-line basis. Throughout the majority of fiscal 2012, research activities associated with the up-front fee were suspended while our drug discovery activities were directed toward the additional funded research discussed above. During the first quarter of fiscal 2013, we began amortizing the remaining deferred balance through January 2014 when we expect to conclude our discovery obligations.

We recognized $2.5 million and $943 thousand in revenue related to the up-front and milestone payments during the three months ended December 31, 2012 and 2011, respectively. We recognized $4.5 million and $2.8 million in revenue related to the up-front and milestone payments during the six months ended December 31, 2012 and 2011, respectively.

We review and adjust, as appropriate, the allocation of research and development expenses under our agreement with Celgene based on the likelihood that Celgene will continue funding development of the programs for which Celgene has an option under the agreement. In the second quarter of fiscal 2011, we concluded that Celgene was likely to continue funding two of the three programs then remaining. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to cost of revenue, with the remaining 33.3% to research and development expenses for proprietary programs. This allocation of costs continued until the third quarter of fiscal 2012, when research was active on only one of the remaining programs. At that time, management concluded it is more likely than not that Celgene will continue funding that program and pay the Phase 1 milestone and we therefore began recording all costs for our Celgene programs as cost of revenue. As of the second quarter of fiscal 2013, we believe it is more likely than not that Celgene will continue to fund both active programs and we continue to record all of the related program costs to cost of revenue.

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

Genentech, Inc.

In addition to our ongoing collaboration agreements with Genentech, we entered into an additional oncology partnership for the development of each company’s small-molecule Checkpoint kinase 1 (Chk-1) program in August 2011.  The partnered drugs include Genentech’s compound GDC-0425 and Array’s compound ARRY-575.  Under the terms of the agreement, Genentech acquired a license to Array’s compound ARRY-575 and is responsible for all research, clinical development and commercialization activities of the partnered drugs. We received an up-front payment of $28 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $685 million based on the achievement of clinical and commercial milestones under the agreement.  We will also receive up to a double-digit royalty on sales of any drugs resulting from the partnership.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (1) the delivery of specified clinical materials for GDC-0575 (ARRY-575) for use in future clinical trials, (2) the transfer of the license and related technology with ongoing regulatory services to assist in filing the IND application and providing supporting data, and (3) activities related to the achievement of a specified milestone.

This agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control (CMC) activities for additional drug product or improved processes.  This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the $28 million up-front payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

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

The determination of the stand-alone value for each non-contingent deliverable requires the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that lead to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Management also considered the likelihood of achieving the initial milestone based on our historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or ARRY-575. Taking into account these factors, we allocated a portion of the up-front payment to the first milestone. No portion of any revenue recognized is refundable.

We recognized $1.1 million and $9.9 million in license and milestone revenue and $826 thousand and $2.6 million in collaboration revenue from the partnership with Genentech during the three months ended December 31, 2012 and 2011, respectively. We recognized $2.4 million and $18.2 million in license and milestone revenue and $2.1 million and $5.0 million in collaboration revenue from the partnership with Genentech during the six months ended December 31, 2012 and 2011, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of our credit facilities with Deerfield and our term loan with Comerica Bank in the following amounts (dollars in thousands):

	December 31,	June 30,
	2012	2012

Deerfield credit facilities	$92,562	$92,562
Comerica term loan	14,700	14,700
Total long-term debt	107,262	107,262
Less: Unamortized discount on Deerfield credit facilities	(12,845)	(15,006)
Long-term debt, net	94,417	92,256
Less: Current portion	—	(150)
	$94,417	$92,106

Deerfield Credit Facilities

As of both December 31, 2012 and June 30, 2012, we had $92.6 million in principal outstanding under the Deerfield credit facilities.

Interest and principal may be repaid at our option at any time with cash or shares of our common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. We are required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts we receive under new licensing, partnering and other similar arrangements up to the full value of the principal and accrued interest outstanding.  We received a $28 million up-front payment from a qualifying new partnership with Genentech in September 2011. As a result in October 2011, we paid $4.2 million to Deerfield which was applied against the principal balance.

Under the terms of the Facility Agreements, a principal payment of $20 million plus accrued interest is due to Deerfield on June 30, 2016. Payment of all other outstanding principal and accrued interest is due to Deerfield on June 30, 2015. If our total cash, cash equivalents and marketable securities at the end of a fiscal quarter falls below $20 million, or another specified event of default under the Facility Agreements occurs, all amounts outstanding under the credit facilities become immediately due and payable.

Embedded Derivatives

The credit facilities contain two embedded derivatives: (1) a variable interest rate structure that is based on our available cash, cash equivalents and marketable securities; and (2) Deerfield’s right to accelerate the loan upon certain non-qualifying changes of control of Array, which is considered a significant transaction contingent put option. We refer to these embedded derivatives collectively as the “embedded derivatives.”

The forecasts used by management in determining the estimated fair value of the embedded derivatives are inherently subjective and may not reflect actual results, although management believes the assumptions upon which they are based are reasonable. Management will continue to assess the assumptions used in its determination of the fair value of the embedded derivatives. Future changes affecting these assumptions could materially affect the estimated fair value of the embedded derivatives resulting in a corresponding adjustment to the reported results of operations in future periods. For example, the combined value of the embedded derivatives as of December 31, 2012 of $479 thousand is largely based on the assumption that our ending monthly balance of total cash and marketable securities could fall to between $40 million and $50 million nine times during the remaining 42 months of the facility. The table below summarizes the potential impact of the use of two other assumptions relating to the periods during which our total cash and marketable securities balances are at the levels shown in the table compared to the assumptions used by management as of December 31, 2012, and the resulting estimated increases to the value of the embedded derivatives in the accompanying Condensed Balance Sheet and interest expense in the Condensed Statement of Operations and Comprehensive Loss that would have been reported in the current quarter if the assumptions reflected in the alternate scenario had been used (dollars in thousands):

Cash Balance	Actual assumption used	Scenario 1	Scenario 2
	Assumed Number of Months
$50 million or greater	33	28	23
Between $40 million and $50 million	9	12	12
Between $30 million and $40 million	—	2	7
Less than $30 million	—	—	—

Effective interest rate	7.7%	8.0%	8.5%
Fair value of embedded derivatives	$479	$990	$1,918
Additional interest expense that would be charged in the quarter	$—	$511	$1,439

Fair Value of the Debt

We estimate the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black Derman Toy interest rate model that incorporates the estimates discussed above for the embedded derivatives. The fair value of the debt was determined to be $87.2 million and $73.4 million at December 31, 2012 and June 30, 2012, respectively. The estimated fair value of the Deerfield debt was classified using the Level III, significant unobservable, inputs discussed above.

Summary of Interest Expense

Interest expense for the Deerfield credit facilities follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Simple interest	$1,609	$1,586	$3,218	$3,274
Amortization of the transaction fees	59	60	119	123
Amortization of the debt discounts	1,090	890	2,161	1,959
Change in fair value of the embedded derivatives	(48)	208	(177)	193
Loss on early principal payment of debt	—	942	—	942
Total interest expense on the Deerfield credit facilities	$2,710	$3,686	$5,321	$6,491

Comerica Term Loan

As of December 31, 2012, the term loan with Comerica Bank had an interest rate of 3.25% per annum. The following table shows actual interest paid and amortization of loan transaction fees that were charged to interest expense (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Simple interest	$123	$123	$244	$247
Amortization of the transaction fees	27	27	54	54
Total interest expense on Comerica loan	$150	$150	$298	$301

In December 2012, the Loan and Security Agreement with Comerica was amended to extend the maturity date of the term loan by 12 months to October 2014 and the maturity date of the revolving line of credit to June 2014. Pursuant to the terms of the agreement, a principal payment of $14.7 million is due to Comerica at maturity in October 2014.

The estimated fair value of the term loan of $14.7 million was determined using a discounted cash flow model as of December 31, 2012 and June 30, 2012. The estimated fair value of the Comerica loan was classified using Level II, observable inputs other than quoted prices in active markets.

Commitment Schedule

Array is required to make principal payments under the Deerfield credit facilities and the Comerica term loan as follows (dollars in thousands):

For the twelve months ended December 31,
2013	$—
2014	14,700
2015	72,562
2016	20,000
2017	—
$107,262

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the Condensed Statements of Operations and Comprehensive Loss based on the fair value of the award on the grant date. Share-based compensation arrangements include stock option grants under the Array BioPharma Amended and Restated Stock Option and Incentive Plan and the ability to purchase common stock at a discount under the Employee Stock Purchase Plan, or ESPP. The fair value of all stock options granted by Array and shares issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. We recognize share-based compensation expense on a straight-line basis over the vesting term of stock option grants and report it as either cost of revenue, research and development for proprietary programs or general and administrative, as appropriate. See Note 13 – Employee Compensation Plans to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for more information about the assumptions we used under this valuation methodology. During the six months ended December 31, 2012, we did not make any material changes to these assumptions.

The table below shows options issued to purchase additional shares and compensation expense for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Shares of stock authorized to be issued under new options	159,600	121,000	421,800	271,600
Stock option compensation expense	$693	$508	$1,357	$1,051
ESPP compensation expense	$74	$80	$205	$104

As of December 31, 2012, there was $4.3 million of unrecognized compensation expense, including the impact of expected forfeitures, for unvested share-based compensation awards granted under our equity plans, which we expect to recognize over a weighted-average period of 2.8 years.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

On August 31, 2012, the Board of Directors approved an amendment, subject to stockholder approval, to our Amended and Restated Certificate of Incorporation increasing the number of shares of Common Stock we are authorized to issue from 120 million to 220 million shares. On October 24, 2012, our stockholders approved this amendment at the annual stockholders meeting. The amendment was filed with the secretary of the State of Delaware and became effective on October 25, 2012.

During the second quarter of fiscal 2013, we sold 20.7 million shares of our common stock in an offering to the public pursuant to an effective registration statement on Form S-3 at a price to the public of $3.65 per share. We received net proceeds from the sale of the shares, after underwriting discounts and commissions and related offering expenses, of approximately $70.9 million. We intend to use the net proceeds from this offering to fund research and development efforts, including clinical trials for our proprietary candidates, and for general corporate purposes.

Preferred Stock

On May 3, 2011, we issued and sold to Deerfield 10,135 shares of our series B convertible preferred stock, for an aggregate purchase price of $30 million, pursuant to the terms of a Securities Purchase Agreement as discussed in Note 8 – Long-Term Debt in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 16, 2012. Each share of series B convertible preferred stock was convertible into 1,000 shares of common stock at the election of Deerfield. During fiscal 2012, Deerfield converted 7,414.188 shares of series B convertible preferred stock into 7,414,188 shares of common stock. As of June 30, 2012, there were 2,720.812 shares of series B convertible preferred stock outstanding. During the quarter ended September 30, 2012, Deerfield converted its remaining 2,720.812 shares of series B convertible preferred stock into 2,720,812 shares of common stock. The conversions were non-cash transactions effected pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the series B convertible preferred stock. As of December 31, 2012, there were no outstanding shares of preferred stock.

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

We had $2.6 million and $4.4 million accrued for our annual performance bonus program as of December 31, 2012 and June 30, 2012, respectively.

On October 4, 2012, we paid bonuses to approximately 250 eligible employees having an aggregate value of $4.3 million under the fiscal 2012 Performance Bonus Program by issuing a total of 493,413 shares of our common stock and a payment of cash to satisfy related withholding taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress and success of drug discovery activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing partnership or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A of the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 we filed with the Securities and Exchange Commission on August 16, 2012, under the heading “Risk Factors” in Item 1A under Part II of this Quarterly Report, and in other reports we file with the Securities and Exchange Commission. All forward-looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report. The terms “we,” “us,” “our” and similar terms refer to Array BioPharma Inc.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. During 2013, we expect to make substantial progress in generating data to inform registration study decisions for our wholly-owned hematology programs, ARRY-520 and ARRY-614. Array-invented MEK162 will be tested in a Phase 3 trial in NRAS melanoma which is scheduled to start in April 2013, as well as BRAF mutant melanoma later in 2013 (with Novartis). Also, AstraZeneca recently announced a potential start of a Phase 3 trial with Array-invented selumetinib in non-small cell lung cancer during the second half of 2013.

Our most advanced wholly-owned clinical stage drugs include:

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

In addition, we have 10 partner-funded clinical programs:

Drug Candidate	Indication	Partner	Clinical Status
1. Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2
2. MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 2
3. Danoprevir	Hepatitis C virus protease inhibitor	InterMune (now owned by Roche Holding AG)	Phase 2
4. AMG 151	Glucokinase activator for Type 2 diabetes	Amgen Inc.	Phase 2
5. ARRY-543/ASLAN001	HER2/EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
6. GDC-0068	AKT inhibitor for cancer	Genentech Inc.	Phase 2
7. LY2603618	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8. GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech Inc.	Phase 1b
9. ARRY-382	cFMS inhibitor for cancer	Celgene Corporation	Phase 1
10. VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2

We also have a portfolio of proprietary and partnered drug discovery programs generated by our internal discovery efforts. Our internal drug discovery programs include inhibitors that target Trk receptors for the treatment of pain and G-protein coupled receptor 119 for the treatment of diabetes. We may choose to out-license select promising candidates through research partnerships.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly-disclosed.

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

•
Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008 and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer, which is currently in a Phase 2 trial.

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

We have built our clinical development and drug discovery programs through spending $548.3 million from our inception in 1998 through December 31, 2012. During the first half of fiscal 2013, we spent $27.5 million in research and development expenses for proprietary programs. In fiscal 2012, we spent $56.7 million in research and development expenses for proprietary programs, compared to $63.5 million and $72.5 million for fiscal years 2011 and 2010, respectively.

We have received a total of $587.6 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through December 31, 2012, including $133 million in initial payments from our strategic agreements with Amgen, Genentech and Novartis that we entered into over the past three years. With our other existing partnered programs, Array is entitled to receive a total of over $3 billion in additional potential milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from 10 drug research and development programs.

Fiscal Periods
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2013 refers to the fiscal year ending June 30, 2013, and the second or current quarter refers to the quarter ended December 31, 2012.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into partnerships directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals.

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

Additional information related to the concentration of revenue among our partners is reported in Note 2 – Segments, Geographic Information and Significant Partnerships to the financial statements included elsewhere in this Quarterly Report.

All of our partnership and collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

Revenue Recognition

We recognize revenue based on four criteria, each of which must be met in order to recognize revenue for the performance of services or the shipment of products. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) products are delivered or as services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured.

We follow ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from the recognition of revenue under partnership and collaboration arrangements entered into prior to this date.

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

We recognize revenue from non-refundable up-front payments and license fees on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence, or likelihood of achievement of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term. For agreements entered into on or after this date, the performance period is measured as the time between the execution date and the completion of the inseparable technology transfer, which is typically a shorter period, generally up to six months.

We defer the up-front payments and record them as deferred revenue upon receipt, pending recognition. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying Condensed Balance Sheets, depending on the period during which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort. We record milestone payments as deferred revenue upon receipt until recognized.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments, license fees and milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable up-front payments, and license fees and milestone payments in the event of early termination of programs. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt to the financial statements in this Quarterly Report on Form 10-Q and in Note 8 – Long-Term Debt to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC on August 16, 2012. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and review all amendments to determine if the changes require accounting for the amendment as a modification of the debt, or as an extinguishment and issuance of new debt.

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
Results of Operations

License and Milestone Revenue

License and milestone revenue is combined and consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended December 31,		Change 2012 vs. 2011		Six Months Ended December 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

License revenue	$9,740	$16,814	$(7,074)	(42)%	$19,073	$30,896	$(11,823)	(38)%
Milestone revenue	4,276	2,381	1,895	80%	7,419	6,761	658	10%
Total license and milestone revenue	$14,016	$19,195	$(5,179)	(27)%	$26,492	$37,657	$(11,165)	(30)%

License revenue decreased during the three and six month periods ended December 31, 2012, compared to the same periods in the prior year primarily because the majority of the revenue under our Chk-1 license agreement with Genentech was recognized during fiscal 2012 and we had no comparable new revenue in fiscal 2013. The decrease was slightly offset by additional revenue recognized during fiscal 2013 from the Celgene up-front payment for which recognition was suspended during part of the prior year as discussed under Note 4 – Deferred Revenue - Celgene.

Milestone revenue increased during the three and six month periods ended December 31, 2012, compared to the same periods in the prior year. The increase was primarily due to the recognition of a $1.5 million milestone payment received from VentiRx during the current quarter, as well as revenue recognized under the previously deferred portion of the $8.5 million milestone payment received from Amgen during the fourth quarter of fiscal 2012 for which we did not have corresponding revenue in the first half of the prior year. Largely offsetting the increases during the six-month period was reduced milestone revenue under our collaboration with Genentech from which we recognized $3.0 million in the first half of fiscal 2012 compared to $250 thousand in the first half of fiscal 2013.

Collaboration Revenue

Collaboration revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which include development of proprietary drug candidates we out-license, as well as screening, lead generation and lead optimization research, custom synthesis and process research and, to a small degree, the development and sale of chemical compounds.

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended December 31,		Change 2012 vs. 2011		Six Months Ended December 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Collaboration revenue	$4,361	$4,033	$328	8%	$7,718	$7,701	$17	—%

Collaboration revenue increased during the three and six month periods ended December 31, 2012, compared to the prior year due to our new collaborations with DNA BioPharma and Clovis Oncology, as well as the additional funded research under our collaboration with Celgene. Largely offsetting the increases were reduced revenues under our collaboration with Genentech and the completion of our funded discovery research under our collaboration with Amgen.

Cost of Revenue

Cost of revenue represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our collaborators and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other partnership-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

Below is a summary of our cost of revenue (dollars in thousands):

	Three Months Ended December 31,		Change 2012 vs. 2011		Six Months Ended December 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Cost of revenue	$7,909	$6,266	$1,643	26%	$14,448	$12,711	$1,737	14%
Cost of revenue as a percentage of total revenue	43%	27%			42%	28%

Cost of revenue increased during the three and six month periods ended December 31, 2012, compared to the same periods in the prior year due to our new collaborations with DNA BioPharma and Clovis Oncology, our extended collaboration with Celgene, as well as increasing costs to advance our MEK inhibitor through clinical trials under our co-development arrangement with Novartis. Partially offsetting the increases were reduced costs under our collaboration with Genentech for which we had fewer scientists engaged than in fiscal 2012.

Cost of revenue as a percentage of total revenue for the three and six months ended December 31, 2012, increased primarily because of decreased license and milestone revenue recognized during the period.

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

Below is a summary of our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change 2012 vs. 2011		Six Months Ended December 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Salaries, benefits and share-based compensation	$5,215	$5,435	$(220)	(4)%	$10,695	$10,598	$97	1%
Outsourced services and consulting	5,050	3,796	1,254	33%	9,194	7,311	1,883	26%
Laboratory supplies	1,599	1,559	40	3%	3,286	3,122	164	5%
Facilities and depreciation	1,704	2,015	(311)	(15)%	3,541	4,012	(471)	(12)%
Other	373	345	28	8%	759	705	54	8%
	$13,941	$13,150	$791	6%	$27,475	$25,748	$1,727	7%

Research and development expenses for proprietary programs increased slightly during the three and six months ended December 31, 2012, compared to the same periods during the prior year. The increased costs primarily resulted from advancing our wholly-owned programs through more advanced stages of clinical trials. Partially offsetting the increases for clinical trials were decreased costs for earlier stage clinical programs and discovery research.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of revenue or research and development expenses for proprietary programs and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended December 31,		Change 2012 vs. 2011		Six Months Ended December 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	2012	2011

General and administrative	$4,610	$3,782	$828	22%	$9,390	$7,502	$1,888	25%

General and administrative expenses increased during the three and six months ended December 31, 2012, compared to the same periods in the prior year. The increase was primarily related to compensation, benefits, and costs to recruit certain leadership positions to help execute our strategic objectives. We also incurred approximately $450 thousand in additional costs during the current fiscal year to obtain and prosecute our patents.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended December 31,		Change 2012 vs. 2011		Six Months Ended December 31,		Change 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Interest income	$12	$3	$9	300%	$24	$9	$15	167%
Interest expense	(2,860)	(3,836)	976	25%	(5,619)	(6,792)	1,173	17%
Total other expenses, net	$(2,848)	$(3,833)	$985	26%	$(5,595)	$(6,783)	$1,188	18%

Below is a summary of the components of interest expense under our credit facilities with Deerfield and our term loan with Comerica Bank (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Credit Facilities:
Simple interest	$1,609	$1,586	$3,218	$3,274
Amortization of the transaction fees	59	60	119	123
Amortization of the debt discounts	1,090	890	2,161	1,959
Change in fair value of the embedded derivatives	(48)	208	(177)	193
Loss on early principal payment of debt	—	942	—	942
Total interest expense on the Deerfield credit facilities	2,710	3,686	5,321	6,491

Term Loan:
Simple interest and amortization of transaction fees	150	150	298	301
Total interest expense on Comerica loan	150	150	298	301
Total interest expense	$2,860	$3,836	$5,619	$6,792

Interest expense was lower in the first half of fiscal 2013 compared with the same period in fiscal 2012 primarily due to the recognition of a $942 thousand loss on the early principal payment of debt in the prior year from the prepayment of $4.2 million to Deerfield in October 2011. Additionally, we recorded $48 thousand and $177 thousand reductions to interest expense during the three and six months ended December 31, 2012, respectively, compared to additional expense of $208 thousand and $193 thousand, respectively, in the same periods of the prior year to adjust the fair market value of our embedded derivatives under the Deerfield credit facilities as discussed in Note 5 – Long-term debt - Embedded Derivatives. Interest income was higher in the first half of fiscal 2013 compared to the same period in the fiscal 2012 primarily due to interest earned on larger cash and investment balances.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2012, we had an accumulated deficit of $593.4 million. We had net losses of $10.9 million and $22.7 million for the three and six months ended December 31, 2012, respectively, and $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
During the first six months of fiscal 2013, our net cash used in operations was $50.8 million. We have historically funded our operations from up-front fees and license and milestone payments received under partnerships, from the issuance and sale of equity securities, and through debt provided by our credit facilities. For example, we received net proceeds of approximately $127.0 million during calendar 2012 from underwritten public offerings of our common stock, after underwriting discounts, commissions and related offering expenses and have received approximately $175.8 million from up-front, license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen Inc. under a Collaboration and License Agreement.

•	In May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In December 2010, we received a $10 million milestone payment under a License Agreement with Celgene Corporation.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis Pharmaceutical International Ltd.

•	In September 2011, we received a $28 million up-front payment under a License Agreement with Genentech, Inc.

•	In June 2012, we received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.
During the second quarter of fiscal 2013, we began paying our percentage share of the combined development costs incurred since inception under the MEK162 program licensed to Novartis, as discussed in Note 4 – Deferred Revenue – Novartis International Pharmaceutical Ltd., resulting in a $9.2 million payment to Novartis during the quarter. We have reported a $4.0 million payable in the accompanying Condensed Balance Sheets as co-development liability for this obligation as of December 31, 2012. We anticipate paying Novartis a comparable payment during the first half of fiscal 2014.

Management believes that the cash, cash equivalents and marketable securities as of December 31, 2012 will enable us to continue to fund operations in the normal course of business, including receipt of potential up-front and milestone payments, for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for additional up-front fees or milestone payments, or we may not earn milestone payments under such partnerships, when anticipated or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control and include the following:

•
The drug development process is risky and highly uncertain and we may not be successful in generating proof-of-concept data to create partnering opportunities and, even if we are successful, we or our partners may not be successful in commercializing drug candidates we create;

•	We may fail to select the best drug from our wholly-owned pipeline to advance and invest in registration, or Phase 3 studies;

•
Our partners have substantial control and discretion over the timing and continued development and marketing of drug candidates we create and, therefore, we may not receive milestone, royalty or other payments when anticipated or at all;

•	The drug candidates we or our partners develop may not obtain regulatory approval;

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

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors, including:

•
Our ability to enter into agreements to out-license, co-develop or commercialize our proprietary drug candidates and the timing of payments under those agreements throughout each candidate's development stage;

•	The number and scope of our research and development programs;

•	The progress and success of our preclinical and clinical development activities;

•	The progress and success of the development efforts of our partners;

•	Our ability to maintain current collaboration and partnership agreements;

•	The costs involved in enforcing patent claims and other intellectual property rights;

•	The costs and timing of regulatory approvals; and/or

•
The expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, general economic and market conditions and the extent to which we acquire or invest in other businesses, products and technologies.

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and in the future could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, the entire outstanding debt balance of $14.7 million with Comerica and $92.6 million with Deerfield becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million and $20 million, respectively, at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash and cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly-liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities as of December 31, 2012 are primarily securities held under our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (dollars in thousands):

	December 31, 2012	June 30, 2012	$ Change

Cash and cash equivalents	$59,565	$55,799	$3,766
Marketable securities - short-term	49,616	33,378	16,238
Marketable securities - long-term	664	473	191
Total	$109,845	$89,650	$20,195

Cash Flow Activities

Below is a summary of our cash flows (dollars in thousands):

	Six Months Ended December 31,
	2012	2011	$ Change

Cash flows provided by (used in):
Operating activities	$(50,763)	$(6,151)	$(44,612)
Investing activities	(17,836)	14,686	(32,522)
Financing activities	72,365	3,729	68,636
Total	$3,766	$12,264	$(8,498)

Net cash used in operating activities for the six months ended December 31, 2012 increased $44.6 million compared to the same period in the prior year. This was primarily due to the $28 million up-front license fee we received from Genentech in September 2011 for which we had no comparable payment in fiscal 2013 as well as the $9.2 million payment we made to Novartis in the current quarter for our share of accrued development costs incurred during the first two years of the co-development agreement.

Net cash provided by investing activities for the six months ended December 31, 2012 decreased $32.5 million over the same period in the prior year. The decrease was due to net purchases of investment balances in the current fiscal year subsequent to raising capital through the sale of our common stock during calendar 2012 versus net sales in the comparable prior period.

Net cash provided by financing activities was $72.4 million and $3.7 million in the six months ended December 31, 2012 and 2011, respectively. The $68.6 million increase between the periods is primarily attributable to $70.9 million of net proceeds in the current quarter from the underwritten public offering of 20.7 million shares of our common stock completed in December 2012.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2012 (dollars in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$87,262	$20,000	$—	$107,262
Interest on debt obligations (2) (3) (4)	6,913	10,801	750	—	18,464
Co-development liability (1)	3,970	—	—	—	3,970
Operating lease commitments (2)	8,260	16,516	4,513	—	29,289
Purchase obligations (2)	13,089	797	—	—	13,886
Total	$32,232	$115,376	$25,263	$—	$172,871

(1)	Reflected in the accompanying Condensed Balance Sheets.

(2)	These obligations are not reflected in the accompanying Condensed Balance Sheets.

(3)	Interest on the variable debt obligation under the term loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of December 31, 2012.

(4)	Interest on the interest-bearing portion of the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of December 31, 2012.

We are obligated under non-cancellable operating leases for all of our facilities and to a limited degree, equipment leases. Original lease terms for our facilities in effect as of December 31, 2012 were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations include $12.8 million for outsourced services for clinical trials and other research and development costs. The remaining $1.1 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our partnership agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2012, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point (1%) change in interest rates and security prices would impact our annual net loss positively or negatively by approximately $1.1 million based on the current balance of $109.8 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of December 31, 2012, we had $107.3 million of debt outstanding, exclusive of the debt discount of $12.8 million. The term loan with Comerica Bank of $14.7 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of December 31, 2012 would result in a change in our annual interest expense of $147 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of December 31, 2012 would result in a change in our annual interest expense of $858 thousand.

Historically and as of December 31, 2012, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in other reports we file with the Securities and Exchange Commission. There have been no changes to the risk factors described in our Annual Report on Form 10-K during the second quarter of fiscal 2013 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1(1)	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.
10.1(2)	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan
10.2	Third Amendment to Drug Discovery and Development Agreement dated November 29, 2012 between the registrant and Celgene Corporation*
10.3	Eighth Amendment to Loan and Security Agreement dated December 28, 2012 between the registrant and Comerica Bank
10.4	Amendment dated December 28, 2012 to Facility Agreements between the registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1) Incorporated by reference from the Current Report on Form 8-K (File No. 001-16633) filed by the registrant on October 29, 2012.
(2) Incorporated by reference from the Definitive Proxy Statement filed by the registrant on September 14, 2012 in connection with its 2012 Annual Meeting of Stockholders.
* Confidential treatment of redacted portions has been applied for.
** Furnished electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 6th day of February 2013.

ARRAY BIOPHARMA INC.

By:	/s/ Ron Squarer
Ron Squarer
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)