Form 10-Q
period 2013-03-31
ARRAY BIOPHARMA INC
filed 2013-05-07
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the registrant had 116,776,037 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	March 31,	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$43,998	$55,799
Marketable securities	42,583	33,378
Prepaid expenses and other current assets	7,583	3,930
Total current assets	94,164	93,107

Long-term assets
Marketable securities	466	473
Property and equipment, net	10,720	12,059
Other long-term assets	2,081	2,434
Total long-term assets	13,267	14,966
Total assets	$107,431	$108,073

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$7,506	$6,466
Accrued outsourcing costs	5,060	5,394
Accrued compensation and benefits	7,673	7,530
Other accrued expenses	1,434	1,390
Co-development liability	6,994	9,178
Deferred rent	3,606	3,489
Deferred revenue	21,865	42,339
Current portion of long-term debt	—	150
Total current liabilities	54,138	75,936

Long-term liabilities
Deferred rent	8,747	11,480
Deferred revenue	725	13,228
Long-term debt, net	95,349	92,106
Derivative liabilities	421	656
Other long-term liabilities	466	473
Total long-term liabilities	105,708	117,943
Total liabilities	159,846	193,879

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,135 shares designated as Series B convertible preferred stock; 0 and 2,721 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	—	8,054
Common stock, $0.001 par value; 220,000,000 and 120,000,000 shares authorized; 116,688,159 and 92,063,645 shares issued and outstanding, as of March 31, 2013 and June 30, 2012, respectively	117	92
Additional paid-in capital	523,109	437,401
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	2	(1)
Accumulated deficit	(615,028)	(570,737)
Total stockholders' deficit	(52,415)	(85,806)
Total liabilities and stockholders' deficit	$107,431	$108,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue
License and milestone revenue	$6,848	$15,970	$33,340	$53,627
Collaboration revenue	3,107	3,143	10,825	10,844
Total revenue	9,955	19,113	44,165	64,471

Operating expenses
Cost of revenue	8,624	5,291	23,072	18,002
Research and development for proprietary programs	15,105	16,094	42,580	41,842
General and administrative	5,001	3,226	14,390	10,728
Total operating expenses	28,730	24,611	80,042	70,572

Loss from operations	(18,775)	(5,498)	(35,877)	(6,101)

Other income (expense)
Interest income	18	8	42	17
Interest expense	(2,837)	(2,678)	(8,456)	(9,470)
Total other expenses, net	(2,819)	(2,670)	(8,414)	(9,453)

Net loss	$(21,594)	$(8,168)	$(44,291)	$(15,554)

Change in unrealized gains and losses on marketable securities	—	1	3	(4)

Comprehensive loss	$(21,594)	$(8,167)	$(44,288)	$(15,558)

Weighted average shares outstanding – basic and diluted	116,665	74,817	104,806	63,909

Net loss per share – basic and diluted	$(0.19)	$(0.11)	$(0.42)	$(0.24)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Deficit
(In Thousands)
(Unaudited)

					Additional paid-in capital	Warrants	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Preferred stock		Common stock
	Shares	Amounts	Shares	Amounts
Balance as of July 1, 2012	3	$8,054	92,064	$92	$437,401	$39,385	$(1)	$(570,737)	$(85,806)
Issuance of common stock under stock option and employee stock purchase plans	—	—	710	1	1,538	—	—	—	1,539
Share-based compensation expense	—	—	—	—	2,385	—	—	—	2,385
Issuance of common stock for cash, net of offering costs	—	—	20,700	21	70,877	—	—	—	70,898
Conversion of preferred stock to common	(3)	(8,054)	2,721	3	8,051	—	—	—	—
Payment of employee bonus with stock	—	—	493	—	2,857	—	—	—	2,857
Change in unrealized gain on marketable securities	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(44,291)	(44,291)
Balance as of March 31, 2013	—	$—	116,688	$117	$523,109	$39,385	$2	$(615,028)	$(52,415)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(44,291)	$(15,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,350	3,865
Non-cash interest expense	3,266	3,277
Loss on prepayment of long-term debt	—	942
Share-based compensation expense	2,385	1,632
Payment of employee bonus with stock	2,857	1,969
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,558)	1,404
Accounts payable	1,085	133
Accrued outsourcing costs	(334)	550
Accrued compensation and benefits	143	(770)
Co-development liability	(2,184)	3,824
Deferred rent	(2,616)	(2,498)
Deferred revenue	(32,977)	(21,329)
Other liabilities and accrued expenses	(110)	(1,013)
Net cash used in operating activities	(72,984)	(23,568)

Cash flows from investing activities
Purchases of property and equipment	(2,011)	(1,098)
Purchases of marketable securities	(73,447)	(41,182)
Proceeds from sales and maturities of marketable securities	64,354	20,931
Net cash used in investing activities	(11,104)	(21,349)

Cash flows from financing activities
Proceeds from exercise of stock options and shares issued under stock option and employee stock purchase plans	1,539	896
Proceeds from the issuance of common stock for cash	75,555	67,144
Payment of offering costs	(4,657)	(3,997)
Payment of principal of long-term debt	(150)	(4,200)
Net cash provided by financing activities	72,287	59,843

Net (decrease) increase in cash and cash equivalents	(11,801)	14,926
Cash and cash equivalents as of beginning of period	55,799	48,099
Cash and cash equivalents as of end of period	$43,998	$63,025

Supplemental disclosure of cash flow information
Cash paid for interest	$5,189	$5,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Financial Statements

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Array is evolving into a late-stage development company and currently expects significant progress toward generating data to support our upcoming Phase 3 / pivotal trial decisions. Novartis International Pharmaceutical Ltd. ("Novartis") expects to begin Phase 3 trials evaluating Array-invented MEK162 in NRAS-mutant melanoma and in BRAF-mutant melanoma in 2013. In addition, Array will begin a Phase 3 trial evaluating MEK162 in low-grade serous ovarian cancer under the license agreement with Novartis in 2013. AstraZeneca AB ("AstraZeneca") expects to begin Phase 3 or pivotal registration trials with selumetinib (an Array-invented drug) in non-small cell lung cancer and thyroid cancer during the second half of 2013. Three other Array-invented drugs are also approaching Phase 3 or pivotal trial decisions, which are expected by the end of 2013. These include Array's wholly-owned drugs, ARRY-520 and ARRY-614, and one partnered program, danoprevir with InterMune/Roche Holding AG.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally-accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited condensed financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC, from which we derived our condensed balance sheet data as of June 30, 2012.

For the nine months ended March 31, 2012, we reclassified the activity in our co-development liability under the Novartis agreement, as further described under Note 4 - Deferred Revenue - Novartis International Pharmaceutical Ltd., from other liabilities and accrued expenses to co-development liability in our condensed statements of cash flows to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. Although management bases these estimates on historical data and various other factors believed to be reasonable under the circumstances, actual results could differ significantly from these estimates under different assumptions or conditions.

We believe our financial statements are most significantly impacted by the following accounting estimates: (i) estimating the stand-alone value of deliverables for purposes of determining revenue recognized under partnerships and collaborations involving multiple elements; (ii) estimating the periods over which up-front and milestone payments from partnership and collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) estimating the fair value of our long-term debt and the associated embedded derivatives.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2013, we had an accumulated deficit of $615.0 million. We had net losses of $21.6 million and $44.3 million for the three and nine months ended March 31, 2013, respectively, and net losses of $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

For the nine months ended March 31, 2013, our net cash used in operations was $73.0 million. We have historically funded our operations from up-front fees and license and milestone payments received under our partnerships, the sale and issuance of equity securities, and debt provided by our credit facilities. For example, we received net proceeds of approximately $127.0 million during calendar year 2012 from underwritten public offerings of our common stock, after underwriting discounts, commissions and related offering expenses, and we have received $175.8 million from up-front fees and license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen Inc. ("Amgen") under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a License Agreement with Celgene Corporation ("Celgene").

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a License Agreement with Genentech, Inc. ("Genentech").

•	In June 2012, we received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During the second quarter of fiscal 2013, we began paying our share of the combined development costs incurred since inception under the MEK162 program licensed to Novartis, as discussed in Note 4 – Deferred Revenue – Novartis International Pharmaceutical Ltd., resulting in a $9.2 million payment to Novartis during the quarter. We have reported a $7.0 million payable in the accompanying condensed balance sheets as co-development liability for this obligation as of March 31, 2013. We anticipate making a payment to Novartis during the first half of fiscal 2014 comparable to the payment made during fiscal 2013.

Management believes that our cash, cash equivalents and marketable securities as of March 31, 2013, and the anticipated receipt of up-front and milestone payments under existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

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

•
If regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty or product revenue from the commercialization of these drugs; and

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

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, the entire outstanding debt balance of $14.6 million with Comerica Bank ("Comerica") and $92.6 million with Deerfield Private Design Fund, L.P. and certain of its affiliates (collectively referred to as "Deerfield"), plus any related unpaid variable interest, becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million and $20 million, respectively, at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash, cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Revenue Recognition

We recognize revenue for the performance of services or the shipment of products when each of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

We follow Accounting Standards Codification ("ASC") 605-25, Revenue Recognition – Multiple-Element Arrangements to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from the recognition of revenue under partnership and collaboration arrangements entered into prior to this date.

We evaluate the deliverables under our multiple-element arrangements to determine if they meet the separation criteria in ASC 605-25 and have stand-alone value. We allocate revenue to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables, otherwise known as the relative selling price method. The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable. We treat deliverables in an arrangement that do not meet the separation criteria as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.

We recognize revenue from non-refundable up-front payments and license fees in license and milestone revenue on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence or likelihood of achievement of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term. For agreements entered into on or after this date, the performance period is measured as the time between the execution date and the completion of the inseparable technology transfer, which is typically a shorter period, generally less than six months.

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

Cost of Revenue and Research and Development Expenses for Proprietary Programs

Where our collaboration agreements provide for us to conduct research and development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of our research and development costs to cost of revenue based on the percentage of total programs under the agreement that we conclude is likely to continue to be funded by the partner. The remaining costs are recorded in research and development expenses for proprietary programs. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a collaborator would continue to fund the same percentage of programs, we will adjust the future allocation accordingly. See Note 4 – Deferred Revenue, for further information about our partnerships.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. We adopted this disclosure standard in the first quarter of fiscal 2013 and it did not have a material impact on our results of operations.

NOTE 2 – SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT PARTNERSHIPS

Segments

We operate in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of our equipment, leasehold improvements and other fixed assets are physically located within the U.S., and all of our partnership and collaboration agreements are denominated in U.S. dollars.

Significant Partnerships

The following significant partnerships contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Amgen Inc.	—%	25.8%	25.2%	26.3%
Novartis International Pharmaceutical Ltd.	34.5%	18.0%	23.5%	16.0%
Celgene Corporation	32.3%	8.9%	21.5%	6.9%
Genentech, Inc.	13.7%	45.7%	13.3%	49.5%
	80.5%	98.4%	83.5%	98.7%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2013.

Geographic Information

The following table details revenue from partnerships by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

North America	$6,495	$15,650	$33,623	$53,697
Europe	3,460	3,463	10,539	10,531
Asia Pacific	—	—	3	243
	$9,955	$19,113	$44,165	$64,471

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$42,251	$2	$—	$42,253
Mutual fund securities	330	—	—	330
Sub-total	42,581	2	—	42,583

Long-term available-for-sale securities:
Mutual fund securities	466	—	—	466
Sub-total	466	—	—	466

Total	$43,047	$2	$—	$43,049

Marketable securities consisted of the following as of June 30, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$33,129	$—	$(1)	$33,128
Mutual fund securities	250	—	—	250
Sub-total	33,379	—	(1)	33,378

Long-term available-for-sale securities:
Mutual fund securities	473	—	—	473
Sub-total	473	—	—	473

Total	$33,852	$—	$(1)	$33,851

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	March 31,	June 30,
	2013	2012

Quoted prices in active markets for identical assets (Level 1)	$43,049	$33,851
Observable inputs other than quoted prices in active markets (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
	$43,049	$33,851

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of March 31, 2013 was as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$42,581	$42,583
Due in one year to five years	466	466
	$43,047	$43,049

NOTE 4 – DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012

Amgen Inc.	$—	$11,129
Celgene Corporation	4,829	11,340
DNA BioPharma, Inc.	—	500
Genentech, Inc.	3,286	7,810
Novartis International Pharmaceutical Ltd.	14,475	24,788
Total deferred revenue	22,590	55,567
Less: Current portion	(21,865)	(42,339)
Deferred revenue, long-term portion	$725	$13,228

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

We completed our remaining obligations under the agreement as of December 31, 2012 and, as such, all previously deferred revenue for upfront fees and milestone payments was fully recognized prior to the current quarter. The up-front fee was recognized on a straight-line basis over the resulting three-year period of the agreement. We recognized license revenue of $0 and $4.9 million during the three months ended March 31, 2013 and 2012, respectively, and $9.8 million and $14.8 million during the nine months ended March 31, 2013 and 2012, respectively. We recognized milestone revenue of $1.3 million during the nine months ended March 31, 2013, none of which was recognized during the current quarter. There was no corresponding milestone revenue during the prior year periods presented herein.

Amgen also paid us for research on second generation compounds based on the number of full-time-equivalent scientists who worked on the discovery program, which we recorded as collaboration revenue along with reimbursed development expenses. We substantially completed the funded discovery research under the agreement in the second quarter of fiscal 2012, resulting in the recognition of $2.2 million of collaboration revenue during the first half of fiscal 2012.

We do not expect to be paid additional amounts or to recognize additional revenue for research or the up-front fee because we completed the required deliverables under this agreement and the up-front fee has been fully recognized.

Either party may terminate the agreement in the event of a material breach of a material obligation under the agreement by the other party upon 90 days' prior notice. Amgen may terminate the agreement at any time upon notice of 60 or 90 days depending on the development activities in progress at the time of such notice. The parties have also agreed to indemnify each other for certain liabilities arising under the agreement.

Novartis International Pharmaceutical Ltd.

Array and Novartis entered into a License Agreement in April 2010, which grants Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the agreement, we are responsible for completing the on-going Phase 1b expansion trial of MEK162 in patients with KRAS or BRAF-mutant colorectal cancer and for certain further development of MEK162. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment which was received in the fourth quarter of fiscal 2011. We are entitled to receive up to approximately $413 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S. as described below under Co-Development Arrangement.

We are recognizing the up-front fee and milestone payments on a straight-line basis from April 2010 through April 2014, which is our estimate for the term of performance under the agreement. During each of the three and nine months ended March 31, 2013 and 2012, we recognized $2.5 million and $7.5 million, respectively, of license revenue and $938 thousand and $2.8 million, respectively, of milestone revenue under this agreement.

The agreement will be in effect on a product-by-product and country-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the agreement in the event of an uncured material breach of a material obligation under the agreement by the other party upon 90 days' prior notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days' prior notice. Array and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by us under the agreement: negligence, willful misconduct or breach of covenants, warranties or representations made by us under the agreement.

Co-Development Arrangement

The Novartis agreement also contains co-development rights whereby we can elect to pay a share of the combined total development costs beginning in the third year of the co-development period, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. In the second quarter of fiscal 2013, we began to pay our share of the combined development costs that had accrued since inception of the program. Annually, we may opt out of paying our share of these costs. If we opt out of paying our share of the combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S.

We record a receivable in prepaid expenses and other current assets on the balance sheet for the amounts due from Novartis for the reimbursement of our development costs in excess of the annual cap. We record expense in cost of revenue on the statement of operations and comprehensive loss for our share of the combined development costs and accrue these costs on our balance sheet in co-development liability.

Our share of the combined development costs was $3.6 million and $1.4 million during the three months ended March 31, 2013 and 2012, respectively, and $7.8 million and $3.8 million during the nine months ended March 31, 2013 and 2012, respectively. We recorded co-development liabilities of $7.0 million and $9.2 million as of March 31, 2013 and June 30, 2012, respectively. We paid Novartis $9.2 million of the accrued co-development liability in the second quarter of fiscal 2013 in accordance with the terms of the agreement. We had related receivables of $2.9 million and $950 thousand as of March 31, 2013 and June 30, 2012, respectively, for the reimbursable development costs we incurred during the respective preceding three month periods in excess of the annual cap. We incurred development costs for the Array-managed studies subject to the co-development cost sharing arrangement of $2.9 million and $678 thousand during the three months ended March 31, 2013 and 2012, respectively, and $5.6 million and $1.9 million during the nine months ended March 31, 2013 and 2012, respectively.

Celgene Corporation

In September 2007, Array entered into a worldwide strategic collaboration with Celgene focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. Under the agreement, we received an up-front payment of $40 million from Celgene in part to provide research funding for activities we conducted. We are responsible for all discovery development through Phase 1 or Phase 2a. Celgene has an option to select a limited number of drugs developed under the collaboration that are directed to up to two of four mutually-selected discovery targets and will receive exclusive worldwide rights to these two drugs, except for limited co-promotional rights in the U.S. In September 2009, Celgene notified us that it was waiving its rights to one of the discovery targets under the collaboration and, during fiscal 2012, research on one additional target lapsed. Celgene's option to select one of the targets expired in April 2013, and Celgene's option to select the remaining target will expire on the earlier of the completion of a Phase 2a trial for the applicable drug or September 2014. For the remaining program, Array is entitled to receive potential milestone payments of up to $235 million if certain discovery, development and regulatory milestones are achieved, and an additional $300 million if certain commercial milestones are achieved. We are also entitled to receive royalties on net sales of any drugs. Array retains all rights to any programs for which Celgene does not exercise its option.

In June 2009, the agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid us $4.5 million in consideration for the amendment. No other terms of the agreement with Celgene were modified by the amendment. In November 2010, we earned and subsequently received a $10 million milestone payment upon securing an Investigational New Drug ("IND") application for one of the programs. The final $1.3 million of deferred revenue for this milestone was recognized during the three months ended March 31, 2013.

In January 2012, the agreement was further amended to continue drug discovery activities we were conducting on one of the existing targets. Celgene paid us $1.5 million during fiscal 2012 as compensation for the additional research. In November 2012, we entered into the third amendment to the agreement to conduct preclinical studies on one or more compounds discovered in the course of research conducted under the January 2012 amendment. We received $3.0 million during the second quarter of fiscal 2013 as partial consideration to conduct the studies, of which we recognized $1.5 million as collaboration revenue in our results of operations for the quarter ended December 31, 2012, for related services rendered through that date. We are currently recognizing the remaining deferred balance during the second half of fiscal 2013 as the remaining performance obligations are fulfilled. Under the third amendment to the agreement, we agreed to adjust the discovery milestone payable by Celgene relating to the target identified in that amendment if Celgene exercises its option to develop that target by a specified date.

Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly, we began recognizing the up-front fees received as revenue from the date of receipt through September 2014. We periodically review the expected performance periods under each of our agreements that provide for non-refundable payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. During the quarter ended September 30, 2011, we estimated that the remaining period for our discovery obligations under the agreement was likely to be only through June 2013. Therefore, in the second quarter of fiscal 2012 we began recognizing the remaining unamortized balance of the up-front payment through this shorter period on a straight-line basis. Throughout the majority of fiscal 2012, research activities associated with the up-front fee were suspended while our drug discovery activities were directed toward the additional funded research discussed above. During the first quarter of fiscal 2013, we resumed amortization of the remaining deferred balance over a period that continued through January 2014, which was our estimate for the conclusion of our discovery obligations. During the current quarter, we extended our estimate to March 2014 and adjusted our amortization accordingly. If changes in our assumptions about the expected performance period under this agreement caused us to accelerate revenue recognition for the up-front fee, it could have a material impact on the revenue reported in future periods.

We recognized $2.3 million and $943 thousand in revenue related to the up-front and milestone payments during the three months ended March 31, 2013 and 2012, respectively. We recognized $6.9 million and $3.7 million in revenue related to the up-front and milestone payments during the nine months ended March 31, 2013 and 2012, respectively. We recognized collaboration revenue of $900 thousand and $750 thousand during the three months ended March 31, 2013 and 2012, respectively, and collaboration revenue of $2.7 million and $750 thousand for the nine months ended March 31, 2013 and 2012, respectively.

We review and adjust, as appropriate, the allocation of research and development expenses under our agreement with Celgene based on the likelihood that Celgene will continue funding development of the programs for which Celgene has an option under the agreement. In the second quarter of fiscal 2011, we concluded that Celgene was likely to continue funding two of the three programs then remaining. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to cost of revenue, with the remaining 33.3% to research and development expenses for proprietary programs. This allocation of costs continued until the third quarter of fiscal 2012, when research was active on only one of the remaining programs. At that time, management concluded it was more likely than not that Celgene will continue funding that program and pay the Phase 1 milestone and we therefore began recording all costs for our Celgene programs as cost of revenue. As of March 31, 2013, we believed it was more likely than not that Celgene would continue to fund both active programs and we continued to record all of the related program costs to cost of revenue.

Celgene can terminate any drug development program for which it has not exercised its option at any time, provided that Celgene gives us prior notice. In this event, all rights to the program remain with Array and we would no longer be entitled to receive milestone payments for further development or regulatory milestones that could have been achieved had Celgene continued development of the program. Upon six months’ written notice to Array, Celgene may terminate the agreement in whole or in part with respect to individual drug development programs for which Celgene has exercised its option. In addition, either party may terminate the agreement, following certain cure periods, in the event of a breach by the other party of its obligations under the agreement.

Genentech, Inc.

In addition to our original collaboration agreement with Genentech, we entered into an additional oncology partnership for the development of each company’s small-molecule Checkpoint kinase 1 ("Chk-1") program in August 2011.  The partnered drugs include Genentech’s compound GDC-0425 and Array’s compound GDC-0575 (ARRY-575).  Under the terms of the agreement, Genentech acquired a license to Array’s compound GDC-0575 and is responsible for all research, clinical development and commercialization activities of the partnered drugs. We received an up-front payment of $28 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $685 million based on the achievement of clinical and commercial milestones under the agreements.  We will also receive up to a double-digit royalty on sales of any drugs resulting from the partnership.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the delivery of specified clinical materials for GDC-0575 for use in future clinical trials, (ii) the transfer of the license and related technology with ongoing regulatory services to assist in filing the IND application and to provide supporting data, and (iii) activities related to the achievement of a specified milestone. The agreement provides for no general right of return for any non-contingent deliverable.

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech. We completed this delivery in December 2011. The second obligation, related to the non-contingent deliverable to assist in filing the IND application, was completed as of March 31, 2012.

This agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control ("CMC") activities for additional drug product or improved processes.  This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

The determination of the stand-alone value for each non-contingent deliverable under the agreement required the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and to assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that lead to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Management also considered the likelihood of achieving the initial milestone based on our historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or GDC-0575. Taking into account these factors, we allocated a portion of the up-front payment to the first milestone. No portion of any revenue recognized is refundable.

We recognized $1.1 million and $6.7 million in license and milestone revenue and $266 thousand and $2.1 million in collaboration revenue from the partnership with Genentech during the three months ended March 31, 2013 and 2012, respectively. We recognized $3.5 million and $24.8 million in license and milestone revenue and $2.3 million and $7.1 million in collaboration revenue from the partnership with Genentech during the nine months ended March 31, 2013 and 2012, respectively. The research term under the collaboration agreement ended on January 29, 2013, therefore, no collaboration revenue has been or is expected to be recognized subsequent to that date.

Genentech may terminate the collaboration agreement in its entirety upon four months' written notice to Array, and may terminate the agreement for the oncology partnership upon 60 days' written notice to Array. Either party may terminate the collaboration agreement upon bankruptcy of the other party, or upon a material breach by the other party that is not cured within the time period specified in the agreement. Under the agreement for the oncology partnership, either party may terminate upon a material breach by the other party that is not cured within the specified time period. If Genentech terminates the oncology partnership agreement due to a material breach by Array, the license to Genentech becomes irrevocable.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of our credit facilities with Deerfield and our term loan with Comerica Bank in the following amounts (in thousands):

	March 31,	June 30,
	2013	2012

Deerfield credit facilities	$92,562	$92,562
Comerica term loan	14,550	14,700
Total long-term debt	107,112	107,262
Less: Unamortized discount on Deerfield credit facilities	(11,763)	(15,006)
Long-term debt, net	95,349	92,256
Less: Current portion	—	(150)
	$95,349	$92,106

Deerfield Credit Facilities

As of both March 31, 2013 and June 30, 2012, we had $92.6 million of debt outstanding under the Deerfield credit facilities, comprised of $85.8 million in principal, which bears interest at the applicable rate, and $6.8 million of interest that had accrued under notes issued to Deerfield under the 2008 Facility Agreement and is outstanding but does not bear interest.

Interest and principal may be repaid at our option at any time with cash or shares of our common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions. We are required, subject to certain exceptions and conditions, to make payments of principal equal to 15% of certain amounts we receive under new licensing, partnering and other similar arrangements up to the full value of the principal and accrued interest outstanding.  We received a $28 million up-front payment from a qualifying new partnership with Genentech in September 2011. As a result, in October 2011 we paid $4.2 million to Deerfield which was applied against the outstanding principal balance.

Under the terms of the Facility Agreements, we are required to pay on June 30, 2015, the outstanding principal plus accrued interest for two of the Deerfield notes, which have a current balance of $73.0 million, and we are required to pay on June 30, 2016, the outstanding principal plus accrued interest for the remaining two Deerfield notes, which have a current balance of $19.6 million. If our balance of total cash, cash equivalents and marketable securities ("cash and equivalents") at the end of a fiscal quarter falls below $20 million, or another specified event of default under the Facility Agreements occurs, all amounts outstanding under the credit facilities become immediately due and payable.

Embedded Derivatives

The credit facilities contain two embedded derivatives: a variable interest rate structure that is based on our available balance of cash and equivalents; and Deerfield’s right to accelerate the loan upon certain non-qualifying changes of control of Array, which is considered a significant transaction contingent put option. We refer to these embedded derivatives collectively as the “embedded derivatives.”

The forecasts we use to determine the estimated fair value of the embedded derivatives are inherently subjective and may not reflect actual results, although we believe the assumptions upon which they are based are reasonable. We will continue to assess the assumptions used in our determination of fair value for the embedded derivatives. Future changes affecting these assumptions could materially affect the estimated fair value of the embedded derivatives resulting in a corresponding adjustment to the reported results of operations in future periods. For example, we calculated an estimated combined fair value for the embedded derivatives of $421 thousand as of March 31, 2013, which is largely based on the assumption that our ending monthly balance of total cash and equivalents could fall between $40 million and $50 million eight times during the remaining 39 months of the facilities. The table below summarizes the potential impact of the use of two other scenarios relating to the periods during which our balance of total cash and equivalents is at the levels shown in the table compared with the assumptions we used as of March 31, 2013, and the resulting estimated increases to both the fair value of the embedded derivatives and interest expense that would have been reported in the current quarter if the assumptions reflected in the alternate scenarios had been used (dollars in thousands):

	Actual assumptions used	Scenario 1	Scenario 2

Cash and equivalents - $50 million or greater	31 months	25 months	20 months
Cash and equivalents - between $40 million and $50 million	8 months	12 months	12 months
Cash and equivalents - between $30 million and $40 million	—	2 months	7 months

Effective interest rate	7.7%	8.0%	8.5%
Estimated fair value of the embedded derivatives	$421	$970	$1,884
Additional interest expense that would be incurred in the quarter	$—	$549	$1,463

Fair Value of the Debt

We estimate the fair value of the Deerfield debt using a combination of a discounted cash flow analysis and the Black-Derman-Toy interest rate model that incorporates the estimates discussed above for the embedded derivatives. The estimated fair value of the debt was $87.4 million and $73.4 million at March 31, 2013 and June 30, 2012, respectively, and was classified using the Level III, significant unobservable inputs discussed above. An updated assumption for our current cost of capital was the primary reason for the increase in fair value between the periods.

Summary of Interest Expense

Interest expense for the Deerfield credit facilities follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Simple interest	$1,608	$1,608	$4,826	$4,883
Amortization of the transaction fees	58	58	177	181
Amortization of the debt discounts	1,082	864	3,243	2,823
Change in fair value of the embedded derivatives	(58)	(1)	(235)	192
Loss on early principal payment	—	—	—	942
Total interest expense on the Deerfield credit facilities	$2,690	$2,529	$8,011	$9,021

Comerica Bank

As of March 31, 2013, the term loan with Comerica Bank had an interest rate of 3.25% per annum. The following table shows actual interest paid and amortization of loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Simple interest	$120	$122	$364	$368
Amortization of the transaction fees	27	27	81	81
Total interest expense on the Comerica term loan	$147	$149	$445	$449

In December 2012, the Loan and Security Agreement with Comerica was amended to extend the maturity date of the term loan from October 2013 to October 2014 and the maturity date of the revolving line of credit to June 2014. Pursuant to the terms of the agreement, $14.6 million is due to Comerica at maturity in October 2014.

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million and $14.7 million as of March 31, 2013 and June 30, 2012, respectively, and was classified using Level II, observable inputs other than quoted prices in active markets.

Commitment Schedule

Array is required to make principal payments under the Deerfield credit facilities and the Comerica term loan as follows during the 12 months ended March 31 (in thousands):

Principal due
2015	$14,550
2016	73,044
2017	19,518
$107,112

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

All share-based payments to employees are recognized in the condensed statements of operations and comprehensive loss based on the fair value of the award on the grant date. Share-based compensation arrangements include stock option grants under the Array BioPharma Amended and Restated Stock Option and Incentive Plan and the ability to purchase common stock at a discount under the Employee Stock Purchase Plan ("ESPP"). The fair value of all stock options granted by Array and shares issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. See Note 13 – Employee Compensation Plans to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for more information about the assumptions we used under this valuation methodology. During the nine months ended March 31, 2013, we did not make any material changes to these assumptions.

We recognize share-based compensation expense on a straight-line basis over the vesting term of stock option grants and report it as either cost of revenue, research and development for proprietary programs or general and administrative, as appropriate. The table below shows stock options granted and share-based compensation expense for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Stock options granted	1,487,832	1,229,889	1,909,632	1,501,489
Stock option compensation expense	$704	$414	$2,061	$1,465
ESPP compensation expense	$119	$63	$324	$167

As of March 31, 2013, there was $6.1 million of unrecognized compensation expense related to unvested stock options, including estimated forfeitures, which we expect to recognize over a weighted-average period of 3.2 years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

At the annual stockholders meeting on October 24, 2012, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the number of shares of common stock we are authorized to issue from 120 million to 220 million shares. The amendment was filed with the secretary of the State of Delaware and became effective on October 25, 2012.

During the second quarter of fiscal 2013, we sold 20.7 million shares of our common stock in an offering to the public pursuant to an effective registration statement on Form S-3 at a price of $3.65 per share. We received net proceeds from the sale of the shares, after underwriting discounts and commissions and related offering expenses, of approximately $70.9 million. We intend to use the net proceeds from this offering to fund research and development efforts, including clinical trials for our proprietary candidates, and for general corporate purposes.

Preferred Stock

As of June 30, 2012, there were 2,720.812 outstanding shares of series B convertible preferred stock that had been issued and sold to Deerfield in May 2011. During the quarter ended September 30, 2012, Deerfield converted these remaining 2,720.812 shares of series B convertible preferred stock into 2,720,812 shares of common stock, after which there were no remaining shares of outstanding preferred stock. The conversions were non-cash transactions effected pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the series B convertible preferred stock.

Controlled Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we may sell up to $75 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. We are not required to sell shares under the Sales Agreement.  Any sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We will pay Cantor a commission of up to 3% of the aggregate gross proceeds we receive from any sales of our common stock under the Sales Agreement, with the exact amount to be agreed to by us at the time a placement notice is delivered, or at such other time as we and Cantor agree. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or March 27, 2016. No sales were made under the Sales Agreement during the current quarter.

NOTE 8 – EMPLOYEE BONUS

We have an annual performance bonus program for our employees in which employees may receive a bonus payable in cash or in shares of common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. The bonus is typically paid in the second quarter of the next fiscal year, and we accrue an estimate of the expected aggregate bonus in accrued compensation and benefits.

We had $4.5 million and $4.4 million accrued in the accompanying condensed balance sheets for our annual performance bonus program as of March 31, 2013 and June 30, 2012, respectively.

On October 4, 2012, we paid bonuses to approximately 250 eligible employees having an aggregate value of $4.3 million under the fiscal 2012 Performance Bonus Program by issuing a total of 493,413 shares of our common stock and a payment of cash to satisfy related withholding taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our collaborators, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing partnership or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A. under Part II of this Quarterly Report and under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and in other reports we file with the SEC. All forward-looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Overview

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Array is evolving into a late-stage development company and currently expects significant progress toward generating data to support our upcoming Phase 3 / pivotal trial decisions. Novartis expects to begin Phase 3 trials evaluating Array-invented MEK162 in NRAS-mutant melanoma and in BRAF-mutant melanoma in 2013. In addition, Array will begin a Phase 3 trial evaluating MEK162 in low-grade serous ovarian cancer under the license agreement with Novartis in 2013. AstraZeneca expects to begin Phase 3 or pivotal registration trials with selumetinib (an Array-invented drug) in non-small cell lung cancer and thyroid cancer during the second half of 2013. Three other Array-invented drugs are also approaching Phase 3 or pivotal trial decisions, which are expected by the end of 2013. These include Array's wholly-owned drugs, ARRY-520 and ARRY-614, and one partnered program, danoprevir with InterMune/Roche.

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma	Phase 2
2.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3.	ARRY-797	p38 inhibitor for pain	Phase 2
4.	ARRY-502	CRTh2 antagonist for asthma	Phase 2

In 2012, we made the strategic decision to focus internally on hematology/oncology programs moving forward. With our progress on ARRY-614 for myelodysplastic syndromes and ARRY-520 for multiple myeloma, we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2013 and beyond.

In addition, we have nine partner-funded clinical programs:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, AB	Phase 2
2.	MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 2
3.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (now owned by Roche Holding AG)	Phase 2
4.	AMG 151	Glucokinase activator for Type 2 diabetes	Amgen Inc.	Phase 2
5.	ARRY-543/ASLAN001	HER2/EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
6.	GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
7.	LY2603618	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
9.	GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech, Inc.	Phase 1b

We also have a portfolio of proprietary and partnered drug discovery programs generated by our internal discovery efforts including inhibitors that target Trk receptors for the treatment of pain. We may choose to out-license select promising candidates through research partnerships.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly-disclosed.

Our significant partners include:

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

•
Genentech – We entered into a worldwide strategic collaboration agreement with Genentech in January 2003, which was expanded in 2005, 2008 and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drugs are GDC-0068, an AKT inhibitor for cancer, which is currently in a Phase 2 trial, and GDC-0575 and GDC-0425, which are both Chk-1 inhibitors for cancer being tested in Phase 1 trials.

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

We have built our clinical development and drug discovery programs by spending $563.4 million from our inception in 1998 through March 31, 2013. During the nine months ended March 31, 2013, we spent $42.6 million in research and development expenses for proprietary programs. In fiscal 2012, we spent $56.7 million in research and development expenses for proprietary programs, compared to $63.5 million and $72.5 million for fiscal years 2011 and 2010, respectively.

We have received a total of $588.7 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through March 31, 2013, including $133 million in initial payments from strategic agreements with Amgen, Genentech and Novartis that we entered into over the past three and a half years. These three strategic agreements, as well as our other existing partnered programs, entitle Array to receive a total of over $3 billion in additional potential milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from nine drug research and development programs.

Fiscal Periods
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2013 refers to the fiscal year ending June 30, 2013, and the third or current quarter refers to the quarter ended March 31, 2013.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into partnerships directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals.

In general, our collaborators may terminate their collaboration agreements with 60 to 180 days’ prior notice. Our collaboration agreement and our oncology partnership agreement with Genentech can be terminated with 120 days’ and 60 days' notice, respectively. Celgene may terminate its agreement with us with six months’ notice. Amgen may terminate its agreement with us at any time upon notice of 60 or 90 days, depending on the development activities in progress at the time of such notice. Novartis may terminate portions of our agreement following a change in control of Array, and may terminate our agreement in its entirety or on a product-by-product basis with 180 days' prior notice.

Additional information related to the concentration of revenue among our partners is reported in Note 2 – Segments, Geographic Information and Significant Partnerships to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All of our partnership and collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. GAAP and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We regularly review our estimates and assumptions; however, actual results could differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue for the performance of services or the shipment of products when each of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010. The adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from the recognition of revenue under partnership and collaboration arrangements entered into prior to this date.

We evaluate the deliverables under our multiple-element arrangements to determine if they meet the separation criteria in ASC 605-25 and have stand-alone value. We allocate revenue to each identified deliverable based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables, otherwise known as the relative selling price method. The allocated consideration for each deliverable is then recognized over the related obligation period for that deliverable. We treat deliverables in an arrangement that do not meet the separation criteria as a single unit of accounting, generally applying applicable revenue recognition guidance for the final deliverable to the combined unit of accounting.

We recognize revenue from non-refundable up-front payments and license fees in license and milestone revenue on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term, the existence or likelihood of achievement of development commitments and any other significant commitments. For agreements entered into prior to July 1, 2010, the performance period is generally the estimated research or development term. For agreements entered into on or after this date, the performance period is measured as the time between the execution date and the completion of the inseparable technology transfer, which is typically a shorter period, generally less than six months.

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

Long-term Debt and Embedded Derivatives

The terms of our long-term debt are discussed in detail in Note 5 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 8 – Long-Term Debt to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The accounting for these arrangements is complex and is based upon significant estimates by management. We review all debt agreements to determine the appropriate accounting treatment when the agreement is entered into and we review all amendments to determine if the changes require accounting for the amendment as a modification of the debt, or as an extinguishment and issuance of new debt.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. We adopted this disclosure standard in the first quarter of fiscal 2013 and it did not have a material impact on our results of operations.

Results of Operations

License and Milestone Revenue

License and milestone revenue is combined and consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 vs. 2012		March 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

License revenue	$4,653	$12,589	$(7,936)	(63)%	$23,726	$43,485	$(19,759)	(45)%
Milestone revenue	2,195	3,381	(1,186)	(35)%	9,614	10,142	(528)	(5)%
Total license and milestone revenue	$6,848	$15,970	$(9,122)	(57)%	$33,340	$53,627	$(20,287)	(38)%

License revenue recognized during the three and nine months ended March 31, 2013, decreased compared to the same periods in the prior year. The majority of the revenue under our Chk-1 license agreement with Genentech was recognized during fiscal 2012, with no comparable new revenue in fiscal 2013, resulting in decreases of approximately $4 million and $17 million between the comparable three- and nine-month periods, respectively. Additionally, revenue recognized for the Amgen up-front fee was $4.9 million lower during the three and nine months ended March 31, 2013, as the Amgen up-front fee was fully recognized during the quarter ending on December 31, 2012. The decrease was slightly offset by additional revenue recognized during fiscal 2013 from the Celgene up-front payment for which recognition was suspended during part of the prior year as discussed under Note 4 – Deferred Revenue - Celgene Corporation.

Milestone revenue decreased during the three and nine months ended March 31, 2013, compared to the same periods in the prior year. The decrease during both the three- and nine-month periods was due to reduced milestone revenue under our collaboration with Genentech from which we recognized only $250 thousand during the nine months ended March 31, 2013, none of which was recognized during the current quarter, compared with $1.5 million and $4.5 million during the three and nine months ended March 31, 2012, respectively. Largely offsetting the decrease during the current nine-month period, was the recognition of a $1.5 million milestone payment received from VentiRx during the quarter ended December 31, 2012, as well as $1.3 million of revenue recognized for the previously deferred portion of the $8.5 million milestone payment received from Amgen during the fourth quarter of fiscal 2012 for which we did not have corresponding revenue in the first nine months of the prior year. Additionally, Celgene milestone revenue was higher in both the current three and nine month periods as compared to the prior year and the final deferred Celgene milestone revenue was fully recognized during the current quarter.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 vs. 2012		March 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Collaboration revenue	$3,107	$3,143	$(36)	(1)%	$10,825	$10,844	$(19)	—%

Collaboration revenue was comparable during the three and nine months ended March 31, 2013, compared to the prior year due to reduced revenues under our collaboration with Genentech and the completion of our funded discovery research under our collaboration with Amgen, which were largely offset by our new collaborations, as well as the additional funded research under our collaboration with Celgene.

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

Below is a summary of our cost of revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 vs. 2012		March 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Cost of revenue	$8,624	$5,291	$3,333	63%	$23,072	$18,002	$5,070	28%
Cost of revenue as a percentage of total revenue	87%	28%			52%	28%

Cost of revenue increased during the three and nine months ended March 31, 2013, compared to the same periods in the prior year due to increasing costs to advance our MEK inhibitor through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations and our extended collaboration with Celgene. Reduced costs under our collaboration with Genentech partially offset the increases and were associated with engaging fewer scientists in the current fiscal year periods compared with fiscal 2012.

Cost of revenue as a percentage of total revenue increased for the three and nine months ended March 31, 2013, primarily because of decreased license and milestone revenue recognized during the period.

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

Below is a summary of our research and development expenses by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 vs. 2012		March 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Salaries, benefits and share-based compensation	$6,306	$6,002	$304	5%	$17,001	$16,600	$401	2%
Outsourced services and consulting	5,105	5,944	(839)	(14)%	14,299	13,255	1,044	8%
Laboratory supplies	1,629	1,742	(113)	(6)%	4,915	4,864	51	1%
Facilities and depreciation	1,669	2,043	(374)	(18)%	5,210	6,055	(845)	(14)%
Other	396	363	33	9%	1,155	1,068	87	8%
	$15,105	$16,094	$(989)	(6)%	$42,580	$41,842	$738	2%

Research and development expenses for proprietary programs decreased during the current three month period and increased during the current nine month period ended March 31, 2013, compared to the same periods during the prior year. The fluctuations are the result of focusing resources on our wholly-owned programs and progressing them through more advanced stages of clinical trials. Between the comparable three month periods, decreased spend on discovery research and earlier stage clinical trials slightly exceeded the increased costs for our key programs. Conversely, between the comparable nine month periods, costs to advance our primary programs, including ARRY-520 and ARRY-614, exceeded the reduced spend on earlier stage programs.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 vs. 2012		March 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

General and administrative	$5,001	$3,226	$1,775	55%	$14,390	$10,728	$3,662	34%

General and administrative expenses increased during the three and nine months ended March 31, 2013, compared to the same periods in the prior year. The increase was primarily related to compensation, benefits, and costs to recruit certain leadership positions to help execute our strategic objectives. We also incurred approximately $650 thousand in additional costs during the current fiscal year to obtain and prosecute our patents.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 vs. 2012		March 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Interest income	$18	$8	$10	125%	$42	$17	$25	147%
Interest expense	(2,837)	(2,678)	(159)	(6)%	(8,456)	(9,470)	1,014	11%
Total other expenses, net	$(2,819)	$(2,670)	$(149)	(6)%	$(8,414)	$(9,453)	$1,039	11%

Below is a summary of the components of interest expense under our credit facilities with Deerfield and our term loan with Comerica Bank (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Credit Facilities:
Simple interest	$1,608	$1,608	$4,826	$4,883
Amortization of the transaction fees	58	58	177	181
Amortization of the debt discounts	1,082	864	3,243	2,823
Change in fair value of the embedded derivatives	(58)	(1)	(235)	192
Loss on early principal payment	—	—	—	942
Total interest expense on the Deerfield credit facilities	2,690	2,529	8,011	9,021

Term Loan:
Simple interest	120	122	364	368
Amortization of the transaction fees	27	27	81	81
Total interest expense on the Comerica term loan	147	149	445	449
Total interest expense	$2,837	$2,678	$8,456	$9,470

During the nine months ended March 31, 2013, interest expense was $1.0 million lower due to the $942 thousand loss recognized in the prior period on the $4.2 million prepayment of principal made to Deerfield in October 2011.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2013, we had an accumulated deficit of $615.0 million. We had net losses of $21.6 million and $44.3 million for the three and nine months ended March 31, 2013, respectively, and net losses of $23.6 million, $56.3 million and $77.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
For the nine months ended March 31, 2013, our net cash used in operations was $73.0 million. We have historically funded our operations from up-front fees and license and milestone payments received under partnerships, the sale and issuance of equity securities, and debt provided by our credit facilities. For example, we received net proceeds of approximately $127.0 million during calendar year 2012 from underwritten public offerings of our common stock, after underwriting discounts, commissions and related offering expenses, and we have received approximately $175.8 million from up-front fees and license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a License Agreement with Celgene.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a License Agreement with Genentech.

•	In June 2012, we received an $8.5 million milestone payment from Amgen following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During the second quarter of fiscal 2013, we began paying our share of the combined development costs incurred since inception under the MEK162 program licensed to Novartis, as discussed in Note 4 – Deferred Revenue – Novartis International Pharmaceutical Ltd. to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, resulting in a $9.2 million payment to Novartis during the quarter. We have reported a $7.0 million payable in the accompanying condensed balance sheets as co-development liability for this obligation as of March 31, 2013. We anticipate making a payment to Novartis during the first half of fiscal 2014 comparable to the payment made during fiscal 2013.

Management believes that our cash, cash equivalents and marketable securities as of March 31, 2013, and the anticipated receipt of up-front and milestone payments under existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

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

•
If regulatory approval is received, drugs we develop will remain subject to regulation or may not gain market acceptance, which could delay or prevent us from generating milestone, royalty or product revenue from the commercialization of these drugs; and

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

If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, the entire outstanding debt balance of $14.6 million with Comerica and $92.6 million with Deerfield, plus any related unpaid variable interest, becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million and $20 million, respectively, at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash, cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly-liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Long-term marketable securities are primarily securities held under our Deferred Compensation Plan.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31, 2013	June 30, 2012	$ Change

Cash and cash equivalents	$43,998	$55,799	$(11,801)
Marketable securities – short-term	42,583	33,378	9,205
Marketable securities – long-term	466	473	(7)
Total	$87,047	$89,650	$(2,603)

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended
	March 31,
	2013	2012	$ Change
Cash flows provided by (used in):
Operating activities	$(72,984)	$(23,568)	$(49,416)
Investing activities	(11,104)	(21,349)	10,245
Financing activities	72,287	59,843	12,444
Total	$(11,801)	$14,926	$(26,727)

Net cash used in operating activities was $73.0 million for the nine months ended March 31, 2013, compared to $23.6 million for the same period of the prior year. The change was primarily due to the $28 million up-front license fee we received from Genentech in September 2011 for which we had no comparable payment in fiscal 2013, as well as the $9.2 million payment we made to Novartis in the prior quarter for our share of accrued development costs incurred since inception of the program. Additionally, decreased payments for discovery research and milestones under our collaboration with Genentech further reduced operating cash flows during the current period.

Net cash used in investing activities was $11.1 million for the nine months ended March 31, 2013, compared with $21.3 million during the same period of the prior year. During both periods, subsequent to raising capital through the sale of our common stock, we made net investment purchases, resulting in the use of cash for investing purposes.

Net cash provided by financing activities was $72.3 million and $59.8 million for the nine months ended March 31, 2013 and 2012, respectively. The increase in cash provided by financing activities was the result of $70.9 million net proceeds from our fiscal 2013 underwritten public offering compared to $63.1 million net proceeds raised from a similar offering in fiscal 2012, as well as $4.2 million paid on our Deerfield credit facilities during fiscal 2012.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2013 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$87,594	$19,518	$—	$107,112
Interest on debt obligations (2) (3) (4)	6,908	9,354	345	—	16,607
Co-development liability (1)	6,994	—	—	—	6,994
Operating lease commitments (2)	8,279	16,513	2,440	—	27,232
Purchase obligations (2)	21,134	10,266	4,470	3,665	39,535
Total	$43,315	$123,727	$26,773	$3,665	$197,480

(1)	Reflected in the accompanying condensed balance sheets.

(2)	These obligations are not reflected in the accompanying condensed balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Comerica Bank is calculated at 3.25%, the interest rate in effect as of March 31, 2013.

(4)	Interest on the interest-bearing portion of the variable debt obligation under the credit facilities with Deerfield is calculated at 7.5%, the interest rate in effect as of March 31, 2013.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Original lease terms for our facilities in effect as of March 31, 2013, were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations include $35.3 million for outsourced services for clinical trials and other research and development costs. The remaining $4.2 million is for all other purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our partnership agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2013, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point (1%) change in interest rates and security prices would impact our annual net loss positively or negatively by approximately $870 thousand based on the current balance of $87.0 million of investments classified as cash and cash equivalents and short-term and long-term marketable securities available for sale.

As of March 31, 2013, we had $107.1 million of debt outstanding, exclusive of the debt discount of $11.8 million. The term loan with Comerica Bank of $14.6 million is variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of March 31, 2013, would result in a change in our annual interest expense of $146 thousand. The interest rate on our long-term debt under the credit facilities with Deerfield is variable based on our total cash, cash equivalents and marketable securities balances. However, as long as our total cash, cash equivalents and marketable securities balances remain above $50 million, our interest rate is fixed at 7.5%. Assuming constant debt levels, a theoretical change of 100 basis points on our current rate of interest of 7.5% on the Deerfield credit facilities as of March 31, 2013, would result in a change in our annual interest expense of $858 thousand.

Historically, and as of March 31, 2013, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2013, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 7th day of May 2013.

ARRAY BIOPHARMA INC.

By:	/s/ Ron Squarer
Ron Squarer
Chief Executive Officer

By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	S-1/A	333-45922	10/27/2000
3.2	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	11/6/2007
3.3	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	10/29/2012
3.4	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock	10-Q	001-16633	11/14/2001
4.3	Registration Rights Agreement, dated May 15, 2009, between the Registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	10-K	001-16633	8/18/2009
4.4
Form of Warrant to purchase shares of the Registrant's Common Stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited
		8-K/A	001-16633	9/24/2009
4.5
Form of Amendment No. 1 to Warrant to purchase shares of the Registrant's Common Stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited
		8-K	001-16633	5/3/2011
4.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	001-16633	5/3/2011
4.7	Form of Indenture	S-3	333-185599	12/21/2012
10.1	Sales Agreement, dated March 27, 2013, by and between Array BioPharma Inc. and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.2	Employment Agreement, dated March 18, 2013, between Registrant and Michael Needle, M.D.*	Filed herewith
10.3	Noncompete Agreement, dated February 7, 2013, between Registrant and Michael Needle*	Filed herewith
10.4	Confidentiality and Inventions Agreement, effective April 1, 2013, between Registrant and Michael Needle*	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document***		Furnished
101.SCH	XBRL Taxonomy Extension Schema Document***		Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***		Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***		Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***		Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***		Furnished
______________

*	Management contract or compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be "furnished" and not "filed."