Form 10-K
period 2013-06-30
ARRAY BIOPHARMA INC
filed 2013-08-12
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
______________________________________________
Commission File Number: 001-16633
_______________________________________________
Array BioPharma Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1460811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Walnut Street, Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 381-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuance to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2012, was $411,604,842, based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant's common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of July 31, 2013, the registrant had 117,017,805 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARRAY BIOPHARMA INC.
ANNUAL REPORT ON FORM 10-K

PART I

Array BioPharma Inc. and the Array BioPharma Inc. logo are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2013 refers to the fiscal year ended June 30, 2013.

FORWARD-LOOKING STATEMENTS

This Annual Report filed on Form 10-K and other documents we file with the Securities and Exchange Commission, or SEC, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These forward-looking statements include, but are not limited to, statements concerning the future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials by Array or our partners; the potential for the results of ongoing preclinical or clinical trials conducted by Array or our partners to support regulatory approval or the marketing success of drug candidates; our plans with respect to the timing and scope of the expansion of our clinical and commercialization capabilities; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; the ability of third-party contract manufacturing parties to support our drug development activities; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact.

Although we believe the assumptions upon which our forward-looking statements are based currently to be reasonable, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials in light of increasing costs and difficulties in locating appropriate trial sites and in enrolling patients who meet the criteria for certain clinical trials; the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities; our ability to out-license our proprietary candidates on favorable terms; risks associated with our dependence on our partners for the clinical development and commercialization of our out-licensed drug candidates; the ability of our partners and of Array to meet objectives tied to milestones and royalties; our ability to attract and retain experienced scientists and management; our ability to achieve and maintain profitability; and the risk factors set forth below under the caption "Item 1A. Risk Factors." We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

Market and Industry Data

Unless otherwise indicated, information contained or incorporated by reference in this Annual Report on Form 10-K concerning the cancer market, the pain market, the drug market and our other markets, including our general expectations and market position, market opportunity and market share, is based on information from independent industry analysts and third-party sources and management estimates. Management estimates are derived from publicly-available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable.

We have not independently verified or verified with any independent source any third-party information and cannot assure you of its accuracy or completeness. In addition, while we believe the market position, market opportunity and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the heading "Item 1A. Risk Factors."

ITEM 1.     BUSINESS

Our Business

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Array is evolving into a late-stage development company and is generating data to support our upcoming Phase 3 / pivotal trial decisions.  Novartis International Pharmaceutical Ltd. began a Phase 3 trial evaluating Array-invented MEK162 in NRAS-mutant melanoma in July 2013 and expects to begin a Phase 3 trial in BRAF-mutant melanoma in 2013.  In addition, Array began a Phase 3 trial evaluating MEK162 in low-grade serous ovarian cancer under the License Agreement with Novartis in June 2013. AstraZeneca, PLC began a pivotal trial with Array-invented selumetinib in thyroid cancer in May 2013 and expects to begin a Phase 3 trial in non-small cell lung cancer in 2013. Three other Array-invented drugs are also approaching Phase 3 or pivotal trial decisions which are expected by the end of 2013. These include Array's wholly-owned drugs, ARRY-520 and ARRY-614, and one partnered program, danoprevir (with InterMune/Roche).

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	ARRY-520	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	Phase 2
2.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3.	ARRY-797	p38 inhibitor for pain	Phase 2
4.	ARRY-502	CRTh2 antagonist for asthma	Phase 2

In 2012, we made the strategic decision to focus internally on hematology/oncology programs moving forward. With our progress on ARRY-520 for multiple myeloma and ARRY-614 for myelodysplastic syndromes, we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2014 and beyond. Therefore, we are seeking partners to advance our pain and asthma programs.

In addition, we have 10 ongoing partner-funded clinical programs, including two MEK inhibitors in Phase 2 or 3 clinical trials, MEK162 with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2/pivotal
3.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
4.	ARRY-543/ASLAN001	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
5.	GDC-0068	AKT inhibitor for cancer	Genentech Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
8.	GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech Inc.	Phase 1b
9.	ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1
10.	GDC-0994	Undisclosed cancer target	Genentech Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of pain and other indications. In July 2013, we partnered with Loxo Oncology, Inc., a newly-formed, venture backed company, for continued development of certain preclinical compounds invented by Array in the field of oncology that Loxo will have the exclusive right to develop in clinical trials and to commercialize. Also in July, we partnered with Celgene Corporation to develop an Array-invented preclinical program targeting a novel inflammation pathway.

We may out-license other select promising candidates through research partnerships in the future.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly-disclosed.

Our significant clinical stage partners include:

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

•
Genentech – We entered into a worldwide strategic Drug Discovery Collaboration Agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is GDC-0068, an AKT inhibitor for cancer, which is currently in a Phase 2 trial. We also entered into a License Agreement with Genentech in August 2011 for the development of each company's small-molecule Chk-1 program in oncology. The programs include Genentech's compound GDC-0425 (RG7602), and Array's compound GDC-0575 (previously known as ARRY-575), both of which are being tested in Phase 1 clinical trials in patients with cancer.

•
InterMune (program acquired by Roche) – We entered into a Drug Discovery Collaboration Agreement with InterMune in 2002, which resulted in the joint discovery of danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche Holding AG acquired danoprevir from InterMune in 2010. Danoprevir is currently in Phase 2 clinical trials.

•
Novartis – We entered into a License Agreement with Novartis in April 2010 for the worldwide development and commercialization of our MEK inhibitor, MEK162, and other MEK inhibitors identified in the agreement. MEK162 is currently in numerous clinical trials, including two Phase 3 trials in patients with cancer.

•
Oncothyreon – We entered into a Development and Commercialization Agreement with Oncothyreon in May 2013 to collaborate on the development and commercialization of ARRY-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer. Array recently completed a Phase 1 trial of ARRY-380 in patients with metastatic breast cancer, and Oncothyreon will continue development of ARRY-380 in a defined set of proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

Business History

We have received a total of $600.5 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through June 30, 2013, including $143 million in initial payments from strategic agreements with Amgen, Genentech, Novartis and Oncothyreon that we entered into over the last four years. Our existing partnered programs entitle Array to receive a total of approximately $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from 10 partnered programs.

Our Strategy

We are building a fully integrated, commercial-stage biopharmaceutical company that discovers, develops and markets safe and effective small molecule drugs to treat patients afflicted with cancer. We intend to accomplish this through the following strategies:

•
Invent targeted small molecule drugs that are either first-in-class or second generation drugs that have little or no competition, or demonstrate a competitive advantage over drugs currently on the market or in clinical development.

•
Selectively develop and commercialize our drugs to maximize their overall value. As our first drug nears approval, we plan to build a U.S.-based, therapeutically focused sales force to commercialize or co-promote drugs we wholly own or for which we retain development rights in certain geographic areas.

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

We intend to continue to pursue partnering opportunities for our research and development programs to provide funding, development, manufacturing and commercial resources and may seek co-development or co-commercialization rights worldwide or limited to certain geographic areas. We plan to advance and commercialize a select number of our most promising development assets internally, which we believe will maximize their value. We are also identifying certain programs to partner earlier during discovery or preclinical development with the goal of optimizing the potential return for Array on these programs.

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Our largest or most advanced clinical stage collaborations currently include our agreements with ASLAN Pharmaceuticals, AstraZeneca, Genentech, InterMune/Roche, Novartis, Oncothyreon and VentiRx. Under some of these collaborations, such as with Novartis for MEK162, we continue development work that is funded all or in part by our partners. Under some of our other partnered programs, our involvement in the development or research phase has ended but we retain the right to receive clinical, regulatory and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research partnerships with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these partnerships, we also perform process research and development, perform clinical development and manufacture clinical supplies.

Information about our partners that comprise 10% or more of our total revenue and information about revenue we receive within and outside the U.S. can be found in Note 1 – Overview and Basis of Presentation – Concentration of Business Risks to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Proprietary Programs

Below is a description of the four most advanced clinical programs that we are developing, their stage in the drug development process and our expected future development plans for fiscal 2014. Each of these programs is wholly-owned by Array.

Drug Candidates		Current Development Status	Fiscal 2014 Development Plan
ARRY-520	KSP	Phase 2 combination trial with dexamethasone and Phase 1b dose escalation trial ongoing in patients with MM.	Complete and report data from the Phase 2 and 1b trials and, pending positive results in either of these trials, define a path to late-stage development for ARRY-520 in MM.
ARRY-614	p38/Tie2	Phase 1 dose escalation trial ongoing with an optimized formulation in patients with MDS.	Complete Phase 1 trial and, if positive results, determine future study design.
ARRY-797	p38	Completed Phase 2 randomized, double-blind study in osteoarthritis patients, achieving primary endpoint. Studying overall safety for pain patients.	Seek an appropriate partner to maximize value of ARRY-797, given the scope of a development program in pain.
ARRY-502	CRTh2
Completed 28-day Phase 2 trial in patients with asthma. In this trial, ARRY-502 achieved the primary endpoint, significant improvement in pre-bronchodilator Forced Expiratory Volume in one second (FEV1), a measure of lung function. ARRY-502 was well tolerated with fewer adverse events compared to placebo.
Seek an appropriate partner to maximize value of ARRY-502, given the scope of a development program in asthma.

1. ARRY-520 — KSP Program for Multiple Myeloma

ARRY-520 is a highly selective, targeted inhibitor of KSP, which is a novel mechanism of action in MM distinct from proteasome inhibitors and IMiDs currently approved for treatment of MM.  ARRY-520 preferentially acts on MM and hematopoietic cells, versus terminally differentiated cells or epithelial cells, based on targeted tissue expression of KSP, and MCL-1 survival dependence.  As predicted by its mechanism, only minimal non-hematologic adverse events, including peripheral neuropathy, gastrointestinal and dermatological toxicities, have been reported with ARRY-520 therapy at the recommended Phase 2 dose.

MM and other hematologic cancers frequently depend on MCL-1 as a key survival protein. In preclinical studies, ARRY-520 produced a rapid onset of apoptosis in tumor cells that depend on the MCL-1 survival protein, which supported further investigation of ARRY-520 in MM.  In clinical studies, ARRY-520 has demonstrated durable, single-agent activity in patients with MM that is refractory to both Velcade® (bortezomib) and Revlimid® (lenalidomide), a population with significant unmet therapeutic needs.  In addition, in clinical studies of ARRY-520 in combination with either Velcade or with Kyprolis® (carfilzomib), both combinations demonstrated initial signs of activity and both were well tolerated, with no unexpected hematologic toxicity and a manageable side effect profile.  The results from these combination trials may support development opportunities in earlier lines of therapy.

Development milestones for ARRY-520 during fiscal 2013 included the following:

•	completed enrollment in a Phase 2 trial in combination with dexamethasone in patients with MM refractory to Revlimid, Velcade and dexamethasone therapy;

•	reached the prescribed or maximum single agent doses in our trial in combination with Velcade in patients with relapsed or refractory MM; and

•
in collaboration with M.D. Anderson and Onyx Therapeutics, reached the prescribed or maximum single agent doses of ARRY-520 and Kyprolis in an investigator-sponsored Phase 1b dose escalation trial in patients with relapsed or refractory MM who are refractory or intolerant to Velcade therapy.

In addition, data from these and other ongoing trials were presented at conferences during fiscal 2013:

At the Congress of the European Hematology Association, or EHA, in June 2013, interim results were reported from the ongoing combination trial of ARRY-520 with Kyprolis in patients with relapsed or refractory MM who were refractory or intolerant to Velcade.  The combination demonstrated early signs of activity with a disease control rate (complete response, partial response, minimal response or stable disease) of 82% and a clinical benefit rate (≥minimal response) of 53%, including one complete response.  As of June 2013, more than half of the patients enrolled remain on study, with patients in the current cohort receiving full doses of both drugs.

Also at the EHA, data on a potential patient selection marker were presented from multiple studies of ARRY-520 as a single agent in patients with relapsed and refractory MM.  To date, all responses have occurred in patients with low levels of alpha-1-acid glycoprotein, or AAG, a population which represents 75-80% of MM patients, and these patients had longer event-free survival (time to next treatment or death).  In the single-agent Phase 2 clinical study of ARRY-520 in relapsed and refractory MM, patients with low AAG had a longer median overall survival (20.2 months versus 4.5 months), improved median event-free survival (5.3 months versus 2.4 months) and greater overall response rate (24% versus 0%) compared to patients with elevated AAG. The identification of this marker may enable more precise targeting of patient populations who will benefit from ARRY-520.

In April 2013, interim results from two ongoing ARRY-520 clinical trials in MM were reported at the International Myeloma Workshop, or IMW.  In a Phase 2 trial in patients with relapsed or refractory MM, ARRY-520 demonstrated single-agent activity in heavily pretreated patients, with 19 months median overall survival and a 16% overall response rate.  These results are comparable to those for recently approved products Kyprolis and Pomalyst® (pomalidomide) as single agents in similar patient populations.  ARRY-520 was generally well tolerated, with the predominant adverse events being transient, non-cumulative and predominantly asymptomatic neutropenia and thrombocytopenia that were readily managed with growth factors and supportive care.  Consistent with other reported ARRY-520 study results, there was a low incidence of non-hematologic adverse events with no treatment-related neuropathy observed.  Further data on a potential patient selection marker was also presented.  Also at IMW, interim results were reported from a clinical trial of ARRY-520 in combination with Velcade in patients with relapsed or refractory MM. Initial signs of activity, including responses and prolonged stable disease, were observed in this heavily pretreated population, the majority of whom were refractory to prior Velcade treatment.  Additionally, the combination treatment was generally well tolerated, with neutropenia as the most common adverse event and limited non-hematologic grade 3 or 4 toxicity.

In December 2012, Phase 2 results with ARRY-520 plus low-dose dexamethasone were reported at the Annual Meeting of the American Society of Hematology, or ASH.  In this Phase 2 trial in patients with triple-refractory (refractory to Revlimid, Velcade and dexamethasone) MM and a median number of 10 prior treatment regimens, ARRY-520 plus low-dose dexamethasone demonstrated a 22% overall response rate (≥ partial response), with manageable safety.  The most common drug-related adverse events include myelosuppression. In a related abstract, it was observed that the overall response rate (≥partial response) increased to 33% from 22% for the same group of ARRY-520-treated patients who were retrospectively selected with a low AAG level.  The clinical benefit rate (≥minimal response) was 50% in the selected population.

Development Plan: During fiscal 2014, we plan to:

•
report results from the Phase 2 study of ARRY-520 in combination with dexamethasone, interim results from the Phase 1b study of ARRY-520 in combination with Velcade and dexamethasone and interim results from the Phase 1b study of ARRY-520 in combination with Kyprolis;

•
identify the maximum tolerated/recommended Phase 2 dose for both the Velcade and the Kyprolis combination Phase 1b studies and initiate additional studies to explore preliminary efficacy of these combinations in patients with relapsed/refractory MM; and

•	pending positive results in any of the above trials, define a path to late-stage development for ARRY-520 in MM.

2. ARRY-614 — p38/Tie2 Program for Myelodysplastic Syndromes

ARRY-614, a dual inhibitor of p38 mitogen-activated protein kinase (p38) and Tie2 receptor tyrosine kinase, offers a unique mechanism of action for the treatment of MDS. p38 and Tie2 are dysregulated in the bone marrow of patients with MDS. ARRY-614 is believed to restore bone marrow function by blocking myelosuppression, thereby enabling the repopulation of red blood cells, platelets and neutrophils. ARRY-614 inhibits inflammation and cytokine-dependent tumor growth in preclinical models.

MDS are diseases characterized by over-production of myelosuppressive cytokines leading to aberrant apoptosis in hematologic progenitor cells and refractory peripheral cytopenias. p38 is implicated in dysregulation of apoptosis and myelosuppressive cytokine signaling and production. Tie2 may affect this process by promoting cytokine production and altering stromal cell quiescence. It is hypothesized that disrupting cytokine-driven apoptosis in the normal progenitors and stromal cells may improve hematopoiesis in MDS patients.

As presented at the December 2011 and 2012 ASH Annual Meetings, ARRY-614 has demonstrated activity as measured by hematologic improvement (increased neutrophils, platelets and/or red blood cells) in patients with MDS and was generally well tolerated.

In a Phase 1 dose-escalation/expansion trial of 44 evaluable patients, ARRY-614 demonstrated activity as a single agent in patients with low or intermediate-1 risk MDS under the International Prognostic Scoring System, or IPSS, and for whom treatments with approved therapies have failed, including hypomethylating agents (e.g., Vidaza®, Dacogen®) and Revlimid®. A 38% response rate for hematologic improvement in patients receiving the highest dose of 1200 mg daily (n=16) was observed. At this dose, ARRY-614 demonstrated multilineage hematologic improvement, improving more than one cytopenia (neutropenia, thrombocytopenia and/or anemia), in 67% of the responders.

Hematologic improvement with ARRY-614 was durable (five month median response duration), with multiple patients remaining on therapy for over 12 months. Clinically significant hematologic toxicity was minimal. Observed changes in pharmacodynamic markers included decreases in circulating erythropoietin, as well as decreases in phospho-p38 and disease-related apoptosis in the bone marrow.

During fiscal 2013, Array continued to evaluate an optimized formulation of ARRY-614 in a clinical trial with a similar patient population.  This Phase 1 dose-escalation trial, currently in an expansion phase after establishing the maximum tolerated dose, has the goal of identifying the recommended dose and schedule for future clinical trials. As presented at the 2012 ASH Annual Meeting, this new formulation has demonstrated improved bioavailability and target coverage, including higher peak plasma concentrations and overall exposures, as compared to the original formulation.

Also during fiscal 2013, the U.S. Food and Drug Administration, or FDA, provided guidance on future development for this program, including the use of endpoints other than overall survival as the basis for approval.  The FDA also agreed that Low / Int-1 patients who have failed a hypomethylating agent can be considered a high unmet medical need population.

Development Plan: During the next fiscal year, we expect to complete the ongoing Phase 1 expansion trial and, pending additional data from the ongoing study, plan to make decisions on future study designs.

3. ARRY-797 — p38 Program for Pain

p38 regulates production of the pro-inflammatory cytokines TNF and IL-1, both mediators of inflammation, and PGE2, a significant mediator of pain. ARRY-797 is a novel, oral, selective p38 inhibitor with a mechanism of action unique from that of currently approved pain medications. Compared to other p38 inhibitors, ARRY-797 has distinct properties, such as: it is highly selective; has exceptional potency in whole blood samples; has a differentiated pharmacokinetic profile; and is highly water soluble.

In two Phase 2 acute dental pain studies, ARRY-797 achieved statistically significant analgesic effects. In the course of clinical development to date, over 450 subjects/patients have received at least one dose of ARRY-797. In these mostly short-duration studies, ARRY-797 was generally well tolerated with common adverse events including dizziness, headache, diarrhea and nausea, mostly mild in severity and with no clear relation to dose or duration of exposure. Post-hoc analysis of a 28-day rheumatoid arthritis study and a 12-week ankylosing spondylitis study of ARRY-797 in a small number of patients conducted in 2009 suggested pain relief with ARRY-797.

In July 2012, Array announced that ARRY-797, a non-opioid, met its primary endpoint in a randomized, placebo-controlled and active-controlled (oxycodone ER) Phase 2 clinical trial in 157 osteoarthritis patients suffering from moderate to severe knee pain despite the use of non-steroidal anti-inflammatory drugs, or NSAIDs. Patients in all treatment groups continued using NSAIDs throughout the trial. Treatment with ARRY-797 resulted in a statistically significant reduction in pain over a 28-day period compared to placebo, as measured using the Western Ontario and McMaster Universities Arthritis Index, or WOMAC®, pain subscale (a 0 - 10 numerical pain rating scale). Patients receiving ARRY-797 experienced a mean reduction in the WOMAC pain subscale score at day 28 versus baseline that was 0.8 greater than those receiving placebo (2.4 versus 1.6; one-sided p = 0.0247). Oxycodone ER was used as the active control for the trial and achieved improvement of 0.28 versus placebo due to a higher discontinuation rate. ARRY-797 also showed improvement relative to placebo or oxycodone ER in additional measures including, WOMAC physical function, WOMAC stiffness and the Patient's Treatment Satisfaction Measure. The discontinuation rate due to adverse events was higher in patients treated with oxycodone ER (34%) than for either the ARRY-797 (6%) or placebo (8%) treatment groups. In patients completing the trial, the reduction in WOMAC pain observed for ARRY-797 was comparable to that seen with oxycodone ER. In this trial, ARRY-797 was considered overall to be well tolerated at the selected dose of 400 mg twice-daily. The most common adverse events observed in patients treated with ARRY-797 were dizziness, diarrhea and nausea, which were mainly mild in severity. ARRY-797 treatment was associated with sporadic, transient increases in creatine kinase and aspartate aminotransferase. Mild prolongations of the QTc interval and sustained decreases in systolic and diastolic blood pressure were also observed.

To further explore the safety and tolerability of ARRY-797, Array conducted a multiple ascending dose study in healthy volunteers at doses up to 2.5-fold higher than those evaluated in the osteoarthritis pain trial.  ARRY-797 was well tolerated in this trial; greater QTc prolongations were observed at these higher dose levels.  No subject in either trial exhibited an absolute QTc interval greater than 500 msec or a change from baseline greater than 60 msec, two values cited by regulatory authorities, including the FDA, as thresholds of particular concern for cardiac arrhythmias.  Nonclinical evaluations exploring possible mechanisms responsible for these QTc changes are being conducted.

Development Plan: Array believes ARRY-797 has an opportunity to address a significant unmet medical need in both acute and chronic pain. Given the scope of a development program in pain and our strategy to focus on hematology/oncology programs, Array is seeking an appropriate partner to maximize the value of this drug.

4. ARRY-502 — CRTh2 Program for Asthma

ARRY-502 is an oral, potent, and highly selective CRTh2 antagonist designed to treat patients with allergic asthma. Despite the range of available treatments, there remains a significant need for a convenient, safe and effective therapy for patients with persistent allergic asthma. In particular, lack of adherence with currently approved inhaled medications is a significant challenge to disease control. Allergic asthma, which is characterized by a Th2 gene signature, is associated with elevated IgE, mast cell degranulation, and activation of Th2 T-cells and eosinophils. The CRTh2 receptor is expressed on Th2 T cells and eosinophils, and its ligand, prostaglandin D2, is released by mast cells. CRTh2 is a key mediator of the migration and activation of inflammatory cells leading to many symptoms of asthma including coughing, difficulty breathing, and possibly exacerbations. Because current asthma therapies do not fully target this pathway, antagonists of CRTh2 represent an exciting new approach to enhanced disease control, and the Th2 gene signature may be used to guide treatment for CRTh2 antagonists. ARRY-502 may provide the most patient benefit in a Th2 gene signature-enriched population. Ultimately, the Th2 gene signature which is present in approximately 50% of the asthma population, spans mild, moderate and severe disease. This suggests broad applicability for ARRY-502 in these populations, as well as in other Th2-driven diseases.

In July 2013, we announced positive results from a placebo-controlled, randomized, double-blind Phase 2 trial of ARRY-502 in mild to moderate persistent allergic asthma. ARRY-502 achieved the primary endpoint of significant improvement in pre-bronchodilator FEV1. ARRY-502 was well tolerated with fewer adverse events compared to placebo.

This proof-of-concept study enrolled 184 patients in the U.S. with mild-to-moderate persistent allergic asthma, a population which represents more than 12 million patients in the U.S. ARRY-502, dosed at 200 mg twice daily (N = 93) for 4 weeks, improved FEV1 by 3.9% versus placebo (N = 91), achieving statistical significance (P = 0.02). A predefined endpoint using the median baseline value of a Th2 associated biomarker was also evaluated. Patients in this population achieved enhanced improvement in FEV1 (6.8 % versus placebo, P = 0.008).

Secondary efficacy endpoints also achieved statistical significance, including:

•	Reduced short-acting beta agonist, or SABA, use

•	Asthma control as measured by the Asthma Control Questionnaire, or ACQ

•	Forced Vital Capacity, or FVC, improvement

•	Symptom-free days during treatment

•	Improvement in Rhinasthma and Asthma Quality of Life questionnaires, or AQLQ

The overall frequency of adverse events was lower in the ARRY-502 group, including fewer asthma exacerbations, versus the placebo group. There were no treatment-emergent serious adverse events in patients receiving ARRY-502; all treatment-related adverse events were either mild or moderate in severity. A total of 15 (11 in the placebo group, four in the ARRY-502 group) out of 184 patients discontinued the study early, primarily due to exacerbations of asthma (five in the placebo group, one in the ARRY-502 group).

Development Plan: Based on the promising results of the proof-of-concept study in persistent asthma and our decision to focus on our hematology/oncology programs, Array is seeking a partner for further development of ARRY-502 in this large market disease indication.

Partnered Development Programs

Below are summaries of our most advanced, ongoing partnered development programs. Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our collaboration partners, and therefore may not reflect changes to any information that may have occurred since the date it was reported to us or of its public disclosure.

1. Novartis — MEK162 — MEK Inhibitor Program

In April 2010, we granted Novartis, under a License Agreement, the exclusive worldwide right to develop and commercialize MEK162. Under the agreement, we are responsible for completing our on-going Phase 1 clinical trials of MEK162 as a single agent and MEK162 in combination with paclitaxel. Additionally, we have elected to conduct further development of MEK162 as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities. Novartis is also responsible for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In connection with signing the agreement, Novartis paid us $45 million, comprising an up-front fee and an initial milestone payment. In May 2011, we received a $10 million clinical research milestone from Novartis after Novartis had its first patient visit in a Phase 2 clinical trial. In June 2013, we earned a $5 million clinical research milestone from Novartis after Array had its first patient visit in a Phase 3 clinical trial. We are also eligible under the agreement to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved for MEK162 together with additional commercial milestone payments for other MEK inhibitors Novartis elects to develop under the agreement. The agreement provides Array with double-digit royalties on worldwide sales of any approved drugs, with royalties on U.S. sales at a significantly higher level. We are paying a percentage of development costs up to a maximum amount with annual caps to maintain the maximum U.S.

royalty rate for MEK162. During fiscal 2013, we committed to continue our co-development contribution through fiscal 2014 and paid Novartis our first annual co-development contribution of $9.2 million. We have the right to opt out of paying our co-development contribution on an annual basis after fiscal 2014 with respect to one or more products; in which case the U.S. royalty rate would then be reduced for any such product based on a pre-specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. and we would no longer have the right to develop or co-detail such product.

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

Development Status: There are 19 ongoing or planned clinical trials of MEK162, including three Phase 3 trials.

The first Phase 3 study is in low-grade serous ovarian cancer, or LGSOC, which Array is conducting, and began in June 2013. This study, called MILO (MEK Inhibitor in Low Grade Serous Ovarian Cancer), will evaluate the efficacy and safety of MEK162 compared to standard chemotherapy treatments in 300 patients with recurrent or persistent LGSOC following at least one prior platinum-based chemotherapy regimen and no more than three lines of prior chemotherapy regimens. The primary endpoint is progression-free survival, and the key secondary endpoint is overall survival.

The second Phase 3 study is in NRAS-mutant melanoma, which Novartis is conducting, and began in July 2013. The NRAS-mutant melanoma study, called NEMO (NRAS Melanoma and MEK Inhibitor), will evaluate the efficacy and safety of MEK162 compared to dacarbazine in 393 patients with advanced (Stage IIIC) unresectable or metastatic (Stage IV) NRAS-mutant melanoma. The primary endpoint is progression-free survival, and the key secondary endpoint is overall survival. The estimated primary completion date for the NEMO study is October 2014.

The third Phase 3 study, called COLUMBUS (COmbination of LGX818 used with MEK162 in BRAF-mutant unresectable skin cancer) will evaluate the efficacy and safety of the combination of LGX818 with MEK162 and LGX818 as a single agent compared to Zelboraf® (vemurafenib) in 900 patients with advanced, unresectable or metastatic BRAF-mutant melanoma. Novartis expects to begin this Phase 3 trial later in 2013.

Promising data on MEK162 in an ongoing Phase 2 trial of patients with BRAF and NRAS mutated advanced melanoma were presented at the 2012 ASCO Annual Meeting. In this trial, MEK162 showed clinical activity and good tolerability in patients with NRAS-mutant melanoma and is the first targeted therapy to show activity in this patient population. Novartis is conducting this Phase 2 open-label trial and continues to enroll patients. As of February 2012, six of the 28 patients with NRAS mutations who were evaluable for response had partial responses, including three confirmed partial responses, and 13 patients had stable disease. The disease control rate was 68% among these patients. The median progression-free survival was 3.65 months (95% CI 2.53 - 5.39 months). Common adverse events of all grades were consistent with data reported for the MEK inhibitor class and included rash, diarrhea, acneiform dermatitis, edema, creatine phosphokinase elevation, central serous retinopathy-like events, nausea and fatigue.

Additionally, preliminary data from a Phase 1b dose escalation study of MEK162 in combination with Novartis compound LGX818 in patients with BRAF-mutant cancer were presented at the 2013 ASCO Annual Meeting. This data indicated that these compounds may be safely combined with favorable clinical activity. In BRAF inhibitor naïve melanoma patients, the combination of LGX818 and MEK162 showed a disease control rate (complete response, partial response or stable disease) of 100%, and an overall response rate (complete response or partial response) of 88%, including one complete response. In melanoma patients who had been previously treated with another BRAF inhibitor, the disease control rate was 64%. Also in the study, 33% of colorectal cancer patients and 100% of papillary thyroid cancer patients experienced disease control. Preliminary data from the Phase 1b study also indicate that LGX818 and MEK162 may be safely combined at intended single agent doses. Unlike other BRAF inhibitor / MEK inhibitor combinations, in this study there were no febrile (fever) or photosensitivity events and a low incidence of rash was reported to date. There were no signs of increased toxicity with the combination versus single agent therapy. In fact, the combination showed early signs that it may mitigate some of the on-target adverse events common with single BRAF inhibitor therapy, including cutaneous toxicities, myalgia and arthralgia.

2. AstraZeneca — Selumetinib — MEK Program

In December 2003, we entered into Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications which we invented during the collaboration. We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. Our research obligations ended in 2004 and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration. To date, we have earned $21.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $75 million and royalties on product sales.

MEK is a key protein kinase in the RAS/RAF/MEK/ERK pathway, which signals cancer cell proliferation and survival. MEK has been shown to be frequently activated in cancer, in particular in tumors that have mutations, including BRAF and NRAS, in the RAS and RAF pathways. Selumetinib is a small molecule MEK inhibitor that targets a key position in this pathway.

Development Status: There are 45 on-going trials with selumetinib, including trials in non-small cell lung cancer, or NSCLC, thyroid cancer, melanoma, ocular melanoma, hepatocellular cancer, colorectal cancer, pancreatic cancer and breast cancer. AstraZeneca began a pivotal trial called ASTRA with selumetinib in thyroid cancer in May 2013 and expects to begin a Phase 3 trial in non-small cell lung cancer in 2013. Recent presentations of significant data for selumetinib are summarized below.

Phase 2 trial in patients with uveal melanoma – Promising data on selumetinib in an ongoing Phase 2 trial of patients with uveal melanoma were presented at the 2013 ASCO Annual Meeting. At the meeting, Memorial Sloan-Kettering Cancer Center presented data on selumetinib that showed it to be the first targeted therapy to demonstrate significant clinical benefit of more than doubling of progression-free survival for patients with metastatic uveal melanoma. These results suggest that selumetinib has the potential as a new standard of care for patients with very few treatment options. Survival for these patients with advanced disease has held steady at only nine months to a year for decades.

Memorial Sloan-Kettering researchers found that progression-free survival in patients receiving selumetinib was nearly 16 weeks and 50% of these patients experienced some tumor shrinkage, with 15% achieving major shrinkage. Patients receiving temozolomide, the current standard of care, achieved progression-free survival of seven weeks and no tumor shrinkage. Despite the study's cross-over design - the patients whose tumors progressed on temozolomide began taking selumetinib - there was a trend towards improved survival with selumetinib. Selumetinib was generally tolerable, with most side effects manageable with conservative supportive care or dose modification.

Phase 2 trial in patients with radioiodine refractory thyroid cancer – In February 2013, a pilot study was published in the New England Journal of Medicine reporting the results of a Phase 2 trial in which selumetinib demonstrated positive therapeutic activity in patients with RAI-refractory disease. In that study, selumetinib produced clinically meaningful increases in iodine uptake and retention in a subgroup of patients with thyroid cancer that is refractory to radioiodine. Based on these results, AstraZeneca has initiated a pivotal trial called ASTRA combining selumetinib with radioactive iodine in the treatment of differentiated thyroid cancer.

Phase 2 trial in patients with KRAS-mutant NSCLC – AstraZeneca presented data at the 2012 ASCO Annual Meeting from its double-blind, randomized Phase 2 study comparing the efficacy of selumetinib in combination with docetaxel versus docetaxel alone in second-line therapy in 87 patients with KRAS-mutation positive, locally advanced or metastatic NSCLC (Stage IIIB — IV). This study showed statistically significant improvement in progression-free survival, objective response rate, and alive and progression-free at six months, as well as a trend for improvement in median overall survival in favor of selumetinib in combination with docetaxel versus docetaxel alone (9.4 mo versus 5.2 mo; 56 events, median follow-up 219 days) but did not reach statistical significance. Hazards were non-proportional (HR 0.80; 80% CI 0.56, 1.14; 1-sided p=0.2069). All secondary endpoints, including response rate (selumetinib/docetaxel 37%, docetaxel 0%; p<0.0001) and progression-free survival (selumetinib/docetaxel 5.3 mo, docetaxel 2.1 mo; 71 events; HR = 0.58; 80% CI 0.42, 0.79; 1-sided p=0.0138), were significantly improved for selumetinib in combination with docetaxel versus docetaxel alone. The tolerability profile of selumetinib in combination with docetaxel was consistent with previously conducted studies. There was an increased incidence of Grade 3 or 4 neutropenia and febrile neutropenia and of Grade 1 or 2 diarrhea in patients receiving the selumetinib combination versus docetaxel alone. This study was the first completed randomized combination trial with a MEK inhibitor in KRAS-mutant advanced NSCLC and Array believes was the first prospective study to demonstrate clinical benefit as defined by response rate and progression-free survival of a targeted therapy for patients with KRAS-mutant cancer of any type.

Phase 2 trial in patients with recurrent LGSOC or peritoneal cancer – The Gynecologic Oncology Group presented results of a Phase 2 trial with selumetinib in women with recurrent low-grade serous ovarian or peritoneal cancer at the 2012 American Association for Cancer Research Annual Meeting. This trial was funded by the National Cancer Institute and run by the Gynecologic Oncology Group. In the reported trial, 52 women each received 100-mg doses of selumetinib orally twice daily in four-week cycles until disease progression or toxicity. The median number of cycles received was 4.5; 33% received 12 or more cycles. Prior to the trial, 58% of the patients in the trial had received three or more rounds of chemotherapy. The disease control rate, defined as either complete or partial response or progression-free survival or progression-free survival of greater than six months, was 81% of patients. Eight patients had complete (1) or partial (7) responses, and 34 (63%) had progression-free survival of greater than six months. The median survival rate without cancer progression was 11 months. Only three patients experienced grade 4 adverse events.

3. InterMune (program now owned by Roche) — Danoprevir Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a Drug Discovery Collaboration Agreement with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered danoprevir. In October 2010, Roche acquired danoprevir from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. Under the terms of Array's collaboration agreement with InterMune, InterMune has an obligation to make milestone payments to us based on the selection and progress of danoprevir, as well as royalties on commercial sales of danoprevir. To date, we have received $1.8 million in milestone payments and have the potential to earn an additional $7.5 million if all clinical and commercialization milestones for danoprevir are achieved under the agreement.

Development Status: In 2011, Roche expanded its portfolio of investigational medicines for HCV through the purchase of danoprevir. The hepatitis market is evolving and, to meet the different needs of people infected with HCV, future treatment options are likely to include interferon-free, as well as interferon-containing triple- and quadruple-combination therapy regimens. Roche has several oral, direct-acting antiviral agents in late-stage development for HCV, including danoprevir, which is currently in Phase 2. Danoprevir is being studied in the following Phase 2 trials: MATTERHORN, which compares interferon-free, interferon-based triple and interferon-based quadruple regimens in patients who failed interferon/RBV and ANNAPURNA, which is a interferon-free combination of different direct-acting antivirals in treatment naive patients. Roche also conducted Phase 2 trials with danoprevir, DAUPHINE and INFORM-SVR.

In April 2012, Roche announced data at the Annual Meeting of the European Association for the Study of the Liver Congress from the DAUPHINE and INFORM-SVR studies. The DAUPHINE trial showed high sustained viral response, or SVR, rates, maintaining undetectable viral levels 12 weeks after stopping treatment, and good tolerability with danoprevir in interferon-containing regimens for HCV. In this trial, up to 93% of genotype 1 and 100% of genotype 4 patients achieved SVR12 with ritonavir-boosted danoprevir, interferon and ribavirin, considered a clinical cure. In the INFORM-SVR Phase 2 trial, 71% of genotype 1b patients achieved SVR12 with boosted danoprevir, mericitabine and ribavirin as part of an interferon-free regimen.

In April 2013, Roche and Ascletis announced that they will collaborate to develop and commercialize danoprevir in China. It is estimated that over 10 million patients in China are chronically infected with HCV. The majority of these patients are genotype 1b, which has been shown to be responsive to danoprevir. Roche and Ascletis are collaborating to develop a therapy with the potential to address a serious public health problem and to provide an effective new treatment option for Chinese patients with HCV.

4. ASLAN Pharmaceuticals — ASLAN001 (ARRY-543) — HER2 / EGFR Program

In July 2011, we entered into a Collaboration and License Agreement with ASLAN Pharmaceuticals to develop Array's HER2 / EGFR inhibitor, ASLAN001 (ARRY-543), which is currently in Phase 2 development in patients with gastric cancer in Asia. ASLAN001 is a novel, selective and oral HER2 / EGFR inhibitor, and has shown clinical activity in both HER2-positive and EGFR-positive tumors. Under the agreement, ASLAN is funding and developing ASLAN001 through clinical proof-of-concept. Upon achievement of proof-of-concept, ASLAN will identify a global partner for Phase 3 development and commercialization. Array will share a significant portion of the proceeds of such partnering transaction.

The agreement with ASLAN will remain in effect for two years after conclusion of the initial development plan, unless ASLAN has entered into a license agreement with a third party for the further development and commercialization of the program, in which case the agreement shall remain in force and effect. Either party may terminate the agreement prior to expiration of the term following breach of the agreement by the other party. ASLAN is responsible for diligently advancing development of ASLAN001 under an agreed-upon development plan.

Gastric cancer is a major public health problem in East Asia. Patients with locally advanced, metastatic or recurrent disease have a poor prognosis, with an overall median survival of approximately 11 months. EGFR and HER2 receptors are commonly overexpressed together in gastric cancer. Data from pivotal studies of Herceptin® (trastuzumab), indicate that the activity of this drug is limited to the subset of patients whose disease has amplified copies of the HER2 gene. We believe ASLAN001 has the potential to augment or supersede the activity of Herceptin in this population, and in the broader population of gastric cancers that co-express both EGFR and HER2 receptors.

In a Phase 1 trial, ASLAN001 produced prolonged stable disease in patients with solid tumors who had previously failed prior treatments. Tablets of ASLAN001 were well tolerated up to 500 mg twice daily dosing. Systemic concentrations of ASLAN001 increased with escalating doses at all dose levels tested. Sixty percent of patients receiving doses of 200 mg twice daily and higher had prolonged stable disease.

In a Phase 1 expansion cohort in patients with HER2-positive metastatic breast cancer or other ErbB-family cancer, ASLAN001 was generally well tolerated and demonstrated evidence of tumor regression and prolonged stable disease in EGFR- and HER2-expressing cancers. Twenty-one metastatic breast cancer patients were evaluated: of the 12 with available biopsies, eight were confirmed HER2-positive. Of the confirmed patients with HER2-positive metastatic breast cancer in this study, 63% had stable disease. Clinical benefit (measured by tumor regression or stable disease) was demonstrated in five of the eight confirmed HER2 patients and patients with confirmed co-expression of HER2 and EGFR tended to have the best clinical benefit. In a cohort of patients with other cancers shown to over-express HER2 and EGFR, a patient with cholangiocarcinoma experienced a tumor marker response that was accompanied by a 25% regression of target lesions.

In a Phase 2 clinical trial in patients with gastric cancer, ASLAN001 reduced cell proliferation and cell survival in gastric tumors that were either coexpressing EGFR and HER2 or that were HER2 amplified. This is the first time a drug has shown activity in this patient population. The burden of gastric cancer is particularly severe in Asia. It is the most prevalent cancer in males in China, where it is estimated to affect over half a million people. The Phase 2, open-label, multi-center study was conducted in South Korea, and was designed to evaluate the biological activity of ASLAN001 in patients with recurrent/metastatic gastric carcinoma whose tumors were HER2 amplified or coexpressing EGFR and HER2. Twenty-three patients, who had previously failed on one or more rounds of chemotherapy and, where eligible, trastuzumab, each received 500mg of ASLAN001 orally twice daily as monotherapy for 28 days. In this heavily pretreated population, ASLAN001 led to a downregulation of signaling pathways responsible for cell proliferation, and a reduction in cell survival and cell proliferation. Toxicities observed were consistent with other drugs in this class and the previously reported profile of this compound.

Development Status: During fiscal 2013, ASLAN reported positive results for a Phase 2a clinical trial with ASLAN001 in Asia in patients with gastric cancer and intends to begin a randomized Phase 2b study in gastric cancer and is exploring the use of ASLAN001 in other indications.

5. Genentech — GDC-0068 (RG7440) and GDC-0994 (RG7842)

We entered into a Drug Discovery Collaboration Agreement with Genentech, a member of the Roche Group, in December 2003 to develop small molecule drugs against multiple therapeutic targets in the field of oncology. We initiated this collaboration to advance two of our proprietary oncology programs into clinical development. These programs included small molecule leads we had developed along with additional, related intellectual property. Under the agreement, Genentech made an up-front payment, provided research funding and to date has paid us milestone payments for nominating a clinical candidate and advancing it into regulated safety assessment testing and a Phase 1 trial. In addition, Genentech has agreed to make additional potential development milestone payments and pay us royalties on certain resulting product sales. Genentech is solely responsible for clinical development and commercialization of the resulting products.

In 2005, 2008, and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against additional targets. Under the agreement, we received additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. In September 2010, we and Genentech extended the agreement for an additional two years of funded research through January 2013. Genentech may terminate the agreement upon 120 days' notice. Genentech has paid Array a total of $22.0 million in up-front and milestone payments, and we have the potential to earn an additional $26 million for all programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

Development Status: In June 2011, Genentech advanced one collaborative drug, GDC-0068, an AKT inhibitor, into a Phase 1b, open label, dose escalation trial evaluating the safety and pharmacology of GDC-0068 in combination with either Taxotere (docetaxel) or mFOLFOX6 (fluoropyrimine) plus oxaliplatin in patients with advanced solid tumors. At the 2012 ASCO Annual Meeting, Genentech presented results from this trial showing that GDC-0068, when combined with Taxotere or mFOLFOX6, was safe and well tolerated up to the single agent maximum tolerated dose (600 mg). There were no dose limiting toxicities observed during dose escalations; one out of 47 patients discontinued due to GDC-0068-related adverse events. There were no pharmacokinetic interactions observed between GDC-0068 and Taxotere or mFOLFOX6. Both combinations show evidence of clinical benefit, including patients with PI3K/Akt pathway alterations and with prior treatment with taxanes or platinum agents. This trial continues to enroll and evaluate patients in dose expansion cohorts.

In addition, GDC-0068 is being evaluated in the following clinical trials:

1.	Phase 2 trial with GDC-0068 in combination with fluoropyrimidine plus oxaliplatin in patients with advanced or metastatic gastric or gastroesophageal junction cancer.

2.
Phase 1b/2 trial with GDC-0068 or GDC-0980, a PI3 kinase/mTor dual inhibitor, with abiraterone acetate versus abiraterone acetate in patients with locally advanced castration-resistant prostate cancer.

3.
Phase 1 trial with GDC-0068 in combination with GDC-0973, a MEK inhibitor being developed in collaboration with Exelixis, to evaluate the safety, tolerability and pharmacokinetics of GDC-0068 in patients with locally advanced or metastatic solid tumors.

4.	Phase 1 trial with GDC-0068 in patients with refractory solid tumors.

In addition, in July 2013, Genentech advanced a second collaborative drug, GDC-0994, in a Phase 1 dose-escalation study in patients with locally advanced or metastatic solid tumors.

6. Genentech — GDC-0425 (RG7602) and GDC-0575 (RG7741) — Checkpoint kinase 1 (Chk-1) Inhibitors Program

In August 2011, Array and Genentech entered into a License Agreement for the development of each company's small-molecule Chk-1 program in oncology. The programs include Genentech's compound GDC-0425 (RG7602), and Array's compound GDC-0575 (previously known as ARRY-575), both of which are being tested in Phase 1 trials in patients with cancer. Under the terms of the agreement, Genentech is responsible for all clinical development and commercialization activities. Array received an up-front payment of $28 million and is eligible to receive clinical and commercial milestone payments up to $685 million and up to double-digit royalties on sales of any resulting drugs. The agreement will remain in effect until Genentech's obligations to make milestone or royalty payments have passed or expired.

Either party may terminate the agreement prior to expiration of the term following breach of the agreement by the other party, and Genentech may terminate the agreement upon at least 60 days' prior notice to Array. If Genentech terminates the agreement for breach of the agreement by Array, the license Array granted to Genentech will become irrevocable and the royalty payable to Array will be reduced to a specified percentage. If the agreement is terminated by Genentech for convenience or by Array for breach of the agreement by Genentech, the license Array granted to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and Array's exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the agreement. Array and Genentech have also agreed to indemnify the other party for breaches of representations or warranties made under the agreement and for certain of their respective activities under the agreement.

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

7. Eli Lilly — LY2606368 — Chk-1 Inhibitor Program

In 1999 and 2000, Array entered into collaboration agreements involving small-molecule Chk-1 inhibitors with ICOS Corporation. LY2603618 and LY2606368 resulted from the collaboration between Array and ICOS. Eli Lilly and Company acquired ICOS in 2007. Array received a $250 thousand milestone payment after the first patient was dosed with LY2603618 in a Phase 1 clinical trial in early 2007. The agreements provided research funding, which has now ended. Array achieved a $125 thousand milestone after the first patient was dosed with LY2606368 in a Phase 1 clinical trial in early 2010. Array is entitled to receive additional milestone payments totaling $3.5 million based on Eli Lilly's achievement of clinical and regulatory milestones with the molecules.
Development Status: While there are currently four on-going LY2603618 Phase 1b/2 clinical trials in cancer, Lilly has communicated that it does not intend to pursue further development of the drug. LY2606368 recently entered Phase 2 development for cancer.
8. VentiRx — VTX-2337 — Toll-Like Receptor, or TLR, Program

In February 2007, we entered into a licensing and collaboration agreement with the privately held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our TLR program. The program contains a number of compounds targeting TLRs to activate innate immunity, including VTX-2337. We received equity in VentiRx, as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $2.6 million in milestone payments and have the potential to earn $56.0 million if VentiRx achieves the remaining clinical and commercial milestones under the agreement. See Note 1 — Overview and Basis of Presentation — Equity Investment to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

VTX-2337 directly activates multiple components of the innate immune system, including activation of human myeloid dendritic cells, or mDCs, monocytes and natural killer, or NK, cells resulting in the production of high levels of mediators known to orchestrate the integration of innate and adaptive anti-tumor responses. Results from preclinical models suggest that combining VTX-2337 with some chemotherapies and monoclonal antibodies demonstrate a synergistic effect in stimulating a variety of immune pathways associated with anti-tumor activity including antibody-directed cellular cytotoxicity, or ADCC. Early data from an ongoing Phase 1 trial in squamous cell carcinoma of the head and neck, or SCCHN, demonstrated that the combination was safe and well tolerated, and demonstrated activation of NK cells following dosing with VTX-2337.

Development Status: VTX-2337 is being evaluated in a Phase 2 trial to investigate whether combining VTX-2337 with pegylated liposomal doxorubicin, or PLD, standard second-line chemotherapy for ovarian cancer patients, has the potential to improve overall survival compared to PLD alone. VTX-2337 is also being evaluated in "ACTIVE8" a randomized, placebo-controlled, Phase 2 trial in combination with a standard of care regimen, cetuximab, platinum and 5 Fluorouracil, or 5-FU, in patients with recurrent or metastatic SCCHN.

9. Oncothyreon — ARRY-380 — HER2 Inhibitor Program

In May 2013, we entered into a Development and Commercialization Agreement with Oncothyreon Inc. to collaborate on the development and commercialization of ARRY-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer.

Under the terms of the agreement, Oncothyreon paid Array a one-time up-front fee of $10 million. Oncothyreon will be responsible for conducting the clinical development of ARRY-380 through a defined set of proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.  Oncothyreon will be responsible for all development costs incurred by or on behalf of either party with respect to these proof-of-concept trials. Unless Array opts out of further development and commercialization, as described below, Array will reimburse Oncothyreon for these costs through a mechanism whereby Array bears a disproportionate amount of Phase 3 development costs and Oncothyreon receives a disproportionate amount of the profits in the U.S. until Oncothyreon is repaid a percentage of the amounts it has spent on the proof-of-concept trials. Oncothyreon and Array will jointly conduct any Phase 3 development supported by the proof-of-concept studies.  Subject to certain exceptions primarily related to the repayment provisions described above, Oncothyreon and Array will each be responsible for 50% of the development costs incurred with respect to any Phase 3 development.

In 2013, Array completed a Phase 1 clinical trial of ARRY-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity. ARRY-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a strong rationale to explore whether ARRY-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

Array is responsible for worldwide commercialization of the product. Oncothyreon has a 50% co-promotion right in the U.S.  Each party also retains the right to opt out of further development and commercialization in exchange for a royalty. Subject to certain exceptions, Oncothyreon and Array will bear, or be entitled to, 50% of the profit or loss from commercializing the product in the U.S. Outside of the U.S., Oncothyreon will receive a double-digit royalty on net sales intended to approximate a 50% profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights.

The agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, or if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Array upon Oncothyreon's uncured failure to timely initiate committed trials or complete certain development activities, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement. Array and Oncothyreon have also agreed to indemnify the other party for certain of their respective activities under the agreement.

Market Opportunity

Our proprietary pipeline is focused on targeted drugs that treat cancer and inflammatory diseases and related pain. We believe there is a substantial opportunity in creating drugs for these diseases that meet the demand from the medical community for targeted therapies that treat both the underlying disease, as well as control symptoms more effectively and/or more safely than drugs that are currently available. We believe future patient care will improve with the use of screening to select targeted therapies for more effective disease treatment. Also, clinical trials aimed at well-defined patient populations may show improved response rates and may thereby increase the chances for approval with regulatory agencies such as the FDA. This approach may result in a greater number of marketed drugs each aimed at a smaller subset of patients.

The worldwide market for targeted cancer drugs, the cancer drug market's fastest growing segment, is forecast to grow from $35.0 billion in 2010 to $81.1 billion in 2018. There remains a large need to address patients with acute or sub-acute pain, such as postoperative pain and musculoskeletal pain, as well as pain from chronic conditions such as osteoarthritis pain and chronic lower back pain. The worldwide market for key classes of medications used to treat these types of acute, sub-acute and chronic pain conditions, which include NSAIDs, cyclooxygenase-2, or COX-2, inhibitors, opioids, dual-acting opioids and other non-narcotic analgesics, are forecast to grow from $19.6 billion in 2010 to $21.8 billion in 2018. The inflammatory disease market is highly diverse and includes respiratory diseases such as asthma, allergic rhinitis and chronic obstructive pulmonary disease; dermatological conditions such as psoriasis and atopic dermatitis; gastrointestinal disorders such as Crohn's disease and ulcerative colitis; musculoskeletal disorders such as rheumatoid arthritis, systemic lupus erythematosus and gout; and spondyloarthropathies such as psoriatic arthritis and ankylosing spondylitis. The inflammatory disease market is forecast to grow from $72.1 billion in 2010 to $97.5 billion in 2018.

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

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2013, in the U.S. there will be an estimated 1.7 million new cases of cancer in 2013 and nearly 600 thousand cancer-related deaths. The five-year relative survival rate for all cancers diagnosed between 2002 and 2008 is 68%, up from 49% in 1975-1977. The improvement in survival reflects both progress in diagnosing certain cancers at an earlier stage and improvements in treatment.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2013 by major cancer types of interest to Array:

	Estimated 2013
Type of Cancer	New Cases	Deaths

Lung	228,190	159,480
Breast	234,580	40,030
Colorectal	142,820	50,830
Melanoma	76,690	9,480
Non-Hodgkin Lymphoma	69,740	19,020
Thyroid	60,220	1,850
Myelodysplastic Syndromes	45,000	unknown
Pancreas	45,220	38,460
Ovarian	22,240	14,030
Stomach	21,600	10,990
Myeloma	22,350	10,710
Acute Myeloid Leukemia	14,590	10,370
Gallbladder and Other Biliary	10,310	3,230
	993,550	368,480

The use of targeted therapies has the potential to change the focus of cancer treatment away from categorization and treatment modality by organ type and towards categorization and treatment modalities by level of gene expression in individual patients, or “personalized medicine.” Targeted therapies and personalized medicine hold the promise of increased survival with improved quality of life.

Oncology, both in treating cancer itself and as palliative therapy, has been a major therapeutic category for biotechnology companies since the inception of the industry. Recently, major pharmaceutical companies have increased their research and development and in-licensing investment in this market, particularly the targeted cancer therapy market. Some of the targeted therapies currently on the market that have been successful include Avastin® (bevacizumab), Xalcori® (crizotinib), Herceptin®(trastuzumab), Rituxan® (rituximab), and Zelboraf® (vemurafenib).

Multiple Myeloma (ARRY-520 — KSP inhibitor)

MM is a hematological cancer characterized by the neoplastic proliferation of plasma cells which accumulate in the bone marrow and produce a monoclonal immunoglobulin (Ig) - heavy and/or light chain (paraprotein, M-protein). Plasma cells normally produce antibodies to fight infection and disease. In MM, plasma cells proliferate in the bone marrow, which often leads to extensive bone destruction including osteolytic lesions, osteopenia, hypercalcemia, fractures and myelosuppression. Myelosupression can lead to anemia, recurrent bacterial infections and bleeding. The deposition of immunoglobulin (M-protein) can lead to renal failure.

MM is the second most common hematologic malignancy, and treatments garner significant sales due to the cost of treatment regimens and relatively long life expectancies of patients. Despite advances in therapy over the last decade, it remains an incurable, fatal disease in nearly all patients. It primarily afflicts the elderly with median age at diagnosis of 68 for men and 70 for women in the U.S. The annual incidence of newly diagnosed MM patients is approximately 48 thousand in the seven major global markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan) with approximately 19 thousand in the U.S. Survival has increased in recent years to approximately five years for patients able to undergo stem cell transplant in combination with high-dose targeted drug therapy. There were over 71 thousand patients with MM in the U.S. in 2009.

Market growth of therapies that treat MM is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by 5.6% from $3.6 billion in 2010 to $6.2 billion in 2020. This growth will be driven by three factors:

1.
Increased efficacy of current treatments, notably the leading targeted therapies (the proteasome inhibitor Velcade, and the IMiDs, Revlimid and Thalomid), leading to longer life expectancy and allowing for more drug therapy to be administered over the disease course;

2.	Increased use of existing and new drug combinations, particularly combinations with Velcade and Revlimid, leading to higher overall regimen costs; and

3.
Introduction and uptake of new, higher-cost therapies, particularly greater uptake of Revlimid and anticipated launch of premium priced next generation proteasome inhibitors and IMiDs such as Kyprolis and Pomalyst.

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

ARRY-520 targets KSP, a novel mechanism of action in MM, distinct from the approved proteasome inhibitors and IMiDs. Preclinically, ARRY-520 showed significant single-agent activity in disease models resistant to standard of care drugs. Furthermore, ARRY-520 was highly active in vivo in preclinical MM models, and demonstrated synergy with proteasome inhibitors and IMiDs, suggesting the potential for combining with these standard-of-care therapies. In clinical trials, ARRY-520 has demonstrated single-agent activity in heavily pretreated patients; it is one of the few non-IMiD or proteasome inhibitor drugs to show single-agent activity in this patient population. ARRY-520 has also demonstrated clinical activity in MM patients when combined with dexamethasone, Kyprolis or Velcade in disease refractory to Revlimid and Velcade. This clinical activity supports the potential for further development of ARRY-520 in patients refractory to other therapies.

Based on this activity, we believe ARRY-520 has potential in combination with other standard of care therapies in relapsed and refractory MM.

Myelodysplastic Syndromes (ARRY-614 — p38/Tie2 inhibitor)

Formerly known as “pre-leukemia”, MDS are a spectrum of diseases in which the bone marrow does not make enough normal blood cells.  Patients with MDS develop severe anemia, and platelet and neutrophil cytopenias, due to bone marrow failure.  As MDS progresses, patients require frequent blood and platelet transfusions, and are prone to severe and fatal infections and bleeding episodes.  Approximately 30% of MDS patients progress to Acute Myeloid Leukemia, or AML, which is estimated at over 10 thousand deaths in 2013 in the U.S. MDS primarily afflicts the elderly, with a median age at diagnosis of 71 years.

According to an article published in the Journal of Clinical Oncology, in June 2010, there were 45 thousand new cases of MDS during 2003 in the U.S.  This is four to five times greater than official estimates of MDS incidence based on the National Cancer Institute Surveillance, Epidemiology and End Results Program.  The analysis also concluded that MDS patients have debilitating comorbidities, with significantly greater frequency than the overall population, such as cardiac complications (73%), dyspnea (49%), diabetes (40%) and severe infections (22%).  Further, over a three-year period, 40% of MDS patients died compared with 15% for the overall population of the same age.  These findings on the significance of comorbidities have been demonstrated in other studies.  Notably, in a recent subpopulation study of “low” grade MDS patients at M.D. Anderson Cancer Center, infections were the most common cause of disease related death (38%), with hemorrhage (13%) also significant.  These findings underscore the importance of addressing aspects of the disease such as neutrophil and platelet deficiencies and may support earlier therapeutic interventions.

Market growth of therapies that treat MDS is forecast to grow by almost 8% annually from 2010 to 2017; total sales of existing therapies are projected to increase from approximately $750 million in 2010 to $1.3 billion in 2017 across the seven major pharmaceutical markets.  This forecast does not include additional potential growth resulting from any novel, emerging therapies.  Current approved therapies on the market include Vidaza® (azacitidine), Revlimid and Dacogen® (decitabine). Vidaza and Revlimid will have captured 83% of the market by end of 2011, although a complete response following treatment with these agents is rare.  We expect the recent approvals of these agents for MDS to also drive an increase in the overall drug-treated population, because access to these agents will encourage treatment and because there are no other therapeutic drug options currently available.

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

We believe ARRY-614, a potent, small-molecule dual p38/Tie2 inhibitor, may be effective in the treatment of MDS, particularly in settings where hypomethylating agents such as Vidaza and Dacogen have failed, by providing clinical benefit through multi-lineage hematologic improvement (i.e. an increase in red blood cells, neutrophil cells and platelets), thereby reducing the need for red blood cell and platelet transfusions.  A Phase 1, dose-escalation/expansion study of single-agent ARRY-614 was conducted in patients with IPSS Low or intermediate-1 risk MDS, for whom treatment with approved therapies, including hypomethylating agents and lenalidomide, had failed.  Clinical activity including hematologic improvement was demonstrated.  A second Phase 1 trial in a similar patient population with an optimized formulation of ARRY-614 is ongoing.

Lung Cancer (MEK162 and Selumetinib — MEK inhibitors)

Lung cancer is the leading cause of cancer-related mortality in the U.S. Lung cancer forms in the tissues of the lung, usually in the cells lining air passages. The two main types of lung cancer are NSCLC, which represents about 85%, and small cell lung cancer, or SCLC, which represents about 15% of lung cancer. In 2013, the estimated new cases and deaths from all lung cancer in the U.S. were approximately 228 thousand and 159 thousand, respectively. Globally, over 1.6 million new cases of lung cancer are diagnosed every year and nearly 1.4 million people die as a result of this devastating disease; more than breast, colon and prostate cancer combined. The overall five-year relative survival rate for the period of 2002 to 2008 for patients with lung cancer was 15.9%. The five-year relative survival rate varies markedly depending on the stage at diagnosis, from 52% to 25% to 4% for patients with local, regional and metastatic disease, respectively.

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

Market growth of NSCLC drug therapies is expected to grow annually by 2.5% from $4.2 billion in 2010 to $5.4 billion in 2020. Generic price erosion of key agents such as Alimta® (pemetrexed) we believe will be offset by the recent approval by the FDA of Xalkori® (crizotinib), which is a targeted therapy utilizing the anaplastic lymphoma kinase biomarker, and the anticipated introduction of several novel classes of agents. The need for more effective and less toxic therapies as alternatives to, or in combination with, chemotherapy has led to the investigation of targeted therapies. Mutations in the KRAS gene are amongst the most common mutations in NSCLC, being found in approximately 26% of patients which amounts to approximately 415 thousand patients globally. Typically, KRAS mutations activate the RAS/RAF/MEK/ERK pathway, contributing to unregulated cell growth and survival. Therapies that target this aberrant pathway, including MEK inhibitors, would therefore be expected to have therapeutic activity in patients with mutated KRAS. Promising data from a double-blind, randomized Phase 2 study comparing the efficacy of selumetinib, a MEK inhibitor we licensed to AstraZeneca, in combination with docetaxel versus docetaxel alone in second-line patients with KRAS mutation-positive locally advanced or metastatic NSCLC were presented at the 2012 ASCO Annual Meeting. This study showed statistically significant improvement in progression-free survival, objective response rate, and alive and progression-free at six months, as well as a trend for improvement in overall survival in favor of selumetinib in combination with docetaxel versus docetaxel alone.

Melanoma (MEK162 and Selumetinib — MEK inhibitors)

Melanoma is the deadliest form of skin cancer. The number of new malignant melanoma cases has been increasing substantially over the past 30 years and at a rate which is among the fastest growing of any human cancer. According to the American Cancer Society, the estimated new cases and deaths from melanoma in the U.S. in 2013 are approximately 77 thousand and 9 thousand, respectively. Prognosis is heavily dependent upon stage of the disease. The outlook for patients with metastatic disease is poor, with the five-year survival rate of approximately 16%.

The optimal treatment for melanoma varies with the stage of the disease. In patients with early disease, surgical excision is the treatment of choice with some of these patients receiving adjuvant therapy with interferon alfa, or IFNa. Surgical excision of limited distant metastatic disease can occasionally produce durable benefit, but most patients with distant metastases require systemic therapy. Systemic therapies include chemotherapy and immunotherapy, used either alone or in combination.

Market growth of melanoma drug therapies is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by 22% from $210 million in 2010 to $1.5 billion in 2020. This forecasted growth is driven largely by recent and anticipated launches of several novel, high-priced therapies expected to capture substantial market share over time.

Mutations that activate the RAS/RAF/MEK/ERK pathway are common in melanoma, with BRAF mutations in 40% to 60%, and NRAS mutations in 15-20% of melanoma patients, suggesting the therapeutic potential for agents that target this pathway in melanoma. Following Roche's launch of the BRAF inhibitor Zelboraf (vemurafenib) in 2011, several additional therapies that target this pathway are under study. Included amongst these are several MEK inhibitors. Recently, both Mekinist (trametinib), a MEK inhibitor and Tafinlar (dabrafenib), a BRAF inhibitor from GlaxoSmithKline were approved for patients with BRAF mutated melanoma, and supplemental New Drug Applications, or NDAs, for the combination of Mekinist plus Tafinlar were submitted to the FDA. The combination of these 2 drugs has potential to become the standard of care for BRAF mutated melanoma.

As MEK inhibitors target the RAS/RAF/MEK/ERK pathway, which is activated with BRAF mutation, they may also have the potential for activity not only in patients with BRAF-mutant melanoma, but also in patients with tumors that harbor mutations in the NRAS gene, who currently have no adequate treatment option and poor prognosis. Promising data on MEK162 in an ongoing Phase 2 trial of patients with BRAF and NRAS mutated advanced melanoma was presented at the 2012 ASCO Annual Meeting. MEK162 showed clinical activity and good tolerability in this patient population. This is the first targeted therapy to show activity in patients with NRAS mutated melanoma.

An additional area of interest is metastatic uveal melanoma based on data presented at ASCO 2013 by Memorial Sloan-Kettering Cancer Center, which showed selumetinib to be the first targeted therapy to demonstrate a more than doubling of progression-free survival compared with temozolomide for patients with gnaq/Gna11 mutant metastatic uveal melanoma. Uveal melanoma is rare, with only 2,500 cases diagnosed in the U.S. each year. Almost half of those patients will develop metastatic disease and survival for patients with advanced disease is only 9-12 months. Uveal melanoma patients have a very high unmet clinical need since the disease does not respond to the drugs used to treat melanoma on the skin. There is no drug approved specifically for treatment of metastatic uveal melanoma, and the indication may serve as a fast-to-patient strategy for selumetinib.

Thyroid Cancer (Selumetinib — MEK inhibitor)

Thyroid cancer has become the fastest-increasing cancer in the U.S. with estimates of 60 thousand new cases and 1,850 deaths in 2013. The rapid increase in incidence rates is thought to be largely due to increased and earlier detection. Thyroid cancer strikes relatively young patients, with most initial diagnoses between ages 20 and 54, and occurs two to three times more often in women than in men, placing it as the fifth most common malignancy diagnosed in women.

Most thyroid cancers can be treated successfully with an overall five-year survival rate of 96%. However, even when therapy is successful, the disease remains burdensome and potentially lethal; patients must be tested routinely for the rest of their life, with as many as 35% of thyroid cancers recurring, one-third of which occur more than 10 years after initial treatment.

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

Novel therapies that target the RAS/RAF/MEK/ERK pathway and specific molecular abnormalities such as BRAF and NRAS mutations have a strong scientific underpinning for activity in this disease, with BRAF mutations in approximately 39%, and NRAS mutations in approximately 7% of thyroid cancers. In a pilot study published in the February 14, 2013 edition of the New England Journal of Medicine, selumetinib has shown positive therapeutic activity in patients with RAI-refractory disease. Based on these results, AstraZeneca has announced a pivotal trial combining selumetinib with radioactive iodine in the treatment of differentiated thyroid cancer.

Low-Grade Serous Ovarian Cancer (MEK162 — MEK Inhibitor)

Ovarian cancer is the ninth most common cancer among women, the fifth leading cause of cancer-related death among women and is the deadliest of gynecologic cancers. Serous ovarian cancer represents the largest group of ovarian cancer and is considered to consist of two main subtypes: low-grade and high-grade. LGSOC represents up to 10% of ovarian cancer diagnoses and it is estimated that over 10 thousand women are living with the disease in the U.S. and Europe.

Women diagnosed with LGSOC are generally diagnosed at a younger age and live longer, but have a lower response rate to conventional chemotherapy compared to high-grade serous ovarian cancer patients. Treatment for these patients involves surgery and multiple anti-cancer regimens for advanced disease. Following first-line treatment with a platinum-based regimen, less than 4% of patients show a response to additional rounds of chemotherapy. Historic data suggest a median progression-free survival of only seven months for this population. This along with the relative chemo-resistant nature of this disease underscores the high unmet need among these patients.

At the 2012 American Association for Cancer Research Annual Meeting, or AACR, proof-of-concept data on selumetinib was presented showing an overall response rate of 15% and clinical benefit rate of 81% in patients with platinum-resistant LGSOC. When compared with historic data related to chemotherapy and hormonal therapy, two commonly used treatments for LGSOC, treatment with a MEK inhibitor demonstrated improved clinical activity and in a more heavily pre-treated population.

Based on this data and other research, Array has advanced MEK162 in this extremely high unmet need patient population with the MILO study under our License Agreement with Novartis.

Pain and Inflammatory Diseases Market

Pain and inflammation are closely interrelated, yet present distinct challenges and opportunities. Pain remains one of the most pressing, as well as largest therapeutic areas to address, including a wide spectrum of acute, sub-acute and chronic pain conditions ranging from acute postoperative pain to chronic osteoarthritis pain. Although well established, the pain field continues to evolve and specialize, as the etiology of pain is recognized as being increasingly complex. Many medications, procedures and devices are marketed to address different forms of pain exist, yet pain remains an area of significant unmet need. In recent years, with the exception of the introduction of antidepressant drugs such as Cymbalta® (duloxetine) and the antiepileptics Neurontin® (gabapentin) and Lyrica® (pregabalin), drug development in pain has been rather limited. Instead, drug development has focused largely around reformulations and alternate delivery mechanisms to provide improved safety/tolerability/drug abuse prevention among the leading existing classes of opioids and NSAIDs.

Inflammation is a natural biologic response to injury or infection that, under normal conditions, resolves during healing or clearing. Unregulated inflammation results in a broad range of conditions, most of which are classified by the tissue or organ where the inflammation occurs. These conditions include: respiratory diseases such as asthma, allergic rhinitis, and chronic obstructive pulmonary disease; dermatological conditions such as psoriasis and atopic dermatitis; gastrointestinal disorders such as Crohn's disease and ulcerative colitis; musculoskeletal disorders such as rheumatoid arthritis, systemic lupus erythematosus, gout and spondyloarthropathies such as psoriatic arthritis and ankylosing spondylitis. Similar to the pain market, there are a wide range of drug treatment options and delivery mechanisms depending on the specific condition. Yet even in acknowledged “crowded” disease areas such as asthma, there still remains a significant unmet need in specific populations such as those with severe, refractory and difficult-to-control asthma.

Pain (ARRY-797 — p38 inhibitor)

Patients are treated for almost 320 million cases per year of acute and sub-acute pain in the U.S. alone. Acute and sub-acute pain occurs under a broad set of circumstances including bone fractures, postoperative pain in planned surgical or trauma/emergency settings, severe migraine attacks, arthritis flares and breakthrough cancer pain. For example, surgical patients typically experience moderate to severe pain up to a few weeks after the procedure.

Chronic pain presents perhaps an even more significant burden, with about half of all adults experiencing chronic pain in their lifetime. According to a recent report to the U.S. Department of Health and Human Services by the Institute of Medicine, chronic pain affects an estimated 116 million adults in the U.S. and costs the nation up to $635 billion per year in medical treatment and lost productivity. Chronic pain, variously defined as a pain condition which persists or recurs for a duration of greater than three or greater than six months depending on the specific condition, includes a wide range of conditions including arthritic pain, inflammatory pain, chronic low back pain, fibromyalgia, neuropathic pain (e.g., post-herpetic neuralgia, painful diabetic neuropathy), chronic headache and cancer pain.

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

Few innovative pain therapeutics have successfully emerged from clinical development in recent years. We believe there is an opportunity for a novel drug with efficacy comparable to opioids, NSAIDs and COX-2 inhibitors for the treatment of patients who are intolerant of, or refractory to, these classes of drugs. Further, there is an opportunity in several inflammatory pain conditions affecting large populations, such as rheumatoid arthritis and ankylosing spondylitis, to offer additional pain relief over and above what current targeted therapeutics, such as TNFá inhibitors may provide.

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

Asthma (ARRY-502 — CRTh2 antagonist)

Asthma is a chronic condition of the airways that currently poses one of the more significant public health burdens. According to the American Lung Association, in 2009 an estimated 25 million individuals had asthma, resulting in approximately 3,500 deaths per year and nearly $56 billion in medical treatment and lost productivity. Worldwide, approximately 235 million people experience asthma and around 180 thousand deaths are attributed to the disease annually.

Asthma is a heterogeneous disease, caused by a combination of environmental and genetic factors, which can wax and wane, with varying frequency and severity among individual patients. Asthma triggers include: indoor allergens, outdoor allergens, tobacco smoke, chemical irritants, air pollution, cold air, extreme emotional arousal, aspirin, beta blockers and physical exercise. Many asthmatics have a genetic disposition for the disease. Allergic asthma represents approximately half of the asthma population and is associated with elevated IgE, mast cell degranulation, and activation of Th2, and eosinophils. The PGD2/CRTh2 axis plays a key role in the migration and activation of inflammatory cells leading to many symptoms of asthma including coughing, difficulty breathing and exacerbations.

Currently, for chronic treatment of asthma, there are a wide range of treatment options with a variety of delivery mechanisms. Despite the range of available therapies, there remains a significant need for a convenient, safe and effective therapy for patients with asthma. Specifically, oral medications may provide improved adherence relative to inhaled therapies.

The asthma market is projected to be flat through 2021, with sales of $14.7 billion in 2011 and $14.9 billion in 2021. Pricing pressure due to generic and/or branded-generic price erosion and increased product competition will constrain the market, but the uptake of high-priced, once-daily, long-acting beta2 agonist, or LABA/inhaled corticosteroid, or ICS, combinations and novel anticytokine agents will help offset these constraining factors from 2014 to 2021.

Although there are a number of drug classes being explored for the treatment of asthma, there are currently no approved drugs directly targeting the PGD2/CRTh2 axis, which is present in about half of the asthma population. Array is developing a novel oral drug, ARRY-502, an antagonist of the CRTh2 receptor, which, if proven safe and effective, could allow for targeted treatment for asthma patients with the Th2 gene signature across mild, moderate, and severe disease.

Research and Development for Proprietary Drug Discovery

Our primary research efforts during fiscal 2013 were centered on the treatment of cancer and inflammatory disease. Going forward, we intend to focus our resources on development of our hematology/oncology programs. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2013, 2012 and 2011, we spent $59.4 million, $56.7 million and $63.5 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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
1 to 2 years
Phase 2	Establish effectiveness of the drug and its optimal dosage; continue safety evaluation	2 to 4 years
Phase 3	Confirm efficacy, dosage regime and safety profile of the drug; submit NDA	2 to 4 years
FDA Approval	Approval by the FDA to sell and market the drug under approved labeling	8 months to 2 years

Animal and other non-clinical studies are often conducted during each phase of human clinical studies. Proof-of-concept for a drug candidate generally occurs during Phase 2, after initial safety and efficacy data are established.

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

Discovery Research

We have a broad drug discovery platform with all the necessary capabilities to efficiently invent new chemical compounds. We continue to add to our breadth of knowledge, refine our processes and engage key scientists who enhance our current capabilities. Our translational medicine team designs and runs mechanistic studies in cell biology and pharmacology to provide insight into clinical development strategy, product differentiation and biomarker support for clinical development. Our discovery group has created high quality clinical candidates with every wholly-owned and, to our knowledge, every partnered, drug to reach the clinic to date having been shown to modulate its mechanistic target, as measured by an appropriate clinical biomarker.

Process Research, Development, Formulation and Manufacturing

We have built and we continue to enhance our process research and development and current Good Manufacturing Practices, or cGMP, manufacturing capabilities to accommodate the productivity of our research platform and support our clinical development plans. Our capabilities include formulations, physical form characterization and aspects of clinical supply manufacturing.

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

Information Technology

We believe that our information technology, or IT, capabilities provide a competitive advantage in each aspect of our business. Our IT capabilities are essential to increasing our productivity through capturing, organizing and providing appropriate information to improve decision-making. We accomplished our goal of creating a paperless discovery research environment, which has empowered our scientists to improve real-time decision making at the bench. Array has completed a clinical information system that parallels the comprehensive capabilities of our discovery system, providing company-wide access to real-time information for each clinical trial, as well as the entire drug portfolio. In addition to real-time study data, the system's information includes planned and actual screening/enrollment at the site level, budget and actual costs by types of activities, important events and milestones.

Competitors

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including large pharmaceutical companies with internal discovery and development functions, biotech companies with competing products in the therapeutic areas we are targeting and contract research organizations, or CROs, that perform many of the functions we perform under our collaborations. In addition, we face competition from other pharmaceutical and biotechnology companies seeking to out-license drugs targeting the same disease class or condition as our drug candidates are based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience, price and reimbursement potential. Therefore, we may be unable to enter into collaboration, partnering or out-licensing agreements on terms that are acceptable to us, or at all. We also compete with other clinical trials for patients who are eligible to be enrolled in clinical trials we or our partners are conducting, which may limit the number of patients who meet the criteria for enrollment and delay or prevent us or our partners from completing trials when anticipated. Because the timing of entry of a drug in the market presents important competitive advantages, the speed with which we are able to complete drug development and clinical trials, obtain regulatory approval and supply commercial quantities of drugs to the market will affect our competitive position. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, regulatory, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or products that are more effective, safer or less costly, or gain greater market acceptance, than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Government Regulation

Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the U.S. and other countries. Virtually all pharmaceutical products are subject to extensive pre- and post-market regulation, including regulation governing the testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion, and import and export of such products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable foreign regulatory agency or FDA requirements may result in warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

Development and Approval
In the U.S., prescription drug products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory agencies. Under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, the FDA must approve any new drug, including a new dosage form or new use of a previously approved drug, prior to marketing in the U.S. Approval requires extensive studies and submission of a large amount of data by the company. The approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approval for any of our product candidates on a timely basis, if at all.

Preclinical Testing. Before testing any drug in human subjects in the U.S., a company must develop extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with the FDA's Good Laboratory Practice, or GLP, regulations and the United States Department of Agriculture's Animal Welfare Act.

IND Application. Human clinical trials cannot commence until an Investigational New Drug, or IND, application is submitted and becomes effective. A company must submit pre-clinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials. Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board, or IRB, at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.
Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. During any of these phases, the sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial, at any time for a variety of reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Further, success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or prevent regulatory approval.

New Drug Application Submission and Review. After completing clinical testing of an investigational drug, a sponsor must prepare and submit a NDA for review and approval by the FDA. When an NDA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed.

The FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what FDA considers necessary for the safe use of the drug.
Before approving an NDA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial success of a drug or require post-approval commitments, including the completion within a specified time period of additional clinical studies, which often are referred to as “Phase 4” or “post-marketing” studies.
Post-approval modifications to the drug product, such changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.
Post-Approval Regulation
Even if regulatory approvals are granted, a marketed product is subject to continuing comprehensive requirements under federal, state and foreign laws and regulations, including reporting adverse events, recordkeeping and compliance with cGMP and marketing requirements. Adverse events reported after marketing of a drug can result in additional restrictions being placed on the use of a drug and, possibly, in withdrawal of the drug from the market. The FDA or similar agencies in other countries may also require labeling changes to products at any time based on new safety information. If ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market, the FDA may at any time withdraw product approval or take actions that would suspend marketing or approval. Additionally, the FDA may require post-marketing studies or clinical trials if new safety information develops.

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product‑specific regulations enforced by the FDA and other regulatory agencies. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution.
Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities and may include civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
Other Requirements. In addition, companies that manufacture or distribute drug products or that hold approved NDAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records.
Hatch-Waxman Act
If drug candidates we develop are approved for commercial marketing under an NDA by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act." The Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products. In addition, the Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated). The period of marketing exclusivity may be shortened, however, by a successful patent challenge. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

Orphan Drug Exclusivity
The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals annually in the U.S. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

Fast Track and Breakthrough Therapy Designations.

Certain of our product candidates may qualify for Fast Track designation. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product's development, and may benefit from other FDA programs intended to expedite development and review, such as priority review (i.e., a six-month review goal, rather than the standard 10-month timeframe) and accelerated approval (i.e., approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit).
Certain of our product candidates also may qualify for Breakthrough Therapy designation, which is intended to expedite the development and review of drugs for serious or life-threatening conditions.  The criteria for breakthrough therapy designation require preliminary clinical evidence showing that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. If a drug receives Breakthrough Therapy designation, it will be eligible to all of the benefits of Fast Track designation. In addition, such designated drugs are eligible for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance.
Even if a product qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Biological Samples

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
Privacy

Most health care providers, including research institutions from whom we or our partners obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the recent amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies' activities in other countries. Such laws include the EU Directive 95/46/EC on the protection of individuals with regard to the processing of personal data, as well as individual EU Member States, implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA's or the EU's disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals' health information.

United States Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, together the Healthcare Reform Act, was adopted in the U.S. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business if we or our partners commercialize our products in the future include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. In addition, continued implementation of the Healthcare Reform Act may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues from products that we or our partners commercialize in the future. For example, as part of the Healthcare Reform Act's provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this coverage gap. Medicare Part D is a prescription drug benefit available to all Medicare beneficiaries. It is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries. The Healthcare Reform Act also makes changes to the Medicaid Drug Rebate Program, discussed in more detail below, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products.

Many of the Healthcare Reform Act's most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations, some of which have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to certain provisions of the Healthcare Reform Act. The Supreme Court's decision upheld most of the Healthcare Reform Act; however, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state's current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court's ruling, it is unclear how many states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there likely will be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs. Where patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. The Administration has also announced delays in the implementation of key provisions of the Healthcare Reform Act. The implications of these delays for our and our partners' business and financial condition, if any, are not yet clear.

Pharmaceutical Pricing and Reimbursement

In U.S. markets, our ability and that of our partners to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the U.S., governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with such studies, any of our products that are commercialized may be considered less safe, less effective or less cost-effective than other products, and third-party payors may not provide coverage and reimbursement, in whole or in part, for our products.

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system and reimbursement systems in ways that could impact our ability and that of our partners to profitably sell commercialized products.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price and Actual Acquisition Cost. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover any of our products that are commercialized.

In addition, we anticipate that a significant portion of our or our partners' revenue from sales of commercialized products will be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for products we are able to commercialize under those programs would have a material adverse effect on revenues and royalties from sales of such products.

Interactions with Healthcare Providers

Healthcare providers, physicians and others often play a primary role in the recommendation and prescription of pharmaceutical products. Manufacturers of branded prescription drugs are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The Healthcare Reform Act amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

•
the federal False Claims Act imposes criminal and civil penalties and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the federal False Claims Act.

•
the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires pharmaceutical manufacturers to engage in extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data.

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, apply to sales or marketing arrangements and activities, including the provision of gifts, meals, or other items to certain health care providers, and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payor.

Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

Efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products. If a manufacturer's operations, including activities conducted by its sales team, are found to be in violation of any of these laws or any other governmental regulations that apply to the company, the company may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of operations.

Other Regulatory Requirements

We are also subject to regulation by other regional, national, state and local agencies, including the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. Our current and future partners are subject to many of the same requirements.

In addition, we are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the U.S. Department of Agriculture, or USDA, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, and regulations under other federal, state and local laws.

Violations of any of the foregoing requirements could result in penalties being assessed against us. We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the U.S. Department of Agriculture, or USDA, and regulations under other federal, state and local laws. Violations of any of these requirements could result in penalties being assessed against us.

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

Employees

As of June 30, 2013, we had 265 full-time employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good. On August 5, 2013, we reduced our workforce by approximately 20% through a reduction of 37 employees in research and development related departments and 15 employees in general and administrative related departments.

Our Corporate Information

Our principal executive offices are located at 3200 Walnut Street, Boulder, Colorado 80301 and our phone number is (303) 381-6600. We were founded in 1998 and became a public company in November 2000. Our stock is listed on the NASDAQ Global Market under the symbol "ARRY."

Available Information

Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents we file with or furnish to the SEC are available free of charge (i) on the "Investor Relations" section of our website at http://www.arraybiopharma.com, or (ii) by sending a written request to Investor Relations at our corporate headquarters. Information on our website is not incorporated by reference into this report.

Additionally, the documents we file or furnish with the SEC are available free of charge at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549, or can be accessed free of charge on the website maintained by the SEC at http://www.sec.gov. Other information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330.

ITEM 1A.     RISK FACTORS

In addition to the other factors discussed elsewhere in this report and in other reports we file with the SEC, the following factors could cause our actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. In addition, other risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business and operations. If any of the following risks or such other risks occur, it could adversely affect our business, operating results and financial condition, as well as cause the value of our common stock to decline.

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

We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities and debt provided by our credit facilities and our recent convertible debt offering. We believe that our cash, cash equivalents and marketable securities as of June 30, 2013, and the anticipated receipt of up-front and milestone payments under new and existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. However, we will continue to depend on funding our operations from these sources for the foreseeable future. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for additional up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated, or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. In August 2013, we reduced our workforce by approximately 20% as part of our efforts to fund our discovery organization with strategic collaborations and focus internally on progressing our hematology and oncology programs to later stage development. If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or a part of the investment of our stockholders in our common stock and may result in a reduction in the value of our 3.00% convertible senior notes due 2020, or the 2020 notes. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our loan agreement with Comerica Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2013, we had an accumulated deficit of $632.7 million. We had net losses of $61.9 million, $23.6 million, and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

We may not receive royalty or milestone revenue under our partnership agreements for several years, or at all.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. Several of our partnership agreements provide for royalties on product sales. However, because none of our drug candidates have been approved for commercial sale, our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided for in our partnership agreements and we do not expect to receive any royalty revenue for several years, if at all. Similarly, drugs we select to commercialize ourselves or partner for later stage co-development and commercialization may not generate revenue for several years, or at all.

We or our partners may choose not to commercialize a drug candidate at any time during development, which would reduce or eliminate our potential return on investment for that drug.

At any time, we or our partners may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a program, we will not receive any future milestone payments or royalties relating to that program under our partnership agreement with that party. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side-effect profile, cost or other factors make it effective in treating disease or more beneficial than, or preferable to, other drugs on the market. Additionally, third-party payors, such as government health plans and health insurance plans or maintenance organizations, may choose not to include our drugs on their formulary lists for reimbursement. As a result, our drugs may not be used or may be used only for restricted applications.

Our partners have substantial control and discretion over the timing and the continued development and marketing of drug candidates we have licensed to them and, therefore, over the timing and whether we receive anticipated milestone payments and/or royalties.

Our partners have significant discretion in determining the efforts and amount of resources that they dedicate to our partnerships and, therefore, whether we will receive milestone payments and any royalties when anticipated, or at all. Our partners may decide not to proceed with clinical development or commercialization of a particular drug candidate for any number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our receipt of milestone payments and royalties from our partners depends on their abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our partners to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. In addition, we may not be apprised of the development or commercialization activities or strategies of our partners and, as a result, our assumptions regarding the anticipated receipt of milestone payments or royalties may be incorrect.

We face additional risks in connection with our partnerships, including the following:

•	partners may develop and commercialize, either alone or with others, products and services that are similar to, or competitive with, the products that are the subject of the partnership with us;

•	partners may not commit sufficient resources to the testing, marketing, distribution or other development of our drug candidates;

•
partners may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our intellectual property or proprietary information or expose us to potential liability;

•
partners may encounter conflicts of interest, changes in business strategy or other business issues which could adversely affect their willingness or ability to fulfill their obligations to us (for example, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries);

•
partners are subject to many of the risks described under the heading below "Risks Related to Our Industry" and any adverse effects on our partners in connection with their regulatory obligations could have a material adverse effect on our business, financial condition and ability to commercialize our products; and

•
disputes may arise between us and our partners delaying or terminating the research, development or commercialization of our drug candidates, resulting in significant litigation or arbitration that could be time-consuming and expensive, or causing partners to act in their own self-interest and not in the interest of holders of our securities.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our clinical and discovery programs through spending $580.2 million from our inception through June 30, 2013. In fiscal 2013, we spent $59.4 million in research and development for proprietary programs, compared to $56.7 million and $63.5 million for fiscal years 2012 and 2011, respectively. Many of our proprietary drug discovery programs are in an early stage of development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. To date, we have 10 active partner-funded clinical programs, and we plan to continue initiatives during fiscal 2014 to partner select clinical and preclinical stage programs to obtain additional capital or fund further development.

We may not be successful, however, in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promotion rights, as a result of factors, many of which are outside of our control. These factors include:

•	our ability to create valuable proprietary drugs targeting large market opportunities;

•	research and spending priorities of potential licensing partners;

•	willingness of and the resources available to pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;

•	the success or failure, and timing, of preclinical and clinical trials for our proprietary programs we intend to out-license; or

•	our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.

If we are unable to enter into out-licensing agreements and realize milestone, license and/or up-front fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock. In addition, insufficient funds may require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or holders of our securities than we would otherwise choose to obtain funding for our operations.

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

Many of our drug candidates are at early stages of development and we may not successfully develop a drug candidate that becomes a commercially viable drug.

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Many of our drug candidates are in the early stages of development, and our most advanced drug candidate is in early Phase 3 studies. We do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. At any time, we, the FDA or an IRB, may temporarily or permanently stop the trial, for a variety of reasons, principally for safety concerns. We or our partners may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

•	failure to achieve clinical trial results that indicate a candidate is effective in treating a specified condition or illness in humans;

•	presence of harmful side effects;

•	determination by the FDA that the submitted data do not satisfy the criteria for approval;

•	lack of commercial viability of the drug;

•	failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and

•	existence of alternative therapeutics that are more effective.

As our product candidates advance to later stage clinical trials, it is customary that various aspects of the development program, such as manufacturing, formulation and other processes, and methods of administration, are altered to optimize the candidates and processes as part of scale-up necessary for later stage clinical trials, approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct "bridging studies" to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional preclinical studies or clinical trials.

Our capital requirements could significantly increase if we choose to develop more of our proprietary programs internally.

We believe that the maximum value for certain proprietary drug candidates is best achieved by retaining the rights to develop and commercialize the candidate and not seeking a partner or by waiting until later in the development process to seek a partner to co-develop and commercialize or co-promote a product. It is difficult to predict which of our proprietary programs are likely to yield higher returns if we elect to develop them further before seeking a partner or to not seek a partner at all as a result of many factors, including the competitive position of the product, our capital resources, the perceived value among potential partners of the product and other factors outside of our control. Therefore, we may undertake and fund, solely at our expense, further development, clinical trials, manufacturing and marketing activities for a greater number of proprietary candidates than we planned, which may not result in a greater return to Array than if we had chosen to out-license those programs. In addition, we may choose not to out-license certain of our proprietary programs if we are unable to do so on terms that are favorable to us. As a result, our requirements for capital could increase significantly. We may be unable to raise additional required capital to fund this additional development on favorable terms, or at all, however, or we may be required to substantially reduce our development efforts, which would delay, limit or prevent our ability to commercialize and realize revenue from our drug candidates.

Because we rely on a small number of partners for a significant portion of our revenue, if one or more of our major partners terminates or reduces the scope of its agreement with us, our revenue may significantly decrease.

A relatively small number of partners account for a significant portion of our revenue. Amgen, Celgene, Genentech, Novartis and Oncothyreon accounted for 16%, 21%, 11%, 26% and 14%, respectively, of our total revenue for fiscal 2013. In fiscal 2012, Amgen, Celgene, Genentech and Novartis accounted for 34%, 7%, 41% and 16%, respectively, of our total revenue. We expect that revenue from a limited number of partners, including Genentech, Novartis and Celgene, will account for a large portion of our revenue in future quarters. In general, our partners may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons or no reason, which would eliminate future milestone or royalty revenue under the collaboration.

If our drug discovery and development programs do not progress as anticipated, our revenue, stock price and the value of the 2020 notes could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by Array or our partners may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for and the rate of patient enrollment in, clinical trials and the development priorities of our partners. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our partners concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our partners do not achieve milestones when anticipated, or if our partners choose to terminate a program, we may not achieve our planned revenue and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 265 employees as of June 30, 2013, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new partners and retaining, renewing and expanding existing partnerships, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel. In addition, we periodically review our existing workforce in light of the current and anticipated needs of our business and may make strategic changes to its size and scope in an effort to use our capital more efficiently.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Ron Squarer, our Chief Executive Officer; Dr. Mike Needle, our Chief Medical Officer; Dr. Kevin Koch, our President and Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days’ prior notice.

Risks Related to Our Clinical Development Activities and Obtaining Regulatory Approval for Our Programs

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We began a Phase 3 trial in June 2013 on MEK162 in low-grade serous ovarian cancer, but we have not previously conducted a Phase 3 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals and we may not be successful in some or all of these activities. In addition, in deciding to pursue development of ovarian cancer in the Phase 3 MILO study, we relied on broad based activity that has been shown for MEK162 in other indications and known prior results with other inhibitors, including MEK inhibitors that have shown activity in ovarian cancer. Consequently, we do not have direct clinical information that MEK162 will be effective in treating the proposed patient population. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. We expect to expend significant amounts to recruit and retain high quality personnel with clinical development experience. Developing commercialization capabilities would be expensive and time-consuming and could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third-party clinical investigators, or clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

If we or our partners fail to adequately conduct clinical trials, regulatory approvals necessary for the sale of drugs may not be obtained when anticipated, or at all, which would reduce or eliminate our potential return on that program.

Before any of our drug candidates can be sold commercially, we or our partners must conduct clinical trials that demonstrate that the drug is safe and effective for use in humans for the indications sought. The results of these clinical trials are used as the basis to obtain regulatory approval from government authorities such as the FDA. Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use and therefore, we may spend as much as several years completing certain trials. Further, the time within which we or our partners can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We and our partners also face competition with other clinical trials for eligible patients. As a consequence, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of clinical trials that may delay or prohibit regulatory approval of our drug candidates. Even if we or our partners successfully conduct clinical trials, we or our partners may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

In addition, we plan to conduct further clinical trial activities in territories outside the U.S. through third-party clinical trial service providers that contract with clinical sites and enroll patients in foreign jurisdictions, including Eastern Europe and South America, and may do so in new geographic locations where our experience conducting clinical trials is more limited. Some of these foreign jurisdictions may impose requirements on us or our third-party clinical trial service providers or contract manufacturers that are more stringent than those imposed by the FDA, which may delay the development and approval of our drug candidates.

If we or our partners fail to adequately manage the increasing number, size and complexity of clinical trials, the clinical trials and corresponding regulatory approvals may be delayed or we or our partners may fail to gain approval for our drug candidates altogether. If we or our partners are unable to market and sell our drug candidates or are unable to obtain approvals in the time frame needed to execute our product strategies, our business and results of operations would be materially adversely affected.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

Delays in the commencement or completion of clinical testing of our products or products of our partners, including any Phase 3 or pivotal trials for MEK162 (partnered with Novartis), ARRY-520, ARRY-614, selumetinib (partnered with AstraZeneca) and danoprevir (partnered with Intermune/Roche Holding AG), could significantly affect our product development costs and our ability to generate revenue from our partnered programs. We do not know whether the FDA will approve the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to the ability of Array or our partners to do the following:

•	provide sufficient safety, efficacy or other data regarding a drug candidate to support the commencement of a Phase 3 or other clinical trial;

•
reach agreement on acceptable terms with prospective drug manufacturers, CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	select CROs, trial sites and, where necessary, contract manufacturers that do not encounter any regulatory compliance problems;

•	manufacture sufficient quantities of a product candidate for use in clinical trials;

•	obtain IRB approval to conduct a clinical trial at a prospective site;

•
recruit and enroll patients to participate in clinical trials, which can be impacted by many factors outside our or our partners’ control, including competition from other clinical trial programs for the same or similar indications; and

•	retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us or our partner, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements, including GCP or our clinical protocols;

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

Drug candidates that we develop with our partners or on our own may not receive regulatory approval.

The development and commercialization of drug candidates for our partners and our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our partners may decide to repeat or redesign a trial or discontinue development of a drug candidate.

Approval of a drug candidate as safe and effective for use in humans is never certain and regulatory agencies may delay or deny approval of drug candidates for commercialization. These agencies may also delay or deny approval based on additional government regulation or administrative action, on changes in regulatory policy during the period of clinical trials in humans and regulatory review or on the availability of alternative treatments. Similar delays and denials may be encountered in foreign countries. None of our partners have obtained regulatory approval to manufacture and sell drug candidates owned by us or identified or developed under an agreement with us. If we or our partners cannot obtain this approval, we will not realize milestone or royalty payments based on commercialization goals for these drug candidates.

In light of widely publicized events concerning the safety of certain drug products, such as Avandia® (rosiglitazone), regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential post-marketing drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS that may, for instance, restrict distribution of drug products and impose burdensome implementation requirements on us. Although drug safety concerns have occurred over time, the increased attention to this issue may result in a more cautious approach by the FDA. As a result, data from clinical trials may receive greater scrutiny with respect to safety than in years past. Safety concerns may result in the FDA or other regulatory authorities terminating clinical trials before completion or requiring longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Even if our drug candidates obtain regulatory approval, we and our partners will be subject to ongoing government regulation.

Even if regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing and sale of these drugs will be subject to strict and ongoing regulation. If we, our parters, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; or seek other monetary or injunctive remedies.

Compliance with ongoing regulation consumes substantial financial and management resources and may expose us and our partners to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates a clinical benefit to patients, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials, changes in labeling or distribution, or we may be required by the FDA to develop and implement a REMS to ensure the safe use of our products. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

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

In addition, the marketing of these drugs by us or our partners may be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. Our promotional activities will be regulated by federal and state laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order, purchase or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of fraud and abuse laws can result in costly litigation, fines and/or imprisonment or exclusion from participation in federal health care programs and burdensome reporting and compliance obligations.

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

All facilities and manufacturing processes used in the production of API, and drug products for clinical use in the U.S., must be operated in conformity with cGMP as established by the FDA. Similar requirements in other countries exist for manufacture of drug products for clinical use. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we or any contract manufacturers we use fail to comply with these requirements, we may not be able to continue the production of our products and we could be subject to civil and criminal fines and penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. We operate a clinical-scale manufacturing facility that we believe conforms to cGMP requirements. This facility and our cGMP practices may be subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements or specifications of other countries and/or of our partners, which may exceed applicable regulatory requirements. Failure on our part to comply with applicable regulations and specific requirements or specifications of other countries and/or our partners could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products and criminal prosecution. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

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

In addition, our pharmacology facility may be subject to FDA Good Laboratory Practices, or GLP, and United States Department of Agriculture, or USDA, regulations for certain animal species. Failure on our part to comply with applicable regulations and specific requirements of our partners could result in the termination of ongoing pharmacology research. Material violations of GLP and USDA requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our pharmacology facility for certain species.

We or third-party manufacturers we rely on may encounter failures or difficulties in manufacturing or formulating clinical commercial supplies of drugs, which could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

We and third parties manufacture our drug candidates. We also from time to time manufacture drug candidates for our partners. We do not have manufacturing facilities that can produce sufficient quantities of API and finished drug product for large-scale clinical trials. We frequently contract with third-party manufacturers to produce larger quantities of API for us. Some of these manufacturers are located outside the U.S. and may obtain ingredients from suppliers in other foreign countries before shipping the bulk API to Array in the U.S. Cross-border shipments of pharmaceutical ingredients and products are subject to regulation in the U.S. by the FDA and in foreign jurisdictions, including, in the EU, under laws adopted by the EU Member States implementing the Community Code on Medicinal Products Directive 2001/83, as amended. These foreign regulations generally impose various requirements on us and/or our third-party manufacturers. In some cases, for example in the EU, there are cGMP requirements that exceed the requirements of the FDA. In other cases, we must provide confirmation that we are registered with the FDA and have either a Notice of Claimed Investigational Exemption for a New Drug or IND application or an approved NDA. Third-party manufacturers may lack capacity to meet our needs, go out of business or fail to perform. In addition, supplies of raw materials needed for manufacturing or formulation of clinical supplies may not be available or in short supply.

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

Any performance failure on the part of us or a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our or our partners’ drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug candidates is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

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

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, or DEA, and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If we or one of our manufacturers fail to maintain compliance, we or they could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

Our development, testing and manufacture of drug candidates may expose us to product liability and other lawsuits.

We develop, test and manufacture drug candidates that are generally intended for use in humans. Our drug discovery and development activities, including clinical trials we or our partners conduct, that result in the future manufacture and sale of drugs by us or our partners expose us to the risk of liability for personal injury or death to persons using these drug candidates. We may be required to pay substantial damages or incur legal costs in connection with defending any of these product liability claims, or we may not receive revenue from expected royalty or milestone payments if the commercialization of a drug is limited or ceases as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage up to $10 million per occurrence and in the aggregate, which we believe is customary in our industry for our current operations. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. We may be unable to acquire additional or maintain our current insurance policies at acceptable costs or at all.

Due to our reliance on CROs and other third parties to conduct our clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

We rely primarily on third parties to manufacture API and drug product and to conduct our clinical trials. As a result, we have had and will continue to have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes, as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract manufacturing or contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Controls we or our third-party service providers have in place to ensure compliance with laws may not be effective to ensure compliance with all applicable laws and regulations.

The discovery and development of our products, together with our general operations, are subject to extensive regulation in the U.S. by state and federal agencies and in foreign countries. Due to escalating costs and difficulties associated with conducting certain types of clinical trials in the U.S., we conduct certain clinical trials in foreign locations where we have little experience, including countries in Eastern Europe and South America. We expect that we typically will conduct these trials through third-party clinical trial service providers. In addition, we purchase from third-party suppliers and manufacturers that are located outside the U.S., principally countries in Europe, intermediate and bulk API that are used in our development efforts and we contract with third-party service providers to prepare finished drug product, including packaging and labeling. As a result, we and our contractors are subject to regulations in the U.S. and in the foreign countries in which the API is sourced and manufactured relating to the cross-border shipment of pharmaceutical ingredients. Although we have developed and instituted controls, we, our employees, our consultants or our contractors may not be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. Further, we have a limited ability to monitor and control the activities of third-party service providers, suppliers and manufacturers to ensure compliance by such parties with all applicable regulations and/or laws. We may be subject to direct liabilities or be required to indemnify such parties against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our employees, consultants or contractors fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

If our use of chemical and hazardous materials violates applicable laws or regulations or causes personal injury we may be liable for damages.

Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous. Our use, storage, handling and disposal of these materials is subject to federal, state and local laws and regulations, including the

Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes and regulations promulgated by the Department of Transportation, the DEA, the Department of Energy, the Colorado Department of Public Health and Environment and the Colorado Department of Human Services, Alcohol and Drug Abuse Division. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot completely eliminate the risk of accidental contamination or injury from these materials, which could result in material unanticipated expenses, such as substantial fines or penalties, remediation costs or damages, or the loss of a permit or other authorization to operate or engage in our business. Those expenses could exceed our net worth and limit our ability to raise additional capital.

Our operations could be interrupted by damage to our specialized laboratory facilities.

Our operations depend on the continued use of our highly specialized laboratories and equipment in Boulder and Longmont, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these locations is limited and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our partners. We maintain business interruption insurance in the amount of $15 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our partners’ needs in a timely manner could create.

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

Our capabilities include aspects of the drug discovery process that pharmaceutical and biotechnology companies have traditionally performed internally. The willingness of these companies to expand or continue drug discovery collaborations to enhance their research and development process is based on several factors that are beyond our control, any of which could cause our revenue to decline. These include their ability to hire and retain qualified scientists, the resources available for entering into drug discovery collaborations and the spending priorities among various types of research activities. In addition, our ability to convince these companies to use our drug discovery capabilities, rather than develop them internally, depends on many factors, including our ability to:

•	develop and implement drug discovery technologies that will result in the identification of higher quality drug candidates;

•	attract and retain experienced, high caliber scientists;

•	achieve timely, high-quality results at an acceptable cost; and

•	design, create and manufacture our chemical compounds in quantities, at purity levels and at costs that are acceptable to our partners.

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

We have entered into several research and development collaborations under which we provide drug discovery and development services to identify drug candidates for our partners. We also seek to identify and develop drug candidates for our proprietary programs. It is uncertain whether we will be able to provide drug discovery more efficiently or create high quality drug candidates that are suitable for our or our partners' purposes, which may result in delayed or lost revenue, loss of partners or failure to expand our existing relationships. Our ability to create viable drug candidates for ourselves and our partners depends on many factors, including the implementation of appropriate technologies, the development of effective new research tools, the complexity of the chemistry and biology, the lack of predictability in the scientific process and the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe allows our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates.

Risks Related to Our Industry

The concentration of the pharmaceutical and biotechnology industry and any further consolidation could reduce the number of our potential partners.

There are a limited number of pharmaceutical and biotechnology companies and these companies represent a significant portion of the market for our capabilities. The number of our potential partners could decline even further through consolidation among these companies. If the number of our potential partners declines even further, they may be able to negotiate greater rights to the intellectual property they license from us, price discounts or other terms that are unfavorable to us.

Capital market conditions may reduce our biotechnology partners' ability to fund research and development.

Traditionally, many unprofitable biotechnology companies have funded their research and development expenditures through raising capital in the debt and equity markets. These markets have historically been volatile and declines in these markets may severely restrict their ability to raise new capital and to continue to expand or fund existing research and development efforts. If our current or future biotechnology partners are unable to raise sufficient capital to fund research and development expenditures, we may not be able to expand or maintain current revenue.

Health care reform, including those based on recently enacted legislation and cost control initiatives by third-party payors, could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, together the "Healthcare Reform Act" substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, mandatory discounts on pharmaceuticals under federal health care programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse enforcement. In addition, continued implementation of the Healthcare Reform Act may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act may negatively affect any revenues from products we or our partners are able to commercialize in the future. For example, as part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on drugs dispensed to beneficiaries within this coverage gap. Healthcare reform also expanded the number of safety net providers and hospitals that receive discounted pricing on outpatient medicines under the 340B program discussed further herein, which may result in manufacturers being required to sell more drugs at the discounted 340B price, and could have a material adverse effect on the sales and revenues of commercialized products.

Many of the Healthcare Reform Act's most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations, some of which have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act; however, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that chose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear how many states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact future sales of any products that are commercialized in the future and our business and results of operations. Where patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. In addition, the Administration has also announced delays in the implementation of key provisions of the Healthcare Reform Act. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.

Moreover, legislative changes to the Healthcare Reform Act remain possible. We expect that the Healthcare Reform Act, as currently enacted and as may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on the ability of Array or our partners to successfully commercialize product candidates or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could limit the prices that can be charged for drugs we develop or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies, or may facilitate the introduction of generic competition with respect to products we are able to commercialize, and so may limit our commercial opportunity and reduce any associated revenue and profits.

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

Also, we expect managed care plans will continue to put pressure on the pricing of pharmaceutical and biopharmaceutical products due to a trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Cost control initiatives could decrease the price that we, or any potential partners, receive for any of our future products, which could adversely affect our profitability. These initiatives may also have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to in-licensing drug candidates and the research and development of new drugs, which could reduce our resulting revenue. Any cost containment measures or other reforms that are adopted could have a negative impact on our ability to commercialize successfully our products or could limit or eliminate our spending on development of new drugs and affect our profitability.

Other legislation affecting government expenditures more broadly have the potential to affect negatively our product revenues and prospects for continued profitability. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. These cuts could adversely impact payment for products that we or our partners are able to commercialize, which could negatively impact our revenue.

We, or our partners, may not obtain favorable reimbursement rates for our drug candidates.

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

In addition, the market for our drug candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies can result in downward pricing pressures on pharmaceutical companies. As such, we cannot provide assurances that our products will be placed on third-party payors' formularies. To the extent that our products are listed on third-party payors' formularies, we or our partners may not be able to negotiate favorable reimbursement rates for our products. If we, or our partners, fail to obtain an adequate level of reimbursement for our products by third-party payors, sales of the drugs would be adversely affected or there may be no commercially viable market for the products.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. As discussed below, to the extent that we or our partners participate in government pricing programs, recent legislative changes to the 340B drug pricing program, the

Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. We anticipate that a significant portion of revenue from sales of drugs that we or our partners are able to commercialize may be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for those products under those programs would have a material adverse effect on our sales revenues and royalties.

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

Our success depends in part on our ability to protect patents and maintain the secrecy of proprietary processes and other technologies we develop for the testing and synthesis of chemical compounds in the drug discovery process. We currently have numerous U.S. patents and patent applications on file with the U.S. Patent and Trademark Office, as well as around the world.

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

Agreements we have with our employees, consultants and partners may not afford adequate protection for our trade secrets, confidential information and other proprietary information.

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

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA's criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA's disclosure standards. In addition, international data protection laws including the EU Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on our use and dissemination of individuals' health information. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Pharmaceutical companies are subject to significant ongoing health care regulatory obligations and oversight, which may result in significant additional expense and limit our or their ability to commercialize our products.
If we or any partners fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any partners' ability to commercialize our products and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

Risks Related to Our Stock

Our quarterly operating results could fluctuate significantly, which could cause our stock price and the value of the 2020 notes to decline.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Entering into partnerships typically involves significant technical evaluation and/or commitment of capital by our partners. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including partners' budgetary constraints and internal acceptance reviews and a significant portion of our revenue from these partnerships is attributable to up-front payments and milestones that are non-recurring. Further, some of our partners can influence when we deliver products and perform services or milestones are achieved and, therefore, when we receive revenue, under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. If we do not meet analysts' and/or investors' expectations, our stock price and the value of our 2020 notes could decline.

Because our stock price may be volatile, our stock price and the value of our 2020 notes could experience substantial declines.

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low sales prices for our common stock were $6.56 and $3.25, respectively, during fiscal 2013; $4.10 and $1.58, respectively, during fiscal 2012; and $3.60 and $2.05, respectively, during fiscal 2011. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our partners are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our partners, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock and the value of our 2020 notes. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock and are restricted in our ability to do so under our Loan and Security Agreement with Comerica Bank. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Certain provisions in the 2020 notes and the related indenture as well as Delaware law and our organizational documents could delay or prevent an otherwise beneficial takeover or takeover attempt of us, which may not be in the best interests of our stockholders.

Certain provisions in the 2020 notes and the indenture, as well as certain provisions of Delaware law and our organizational documents could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change, holders of the 2020 notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2020 notes in connection with such make-whole fundamental change.

Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our Board of Directors to issue shares of common stock and preferred stock without stockholder approval; (ii) the ability of our Board of Directors to establish the rights and preferences of authorized and unissued preferred stock; (iii) a Board of Directors divided into three classes of directors serving staggered three year terms; (iv) permitting only the Chairman of the Board of Directors, the Chief Executive Officer, the president or the Board of Directors to call a special meeting of stockholders; and (v) requiring advance notice of stockholder proposals and related information. In any of these cases, and in other cases, our obligations under the 2020 notes and the indenture, as well as provisions of Delaware law and our organizational documents and other agreements could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We are headquartered in Boulder, Colorado, where we lease 150 thousand square feet of office and laboratory space under a lease that expires in July 2016. We lease 78 thousand square feet of laboratory space in Longmont, Colorado under a lease that expires in August 2016. As of June 30, 2013, we were utilizing 58 thousand square feet in our Longmont facility as discussed further under Note 11 – Restructuring Charges to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. We also lease 11 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2014. We have options to extend each of the leases for up to two terms of five years each.

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

Market Information, Holders of Record and Dividends

Our common stock trades on the NASDAQ Global Market under the symbol "ARRY." The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

Fiscal Year Ended June 30, 2013	High	Low
First Quarter	$6.16	$3.30
Second Quarter	$6.17	$3.25
Third Quarter	$5.00	$3.66
Fourth Quarter	$6.56	$4.42

Fiscal Year Ended June 30, 2012	High	Low
First Quarter	$2.66	$1.95
Second Quarter	$2.87	$1.58
Third Quarter	$3.41	$1.98
Fourth Quarter	$4.10	$3.00

As of July 31, 2013, there were approximately 56 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our Loan and Security Agreement with Comerica Bank restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Stock Performance Graph

This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2013. The graph assumes that $100 was invested on June 30, 2008 in the common stock of Array, the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Array BioPharma Inc.	NASDAQ Composite Index	NASDAQ Pharmaceutical Index	NASDAQ Biotechnology Index
6/30/2008	100.00	100.00	100.00	100.00
9/30/2008	163.40	89.78	103.43	103.47
12/31/2008	86.17	69.15	96.57	96.34
3/31/2009	56.17	67.15	87.51	87.85
6/30/2009	66.81	80.56	95.65	94.84
9/30/2009	50.64	93.21	105.39	105.54
12/31/2009	59.79	99.97	103.71	104.28
3/31/2010	58.30	105.48	111.08	112.41
6/30/2010	64.89	93.30	93.50	95.27
9/30/2010	68.72	105.24	102.83	104.59
12/31/2010	63.62	118.12	110.29	113.23
3/31/2011	65.11	124.05	115.59	119.69
6/30/2011	47.66	124.28	124.56	129.19
9/30/2011	41.49	108.68	108.90	112.51
12/31/2011	45.96	117.71	121.01	124.15
3/31/2012	72.45	139.13	140.94	143.08
6/30/2012	73.83	132.47	148.06	148.54
9/30/2012	124.36	140.92	165.97	165.98
12/31/2012	79.15	137.17	162.74	164.26
3/31/2013	104.47	149.02	199.13	199.06
6/30/2013	96.60	155.74	212.34	212.73

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements. These historical results do not necessarily indicate future results. You should read the selected financial data along with our financial statements and related notes, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. Amounts are in thousands except per share data:

	Year Ended June 30,
	2013	2012	2011	2010	2009
Revenue
License and milestone revenue	$56,726	$71,249	$53,426	$32,485	$7,754
Collaboration revenue	12,854	13,886	18,475	21,395	17,228
Total revenue	69,580	85,135	71,901	53,880	24,982
Operating expenses
Cost of partnered programs	30,078	24,261	28,916	28,322	19,855
Research and development for proprietary programs	59,420	56,719	63,498	72,488	89,560
General and administrative	19,624	15,202	16,261	17,121	18,020
Total operating expenses	109,122	96,182	108,675	117,931	127,435
Loss from operations	(39,542)	(11,047)	(36,774)	(64,051)	(102,453)
Other income (expense)
Realized gains (losses) on auction rate securities, net	—	—	1,891	1,305	(17,742)
Loss on prepayment of long-term debt, net	(11,197)	(942)	(6,340)	—	—
Interest income	55	32	406	864	2,116
Interest expense	(11,258)	(11,624)	(15,507)	(15,749)	(10,024)
Total other expense, net	(22,400)	(12,534)	(19,550)	(13,580)	(25,650)
Loss before income taxes	(61,942)	(23,581)	(56,324)	(77,631)	(128,103)
Income tax benefit	—	—	—	—	288
Net loss	$(61,942)	$(23,581)	$(56,324)	$(77,631)	$(127,815)
Weighted average shares outstanding – basic and diluted	107,794	70,619	55,447	50,216	47,839
Net loss per share – basic and diluted	$(0.57)	$(0.33)	$(1.02)	$(1.55)	$(2.67)

	June 30,
	2013	2012	2011	2010	2009
Cash, cash equivalents and marketable securities	$108,706	$89,650	$64,708	$128,869	$57,488
Working capital (deficit)	$70,732	$17,171	$754	$39,367	$(5,378)
Total assets	$135,988	$108,073	$89,374	$159,179	$95,055
Long-term debt, net	$99,021	$92,256	$91,540	$112,825	$83,170
Total stockholders' deficit	$(21,909)	$(85,806)	$(130,858)	$(116,678)	$(73,701)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing partnership or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2013 refers to the fiscal year ended June 30, 2013.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Array is evolving into a late-stage development company and is generating data to support our upcoming Phase 3 / pivotal trial decisions.  Novartis International Pharmaceutical Ltd. began a Phase 3 trial evaluating Array-invented MEK162 in NRAS-mutant melanoma in July 2013 and expects to begin a Phase 3 trial in BRAF-mutant melanoma in 2013.  In addition, Array began a Phase 3 trial evaluating MEK162 in low-grade serous ovarian cancer under the License Agreement with Novartis in June 2013. AstraZeneca, PLC began a pivotal trial with Array-invented selumetinib in thyroid cancer in May 2013 and expects to begin a Phase 3 trial in non-small cell lung cancer in 2013. Three other Array-invented drugs are also approaching Phase 3 or pivotal trial decisions which are expected by the end of 2013. These include Array's wholly-owned drugs, ARRY-520 and ARRY-614, and one partnered program, danoprevir (with InterMune/Roche).

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	ARRY-520	KSP inhibitor for MM	Phase 2
2.	ARRY-614	p38/Tie2 dual inhibitor for MDS	Phase 1
3.	ARRY-797	p38 inhibitor for pain	Phase 2
4.	ARRY-502	CRTh2 antagonist for asthma	Phase 2

With our progress on ARRY-520 for MM and ARRY-614 for MDS, we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2014 and beyond. Therefore, we are seeking partners to advance our pain and asthma programs.

In addition, we have 10 ongoing partner-funded clinical programs, including two MEK inhibitors in Phase 2 or 3 clinical trials, MEK162 with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 2/pivotal
3.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
4.	ARRY-543/ASLAN001	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
5.	GDC-0068	AKT inhibitor for cancer	Genentech Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
8.	GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech Inc.	Phase 1b
9.	ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1
10.	GDC-0994	Undisclosed cancer target	Genentech Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of pain and other indications. In July 2013, we partnered with Loxo Oncology, Inc., a newly-formed, venture backed company, for continued development of certain preclinical compounds invented by Array in the field of oncology that Loxo will have the exclusive right to develop in clinical trials and to commercialize. Also in July, we partnered with Celgene Corporation to develop an Array-invented preclinical program targeting a novel inflammation pathway. We may out-license other select promising candidates through research partnerships in the future.

We have received a total of $600.5 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through June 30, 2013, including $143 million in initial payments from strategic agreements with Amgen, Genentech, Novartis and Oncothyreon that we entered into over the last four years. Our existing partnered programs entitle Array to receive a total of approximately $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from development or commercialization arrangements resulting from 10 partnered programs.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into partnerships directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals.

In general, our partners may terminate their collaboration agreements with 60 to 180 days' prior notice. Our Drug Discovery Collaboration Agreement and our License Agreement in oncology with Genentech can be terminated with 120 days' and 60 days' notice, respectively. Novartis may terminate portions of our License Agreement following a change in control of Array, and may terminate our agreement in its entirety or on a product-by-product basis with 180 days' prior notice. Oncothyreon may terminate our Development and Commercialization Agreement upon a material breach by Array that remains uncured after applicable cure periods.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview and Basis of Presentation – Concentration of Business Risks to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

We follow Accounting Standards Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010.

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

We recognize revenue from non-refundable up-front payments and license fees in license and milestone revenue on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term.

We defer up-front payments billed or received under our partnership and collaboration agreements, pending recognition over the applicable performance period. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying balance sheets, depending on the period during which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort. We record milestone payments as deferred revenue upon receipt or billing until recognized.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable up-front payments, license fees and milestone payments in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

See Note 5 – Deferred Revenue to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further information about our partnerships.

Cost of Partnered Programs and Research and Development Expenses for Proprietary Programs

Where our partnership agreements provide for us to conduct research and development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of our research and development costs to cost of partnered programs based on the percentage of total programs under the agreement that we conclude is likely to continue to be funded by the partner. The remaining costs are recorded in research and development expenses for proprietary programs. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a partner would continue to fund the same percentage of programs, we will adjust the future allocation accordingly.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively CROs. These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Convertible Senior Notes

In June 2013, we issued $132.3 million in aggregate principal amount of our 3.00% convertible senior subordinated notes due 2020. Our convertible senior notes are accounted for in accordance with Financial Accounting Standards Board, or FASB, ASC 470, formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 6 – Long-term Debt to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update, or ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. ASU No. 2011-05 provided companies with the option to present the components of net income and comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminated the option to present other comprehensive income in the statement of stockholders’ equity. We adopted ASU No. 2011-05 in the first quarter of fiscal 2013 using the single statement approach. As this guidance related to presentation only, our adoption did not have any other effect on our financial statements.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%

License revenue	$41,440	$52,006	$42,477	$(10,566)	(20)%	$9,529	22%
Milestone revenue	15,286	19,243	10,949	(3,957)	(21)%	8,294	76%
Total license and milestone revenue	$56,726	$71,249	$53,426	$(14,523)	(20)%	$17,823	33%

Fiscal 2013 compared to Fiscal 2012 – License revenue recognized during fiscal 2013 decreased compared to fiscal 2012. The majority of the revenue under our Chk-1 License Agreement with Genentech was recognized during fiscal 2012, resulting in a decrease of approximately $17.2 million between the comparable periods. Additionally, revenue recognized for the Amgen up-front fee was $9.8 million lower during fiscal 2013, as the Amgen up-front fee was fully recognized during the quarter ended December 31, 2012. The decreases were partially offset by additional revenue recognized during fiscal 2013 from the Celgene up-front payment and our new collaboration with Oncothyreon. Recognition of the Celgene up-front payment received in 2007 was accelerated during the fourth quarter of fiscal 2013 as our obligations were determined to be complete. Additionally, we entered into a Development and Commercialization Agreement with Oncothyreon under which we received and recognized a $10 million up-front payment for licenses during the fourth quarter of fiscal 2013. Please refer to Note 5 – Deferred Revenue – Oncothyreon Inc. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Milestone revenue decreased during fiscal 2013 compared to fiscal 2012. The decrease was due to reduced milestone revenue recognized under our collaboration with Amgen from which we recognized $1.3 million in fiscal 2013, compared with $7.2 million during the prior fiscal year when the $8.5 million milestone payment was actually received. Additionally, we recognized only $1.0 million from our collaboration with Genentech during fiscal 2013, compared with $4.5 million during fiscal 2012. Largely offsetting the decrease during the current year, was the recognition of $4.0 million of the $5 million milestone payment earned under our collaboration with Novartis as a result of the commencement of the first Phase 3 trial during the fourth quarter of fiscal 2013, as well as a $1.5 million milestone payment received from VentiRx for initiating a Phase 2 clinical study.

Fiscal 2012 compared to Fiscal 2011 – License revenue increased in fiscal 2012 compared to the prior year. We recognized increased license revenue of $20.9 million during fiscal 2012 due to our Llicense Agreement with Genentech for our Chk-1 program, ARRY-575. There was no corresponding revenue for the Chk-1 program in fiscal 2011. Partially offsetting this increase was reduced revenue from the suspended amortization of the up-front license fees previously received from Celgene following temporary suspension of the associated research activities.

Milestone revenue increased in fiscal 2012 over fiscal 2011 primarily due to the recognition of $7.2 million of the $8.5 million milestone payment we received from Amgen during the fourth quarter of fiscal 2012 for enrollment of patients in a Phase 2 study of AMG 151/ARRY-403. During fiscal 2012, we also recognized $1.3 million of additional revenue related to a full year of amortization for the $10 million Celgene milestone payment received in fiscal 2011.

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

Below is a summary of our collaboration revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%

Collaboration revenue	$12,854	$13,886	$18,475	$(1,032)	(7)%	$(4,589)	(25)%

Fiscal 2013 compared to Fiscal 2012 – Collaboration revenue decreased during fiscal 2013 compared to the prior year due to reduced revenues under our collaboration with Genentech and the completion of our funded discovery research under our collaboration with Amgen, which were largely offset by our new collaborations, as well as the additional funded research under our collaboration with Celgene.

Fiscal 2012 compared to Fiscal 2011 – Collaboration revenue decreased during fiscal 2012 due to fewer scientists engaged on our collaborations with Genentech and Amgen during the second half of fiscal 2012, compared to the same period in the prior year. The decrease was partially offset by revenue for full-time equivalents, or FTEs, working on our collaborations with Celgene and DNA BioPharma for which there was no corresponding revenue in fiscal 2011.

Cost of Partnered Programs

Cost of partnered programs represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our partners and the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other partnership-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs. In prior periods, we referred to cost of partnered programs as cost of revenue in our financial statements, notes and management's discussion and analysis of financial condition and results of operations.

Below is a summary of our cost of partnered programs (dollars in thousands):

				Change		Change
	Year Ended June 30,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%

Cost of partnered programs	$30,078	$24,261	$28,916	$5,817	24%	$(4,655)	(16)%
Cost of partnered programs as a percentage of total revenue	43%	28%	40%

Fiscal 2013 compared to Fiscal 2012 – Cost of partnered programs increased during fiscal 2013 compared to fiscal 2012 due to increasing costs to advance our MEK inhibitor through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations and our extended collaboration with Celgene. Reduced costs under our collaboration with Genentech partially offset the increases and were associated with engaging fewer scientists in the current fiscal year compared with fiscal 2012.

Cost of partnered programs as a percentage of total revenue increased for the current fiscal year, primarily because of the increased actual costs as noted above and the decreased license and milestone revenue recognized during the period.

Fiscal 2012 compared to Fiscal 2011 – Cost of partnered programs decreased during fiscal 2012 compared to fiscal 2011. The decrease was primarily the result of fewer scientists engaged on our collaborations with Genentech and Amgen during the second half of fiscal 2012. Cost of partnered programs decreased as a percentage of total revenue due to the increased license and milestone revenue recognized in fiscal 2012.

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

Below is a summary of our research and development expenses by categories of costs for the fiscal years presented (dollars in thousands):

				Change		Change
	Year Ended June 30,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Salaries, benefits and share-based compensation	$24,080	$22,832	$29,082	$1,248	5%	$(6,250)	(21)%
Outsourced services and consulting	19,634	17,680	13,843	1,954	11%	3,837	28%
Laboratory supplies	6,887	6,652	9,328	235	4%	(2,676)	(29)%
Facilities and depreciation	7,115	8,066	9,702	(951)	(12)%	(1,636)	(17)%
Other	1,704	1,489	1,543	215	14%	(54)	(3)%
	$59,420	$56,719	$63,498	$2,701	5%	$(6,779)	(11)%

Fiscal 2013 compared to Fiscal 2012 – Research and development expenses for proprietary programs increased during fiscal 2013 compared to fiscal 2012. The increase is the result of costs associated with the Phase 2 asthma study of ARRY-502 that concluded in July 2013, and focusing resources on our wholly-owned programs and progressing them through more advanced stages of clinical trials.

Fiscal 2012 compared to Fiscal 2011 – Research and development expenses for proprietary programs decreased during fiscal 2012 compared to the prior year. The decrease was the result of our new License Agreement with Genentech and our new Collaboration and License Agreement with ASLAN Pharmaceuticals, which resulted in the corresponding program costs shifting to the collaboration partner.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of partnered programs or research and development expenses for proprietary programs and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

Below is a summary of our general and administrative expenses (dollars in thousands):

				Change		Change
	Year Ended June 30,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%

General and administrative	$19,624	$15,202	$16,261	$4,422	29%	$(1,059)	(7)%

Fiscal 2013 compared to Fiscal 2012 – General and administrative expenses increased during the current fiscal year compared to the prior fiscal year. The increase was primarily related to compensation, benefits and costs to recruit certain leadership positions to help execute our strategic objectives. We also incurred approximately $400 thousand in additional costs during the current fiscal year to obtain and prosecute our patents and $456 thousand in additional costs for legal, business development consulting and other professional services.

Fiscal 2012 compared to Fiscal 2011 – General and administrative expenses decreased during fiscal 2012 compared to fiscal 2011. The decrease was primarily for lower compensation-related costs following the reduction in force during June 2011, as well as a reduction in stock compensation expense related to the termination of our former CEO. Partially offsetting these decreases were additional costs incurred to hire our new CEO and search fees for our new board member. Additionally, business-related tax expenses were down approximately $275 thousand.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

				Change		Change
	Year Ended June 30,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%

Realized gains on auction rate securities, net	$—	$—	$1,891	$—	—%	$(1,891)	(100)%
Loss on prepayment of long-term debt, net	(11,197)	(942)	(6,340)	(10,255)	(1,089)%	5,398	85%
Interest income	55	32	406	23	72%	(374)	(92)%
Interest expense	(11,258)	(11,624)	(15,507)	366	3%	3,883	25%
Total other expense, net	$(22,400)	$(12,534)	$(19,550)	$(9,866)	(79)%	$7,016	36%

Realized gains on auction rate securities, net relates to a gain recognized on the disposition of auction rate securities during the fiscal year ended June 30, 2011, compared to the carrying value. Loss on prepayment of long-term debt, net is associated with the write-off of debt discounts and debt transaction fees upon the early payment of principal under credit facilities we maintained with Deerfield Capital in the fiscal years ended June 30, 2012 and 2011, and the write-off of the remaining balances of debt discount and debt transaction fees associated with the Deerfield credit facilities upon full repayment in June 2013.

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Year Ended June 30,
	2013	2012	2011
Comerica Term Loan
Simple interest	$483	$489	$493
Amortization of fees paid for letters of credit	107	108	108
Total interest expense on the Comerica term loan	590	597	601

Convertible Senior Notes
Simple interest	221	—	—
Amortization of debt discount	259	—	—
Amortization of debt issuance costs	14	—	—
Total interest expense on the convertible senior notes	494	—	—

Deerfield Credit Facilities
Simple interest	6,078	6,492	8,637
Amortization of debt discounts and transaction fees	4,331	4,419	6,619
Change in fair value of the embedded derivatives	(235)	116	(350)
Total interest expense on the Deerfield credit facilities	10,174	11,027	14,906
Total interest expense	$11,258	$11,624	$15,507

Interest expense was comparable for the fiscal years ended June 30, 2013 and 2012, as the issuance of the convertible senior notes and early repayment of the credit facilities with Deerfield Capital did not occur until June 2013. Interest expense during fiscal 2012 was lower than fiscal 2011 due to a lower interest rate and lower average outstanding balance under the Deerfield credit facilities, as well as a reduced level of amortization for debt discounts following the modification to the Deerfield credit facilities in May 2011.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2013, we had an accumulated deficit of $632.7 million. We had net losses of $61.9 million, $23.6 million, and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

For the year ended June 30, 2013, our net cash used in operations was $87.1 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by credit facilities and our recent convertible debt offering. For example, we received net proceeds of approximately $128.1 million in June 2013 and $127.0 million during calendar year 2012 from an underwritten offering of convertible debt and underwritten public offerings of our common stock, respectively, after underwriting discounts, commissions and related offering expenses. Additionally, we have received $185.8 million from up-front fees and license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a Drug Discovery and Development Agreement with Celgene.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a Drug Discovery Collaboration Agreement with Genentech.

•	In June 2012, we received an $8.5 million milestone payment from Amgen under a Collaboration and License Agreement.

•	In June 2013, we received a $10 million up-front payment under a Development and Commercialization Agreement with Oncothyreon.

Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During fiscal 2013, we began paying our share of the combined development costs incurred since commencement of our agreement with Novartis for development of the MEK162 program, as discussed in Note 5 – Deferred Revenue – Novartis International Pharmaceutical Ltd. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. We paid $9.2 million to Novartis during the second quarter of fiscal 2013. During fiscal 2013, we committed to continue our co-development contribution through fiscal 2014; we have the right to opt out of paying our co-development contribution on an annual basis after fiscal 2014. We have reported a $11.0 million payable in the accompanying balance sheets as co-development liability for this obligation as of June 30, 2013, and we anticipate paying this amount to Novartis during the first half of fiscal 2014.

Management believes that our cash, cash equivalents and marketable securities as of June 30, 2013, and the anticipated receipt of up-front and milestone payments under new and existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Additionally, on August 5, 2013, we implemented a 20% reduction in our workforce.  Our estimates indicate that we will save approximately $3 million per quarter from this reduction, not including the one-time restructuring charge of approximately $2.7 million that we expect to incur during the first quarter of fiscal 2014. See Note 14 – Subsequent Events to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated, or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control and include the following:

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

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 6 – Long-term Debt to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K, the entire outstanding debt balance of $14.6 million with Comerica Bank, or Comerica, plus any related unpaid variable interest, becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash, cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

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

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30,			Change	Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Cash and cash equivalents	$60,736	$55,799	$48,099	$4,937	$7,700
Marketable securities – short-term	47,505	33,378	15,986	14,127	17,392
Marketable securities – long-term	465	473	623	(8)	(150)
Total	$108,706	$89,650	$64,708	$19,056	$24,942

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Year Ended June 30,			Change	Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash flows provided by (used in):
Operating activities	$(87,067)	$(33,546)	$(65,962)	$(53,521)	$32,416
Investing activities	(16,362)	(18,721)	74,095	2,359	(92,816)
Financing activities	108,366	59,967	7,120	48,399	52,847
Total	$4,937	$7,700	$15,253	$(2,763)	$(7,553)

Fiscal 2013 compared to Fiscal 2012 – Net cash used in operating activities was $87.1 million for the year ended June 30, 2013, compared to $33.5 million for the same period of the prior year. The change was due in part to the $28 million up-front license fee we received from Genentech in fiscal 2012, compared with $10 million received from Oncothyreon and recognized in revenue in the fourth quarter of fiscal 2013. We also made a $9.2 million payment to Novartis in the second quarter of fiscal 2013 for our share of accrued development costs incurred since inception of the program, for which we had no comparable payment in fiscal 2012. Decreased receipts for discovery research and milestones under our collaboration with Genentech further reduced operating cash flows during the current fiscal year. Additionally, we recorded receivables for two milestones totaling $5.8 million that were earned in June 2013.

Net cash used in investing activities was $16.4 million for the fiscal 2013, compared with $18.7 million during the same period of the prior year. During both periods, subsequent to raising capital through the sale of our common stock and convertible debt, we made net purchases in marketable securities, resulting in the use of cash for investing purposes.

Net cash provided by financing activities was $108.4 million and $60.0 million for fiscal years 2013 and 2012, respectively. The increase in cash provided by financing activities was the result of net proceeds from our convertible debt offering of $128.1 million, as well as $70.9 million in net proceeds from our fiscal 2013 underwritten public offering of shares of our common stock, compared to $63.1 million in net proceeds raised from a similar offering in fiscal 2012. These increases were offset by a $92.7 million repayment of long-term debt, $92.6 million of which was attributable to full repayment of our debt with Deerfield Capital, compared with a $4.2 million payment on those facilities during fiscal 2012.

Fiscal 2012 compared to Fiscal 2011 – Net cash used in operating activities in fiscal 2012 was $33.5 million, compared to $66.0 million in fiscal 2011. In fiscal 2012, we received $36.5 million from Genentech and Amgen for up-front and milestone payments under our collaboration agreements with them, which decreased our cash used in operations compared to fiscal 2011.

Investing activities used net cash of $18.7 million for fiscal 2012 compared with providing cash of $74.1 million in fiscal 2011. Net cash proceeds from sales of marketable securities decreased by $95.4 million in fiscal 2012 compared to the prior year.

Net cash provided by financing activities was $60.0 million and $7.1 million for fiscal 2012 and 2011, respectively. The difference between the periods is primarily attributable to $56.1 million of net proceeds received from the sale of 23 million shares of our common stock in a public offering during February 2012. Offsetting the increase cash provided by financing activities was the $4.2 million payment of principal on the Deerfield credit facilities.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2013 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$14,550	$—	$132,250	$146,800
Interest on debt obligations (2)(3)(4)	4,440	8,093	7,936	7,604	28,073
Co-development liability (1)	10,990	—	—	—	10,990
Operating lease commitments (2)	8,340	16,573	368	—	25,281
Purchase obligations (2)	18,209	14,419	4,925	2,682	40,235
Total	$41,979	$53,635	$13,229	$142,536	$251,379

(1)	Reflected in the accompanying balance sheets.

(2)	These obligations are not reflected in the accompanying balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Comerica is calculated at 3.25%, the interest rate in effect as of June 30, 2013.

(4)	Interest on the 2020 notes is calculated at 3.00%, which is the coupon rate.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Original lease terms for our facilities in effect as of June 30, 2013, were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Purchase obligations include $37.4 million for outsourced services for clinical trials and other research and development costs. The remaining $2.8 million is for all other purchase commitments.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our partnership agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2013, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities diversified and structured to minimize market risks. We target our average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. A theoretical 100 basis point (1%) change in interest rates could result in a potential gain or loss in fair value of approximately $664 thousand based on the current balance of $66.4 million of investments classified as short-term and long-term marketable securities available for sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of June 30, 2013, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of June 30, 2013, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in "Item 15. Exhibits and Financial Statement Schedules" beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2013, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended June 30, 2013. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the section called "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the 2013 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2013 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2013, about the shares of common stock that may be issued upon the exercise of options under our existing equity compensation plans, which include the Amended and Restated Array Biopharma Inc. Stock Option and Incentive Plan, or Stock Option and Incentive Plan, and the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan, or ESPP. Array has no equity compensation plans that have not been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Stock Option and Incentive Plan (1)	10,337,737	$4.87	23,811,905

ESPP	—	—	800,936

Total	10,337,737		24,612,841

(1)
The shares available for issuance under the Stock Option and Incentive Plan is increased automatically by an amount equal to the difference between (a) 25% of our issued and outstanding shares of capital stock (on a fully diluted, as converted basis) and (b) the sum of the shares relating to outstanding option grants plus the shares available for future grants under such Stock Option and Incentive Plan. However, in no event shall the number of additional authorized shares determined pursuant to this formula exceed, when added to the number of shares of common stock outstanding and reserved for issuance under the Stock Option and Incentive Plan other than pursuant to this formula, under the ESPP and upon conversion or exercise of outstanding warrants, convertible securities or convertible debt, the total number of shares of common stock authorized for issuance under Array's Amended and Restated Certificate of Incorporation.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2013 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2013 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2013 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)     Financial Statements

Reference is made to the Index to the financial statements as set forth on page F-1 of this Annual Report on Form 10-K.

(b)    Financial Statement Schedules

All schedules have been omitted as the pertinent information is either not required, not applicable, or otherwise included in the financial statements and notes thereto.

(c)     Exhibits

The exhibits, listed on the accompanying exhibit index that is set forth after the financial statements, are filed or incorporated by reference (as stated therein) as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 12th day of August 2013.

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

Signature	Title	Date

/s/ RON SQUARER	Chief Executive Officer and Director	August 12, 2013
Ron Squarer	(Principal Executive Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of Directors	August 12, 2013
Kyle A. Lefkoff

/s/ R. MICHAEL CARRUTHERS	Chief Financial Officer	August 12, 2013
R. Michael Carruthers	(Principal Financial and Accounting Officer)

/s/ GWEN A. FYFE	Director	August 12, 2013
Gwen A. Fyfe, M.D.

/s/ JOHN A. ORWIN	Director	August 12, 2013
John A. Orwin

/s/ LIAM RATCLIFFE	Director	August 12, 2013
Liam Ratcliffe, M.D., Ph.D.

/s/ GIL J. VAN LUNSEN	Director	August 12, 2013
Gil J. Van Lunsen

/s/ JOHN L. ZABRISKIE	Director	August 12, 2013
John L. Zabriskie, Ph.D.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2013, as stated in their report, which is included elsewhere herein.

August 12, 2013

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

August 12, 2013

By:	/s/ R. MICHAEL CARRUTHERS
R. Michael Carruthers
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three‑year period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 12, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

Boulder, Colorado
August 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Array BioPharma Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three‑year period ended June 30, 2013, and our report dated August 12, 2013 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Boulder, Colorado
August 12, 2013

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$60,736	$55,799
Marketable securities	47,505	33,378
Accounts receivable	9,595	1,075
Prepaid expenses and other current assets	3,473	2,855
Total current assets	121,309	93,107

Long-term assets
Marketable securities	465	473
Property and equipment, net	10,049	12,059
Other long-term assets	4,165	2,434
Total long-term assets	14,679	14,966
Total assets	$135,988	$108,073

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,396	$6,466
Accrued outsourcing costs	5,576	5,394
Accrued compensation and benefits	9,481	7,530
Other accrued expenses	1,135	1,390
Co-development liability	10,990	9,178
Deferred rent	3,646	3,489
Deferred revenue	14,353	42,339
Current portion of long-term debt	—	150
Total current liabilities	50,577	75,936

Long-term liabilities
Deferred rent	7,834	11,480
Deferred revenue	—	13,228
Long-term debt, net	99,021	92,106
Other long-term liabilities	465	1,129
Total long-term liabilities	107,320	117,943
Total liabilities	157,897	193,879

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,135 shares designated as Series B convertible preferred stock; 0 and 2,721 shares issued and outstanding as of June 30, 2013 and 2012, respectively	—	8,054
Common stock, $0.001 par value; 220,000,000 and 120,000,000 shares authorized as of June 30, 2013 and 2012, respectively; 116,878,021 and 92,063,645 shares issued and outstanding, as of June 30, 2013 and 2012, respectively	117	92
Additional paid-in capital	571,270	437,401
Warrants	39,385	39,385
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(632,679)	(570,737)
Total stockholders' deficit	(21,909)	(85,806)
Total liabilities and stockholders' deficit	$135,988	$108,073

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended June 30,
	2013	2012	2011
Revenue
License and milestone revenue	$56,726	$71,249	$53,426
Collaboration revenue	12,854	13,886	18,475
Total revenue	69,580	85,135	71,901

Operating expenses
Cost of partnered programs	30,078	24,261	28,916
Research and development for proprietary programs	59,420	56,719	63,498
General and administrative	19,624	15,202	16,261
Total operating expenses	109,122	96,182	108,675

Loss from operations	(39,542)	(11,047)	(36,774)

Other income (expense)
Realized gains on auction rate securities, net	—	—	1,891
Loss on prepayment of long-term debt, net	(11,197)	(942)	(6,340)
Interest income	55	32	406
Interest expense	(11,258)	(11,624)	(15,507)
Total other expense, net	(22,400)	(12,534)	(19,550)

Net loss	$(61,942)	$(23,581)	$(56,324)

Change in unrealized gains and losses on marketable securities	(1)	(4)	(5,525)

Comprehensive loss	$(61,943)	$(23,585)	$(61,849)

Weighted average shares outstanding – basic and diluted	107,794	70,619	55,447

Net loss per share – basic and diluted	$(0.57)	$(0.33)	$(1.02)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders' Deficit
(In thousands)

					Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts
Balance as of July 1, 2010	—	$—	53,224	$53	$332,277	$36,296	$5,528	$(490,832)	$(116,678)
Issuance of common stock under stock option and employee stock purchase plans	—	—	606	1	1,490	—	—	—	1,491
Share-based compensation expense	—	—	—	—	3,328	—	—	—	3,328
Issuance of common stock, net of offering costs	—	—	1,910	2	5,777	—	—	—	5,779
Repricing of warrants for common stock	—	—	—	—	—	3,089	—	—	3,089
Payment of employee bonus with stock	—	—	1,280	1	3,981	—	—	—	3,982
Issuance of Series B preferred stock from debt repayment	10	30,000	—	—	—	—	—	—	30,000
Reclassification of unrealized gain out of accumulated other comprehensive income to earnings	—	—	—	—	—	—	(2,706)	—	(2,706)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	(2,819)	—	(2,819)
Net loss	—	—	—	—	—	—	—	(56,324)	(56,324)
Balance as of June 30, 2011	10	30,000	57,020	57	346,853	39,385	3	(547,156)	(130,858)
Issuance of common stock under stock option and employee stock purchase plans	—	—	581	1	1,168	—	—	—	1,169
Share-based compensation expense	—	—	—	—	2,351	—	—	—	2,351
Issuance of common stock, net of offering costs	—	—	25,936	26	63,122	—	—	—	63,148
Conversion of preferred stock to common	(7)	(21,946)	7,414	7	21,939	—	—	—	—
Payment of employee bonus with stock	—	—	1,113	1	1,968	—	—	—	1,969
Change in unrealized gain on marketable securities	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	(23,581)	(23,581)
Balance as of June 30, 2012	3	8,054	92,064	92	437,401	39,385	(1)	(570,737)	(85,806)
Issuance of common stock under stock option and employee stock purchase plans	—	—	900	1	2,119	—	—	—	2,120
Share-based compensation expense	—	—	—	—	3,449	—	—	—	3,449
Issuance of common stock, net of offering costs	—	—	20,700	21	70,875	—	—	—	70,896
Conversion of preferred stock to common	(3)	(8,054)	2,721	3	8,051	—	—	—	—
Payment of employee bonus with stock	—	—	493	—	2,857	—	—	—	2,857
Issuance of convertible senior notes, equity portion, net of offering costs	—	—	—	—	46,518	—	—	—	46,518
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(61,942)	(61,942)
Balance as of June 30, 2013	—	$—	116,878	$117	$571,270	$39,385	$(2)	$(632,679)	$(21,909)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(61,942)	$(23,581)	$(56,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,350	5,076	7,616
Non-cash interest expense	4,476	4,643	6,377
Loss on prepayment of long-term debt	11,197	942	6,340
Share-based compensation expense	3,449	2,351	3,328
Payment of employee bonus with stock	2,857	1,969	3,982
Realized gains on auction rate securities, net	—	—	(1,891)
Changes in operating assets and liabilities:
Accounts receivable	(8,520)	1,157	(487)
Prepaid expenses and other assets	(746)	1,044	(632)
Accounts payable and other accrued expenses	(1,324)	1,084	(1,173)
Accrued outsourcing costs	182	146	341
Accrued compensation and benefits	1,951	1,099	(3,582)
Co-development liability	1,812	5,581	3,597
Deferred rent	(3,489)	(3,332)	(3,180)
Deferred revenue	(41,214)	(31,613)	(30,471)
Other liabilities	(106)	(112)	197
Net cash used in operating activities	(87,067)	(33,546)	(65,962)

Cash flows from investing activities
Purchases of property and equipment	(2,340)	(1,437)	(1,901)
Purchases of marketable securities	(110,723)	(51,339)	(53,427)
Proceeds from sales and maturities of marketable securities	96,701	34,055	129,423
Net cash provided by (used in) investing activities	(16,362)	(18,721)	74,095

Cash flows from financing activities
Proceeds from the issuance of convertible senior notes	132,250	—	—
Payments of long-term debt principal	(92,712)	(4,350)	(150)
Proceeds from the issuance of common stock	75,555	67,145	6,060
Proceeds from employee stock purchases and options exercised	2,120	1,169	1,491
Payment of debt issuance costs	(4,188)	—	—
Payment of stock offering costs	(4,659)	(3,997)	(281)
Net cash provided by financing activities	108,366	59,967	7,120

Net increase in cash and cash equivalents	4,937	7,700	15,253
Cash and cash equivalents at beginning of period	55,799	48,099	32,846
Cash and cash equivalents at end of period	$60,736	$55,799	$48,099

Supplemental disclosure of cash flow information
Cash paid for interest	$6,564	$7,008	$9,105

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. (also referred to as "Array," "we," "us," or "our"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.

To conform to our current year presentation, we made the following changes to our financial statements: for the years ended June 30, 2012 and 2011, we reclassified the activity in our co-development liability under the License Agreement with Novartis, as further described under Note 5 - Deferred Revenue - Novartis International Pharmaceutical Ltd., from other liabilities and accrued expenses to co-development liability in our statements of cash flows; we reclassified accounts receivable to its own line item from prepaid expenses and other current assets on our balance sheet as of June 30, 2012, and reclassified the accounts receivable activity to its own line item from prepaid expenses and other current assets in our statements of cash flows for fiscal years 2012 and 2011; and we also renamed cost of revenue as cost of partnered programs on our statements of operations and comprehensive loss for all years presented.

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

We believe our financial statements are most significantly impacted by the following accounting estimates: (i) estimating the stand-alone value of deliverables for purposes of determining revenue recognized under partnerships and collaborations involving multiple-elements; (ii) estimating the periods over which up-front and milestone payments from partnership and collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (iv) determining the fair value of the debt component for our convertible senior notes exclusive of the conversion feature.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2013, we had an accumulated deficit of $632.7 million. We had net losses of $61.9 million, $23.6 million, and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
For the year ended June 30, 2013, our net cash used in operations was $87.1 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by credit facilities and our recent convertible debt offering.

Management believes that our cash, cash equivalents and marketable securities as of June 30, 2013, and the anticipated receipt of up-front and milestone payments under new and existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated, or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

In addition, our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 6 – Long-term Debt, the entire outstanding debt balance of $14.6 million with Comerica Bank, plus any related unpaid variable interest, becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash, cash equivalents and marketable securities will fall below this level prior to maturity of such debt.

Fair Value Measurements

We follow accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial instruments:

•	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

•
Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that we or holders of the instruments could realized in a current market exchange.

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of our financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable and payable, and other financial instruments in current assets or current liabilities.

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents consist of cash and short-term, highly-liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. They may consist of money market funds, commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality. We currently maintain all cash in several institutions in the United States. Balances at these institutions may exceed Federal Deposit Insurance Corporation insured limits.

Marketable Securities

We have designated our marketable securities as of each balance sheet date as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying balance sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying balance sheets.

Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' deficit until their disposition. We review all available-for-sale securities at each period end to determine if they remain available-for-sale based on our then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

All of our marketable securities are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary.

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

We depreciate leasehold improvements associated with operating leases over the shorter of the expected useful life of the improvements or the remaining lease term.

The carrying value for property and equipment is reviewed for impairment at least annually and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In addition, we continue to evaluate our facility needs and may decide to vacate a portion of one or more of our locations.  If we do so, or conclude it is more likely than not that we will vacate space within a defined period, we may recognize impairment charges relating to the remaining book value of any improvements and record as an additional expense the present value of future rent payments, less applicable deferred rent amounts, to the extent it exceeds potential sublet income.

Equity Investment

From time to time, we may enter into collaboration and license agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. We report the value of equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest at cost in other long-term assets in the accompanying balance sheets. We monitor our investment for impairment at least annually, and consider events or changes in circumstances we know of that may have a significant adverse effect on the fair value. We make appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer. We do not report the fair value of our equity investment because it is not practical to do so.

As of June 30, 2013 and 2012, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") valued at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx. The value of the VentiRx preferred stock was based on the price at which such preferred stock was sold to investors in a private offering.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively "CROs"). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470, formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 6 – Long-term Debt.

Operating Leases

We have negotiated certain landlord/tenant incentives and rent holidays and escalations in the base price of rent payments under our operating leases. For purposes of determining the period over which these amounts are recognized or amortized, the initial term of an operating lease includes the "build-out" period of leases, where no rent payments are typically due under the terms of the lease and includes additional terms pursuant to any options to extend the initial term if it is more likely than not that we will exercise such options. We recognize rent holidays and rent escalations on a straight-line basis over the initial lease term. The landlord/tenant incentives are recorded as an increase to deferred rent in the accompanying balance sheets and are amortized on a straight-line basis over the initial lease term. We have also entered into two sale-leaseback transactions for our facilities in Boulder and Longmont, Colorado, where the consideration received from the landlord was recorded as an increase to deferred rent in the accompanying balance sheets and is amortized on a straight-line basis over the lease term. Deferred rent balances are classified as short-term or long-term in the accompanying balance sheets based upon the period when reversal of the liability is expected to occur.

Share-Based Compensation

Share-based compensation awards include stock options granted under our Amended and Restated Stock Option and Incentive Plan and purchases of common stock by our employees at a discount to the market price under our Amended and Restated Employee Stock Purchase Plan ("ESPP"). We use the Black-Scholes option pricing model to determine the grant date fair value of stock options and ESPP awards. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, compensation expense recognized in our statement of operations and comprehensive loss for stock options is reduced for estimated forfeitures, which are based on historical experience and are revised in subsequent periods if actual forfeitures differ from our estimates.

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

We recognize revenue from non-refundable up-front payments and license fees in license and milestone revenue on a straight-line basis over the term of performance under the agreement. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term.

We defer up-front payments billed or received under our partnership and collaboration agreements, pending recognition over the applicable performance period. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying balance sheets, depending on the period during which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort. We record milestone payments as deferred revenue upon receipt or billing until recognized.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable up-front payments, license fees and milestone payments in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate such revenue recognition if programs are extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

See Note 5 – Deferred Revenue for further information about our partnerships.

Cost of Partnered Programs and Research and Development Expenses for Proprietary Programs

Where our partnership agreements provide for us to conduct research and development and for which our partner has an option to obtain the right to conduct further development and to commercialize a product, we attribute a portion of our research and development costs to cost of partnered programs based on the percentage of total programs under the agreement that we conclude is likely to continue to be funded by the partner. The remaining costs are recorded in research and development expenses for proprietary programs. These costs may not be incurred equally across all programs. In addition, we continually evaluate the progress of development activities under these agreements and if events or circumstances change in future periods that we reasonably believe would make it unlikely that a partner would continue to fund the same percentage of programs, we will adjust the future allocation accordingly.

Income Taxes

We account for income taxes using the asset and liability method. We recognize the amount of income taxes payable (refundable) for the year as current income tax provision (benefit) and record a deferred income tax provision (benefit) based on changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities and, using enacted tax rates in effect, reflect the expected effect these differences would have on future taxable income, if any. Valuation allowances are recorded to reduce the amount of deferred tax assets when management cannot conclude it is more likely than not that some or all of the deferred tax assets will be realized. Such allowances are based upon available objective evidence, the expected reversal of temporary differences and projections of future taxable income.

Segments

We operate in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of our equipment, leasehold improvements and other fixed assets are physically located within the U.S., and all agreements with our partners are denominated in U.S. dollars.

Concentration of Business Risks

Significant Partnerships

The following significant partnerships contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Year Ended June 30,
	2013	2012	2011

Amgen Inc.	16.0%	34.2%	35.9%
Celgene Corporation	20.6%	6.9%	20.6%
Genentech, Inc.	11.0%	40.8%	22.2%
Novartis International Pharmaceutical Ltd.	25.5%	16.2%	20.8%
Oncothyreon Inc.	14.4%	—%	—%
	87.5%	98.1%	99.5%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2013.

Geographic Information

The following table details revenue from partnerships by geographic area based on the country in which our partners are located (in thousands):

	Year Ended June 30,
	2013	2012	2011

North America	$51,608	$70,905	$56,801
Europe	17,969	13,987	15,081
Asia Pacific	3	243	19
	$69,580	$85,135	$71,901

Accounts Receivable

Novartis accounted for 91% and 88% of our total accounts receivable balances as of June 30, 2013 and 2012, respectively. There were no other significant concentrations in our accounts receivable balances for the periods presented.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, as well as from the possible conversion of our convertible senior notes and exercise of outstanding warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. As a result of our net losses for all periods presented, all potentially dilutive securities were anti-dilutive and have been excluded from the computation of diluted net loss per share.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments to unrealized gains and losses on our investments in available-for-sale marketable securities, net of taxes. We display comprehensive loss and its components in our consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. ASU No. 2011-05 provided companies with the option to present the components of net income and comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminated the option to present other comprehensive income in the statement of stockholders’ equity. We adopted ASU No. 2011-05 in the first quarter of fiscal 2013 using the single statement approach. As this guidance related to presentation only, our adoption did not have any other effect on our financial statements.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$47,130	$—	$(2)	$47,128
Mutual fund securities	377	—	—	377
Sub-total	47,507	—	(2)	47,505
Long-term available-for-sale securities:
Mutual fund securities	465	—	—	465
Sub-total	465	—	—	465
Total	$47,972	$—	$(2)	$47,970

Marketable securities consisted of the following as of June 30, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$33,129	$—	$(1)	$33,128
Mutual fund securities	250	—	—	250
Sub-total	33,379	—	(1)	33,378
Long-term available-for-sale securities:
Mutual fund securities	473	—	—	473
Sub-total	473	—	—	473
Total	$33,852	$—	$(1)	$33,851

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	June 30,
	2013	2012

Quoted prices in active markets for identical assets (Level 1)	$47,970	$33,851
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
	$47,970	$33,851

As of June 30, 2013, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$47,507	$47,505
Due in one year to five years	465	465
	$47,972	$47,970

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,
	2013	2012

Furniture and fixtures	$3,396	$3,381
Equipment	40,183	39,151
Computer hardware and software	13,552	12,886
Leasehold improvements	31,406	30,869
Property and equipment, gross	88,537	86,287
Less: accumulated depreciation and amortization	(78,488)	(74,228)
Property and equipment, net	$10,049	$12,059

We had $1.1 million of unamortized software development costs at June 30, 2013 and 2012. Amortization expense for software development costs was $545 thousand, $623 thousand and $644 thousand for the years ended June 30, 2013, 2012 and 2011, respectively, and is included in our total depreciation and amortization expense.

NOTE 4 – EMPLOYEE BONUS

We have an annual performance bonus program for our employees in which employees may receive a bonus payable in cash or in shares of common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. The bonus is typically paid in the second quarter of the next fiscal year, and we accrue an estimate of the expected aggregate bonus in accrued compensation and benefits. We had $6.0 million and $4.4 million accrued in the accompanying balance sheets for our annual performance bonus program as of June 30, 2013 and 2012, respectively. In October 2012, we paid bonuses to approximately 250 eligible employees having an aggregate value of $4.3 million under the fiscal 2012 performance bonus program by issuing a total of 493,413 shares of our common stock and making a cash payment to satisfy related withholding taxes.

NOTE 5 – DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	June 30,
	2013	2012

Amgen Inc.	$—	$11,129
Celgene Corporation	—	11,340
DNA BioPharma, Inc.	—	500
Genentech, Inc.	2,300	7,810
Novartis International Pharmaceutical Ltd.	12,053	24,788
Total deferred revenue	14,353	55,567
Less: Current portion	(14,353)	(42,339)
Deferred revenue, long-term portion	$—	$13,228

Amgen Inc.

In December 2009, Array granted Amgen Inc. the exclusive worldwide right to develop and commercialize our small- molecule glucokinase activator, AMG 151/ARRY-403. Under the Collaboration and License Agreement, we were responsible for completing Phase 1 clinical trials on AMG 151. We also conducted further research funded by Amgen to create second generation glucokinase activators. Amgen was responsible for further development and commercialization of AMG 151 and any resulting second generation compounds. The agreement also provided us with an option to co-promote any approved drugs with Amgen in the U.S. with certain limitations.

In partial consideration for the rights granted to Amgen, Array was paid an up-front fee of $60 million following execution of the agreement. Amgen also paid us for research on second generation compounds based on the number of full-time-equivalent scientists who worked on the discovery program, which we recorded as collaboration revenue along with reimbursed development expenses. In June 2012, we received an $8.5 million milestone payment following achievement of a pre-defined patient enrollment milestone in a Phase 2 trial.

We completed our obligations under the Amgen agreement as of December 31, 2012 and, as such, all remaining deferred revenue for upfront fees and milestone payments was fully recognized by that date. The up-front fee was recognized on a straight-line basis over the three-year period of the Amgen agreement. We recognized license revenue of $9.8 million, $19.7 million and $19.7 million during the years ended June 30, 2013, 2012 and 2011, respectively. We recognized milestone revenue of $1.3 million and $7.2 million during the years ended June 30, 2013 and 2012, respectively. There was no corresponding milestone revenue during fiscal year 2011.

We recognized $0, $2.2 million and $4.7 million of collaboration revenue under the Amgen agreement during the years ended June 30, 2013, 2012 and 2011, respectively. In addition, during fiscal 2011, we were reimbursed $1.4 million for certain development activities, which we recorded in collaboration revenue and cost of partnered programs. We did not perform any development activities in fiscal 2013 or 2012 and Amgen elected to end the program and terminate the agreement in August 2013.

Celgene Corporation

In September 2007, Array entered into a Drug Discovery and Development Agreement with Celgene focused on the discovery, development and commercialization worldwide of novel therapeutics in cancer and inflammation. Under the agreement, we received an up-front payment of $40 million from Celgene in part to provide research funding for activities we conducted. We were responsible for all discovery development through Phase 1 or Phase 2a. Celgene had an option to select a limited number of drugs developed under the collaboration that were directed to up to two of four mutually-selected discovery targets and would receive exclusive worldwide rights to these two drugs, except for limited co-promotional rights in the U.S. In September 2009, Celgene notified us that it was waiving its rights to one of the discovery targets under the collaboration and, during fiscal 2012, research on one additional target lapsed. Celgene's option to select one of the targets expired in April 2013, and Celgene's option to select the remaining target expired in June 2013. As of June 30, 2013, we do not expect to be paid additional amounts or to recognize additional revenue under the Celgene agreement for research or the up-front fee because we completed the required deliverables and the up-front fee has been fully recognized.

In June 2009, the Celgene agreement was amended to substitute a new discovery target in place of an existing target and Celgene paid us $4.5 million in consideration for the amendment. No other terms of the agreement were modified by the amendment. In November 2010, we earned and subsequently received a $10 million milestone payment upon securing an Investigational New Drug ("IND") application for one of the programs. The final $3.8 million of deferred revenue for this milestone was recognized during fiscal 2013.

In January 2012, the agreement was further amended to continue drug discovery activities we were conducting on one of the existing targets. Celgene paid us $1.5 million during fiscal 2012 as compensation for the additional research. In November 2012, we entered into the third amendment to the agreement to conduct preclinical studies on one or more compounds discovered in the course of research conducted under the January 2012 amendment, and we received $3.0 million during the second quarter of fiscal 2013 as partial consideration to conduct the studies.

Upon execution of the agreement, we estimated that the discovery obligations under the agreement would continue through September 2014 and accordingly, we began recognizing the up-front fees received as revenue from the date of receipt through September 2014. As we do with each of our agreements that provide for non-refundable payments, we periodically reviewed the expected performance period under the Celgene agreement and adjusted the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. After the first quarter of fiscal 2012, the research activities associated with the up-front fee were suspended while our drug discovery activities were directed toward the additional funded research discussed above. We resumed amortization of the remaining deferred balance during the first quarter of fiscal 2013 and, during the fourth quarter of 2013, we completed our obligations under the agreement and amendments and recognized the remaining deferred up-front fee in the amount of $4.2 million.

We recognized $11.1 million, $4.7 million and $14.8 million in revenue related to the up-front and milestone payments during the years ended June 30, 2013, 2012 and 2011, respectively. We recognized collaboration revenue of $3.3 million and $1.3 million during the years ended June 30, 2013 and 2012, respectively.

We also reviewed and adjusted, as appropriate, the allocation of research and development expenses under the Celgene agreement based on the likelihood that Celgene would continue funding development of the programs for which Celgene had an option. In the second quarter of fiscal 2011, we concluded that Celgene was likely to continue funding two of the three programs then remaining. Accordingly, beginning October 1, 2010, we began reporting costs associated with the Celgene collaboration as 66.7% to cost of partnered programs, with the remaining 33.3% to research and development expenses for proprietary programs. This allocation of costs continued until the third quarter of fiscal 2012, when research was active on only one of the remaining programs. At that time, management concluded it was more likely than not that Celgene would continue funding that program and pay the Phase 1 milestone and we therefore began recording all costs for our Celgene program as cost of partnered programs. We continued to record all of the related program costs to cost of partnered programs through June 30, 2013.

Genentech, Inc.

We have two collaborations with Genentech. The Licensing and Collaboration Agreement entered into in December 2003 is for development of small molecule drugs invented by Array directed at multiple therapeutic targets in the field of oncology. In August 2011, we entered into a License Agreement for the development of each company’s small-molecule Checkpoint kinase 1 ("Chk-1") program in oncology.

Under the 2003 collaboration, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 collaboration agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010, the term of funded research was extended through January 2013. We have received up-front and milestone payments totaling $22.0 million under the 2003 collaboration. We are eligible to earn an additional $26 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 collaboration agreement.

The partnered drugs under the Chk-1 agreement include Genentech’s compound GDC-0425 and Array’s compound GDC-0575 (ARRY-575).  Under the terms of the Chk-1 collaboration agreement, Genentech acquired a license to Array’s compound GDC-0575 and is responsible for all clinical development and commercialization activities of the partnered drugs. We received an up-front payment of $28 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $685 million based on the achievement of clinical and commercial milestones under this agreement.  We will also receive up to double-digit royalties on sales of any drugs resulting from the Chk-1 agreement.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Chk-1 agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the delivery of specified clinical materials for GDC-0575 for use in future clinical trials, (ii) the transfer of the license and related technology with ongoing regulatory services to assist in filing the IND application and to provide supporting data, and (iii) activities related to the achievement of a specified milestone. The Chk-1 agreement provides for no general right of return for any non-contingent deliverable.

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech. We completed this delivery in December 2011. The second obligation, related to the non-contingent deliverable to assist in filing the IND application, was completed as of March 31, 2012.

The Chk-1 agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control ("CMC") activities for additional drug product or improved processes.  This CMC option is not considered a deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

The determination of the stand-alone value for each non-contingent deliverable under the Chk-1 agreement required the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and to assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that lead to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Management also considered the likelihood of achieving the initial milestone based on our historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or GDC-0575. Taking into account these factors, we allocated a portion of the up-front payment to the first milestone. No portion of any revenue recognized is refundable.

We recognized $5.3 million, $25.9 million and $4.7 million in license and milestone revenue under both agreements during the years ended June 30, 2013, 2012 and 2011, respectively. We also recognized $2.3 million, $8.8 million and $11.2 million in collaboration revenue under the 2003 collaboration agreement during the years ended June 30, 2013, 2012 and 2011, respectively. The research term under the 2003 collaboration agreement ended on January 29, 2013. Therefore, no collaboration revenue has been or is expected to be recognized subsequent to that date.

Genentech may terminate the 2003 collaboration agreement in its entirety upon four months' written notice to Array, and may terminate the Chk-1 agreement upon 60 days' written notice to Array. Under the Chk-1 agreement, either party may terminate upon a material breach by the other party that is not cured within the specified time period. If Genentech terminates the Chk-1 agreement due to a material breach by Array, the license to Genentech becomes irrevocable and the royalty to Array will be reduced to a specified percentage. If the Chk-1 agreement is terminated by Genentech for convenience or by Array due to a material breach by Genentech, the license to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and Array's exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the Chk-1 agreement.

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to co-develop and commercialize MEK162/ARRY-162, as well as other specified MEK inhibitors. Under the Novartis agreement, we are responsible for completing our on-going Phase 1 clinical trials of MEK162 as a single agent and MEK162 in combination with paclitaxel. Additionally, we have elected to conduct further development of MEK162 as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment which was received in the fourth quarter of fiscal 2011. In June 2013, we earned a $5 million milestone payment which we expect to receive in the first quarter of fiscal 2014. We are eligible to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the Novartis agreement are achieved. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S., as described below under Co-Development Arrangement.

We are recognizing the up-front fee and milestone payments on a straight-line basis from April 2010 through April 2014, which is our estimate for the term of performance under the Novartis agreement. During each of the years ended June 30, 2013, 2012 and 2011, we recognized $10.0 million of license revenue and $7.7 million, $3.8 million and $4.2 million, respectively, of milestone revenue under the Novartis agreement.

The Novartis agreement will be in effect on a product-by-product and country-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier. Either party may terminate the Novartis agreement in the event of an uncured material breach of a material obligation by the other party upon 90 days' prior notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days' prior notice. Array and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by it under the agreement, or for negligence, willful misconduct or breach of covenants, warranties or representations made by it under the agreement.

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

We record a receivable in accounts receivables on the balance sheet for the amounts due from Novartis for the reimbursement of our development costs in excess of the annual cap. We record expense in cost of partnered programs on the statement of operations and comprehensive loss for our share of the combined development costs and accrue these costs on our balance sheet in co-development liability.

Our share of the combined development costs was $11.8 million, $5.6 million and $3.6 million during the years ended June 30, 2013, 2012 and 2011, respectively. We recorded co-development liabilities of $11.0 million and $9.2 million as of June 30, 2013 and 2012, respectively. We paid Novartis $9.2 million of the accrued co-development liability in the second quarter of fiscal 2013 in accordance with the terms of the Novartis agreement. We had related receivables of $3.7 million and $950 thousand as of June 30, 2013 and 2012, respectively, for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap. We incurred development costs for the Array-managed studies subject to the co-development cost sharing arrangement of $9.3 million, $2.9 million and $6.3 million during the years ended June 30, 2013, 2012 and 2011, respectively.

Oncothyreon Inc.

In May 2013, we entered into a Development and Commercialization Agreement with Oncothyreon Inc. to collaborate on the development and commercialization of ARRY-380 for the treatment of cancer. Under the terms of the agreement, Oncothyreon paid Array a one-time up-front fee of $10 million and received a license to ARRY-380 enabling it to perform its development activities. Oncothyreon will be responsible for conducting the clinical development of ARRY-380 through a defined set of proof-of-concept trials and will also be responsible for all development costs incurred by or on behalf of either party with respect to these proof-of-concept trials.

Unless Array opts out of further development and commercialization, as described below, Array will reimburse Oncothyreon for the proof-of-concept development costs through a mechanism whereby Array bears a disproportionate amount of Phase 3 development costs and Oncothyreon receives a disproportionate amount of the profits in the U.S. until Oncothyreon is repaid a percentage of the amounts it has spent on the proof-of-concept trials. Oncothyreon and Array will jointly conduct any Phase 3 development supported by the proof-of-concept studies.  Subject to certain exceptions primarily related to the reimbursement provisions described above, Oncothyreon and Array will each be responsible for

50% of the development costs incurred with respect to any Phase 3 development.

Array is responsible for worldwide commercialization of the product. Oncothyreon has a 50% co-promotion right in the U.S.  Each party also retains the right to opt out of further development and commercialization in exchange for a royalty. Subject to certain exceptions, Oncothyreon and Array will bear, or be entitled to, 50% of the profit or loss from commercializing the product in the U.S. Outside of the U.S., Oncothyreon will receive a double-digit royalty on net sales intended to approximate a 50% profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights.

Following the proof-of-concept trials, both Array and Oncothyreon are currently expected to be active participants in the collaboration and will jointly (50/50) share risks and rewards under the agreement. Accordingly, the collaborative activities not included in the proof-of-concept studies under the Oncothyreon agreement should be accounted for under ASC 808, Collaborative Arrangements and, as such, these collaborative activities were separated from the deliverables under the Oncothyreon agreement. Additionally, the up-front consideration is not related to any performance of the collaborative activities and is not refundable; therefore, none of the up-front payment was attributed to the collaborative activities.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that in order for Oncothyreon to be able to conduct its activities during the proof-of-concept trials, Array is obligated to deliver three non-contingent deliverables related to the Oncothyreon agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the license deliverable, which includes the initial technology transfer, as well as the transfer of regulatory information necessary for Oncothyreon to file its own IND, (ii) the transfer of existing quantities of clinical product., and (iii) participation on the joint development committee ("JDC") during the proof-of concept activities. The Oncothyreon agreement provides for no general right of return for any non-contingent deliverable. The first non-contingent deliverable for the license deliverable was completed as of June 30, 2013. The second non-contingent deliverable requiring Array to deliver existing quantities of clinical materials ARRY-380 is expected to be completed by the third quarter of fiscal 2014, and the final obligation requiring us to participate on the JDC will completed over the estimated time frame of the proof-of-concept activities.

The Oncothyreon agreement also includes contingent deliverables for the future manufacture and supply of additional drug product for the studies and for the rendering of support and advisory services by Array to Oncothyreon during the proof-of-concept trials. Neither obligation is considered a non-contingent deliverable because the scope, likelihood and timing of the potential services are unclear. We could elect to manufacture the additional drug materials in-house or by utilizing a third-party vendor. Additionally, we are not required to have any individuals devoted to supporting Oncothyreon, and we will charge our costs to the development program as they are incurred. Therefore, no portion of the up-front payment has been allocated to the contingent deliverables that we may be obligated to perform in the future.

To determine the stand-alone value of the license deliverable, we considered the differences between this agreement and the licensing agreements with our other partners, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Management also considered clinical trial success rates in the industry. Taking into account these factors, as well as the stand-alone values for the delivery of existing drug product and JDC participation, all of the up-front payment was allocated to the license deliverable. No portion of any revenue recognized is refundable.

We recognized $10.0 million in license and milestone revenue during the quarter ended June 30, 2013, related to the up-front payment.

The Oncothyreon agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, or if earlier, the termination of the agreement in accordance with its terms. The Oncothyreon agreement may be terminated by Array upon Oncothyreon's uncured failure to timely initiate committed trials or complete certain development activities, and may also be terminated under certain other circumstances, including material breach, as set forth in the document. Array and Oncothyreon have also agreed to indemnify the other party for certain of their respective activities under the agreement.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2013	2012

Comerica term loan	$14,550	$14,700
Convertible senior notes	132,250	—
Deerfield credit facilities	—	92,562
Long-term debt, gross	146,800	107,262
Less: Unamortized debt discount	(47,779)	(15,006)
Long-term debt, net	99,021	92,256
Less: Current portion	—	(150)
	$99,021	$92,106

Comerica Bank

We entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and which provides for a $15 million term loan and a revolving line of credit of $6.8 million. In December 2012, the Loan and Security Agreement was amended to extend the maturity date of the term loan from October 2013 to October 2014 and changed the maturity date of the revolving line of credit to June 2014. We currently have $14.6 million outstanding under the term loan, which is due to Comerica at maturity in October 2014. The revolving line of credit was established to support standby letters of credit in relation to our facilities leases.

The outstanding balance under the term loan bears interest at the Prime Rate, as quoted by Comerica, but will not be less than the sum of Comerica's daily adjusting LIBOR rate plus an incremental contractually predetermined rate. This rate is variable, ranging from the Prime Rate to the Prime Rate plus 4%, based on the total dollar amount we have invested at Comerica and in what investment options those funds are invested. As of June 30, 2013, the term loan with Comerica had an interest rate of 3.25% per annum.

The following table outlines the level of cash, cash equivalents and marketable securities that we must hold in accounts at Comerica per the Loan and Security Agreement, and based on our daily ending balances of total cash, cash equivalents, and marketable securities:

Total Cash, Cash Equivalents and Marketable Securities	Cash on hand at Comerica

Greater than $40 million	$—
Between $25 million and $40 million	10,000,000
Less than $25 million	22,000,000

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit agreements of this type. Our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments, are restricted by the Loan and Security Agreement. The Loan and Security Agreement also contains events of default that are customary for credit agreements of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million and $14.7 million as of June 30, 2013 and June 30, 2012, respectively, and was classified using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.1 million after deducting the underwriting discount and estimated offering expenses.

The Notes are the general senior unsecured obligations of Array. The Notes will bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2013. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by Array.

Prior to March 1, 2020, holders may convert the Notes only upon the occurrence of certain events described in a supplemental indenture we entered into with Wells Fargo Bank, N.A., as trustee, upon issuance of the Notes. On or after March 1, 2020, until the close of business on the scheduled trading day immediately prior to the maturity date, holders may convert their Notes at any time. Upon conversion, the holders will receive, at our option, shares of our common stock, cash or a combination of shares and cash. The Notes will be convertible at an initial conversion rate of 141.8641 shares per $1,000 in principal amount of Notes, equivalent to a conversion price of approximately $7.05 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the supplemental indenture. Holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if there is a qualifying change in control or termination of trading of our common stock.

On or after June 4, 2017, we may redeem for cash all or part of the outstanding Notes if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending within seven trading days immediately prior to the date we provide the notice of redemption to holders. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus all accrued and unpaid interest.

In accordance with ASC Subtopic 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.2 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million are included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.5 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.7 million as of June 30, 2013.

The fair value of the Notes was $126.0 million at June 30, 2013, and was determined using Level 2 inputs based on their quoted market values.

Deerfield Credit Facilities

We had two outstanding credit facilities with Deerfield, which we repaid in full on June 10, 2013, with $92.6 million of the net proceeds from the issuance of the Notes. Under the terms of our credit facilities with Deerfield, we issued warrants to Deerfield that remain outstanding and which are discussed further in Note 8 - Stockholders' Deficit. At the time of their issuance, we recorded the value of the warrants as debt discount. The Deerfield credit facilities also had two features relating to variable interest and a put option that were characterized as embedded derivatives and whose initial value was also recorded as debt discount.

At the time of prior repayments and the final repayment of principal under the Deerfield credit facilities, we adjusted the debt discount and outstanding transaction fees recognized by the same proportion as the percentage of debt that was repaid and recognized a corresponding loss on prepayment of long-term debt, net in our statements of operations and comprehensive loss. Ultimately, the remaining outstanding balances of debt discount and debt transaction fees were written off upon repayment of the credit facilities as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011

Write off proportional value or remaining balance of the debt discount	$(10,898)	$(887)	$(5,849)
Write off proportional value or remaining balance of the unamortized debt issuance costs	(720)	(55)	(426)
Fair value adjustment for, or write off of, the embedded derivatives	421	—	(65)
Loss on prepayment of long-term debt, net	$(11,197)	$(942)	$(6,340)

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Year Ended June 30,
	2013	2012	2011
Comerica Term Loan
Simple interest	$483	$489	$493
Amortization of fees paid for letters of credit	107	108	108
Total interest expense on the Comerica term loan	590	597	601

Convertible Senior Notes
Simple interest	221	—	—
Amortization of debt discount	259	—	—
Amortization of debt issuance costs	14	—	—
Total interest expense on the convertible senior notes	494	—	—

Deerfield Credit Facilities
Simple interest	6,078	6,492	8,637
Amortization of debt discounts and transaction fees	4,331	4,419	6,619
Change in fair value of the embedded derivatives	(235)	116	(350)
Total interest expense on the Deerfield credit facilities	10,174	11,027	14,906
Total interest expense	$11,258	$11,624	$15,507

Commitment Schedule

We are required to make principal payments for our long-term debt as follows during the fiscal years ending June 30 (in thousands):

Principal Due

2014	$—
2015	14,550
2016	—
2017	—
2018	—
Thereafter	132,250
$146,800

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases that expire through 2016. Most of our leases for facilities include an option to extend the lease for up to two terms of five years each. In addition to minimum lease payments, we are contractually obligated under some of our lease agreements to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Future minimum rental commitments for our operating leases, by fiscal year and in the aggregate, as of June 30, 2013, are (in thousands):

Rental Payments

2014	$8,340
2015	8,265
2016	8,308
2017	368
2018	—
Thereafter	—
$25,281

Rent expense under these agreements follows (dollars in thousands):

	Year Ended June 30,
	2013	2012	2011

Cash paid for rent	$8,625	$8,549	$8,484
Deferred rent credits	(3,489)	(3,332)	(3,180)
Rent expense, net	$5,136	$5,217	$5,304

Legal Proceedings

From time to time, we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits are provided to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is management's opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on Array.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Series B Preferred Stock

On May 3, 2011, we issued and sold to Deerfield 10,135 shares of our Series B Convertible Preferred Stock ("Series B Preferred Stock"), for an aggregate price of $30 million, pursuant to the terms of a securities purchase agreement between Array and Deerfield. Each share of Series B Preferred Stock was convertible into 1,000 shares of Array's common stock. During fiscal 2012, Deerfield converted 7,414.188 shares of Series B Preferred Stock into 7,414,188 shares of common stock and, as of June 30, 2012, there were 2,720.812 outstanding shares of Series B Preferred Stock. Deerfield converted all remaining shares of Series B Preferred Stock into 2,720,812 shares of common stock during the first quarter of fiscal 2013, after which there were no remaining shares of outstanding preferred stock. The conversions were non-cash transactions effected pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock.

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

During fiscal 2012, we sold 23 million shares of our common stock at a public offering price of $2.60 per share. We received net proceeds from the sale of the shares, after underwriting discounts and commissions and related offering expenses, of approximately $56.1 million.

Stock Option and Incentive Plan

In September 2000, our Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan"). As of June 30, 2013, 23,811,905 shares of common stock are reserved for future issuance under the Option and Incentive Plan to our eligible employees, consultants and directors. Of the shares available for future issuance, 662,574 are available for issuance as incentive stock options. The remaining shares can be used for other awards. In addition, the Option and Incentive Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

(i)	25% of our issued and outstanding shares of common stock, on a fully diluted and as-converted basis; and

(ii)
the number of outstanding shares relating to awards under the Option and Incentive Plan plus the number of shares available for future grants of awards under the Option and Incentive Plan on that date.

However, in no event shall the number of additional authorized shares determined pursuant to this formula exceed, when added to the number of shares of common stock outstanding and reserved for issuance under the Option and Incentive Plan other than pursuant to this formula, under the ESPP and upon conversion or exercise of outstanding warrants or convertible securities, the total number of shares of common stock authorized for issuance under the our Amended and Restated Certificate of Incorporation.

The Option and Incentive Plan provides for awards of both non-statutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, restricted stock and other incentive awards and rights to purchase shares of our common stock.

The Option and Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, the number of shares, vesting terms, exercise price and term of each option grant. Generally, options have a four-year annual vesting term, an exercise price equal to the market value of the underlying shares at the grant date and a ten-year life from the date of grant.

Warrants

Associated with our previously outstanding long-term debt arrangements under the Deerfield credit facilities, we issued to Deerfield warrants to purchase 6,000,000 shares of common stock at an exercise price of $3.65 and warrants to purchase 6,000,000 shares of common stock at an exercise price of $4.19. The warrants contain the same terms, except for the lower per share exercise price. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in stockholders' deficit with the offset to debt discount. The debt discount was amortized using the effective interest method and recorded as interest expense in the accompanying statements of operations and comprehensive loss from the respective draw dates until June 10, 2013, when the Deerfield credit facilities were repaid and the recognition of the remaining debt discount was accelerated. The warrants are currently exercisable and expire on June 30, 2016.

Controlled Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may sell up to $75 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. We are not required to sell shares under the Sales Agreement.  Any sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We will pay Cantor a commission of up to 3% of the aggregate gross proceeds we receive from any sales of our common stock under the Sales Agreement, with the exact amount to be agreed to by us at the time a placement notice is delivered, or at such other time as we and Cantor agree. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement, or March 27, 2016. No sales have been made under the Sales Agreement.

We previously entered into an Equity Distribution Agreement with Piper Jaffray & Co. on September 18, 2009, pursuant to which we sold an aggregate of approximately $25 million in registered shares of our common stock over time in at-the-market offerings with Piper acting as our sales agent. The agreement with Piper terminated when all of the shares authorized for sale under the agreement were sold in November 2011.

NOTE 9 – SHARE-BASED COMPENSATION

Total share-based compensation expense recorded for equity awards issued pursuant to the Option and Incentive Plan and for shares issued under the ESPP was $3.4 million, $2.4 million and $3.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

We use the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

•	Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - We estimate the expected term of our options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - We estimate expected volatility using daily historical trading data of our common stock.

•	Dividend yield - We have never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

The fair value of our option awards was estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Year Ended June 30,
	2013	2012	2011

Risk-free interest rate	0.8% - 1.2%	0.9% - 1.5%	1.9% - 2.6%
Expected option term in years	6.25	6.25	6.25
Expected volatility	66.0% - 67.5%	63.8% - 65.8%	63.3% - 64.4%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value	$3.07	$2.04	$1.86

The following table summarizes our stock option activity under the Option and Incentive Plan for the year ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	8,742,486	$4.85
Granted	2,653,832	$5.01
Exercised	(375,855)	$3.00
Forfeited	(455,910)	$4.65
Expired or canceled	(226,816)	$8.42
Outstanding balance at June 30, 2013	10,337,737	$4.87	7.0	$6,221
Vested and expected to vest at June 30, 2013	8,335,599	$5.02	6.4	$5,162
Exercisable at June 30, 2013	4,931,114	$5.66	4.7	$2,823

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2013, of $4.54 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised during the years ended June 30, 2013, 2012 and 2011 was $853 thousand, $78 thousand and $6 thousand, respectively.

As of June 30, 2013, there was approximately $7 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options in the table above, which is expected to be recognized over a weighted average period of 3.2 years.

Employee Stock Purchase Plan

In October 2012, our stockholders approved an amendment to our ESPP to increase the number of shares of common stock reserved for issuance under the ESPP by 600,000 shares, to an aggregate of 4,650,000 shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six- month offering period that begins July 1 and ends on December 31. As of June 30, 2013, we had 800,936 shares available for issuance under the ESPP. We issued 524,296, 443,651 and 529,307 shares under the ESPP during fiscal 2013, 2012 and 2011, respectively.

NOTE 10 – EMPLOYEE BENEFIT PLAN

Employee Savings Plan

Array has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. Array matches up to 4% of employee contributions on a discretionary basis as determined by our Board of Directors. Company contributions are fully vested after four years of employment. We paid matching contributions of approximately $820 thousand, $1.0 million and $1.3 million during the years ended June 30, 2013, 2012 and 2011, respectively.

NOTE 11 – RESTRUCTURING CHARGES

Fiscal 2011 Restructuring

On June 13, 2011, we implemented a reduction in our workforce by approximately 70 employees, which was completed during the quarter ended June 30, 2011. As a result of the reductions, we recorded a restructuring charge of approximately $3.7 million in the fourth quarter of fiscal 2011. Of this charge, $1.3 million was recorded in cost of partnered programs, $2.1 million was recorded in research and development for proprietary programs, and $283 thousand was recorded in general and administrative expense in the accompanying statements of operations and comprehensive loss. The restructuring charge is associated with cash payments of $3.2 million and $500 thousand made during the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, respectively, for termination benefits.

Also following the reduction, one of our significant laboratory areas at our Longmont, Colorado facility was vacated as of June 30, 2011. We are attempting to sublet the vacated space; however, the future expected receipts from subletting over a portion of the remaining three-year term of our primary lease is less than the net book value of the leasehold improvements. We therefore recorded an impairment charge of $1.8 million in June 2011 for the remaining book value of the leasehold improvements. This non-cash charge was included in cost of partnered programs, research and development for proprietary programs and general and administrative expense in the amounts of $339 thousand, $1.5 million and $27 thousand, respectively.

We continue to evaluate our facility needs and may decide to vacate the remaining space in one of the two buildings at our Longmont location or to vacate some portion of our Boulder location in the near future. If we do so, or conclude it is more likely than not that we will vacate the remaining space within a defined period, we may recognize additional impairment charges relating to the remaining book value of any improvements. For example, a smaller portion of the Longmont building that is not yet vacated continues to carry approximately $221 thousand in net book value for leasehold improvements as of June 30, 2013. If we conclude that it is more likely than not that we will vacate the remaining space within a defined period, the remaining net book value at the time will be evaluated for impairment at that time. In addition, if we do vacate the building, we will record as an additional expense the present value of future rent payments, less applicable deferred rent amounts, to the extent it exceeds potential sublet income.

NOTE 12 – INCOME TAXES

We have incurred net losses since inception, and we did not record an income tax provision or benefit during fiscal 2013, 2012 and 2011.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations and comprehensive loss is set forth in the following table:

	Year Ended June 30,
	2013	2012	2011

U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Interest expense disallowed under Sec.163(l)	(5.0)	(15.6)	(8.7)
Available research and experimentation tax credits	5.7	12.9	6.4
Stock-based compensation	(3.8)	(2.6)	(1.5)
(Gain)/loss on early prepayment of debt	(6.1)	(1.4)	(3.8)
FIN 48 reserve releases	(0.7)	7.3	0.0
Rate change	(0.8)	(2.2)	1.1
Effect of other permanent differences	0.2	0.0	(1.9)
State income taxes, net of federal taxes	2.0	1.4	2.0
Valuation allowance	(25.5)	(33.8)	(27.6)
Total	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of our deferred tax assets and liabilities are (in thousands):

	June 30,
	2013	2012
Current deferred tax assets, gross
Accrued benefits	$2,725	$2,065
Inventory reserve	1,203	1,195
Total current deferred tax assets	3,928	3,260
Non-current deferred tax assets, gross
Net operating loss carryforwards	162,791	136,618
Capital loss carryforwards	6,094	6,114
Research and experimentation credit carryforwards	27,060	23,970
Deferred revenue	4,951	17,027
Deferred rent	4,261	5,574
Depreciation of property and equipment	6,885	6,279
Loan costs on convertible senior notes	565	—
Other	2,439	3,926
Total non-current deferred tax assets	215,046	199,508
Total deferred tax assets	218,974	202,768
Long-term deferred tax liability
Discount on convertible senior notes	17,734	—
Total long-term deferred tax liability	17,734	—
Deferred tax assets, net of deferred tax liability	201,240	202,768
Valuation allowance	(201,240)	(202,768)
Deferred tax assets, net of valuation allowance	$—	$—

Based upon the level of historical taxable loss and projections of future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of June 30, 2013 and 2012 against our deferred tax assets.

Future realization depends on the future earnings of Array, if any, the timing and amount of which are uncertain as of June 30, 2013. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in our statements of operations and comprehensive loss.

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2013 and 2012 as a component of our net operating loss carryforwards. The deferred tax asset balances as of June 30, 2013 and 2012 do not include excess tax benefits from stock option exercises of approximately $4.5 million for fiscal 2013 and 2012. Equity will be increased if and when management determines that it is more likely than not that such excess tax benefits will ultimately be realized.

As of June 30, 2013, we had available total net operating loss carryforwards of approximately $452.8 million, which expire in the years 2020 through 2032, and federal research and experimentation credit carryforwards of $29.8 million, which expire in the years 2022 through 2032. Capital loss carryforwards begin to expire in 2015.

The Tax Reform Act of 1986 and certain state tax statutes limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, and may therefore result in the expiration of a portion of those carryforwards before they are utilized, if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code, and under similar state provisions. During fiscal 2012, we conducted a study to determine whether a change of ownership event occurred in prior fiscal years that would limit the net operating losses available to fully offset our taxable income. Based on our analysis, approximately $40 thousand of our net operating losses as of the year ended June 30, 2011, may not be used to offset taxable income. We have provided a valuation allowance against the entire amount of our net operating loss and tax credit carryforwards. We will continue to evaluate past and future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years.

We follow a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions taken or expected to be taken on a tax return. Tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The cumulative effect of accounting for tax contingencies in this manner has been recorded in deferred tax assets, net of the full valuation allowance, which resulted in no liability being recorded on our accompanying balance sheets. The total amount of unrecognized tax benefits as of June 30, 2013 and 2012 are (in thousands):

	Year Ended June 30,
	2013	2012

Balance at beginning of year	$2,968	$3,985
Additions based on tax positions related to the current year	915	796
Additions for tax positions of prior year	(2)	(6)
Reductions for tax positions of prior year	(453)	(1,807)
Balance at end of year	$3,428	$2,968

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from inception of Array. Our policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations and comprehensive loss. There have been no income tax related interest or penalties assessed or recorded. Because we have provided a full valuation allowance on all of our deferred tax assets, the adoption of accounting for tax contingencies had no impact on our effective tax rate.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize our unaudited quarterly operating results for the fiscal years ended June 30, 2013 and 2012 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$15,833	$18,377	$9,955	$25,415
Research and development for proprietary programs	$13,534	$13,941	$15,105	$16,840
Total operating expenses	$24,853	$26,460	$28,730	$29,079
Net loss	$(11,768)	$(10,931)	$(21,594)	$(17,649)
Weighted average shares outstanding – basic and diluted	92,606	105,403	116,665	116,792
Net loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.19)	$(0.15)

Fiscal Year Ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$22,131	$23,228	$19,113	$20,663
Research and development for proprietary programs	$12,598	$13,150	$16,094	$14,877
Total operating expenses	$22,762	$23,198	$24,611	$25,611
Net loss	$(3,580)	$(3,803)	$(8,168)	$(8,030)
Weighted average shares outstanding – basic and diluted	57,025	60,004	74,817	90,897
Net loss per share – basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.09)

The net loss per share amounts above may not sum to the annual amounts presented in our accompanying statements of operations and comprehensive loss due to rounding.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated subsequent events after the balance sheet date of June 30, 2013, and up to the date we filed this Annual Report.

In July 2013, we entered into a Drug Discovery Collaboration Agreement with Loxo Oncology, Inc., pursuant to which we granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at a specified novel oncogenic activating mutation. Under the terms of the agreement, Loxo will fund further preclinical research to be conducted by Array during a three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for clinical development and commercialization. We will be entitled to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved and royalties on sales of any resulting drugs. In further consideration of the rights granted to Loxo under the agreement, we also received shares of stock in Loxo.

Also in July 2013, we entered into a Drug Discovery and Development Option and License Agreement with Celgene Corporation and Celgene Alpine Investment Co., LLC pursuant to which Array and Celgene will collaborate on development of an Array-invented preclinical development program targeting a novel inflammation pathway. Under the terms of the agreement, we received an up-front payment of $11 million in consideration for granting Celgene an option to select multiple clinical development candidates that Celgene may further develop on an exclusive basis. Celgene will also have the option to obtain exclusive worldwide rights to commercialize one or more of the development compounds it selects upon payment of an option exercise fee to Array. We will be responsible for conducting preclinical discovery research on compounds directed at the target under the agreement and Celgene will be responsible for all clinical development and commercialization of any compounds it selects under the agreement. We are entitled to receive potential milestone payments of up to $376 million if all development, regulatory and sales objectives identified in the agreement are met. We are also entitled to receive royalties on net sales of all drugs and will retain all rights to the program if Celgene does not exercise its option.

On August 5, 2013, we implemented a 20% reduction in our workforce and the affected employees were immediately notified. The reduction in force supports our strategy to fund our development organization with strategic collaborations and to focus our resources to progress our hematology and oncology programs to later stage development. We currently anticipate that the actions associated with the reductions will be completed during the first quarter of 2014 and, as a result of the reductions, we currently estimate that we will record a one-time restructuring charge of approximately $2.7 million in the same period. The amount of this charge may increase later in the year, depending on potential facility-related charges and other write-downs that have not yet been finalized. The restructuring charge is associated with the payment of one-time termination benefits that we expect to pay out in cash during the first quarter of fiscal 2014.

Also on August 5, 2013, Amgen notified us that it is electing to terminate the Collaboration and License Agreement dated December 13, 2009 that we entered into with Amgen. The termination of the agreement will be effective October 5, 2013, and all licenses and rights granted to Amgen to the glucokinase program, including AMG 151/ARRY-403, will revert to us as of that date.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	S-1/A	333-45922	10/27/2000
3.2	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	11/6/2007
3.3	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	10/29/2012
3.4	Bylaws of Array Biopharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Registration Rights Agreement, dated May 15, 2009, between the registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	10-K	001-16633	8/18/2009
4.3
Form of Warrant to purchase shares of the registrant's common stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited
		8-K/A	001-16633	9/24/2009
4.4
Form of Amendment No. 1 to Warrant to purchase shares of the registrant's Common Stock issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated November 16, 1999	S-1	333-45922	9/15/2000
10.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated August 31, 2000	S-1	333-45922	9/15/2000
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF-14A	001-16633	9/23/2008
10.4	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	10-K	001-16633	8/16/2012
10.5	Form of Incentive Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.6	Form of Nonqualified Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.7	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF-14A	001-16633	9/14/2012
10.8	Employment Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.9	Noncompete Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.10	Confidentiality and Inventions Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.11	Form of Employment Agreement dated, September 1, 2002, between registrant and each of David L. Snitman, Kevin Koch and R. Michael Carruthers*	10-Q	001-16633	11/13/2002
10.12	Employment Agreement, effective as of March 4, 2002, between registrant and John Moore*	10-K	001-16633	9/30/2002
10.13	Employment Agreement, dated March 18, 2013, between registrant and Michael Needle, M.D.*	10-Q	001-16633	5/7/2013
10.14	Noncompete Agreement, dated February 7, 2013, between registrant and Michael Needle*	10-Q	001-16633	5/7/2013
10.15	Confidentiality and Inventions Agreement, effective April 1, 2013, between registrant and Michael Needle*	10-Q	001-16633	5/7/2013
10.16	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc., dated December 20, 2004*	8-K	001-16633	12/21/2004

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.17	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*	10-Q	001-16633	2/6/2006
10.18	Research Services Agreement between registrant and Eli Lilly and Company, dated March 22, 2000, as amended**	S-1	333-45922	9/15/2000
10.19	Research Agreement between registrant and Amgen Inc., dated as of November 1, 2001**	8-K/A	001-16633	2/6/2002
10.20	Lead Generation Collaboration Agreement between registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**	10-Q	001-16633	11/14/2001
10.21	Collaboration and License Agreement between registrant and AstraZeneca AB, dated December 18, 2003**	10-Q	001-16633	2/2/2004
10.22	Drug Discovery Collaboration Agreement between registrant and Genentech, Inc., dated December 22, 2003**	10-Q	001-16633	2/2/2004
10.23	Second Amendment, dated October 1, 2005, to the Drug Discovery Collaboration Agreement between registrant and Genentech, Inc.**	10-Q	001-16633	2/6/2006
10.24	Letter Agreement dated, July 30, 2009, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2009
10.25	Sixth Amendment to Drug Discovery Collaboration Agreement, dated as of September 30, 2010, between the registrant and Genentech, Inc.	10-Q	001-16633	11/9/2010
10.26	License Agreement, dated August 5, 2011, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2011
10.27
Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002, along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
		10-K	001-16633	9/13/2005
10.28	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.29	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.30	Exercise of Option to Extend Funding of Research FTEs, dated August 31, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002	10-Q	001-16633	11/6/2006
10.31	Drug Discovery Agreement between registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**	10-Q	001-16633	2/6/2006
10.32	Drug Discovery and Development Agreement by and between registrant and Celgene Corporation, dated September 21, 2007**	10-Q	001-16633	11/6/2007
10.33	First Amendment to Drug Discovery and Development Agreement, dated June 17, 2009, between registrant and Celgene Corporation**	10-K	001-16633	8/18/2009
10.34	Second Amendment to Drug Discovery and Development Agreement, dated January 8, 2012, between registrant and Celgene Corporation**	10-Q	001-16633	5/3/2012
10.35	Third Amendment to Drug Discovery and Development Agreement, dated November 29, 2012, between the registrant and Celgene Corporation**	10-Q	001-16633	2/6/2013
10.36	Loan and Security agreement, dated June 28, 2005, by and between registrant and Comerica Bank	10-K	001-16633	9/13/2005
10.37	First Amendment to Loan and Security agreement, dated December 19, 2005, by and between registrant and Comerica Bank	10-Q	001-16633	2/6/2006
10.38	Second Amendment to Loan and Security Agreement, dated July 7, 2006, between the registrant and Comerica Bank	10-Q	001-16633	11/6/2006
10.39	Third Amendment to Loan and Security Agreement, dated June 12, 2008, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.40	Fourth Amendment to Loan and Security Agreement, dated March 11, 2009, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.41	Fifth Amendment to Loan and Security Agreement, dated September 30, 2009, between the registrant and Comerica Bank	8-K	001-16633	10/5/2009
10.42	Sixth Amendment to Loan and Security Agreement, dated March 31, 2010, between the registrant and Comerica Bank	8-K	001-16633	4/6/2010

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.43	Seventh Amendment to Loan and Security Agreement, dated June 11, 2011, between the registrant and Comerica Bank	10-K	001-16633	8/12/2011
10.44	Eighth Amendment to Loan and Security Agreement, dated December 28, 2012, between the registrant and Comerica Bank	10-Q	001-16633	2/6/2013
10.45	Ninth Amendment to Loan and Security Agreement dated June 4, 2013, by and between Array BioPharma Inc. and Comerica Bank	8-K	001-16633	6/10/2013
10.46	Facilities Lease and Assignment, dated July 7, 2006, between the registrant and BMR-3200 Walnut Street LLC	10-Q	001-16633	11/6/2006
10.47	Facilities Lease and Assignment, dated August 9, 2006, between the registrant and BMR-Trade Center Avenue LLC	10-Q	001-16633	11/6/2006
10.48	Collaboration and License Agreement, dated December 13, 2009, between the registrant and Amgen Inc.**	10-Q	001-16633	2/2/2010
10.49	Description of Performance Bonus Program*	8-K	001-16633	08/12/2013
10.50	License Agreement, dated April 19, 2010, between the registrant and Novartis International Pharmaceutical Ltd.**	10-K	001-16633	8/12/2010
10.51	Collaboration and License Agreement, dated July 12, 2011, between the registrant and ASLAN Pharmaceuticals**	10-Q	001-16633	11/2/2011
10.52	Sales Agreement, dated March 27, 2013, by and between registrant and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.53	Development and Commercialization Agreement, dated May 29, 2013, between registrant and Oncothyreon Inc.***		Filed herewith
10.54	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between registrant and Loxo Oncology, Inc.***		Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document****		Furnished
101.SCH	XBRL Taxonomy Extension Schema Document****		Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****		Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****		Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****		Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****		Furnished
*     Management contract or compensatory plan.
**    Confidential treatment of redacted portions of this exhibit has been granted.
*** Confidential treatment of redacted portions of this exhibit has been applied for.

****	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be "furnished" and not "filed."