Form 10-Q
period 2013-09-30
ARRAY BIOPHARMA INC
filed 2013-11-01
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 25, 2013, the registrant had 123,687,514 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2013	2013
Assets
Current assets
Cash and cash equivalents	$65,045	$60,736
Marketable securities	58,126	47,505
Accounts receivable	1,014	9,595
Prepaid expenses and other current assets	9,991	3,473
Total current assets	134,176	121,309

Long-term assets
Marketable securities	550	465
Property and equipment, net	9,144	10,049
Other long-term assets	8,775	4,165
Total long-term assets	18,469	14,679
Total assets	$152,645	$135,988

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$3,072	$5,396
Accrued outsourcing costs	6,350	5,576
Accrued compensation and benefits	10,028	9,481
Other accrued expenses	2,353	1,135
Co-development liability	12,204	10,990
Deferred rent	3,686	3,646
Deferred revenue	14,193	14,353
Total current liabilities	51,886	50,577

Long-term liabilities
Deferred rent	6,887	7,834
Deferred revenue	6,281	—
Long-term debt, net	100,203	99,021
Other long-term liabilities	550	465
Total long-term liabilities	113,921	107,320
Total liabilities	165,807	157,897

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 120,916,637 and 116,878,021 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	121	117
Additional paid-in capital	595,683	571,270
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	8	(2)
Accumulated deficit	(648,359)	(632,679)
Total stockholders' deficit	(13,162)	(21,909)
Total liabilities and stockholders' deficit	$152,645	$135,988

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Revenue
License and milestone revenue	$10,065	$12,476
Collaboration revenue	4,163	3,357
Total revenue	14,228	15,833

Operating expenses
Cost of partnered programs	10,658	6,539
Research and development for proprietary programs	11,704	13,534
General and administrative	5,179	4,780
Total operating expenses	27,541	24,853

Loss from operations	(13,313)	(9,020)

Other income (expense)
Interest income	16	11
Interest expense	(2,383)	(2,759)
Total other expense, net	(2,367)	(2,748)

Net loss	$(15,680)	$(11,768)

Change in unrealized gains and losses on marketable securities	10	1

Comprehensive loss	$(15,670)	$(11,767)

Weighted average shares outstanding – basic and diluted	117,509	92,606

Net loss per share – basic and diluted	$(0.13)	$(0.13)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statement of Stockholders' Deficit
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2013	116,878	$117	$571,270	$39,385	$(2)	$(632,679)	$(21,909)
Issuance of common stock under stock option and employee stock purchase plans	432	—	1,421	—	—	—	1,421
Share-based compensation expense	—	—	969	—	—	—	969
Issuance of common stock, net of offering costs	3,607	4	22,118	—	—	—	22,122
Offering costs for convertible senior notes, equity portion	—	—	(95)	—	—	—	(95)
Change in unrealized loss on marketable securities	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(15,680)	(15,680)
Balance as of September 30, 2013	120,917	$121	$595,683	$39,385	$8	$(648,359)	$(13,162)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(15,680)	$(11,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,103	1,146
Non-cash interest expense	1,269	1,029
Share-based compensation expense	969	795
Non-cash license revenue	(4,500)	—
Changes in operating assets and liabilities:
Accounts receivable	8,581	(816)
Prepaid expenses and other assets	323	1,195
Accounts payable and other accrued expenses	(962)	(1,593)
Accrued outsourcing costs	774	(946)
Accrued compensation and benefits	547	1,642
Co-development liability	1,214	920
Deferred rent	(907)	(869)
Deferred revenue	6,121	(12,138)
Other liabilities	36	33
Net cash used in operating activities	(1,112)	(21,370)

Cash flows from investing activities
Purchases of property and equipment	(198)	(804)
Purchases of marketable securities	(29,408)	(12,416)
Proceeds from sales and maturities of marketable securities	18,760	27,484
Net cash provided by (used in) investing activities	(10,846)	14,264

Cash flows from financing activities
Proceeds from the issuance of common stock	15,411	—
Proceeds from employee stock purchases and options exercised	1,421	361
Payment of debt issuance costs	(95)	—
Payment of stock offering costs	(470)	—
Net cash provided by financing activities	16,267	361

Net increase (decrease) in cash and cash equivalents	4,309	(6,745)
Cash and cash equivalents at beginning of period	60,736	55,799
Cash and cash equivalents at end of period	$65,045	$49,054

Supplemental disclosure of cash flow information
Cash paid for interest	$124	$1,735

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Financial Statements

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Organization

Array BioPharma Inc. (also referred to as "Array," "we," "us," or "our"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year.

These unaudited financial statements should be read in conjunction with our audited financial statements and the notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC, from which we derived our balance sheet data as of June 30, 2013.

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

We believe our financial statements are most significantly impacted by the following accounting estimates: (i) estimating the stand-alone value of deliverables for purposes of determining revenue recognized under partnerships and collaborations involving multiple-elements; (ii) estimating the periods over which up-front and milestone payments from partnership and collaboration agreements are recognized; (iii) estimating accrued outsourcing costs for clinical trials and preclinical testing; (iv) determining the fair value of the debt component for our convertible senior notes exclusive of the conversion feature; and (v) estimating the fair value of non-marketable equity received from licensing transactions.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2013, we had an accumulated deficit of $648.4 million. We had a net loss of $15.7 million for the three months ended September 30, 2013 and net losses of $61.9 million, $23.6 million and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by credit facilities and our recent convertible debt offering. Management believes that our cash, cash equivalents and marketable securities as of September 30, 2013, and the anticipated receipt of up-front and milestone payments under new and existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

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

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, the entire outstanding debt balance of $14.6 million with Comerica Bank, plus any accrued unpaid variable interest, becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash, cash equivalents and marketable securities will fall below this level prior to maturity of such debt in October 2014.

Equity Investment

From time to time, we may enter into collaboration and license agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. We report the value of equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest at cost in other long-term assets in the accompanying balance sheets. We monitor our investment for impairment at least annually, and consider events or changes in circumstances we know of that may have a significant adverse effect on the fair value. We make appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer. We do not report the fair value of our equity investments because it is not practical to do so.

In July 2013, Array entered into a collaboration agreement with Loxo Oncology, Inc. under which we received shares of non-voting preferred stock as consideration for licensing rights granted to Loxo. We have estimated the fair value of these shares to be $4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The full value of the preferred stock was recorded as a long-term asset in our balance sheet and as license revenue in our statement of operations and comprehensive loss during the current quarter. Further discussion regarding assumptions and estimates related to the determination of the fair value of the shares and related revenue recognition can be found in Note 4 - Collaboration and License Agreements – Loxo Oncology, Inc.

In addition, as of September 30, 2013 and June 30, 2013, we also held shares of preferred stock of VentiRx Pharmaceuticals, Inc. valued at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx. The value of the VentiRx preferred stock was based on the price at which such preferred stock was sold to investors in a private offering.

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

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 5 – Long-term Debt.

Revenue Recognition

We recognize revenue for the performance of services or the shipment of products when each of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including licenses for and transfer of intellectual property, research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010.

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

We defer up-front payments billed or received under our partnership and collaboration agreements for which there are future performance requirements, pending recognition over the applicable performance period. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying balance sheets, depending on the period during which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort. We record any portion of milestone payments associated with future performance obligations as deferred revenue when billed until recognized.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable up-front payments, license fees and milestone payments in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate such revenue recognition if programs are extended or delayed. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

See Note 4 – Collaboration and License Agreements for further information about our partnerships and collaborations.

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

Concentration of Business Risks

Significant Partnerships

The following significant partnerships contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2013	2012

Amgen Inc.	—%	35.5%
Celgene	5.7	14.7
Genentech, Inc.	11.9	16.4
Loxo Oncology, Inc.	39.4	—
Novartis International Pharmaceutical Ltd.	26.4	22.2
	83.4%	88.8%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2013.

Geographic Information

The following table details revenue from partnerships by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended
	September 30,
	2013	2012

North America	$10,469	$12,218
Europe	3,759	3,615
Total revenue	$14,228	$15,833

Accounts Receivable

Oncothyreon Inc. accounted for 72% and Novartis accounted for 91% of our total accounts receivable balances as of September 30, 2013 and June 30, 2013, respectively. There were no other significant concentrations in our accounts receivable balances for the periods presented.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$57,745	$8	$—	$57,753
Mutual fund securities	373	—	—	373
	58,118	8	—	58,126
Long-term available-for-sale securities:
Mutual fund securities	550	—	—	550
	550	—	—	550
Total	$58,668	$8	$—	$58,676

Marketable securities consisted of the following as of June 30, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. Government agency securities	$47,130	$—	$(2)	$47,128
Mutual fund securities	377	—	—	377
	47,507	—	(2)	47,505
Long-term available-for-sale securities:
Mutual fund securities	465	—	—	465
	465	—	—	465
Total	$47,972	$—	$(2)	$47,970

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	September 30,	June 30,
	2013	2013

Quoted prices in active markets for identical assets (Level 1)	$58,676	$47,970
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$58,676	$47,970

As of September 30, 2013, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$58,118	$58,126
Due in one year to three years	550	550
Total	$58,668	$58,676

NOTE 3 – EMPLOYEE BONUS

We have an annual performance bonus program for our employees in which employees may receive a bonus payable in cash or in shares of common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. The bonus is typically paid in the second quarter of the next fiscal year, and we accrue an estimate of the expected aggregate bonus in accrued compensation and benefits. We had $6.7 million and $6.0 million accrued in the accompanying balance sheets for our annual performance bonus program as of September 30, 2013 and June 30, 2013, respectively. In October 2013, we paid bonuses under the fiscal 2013 performance bonus program to all of our eligible employees in cash having an aggregate value of $5.0 million.

NOTE 4 – COLLABORATION AND LICENSE AGREEMENTS

Deferred revenue related to collaboration and license agreements with our partners consisted of the following (in thousands):

	September 30,	June 30,
	2013	2013

Celgene	$10,186	$—
Genentech, Inc.	1,610	2,300
Loxo Oncology, Inc.	375	—
Novartis International Pharmaceutical Ltd.	8,303	12,053
Total deferred revenue	20,474	14,353
Less: Current portion	(14,193)	(14,353)
Deferred revenue, long-term portion	$6,281	$—

Celgene

Array and Celgene Corporation and Celgene Alpine Investment Co., LLC (collectively "Celgene") entered into a Drug Discovery and Development Option and License Agreement in July 2013 to collaborate on development of an Array-invented preclinical development program targeting a novel inflammation pathway. The agreement provides Celgene an option to select multiple clinical development candidates that Celgene may further develop on an exclusive basis under the agreement. Celgene also has the option to obtain exclusive worldwide rights to commercialize one or more of the development compounds it selects upon payment of an option exercise fee to Array. Array will be responsible for funding and conducting preclinical discovery research on compounds directed at the target, and Celgene will be responsible for all clinical development and commercialization of any compounds it selects.

Array received a non-refundable up-front payment of $11 million from Celgene during the quarter ended September 30, 2013. Array is also eligible to receive potential milestone payments of up to $376 million based upon achievement of development, regulatory and sales objectives identified in the agreement, plus royalties on net sales of all drugs. Additionally, Array will retain all rights to the program if Celgene does not exercise its option.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Celgene agreement.  These deliverables are (i) the performance of research services under the discovery program (the "research services deliverable"), (ii) a non-exclusive license granted to Celgene to certain Array and collaboration technology for the sole purpose of being able to perform collaboration activities and (iii) participation on the joint research committee ("JRC"). The Celgene agreement provides for no general right of return for any non-contingent deliverable. Both the research services deliverable and the JRC deliverable meet the separation criteria; however, the non-exclusive license deliverable has no value outside of the collaboration, therefore, it does not meet the separation criteria and will be recognized as a combined unit of accounting with the research services deliverable. The research services deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the option term, which is the period of time between the effective date of the agreement and the earlier of a specified amount of time after the completion of certain preclinical studies to be conducted under the Celgene agreement, or three years after the effective date. The option term may be extended by Celgene for an additional one-year period under certain circumstances specified in the agreement.

The exclusive license that Celgene may obtain by exercising its option and paying an exercise fee to Array is a contingent deliverable due to the uncertainty regarding whether Celgene will exercise its option. Therefore, we did not allocate any of the up-front payment received to this contingent deliverable.

Determining a selling price for the research services deliverable required the use of certain estimates by management, including our estimate for the expected length of the option term, which we currently believe to be three years, and the number of full-time employees ("FTEs") required for the conduct of the discovery program. We utilized vendor-specific objective evidence for our FTE costs related to activities to be performed by Array scientists, as well as third-party estimates to determine the costs of the preclinical studies that we plan to outsource. We estimated a selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The majority of the up-front payment is for the performance of research services. Accordingly, we recognized $814 thousand of this payment in collaboration revenue during the three months ended September 30, 2013, and will recognize the rest of the up-front payment over the remainder of the three-year estimated option term.

The Celgene agreement will continue on a country-by-country basis until the termination of the royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by either party for an uncured material breach by the other party. In addition, Celgene may terminate the agreement in its entirety or as to any collaboration compound by giving Array six months’ prior notice, and in any such event the rights to any terminated programs would revert to Array and Celgene’s obligation to pay milestones or royalties with respect to any terminated programs would terminate. If Celgene does not exercise its option to obtain an exclusive license, the period of exclusivity to be observed by Array under the agreement will end upon expiration of the option term. If Celgene does exercise its option, the period of exclusivity will continue as long as Celgene either has an active development program for, or is commercializing, a compound selected under the agreement, and Array continues to be entitled to receive milestones or royalties under the agreement. Array and Celgene have also agreed to indemnify the other party for breaches of their respective representations and warranties under the agreement and certain of their respective activities under the agreement.

Genentech, Inc.

We entered into a Licensing and Collaboration Agreement with Genentech in December 2003 for development of small molecule drugs invented by Array directed at multiple therapeutic targets in the field of oncology. In August 2011, we entered into a License Agreement with Genentech for the development of each company’s small-molecule Checkpoint kinase 1 ("Chk-1") program in oncology.

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. We have received up-front and milestone payments totaling $23.0 million under the 2003 agreement. We are eligible to earn an additional $25 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Chk-1 agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the delivery of specified clinical materials for GDC-0575 for use in future clinical trials, (ii) the transfer of the license and related technology with ongoing regulatory services to assist in filing the Investigational New Drug ("IND") application and to provide supporting data, and (iii) activities related to the achievement of a specified milestone. The Chk-1 agreement provides for no general right of return for any non-contingent deliverable.

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech. We completed this delivery in December 2011. The second obligation, related to the non-contingent deliverable to assist in filing the IND application, was completed as of March 31, 2012.

The Chk-1 agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control ("CMC") activities for additional drug product or improved processes.  The CMC option is a contingent deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

The determination of the stand-alone value for each non-contingent deliverable under the Chk-1 agreement required the use of significant estimates by management, including estimates of the time to complete the transfer of related technology and to assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Management also considered the likelihood of achieving the initial milestone based on our historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or GDC-0575. Taking into account these factors, we allocated a portion of the up-front payment to the first milestone. No portion of any revenue recognized is refundable.

We recognized $1.7 million and $1.3 million in license and milestone revenue under both agreements during the three months ended September 30, 2013 and 2012, respectively. We also recognized $1.3 million in collaboration revenue under the 2003 agreement during the three months ended September 30, 2012, with no corresponding revenue during the current fiscal period.

Genentech may terminate the 2003 agreement in its entirety upon four months' written notice to Array, and may terminate the Chk-1 agreement upon 60 days' written notice to Array. Under the Chk-1 agreement, either party may terminate upon a material breach by the other party that is not cured within the specified time period. If Genentech terminates the Chk-1 agreement due to a material breach by Array, the license to Genentech becomes irrevocable and the royalty to Array will be reduced to a specified percentage. If the Chk-1 agreement is terminated by Genentech for convenience or by Array due to a material breach by Genentech, the license to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and Array's exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the Chk-1 agreement.

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at a specified novel oncogenic activating mutation. Under the terms of the agreement, Loxo will fund further preclinical research to be conducted by Array during a three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing a 19.9% interest in the newly-formed entity. Array will also receive monthly payments in advance for preclinical research and other services Array provides during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Loxo agreement.  These deliverables are (i) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (ii) an exclusive worldwide license granted to Loxo to certain Array technology and Array's interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (iii) participation on the joint research committee ("JRC"). The Loxo agreement provides for no general right of return for any non-contingent deliverable. All of the identified non-contingent deliverables meet the separation criteria; therefore, they are each treated as separate units of accounting. Delivery of the research services and JRC participation obligations will be completed throughout the expected duration of the three-year discovery program term. The license deliverable was complete as of September 30, 2013.

We determined a selling price for the research services deliverable using our established annual FTE rate, which represents vendor-specific objective evidence for any FTE costs related to activities to be performed by Array scientists. We determined an estimated selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The receipt of the preferred shares was in consideration for the license deliverable. We allocated an amount of consideration under the Loxo agreement to the license deliverable equal to the fair value of the shares received. We chose the fair value of the shares received as this was a more evident and readily determinable measure as compared to the alternative method for determining the consideration to allocate to the license deliverable, which is the fair value for the exclusive license. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing.

The remaining consideration under the Loxo agreement, which Loxo will pay to Array in advance monthly payments, was allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term.

We recognized the full $4.5 million estimated fair value of the preferred shares received in license and milestone revenue during the three months ended September 30, 2013, as delivery of the shares was not contingent upon either the delivery of additional items or meeting other specified performance conditions. We also recognized $1.1 million in collaboration revenue during the three months ended September 30, 2013.

The Loxo agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms. The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, Array will only be entitled to seek monetary damages, and will not have the right to terminate the agreement in the event of Loxo's breach after expiration of the discovery program term. Loxo also has the right, after the one-year anniversary of the agreement, to terminate the agreement or to terminate discovery research with respect to any targets under development with six months’ notice to Array. If Loxo terminates the agreement for convenience, all licenses granted to Loxo will terminate and Array will have all rights to further develop and commercialize the licensed programs. The period of exclusivity to be observed by Array under the Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by Array, or as long as Loxo is commercializing a product for a target under the agreement,

Novartis International Pharmaceutical Ltd.

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

In consideration for the rights granted to Novartis under the agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment which was received in the fourth quarter of fiscal 2011. In June 2013, we earned a $5 million milestone payment, which was received during the current quarter. We are eligible to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the Novartis agreement are achieved. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S., as described below under Co-Development Arrangement.

We are recognizing the up-front fee and milestone payments on a straight-line basis from April 2010 through April 2014, which is our estimate for the term of performance under the Novartis agreement. Under the Novartis agreement, during each of the three months ended September 30, 2013 and 2012, we recognized $2.5 million of license revenue and we also recognized $1.3 million and $938 thousand of milestone revenue during the three months ended September 30, 2013 and 2012, respectively.

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

Co-Development Arrangement

The Novartis agreement also contains co-development rights whereby we can elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program with a payment of $9.2 million to Novartis in the second quarter of fiscal 2013. Annually, we may opt out of paying our share of these costs. If we opt out of paying our share of the combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S.

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

Our share of the combined development costs was $4.5 million and $1.7 million during the three months ended September 30, 2013 and 2012, respectively. We recorded co-development liabilities of $12.2 million and $11.0 million as of September 30, 2013 and June 30, 2013, respectively. We paid Novartis $11.3 million in October 2013 in accordance with the terms of the Novartis agreement for the co-development liability that had been accrued as of the end of fiscal 2013. We had related receivables of $0 and $3.7 million as of September 30, 2013 and June 30, 2013, respectively, for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap.

Oncothyreon Inc.

In May 2013, we entered into a Development and Commercialization Agreement with Oncothyreon to collaborate on the development and commercialization of ARRY-380, now also known as ONT-380, for the treatment of cancer. Under the terms of the agreement, Oncothyreon paid Array a one-time up-front fee of $10 million and received a license to ARRY-380 enabling it to perform its development activities. Oncothyreon will be responsible for conducting the clinical development of ARRY-380 through a defined set of proof-of-concept trials and will also be responsible for all development costs incurred by or on behalf of either party with respect to these proof-of-concept trials.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that in order for Oncothyreon to be able to conduct its activities during the proof-of-concept trials, Array is obligated to deliver three non-contingent deliverables related to the Oncothyreon agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the license deliverable, which includes the initial technology transfer, as well as the transfer of regulatory information necessary for Oncothyreon to file its own IND, (ii) the transfer of existing quantities of clinical product, and (iii) participation on the joint development committee ("JDC") during the proof-of concept activities. The Oncothyreon agreement provides for no general right of return for any non-contingent deliverable. The first non-

contingent deliverable for the license deliverable was completed as of June 30, 2013. The second non-contingent deliverable requiring Array to deliver existing quantities of clinical materials ARRY-380 is expected to be completed by the third quarter of fiscal 2014, and the final obligation requiring us to participate on the JDC will be completed over the estimated time frame of the proof-of-concept activities.

The Oncothyreon agreement also includes contingent deliverables for the future manufacture and supply of additional drug product for the studies and for the rendering of support and advisory services by Array to Oncothyreon during the proof-of-concept trials. These deliverables are considered contingent because the scope, likelihood and timing of the potential services are unclear. We could elect to manufacture the additional drug materials in-house or by utilizing a third-party vendor. Additionally, we are not required to have any individuals devoted to supporting Oncothyreon, and we will charge our costs to the development program as they are incurred. Therefore, no portion of the up-front payment has been allocated to the contingent deliverables that we may be obligated to perform in the future.

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

We recognized $732 thousand in collaboration revenue during the quarter ended September 30, 2013.

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

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,
	2013	2013

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(46,597)	(47,779)
Long-term debt, net	$100,203	$99,021

Comerica Bank

We entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and provides for a $15 million term loan and a revolving line of credit of $6.8 million. In December 2012, the Loan and Security Agreement was amended to extend the maturity date of the term loan to October 2014 and changed the maturity date of the revolving line of credit to June 2014. We currently have $14.6 million outstanding under the term loan, which is due to Comerica at maturity in October 2014. The revolving line of credit was established to support standby letters of credit in relation to our facilities leases.

The outstanding balance under the term loan bears interest at the Prime Rate, as quoted by Comerica, but will not be less than the sum of Comerica's daily adjusting LIBOR rate plus an incremental contractually predetermined rate. This rate is variable, ranging from the Prime Rate to the Prime Rate plus 4%, based on the total dollar amount we have invested at Comerica and in what investment options those funds are invested. As of September 30, 2013, the term loan with Comerica had an interest rate of 3.25% per annum.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both September 30, 2013 and June 30, 2013, and was classified using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and estimated offering expenses.

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

On or after June 4, 2017, we may redeem for cash all or part of the outstanding Notes if the last reported sale price of our common stock exceeds 130% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending within seven trading days immediately prior to the date we provide the notice of redemption to holders. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus all accrued and unpaid interest. If we were to provide a notice of redemption, the holders could convert their Notes up until the business day immediately preceding the redemption date.

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.6 million as of September 30, 2013.

The fair value of the Notes was at $153.4 million and $126.0 million at September 30, 2013 and June 30, 2013, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Comerica Term Loan
Simple interest	$121	$121
Amortization of fees paid for letters of credit	20	27
Total interest expense on the Comerica term loan	141	148
Convertible Senior Notes
Contractual interest	992	—
Amortization of debt discount	1,183	—
Amortization of debt issuance costs	67	—
Total interest expense on the convertible senior notes	2,242	—
Deerfield Credit Facilities
Simple interest	—	1,609
Amortization of debt discounts and transaction fees	—	1,132
Change in fair value of the embedded derivatives	—	(130)
Total interest expense on the Deerfield credit facilities	—	2,611
Total interest expense	$2,383	$2,759

NOTE 6 – STOCKHOLDERS’ DEFICIT

Controlled Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may sell up to $75 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. We are not required to sell shares under the Sales Agreement.  Any sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We will pay Cantor a commission of approximately 2% of the aggregate gross proceeds we receive from any sales of our common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement, or March 27, 2016.

During the three months ended September 30, 2013, we sold 3.6 million shares of common stock at an average price of $6.26 per share, for gross proceeds of $22.6 million, $7.2 million of which settled in early October 2013 and is therefore recorded as a receivable in other current assets on our balance sheet at September 30, 2013. Cantor earned commissions of $462 thousand relating to these sales.

NOTE 7 – RESTRUCTURING CHARGES

On August 5, 2013, we implemented a 20% reduction in our workforce and the affected employees were immediately notified. The reduction in force supports our strategy to fund our development organization with strategic collaborations and to focus our resources to progress our hematology and oncology programs to later stage development. The actions associated with the reductions were substantially completed during the first quarter of fiscal 2014 and, as a result of the reductions, we recorded a one-time restructuring charge of $2.8 million for termination benefits in the same period. Of this charge, $2.2 million was recorded in research and development for proprietary programs and $602 thousand was recorded in general and administrative expense. The restructuring charge is associated with cash payments of $2.6 million made during the first quarter of fiscal 2014 and an accrual of $192 thousand, which we expect to pay during the second quarter of fiscal 2014. An additional non-cash charge may occur later in the fiscal year, depending on decisions yet to be made by management, which could involve potential facility-related charges and other write-downs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing partnership or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 1A. under Part II of this Quarterly Report and under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and in other reports we file with the SEC. All forward-looking statements are made as of the date hereof and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Array is evolving into a late-stage oncology development company, with two wholly-owned hematology programs and two partnered MEK inhibitors in multiple pivotal trials. ARRY-520 is a targeted kinesin spindle protein, or KSP, inhibitor being developed to treat patients with multiple myeloma, or MM, and has demonstrated clinical activity as monotherapy, and in combination with both Kyprolis® (carfilzomib) and Velcade® (bortezomib). ARRY-614 is an oral p38/Tie2 inhibitor with a novel mechanism of action being developed to treat patients with myelodysplastic syndromes, or MDS. Both selumetinib, partnered with AstraZeneca, and MEK162, partnered with Novartis, are being studied in several pivotal trials in a variety of solid tumors.

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

In addition, we have 10 ongoing partner-funded clinical programs, including two MEK inhibitors, both in Phase 3 clinical trials, MEK162 with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	MEK162	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
4.	ARRY-543/ASLAN001	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
5.	GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
8.	GDC-0575 and GDC-0425	Chk-1 inhibitors for cancer	Genentech, Inc.	Phase 1b
9.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10.	GDC-0994	Undisclosed cancer target	Genentech, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of pain and other indications. In July 2013, we partnered with Loxo Oncology, Inc., a newly-formed, venture backed company, for continued development of certain preclinical compounds invented by Array in the field of oncology that Loxo has the exclusive right to develop in clinical trials and to commercialize. Also in July 2013, we partnered with Celgene to discover and develop drugs targeting a novel inflammation pathway. We may out-license other select promising candidates through research partnerships in the future.

We have received a total of $610.4 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through September 30, 2013, including $154 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last four years. Our existing partnered programs entitle Array to receive a total of approximately $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 11 partnered programs.

In August 2013, we completed a reduction in force of approximately 50 employees, mainly in our drug discovery organization. After the 20% reduction, we have approximately 200 employees whose capabilities are more tightly aligned with our strategy to fund our discovery organization with strategic collaborations and focusing development and commercialization resources on our hematology/oncology programs. See "Restructuring Charges" below.

Fiscal Periods
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2014 refers to the fiscal year ending June 30, 2014, and the first or current quarter refers to the quarter ended September 30, 2013.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into partnerships directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their collaboration or license agreements with 60 to 180 days' prior notice. Specifics regarding termination provisions by agreement can be found in Note 4 – Collaboration and License Agreements to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview and Basis of Presentation – Concentration of Business Risks to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All of our partnership and collaboration agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our accompanying financial statements, which have been prepared in conformity with U.S. GAAP and which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We regularly review our estimates and assumptions; however, actual results could differ significantly from these estimates under different assumptions or conditions.

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

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 5 – Long-term Debt to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Revenue Recognition

We recognize revenue for the performance of services or the shipment of products when each of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

We follow Accounting Standards Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, to determine the recognition of revenue under partnership and collaboration agreements that include multiple elements, including licenses for and transfer of intellectual property, research and development services, achievement of development and commercialization milestones and drug product manufacturing. This standard provides guidance on the accounting for arrangements involving the delivery of multiple elements when the delivery of separate units of accounting occurs in different reporting periods. This standard addresses the determination of the units of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this accounting standard on a prospective basis for all multiple-element arrangements entered into on or after July 1, 2010, and for any multiple-element arrangements that were entered into prior to July 1, 2010, but materially modified on or after July 1, 2010.

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

We defer up-front payments billed or received under our partnership and collaboration agreements for which there are future performance requirements, pending recognition over the applicable performance period. The deferred portions of payments are classified as a short-term or long-term liability in the accompanying balance sheets, depending on the period during which revenue is expected to be recognized.

Most of our agreements provide for milestone payments. In certain cases, we recognize all or a portion of each milestone payment as revenue when the specific milestone is achieved based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when the milestone payment is attributed to our future development obligations, we recognize the revenue on a straight-line basis over the estimated remaining development effort. We record any portion of milestone payments associated with future performance obligations as deferred revenue when billed until recognized.

We periodically review the expected performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of expected performance periods. We could accelerate revenue recognition for non-refundable up-front payments, license fees and milestone payments in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate such revenue recognition if programs are extended or delayed. While changes to such estimates have no impact on our reported cash flows, our reported revenue may be significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue is recognized.

See Note 4 – Collaboration and License Agreements to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about our partnerships.

Restructuring Charges

On August 5, 2013, we implemented a 20% reduction in our workforce and the affected employees were immediately notified. The reduction in force supports our strategy to fund our development organization with strategic collaborations and to focus our resources to progress our hematology and oncology programs to later stage development. The actions associated with the reductions were substantially completed during the first quarter of fiscal 2014 and, as a result of the reductions, we recorded a one-time restructuring charge of $2.8 million for post-termination benefits in the same period. Of this charge, $2.2 million was recorded in research and development for proprietary programs and $602 thousand was recorded in general and administrative expense. The restructuring charge is associated with cash payments of $2.6 million made during the first quarter of fiscal 2014 and an accrual of $192 thousand, which we expect to pay during the second quarter of fiscal 2014. An additional non-cash charge may occur later in the fiscal year, depending on decisions yet to be made by management, which could involve potential facility-related charges and other write-downs.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2013 vs. 2012
	2013	2012	$	%

License revenue	$7,690	$9,333	$(1,643)	(18)%
Milestone revenue	2,375	3,143	(768)	(24)%
Total license and milestone revenue	$10,065	$12,476	$(2,411)	(19)%

License revenue recognized during the three months ended September 30, 2013, decreased compared to the same period in the prior year. During the three months ended September 30, 2012, we recognized $4.9 million and $813 thousand of license revenue from Amgen and Celgene, respectively, with no corresponding license revenue from these partners during the current quarter. We recognized all license revenue from both of these partners prior to the current quarter and will not receive further revenue as both the Amgen agreement and the 2007 Celgene agreement have been terminated. In addition, license revenue recognized under our Chk-1 License Agreement with Genentech decreased by $405 thousand between the comparable periods because we increased the expected obligation period under the Genentech collaboration by an additional six months, resulting in adjustments to the amount of the remaining license revenue recognized each quarter. These decreases were partially offset by the $4.5 million in non-cash license revenue recognized under our new collaboration with Loxo, representing the full estimated fair value of the preferred shares received as consideration for an exclusive license to our technology, as discussed under Note 4 – Collaboration and License Agreement – Loxo Oncology, Inc. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Milestone revenue decreased during the three months ended September 30, 2013, compared to the same period in the prior year. We recognized no milestone revenue from Amgen or Celgene during the current period compared with $698 thousand and $1.3 million, respectively, of milestone revenue recognized during the three months ended September 30, 2012. No Amgen or Celgene milestones were earned during the current period, and we fully recognized all previous milestones earned from these partners in prior periods. This decrease was partially offset by a $750 thousand increase in milestone revenue recognized under our 2003 agreement with Genentech and a $313 thousand increase in milestone revenue recognized under our Novartis collaboration related to the $5 million milestone earned during the fourth quarter of fiscal 2013. In addition, we earned a $1.0 million milestone from Genentech during the current period as compared to $250 thousand during the three months ended September 30, 2012. We are also amortizing milestone revenue for three separate milestones under the Novartis collaboration during the three months ended September 30, 2013, compared to only two milestones for the same period of the prior year.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2013 vs. 2012
	2013	2012	$	%

Collaboration revenue	$4,163	$3,357	$806	24%

Collaboration revenue increased during the three months ended September 30, 2013 as new collaborations with Loxo, Oncothyreon and Celgene more than offset the decreases in revenue under our 2003 agreement with Genentech following the conclusion of the research term in January 2013, and under our previous collaboration with DNA BioPharma, which concluded in February 2013.

Cost of Partnered Programs

Cost of partnered programs represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our partners and, to a small degree, the cost of chemical compounds sold from our inventory. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other partnership-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

Below is a summary of our cost of partnered programs (dollars in thousands):

	Three Months Ended		Change
	September 30,		2013 vs. 2012
	2013	2012	$	%

Cost of partnered programs	$10,658	$6,539	$4,119	63%
Cost of partnered programs as a percentage of total revenue	75%	41%

Cost of partnered programs increased during the three months ended September 30, 2013 compared to the same period of 2012 due to increasing costs to advance our MEK inhibitor through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations with Loxo and Oncothyreon. Partially offsetting the increases were reduced costs under our 2003 agreement with Genentech following the conclusion of the research term, as well as engaging fewer scientists in the current period under the new Celgene agreement compared to the previous Celgene agreement during the same period of 2012.

Cost of partnered programs as a percentage of total revenue increased for the three months ended September 30, 2013, primarily because of the increased actual costs as noted above and the decreased license and milestone revenue recognized during the period.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change
	September 30,		2013 vs. 2012
	2013	2012	$	%

Salaries, benefits and share-based compensation	$5,758	$5,480	$278	5%
Outsourced services and consulting	2,523	4,144	(1,621)	(39)%
Laboratory supplies	1,452	1,687	(235)	(14)%
Facilities and depreciation	1,620	1,837	(217)	(12)%
Other	351	386	(35)	(9)%
Total research and development expenses	$11,704	$13,534	$(1,830)	(14)%

Research and development expenses for proprietary programs decreased during the current period compared to the same period of the prior year. The decrease was primarily due to lower spending on our preclinical programs and shifting funding to our partners, including Loxo and Oncothyreon. In addition, we largely completed the ARRY-502 Phase 2 asthma study prior to the current quarter. Partially offsetting these decreases were higher costs to advance ARRY-520 in three ongoing clinical trials. During the three months ended September 30, 2013, we also incurred $2.2 million of additional expenses for termination benefits related to our reduction in workforce in August 2013 that are reflected in the salaries, benefits and share-based compensation line in the table above.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change
	September 30,		2013 vs. 2012
	2013	2012	$	%

General and administrative expenses	$5,179	$4,780	$399	8%

General and administrative expenses increased during the three months ended September 30, 2013 compared to the same period in the prior year. The increase was primarily related to $602 thousand of increased expenses recorded during the current period related to the reduction in our workforce, as well as increased salary and share-based compensation expenses. These increases were partially offset by current period reductions in relocation and recruiting costs and bonus expense. During the prior year period, we incurred increased charges related to recruiting and hiring several key positions.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change
	September 30,		2013 vs. 2012
	2013	2012	$	%

Interest income	$16	$11	$5	45%
Interest expense	(2,383)	(2,759)	376	14%
Total other expense, net	$(2,367)	$(2,748)	$381	14%

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Comerica Term Loan
Simple interest	$121	$121
Amortization of fees paid for letters of credit	20	27
Total interest expense on the Comerica term loan	141	148
Convertible Senior Notes
Contractual interest	992	—
Amortization of debt discount	1,183	—
Amortization of debt issuance costs	67	—
Total interest expense on the convertible senior notes	2,242	—
Deerfield Credit Facilities
Simple interest	—	1,609
Amortization of debt discounts and transaction fees	—	1,132
Change in fair value of the embedded derivatives	—	(130)
Total interest expense on the Deerfield credit facilities	—	2,611
Total interest expense	$2,383	$2,759

During the three months ended September 30, 2013, interest expense was lower due to the lower coupon rate on our convertible senior notes as compared to the interest rate on our term loan with Deerfield Capital, which was repaid in June 2013 when the convertible senior notes were issued.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2013, we had an accumulated deficit of $648.4 million. We had a net loss of $15.7 million for the three months ended September 30, 2013 and net losses of $61.9 million, $23.6 million, and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

For the three months ended September 30, 2013, our net cash used in operations was $1.1 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by credit facilities and our recent convertible debt offering. We received net proceeds of approximately $128.1 million in June 2013 from an underwritten public offering of convertible debt and $127.0 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally we have received $203.5 million from up-front fees and license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a Drug Discovery and Development Agreement with Celgene.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a Drug Discovery Collaboration Agreement with Genentech.

•	In June 2012, we received an $8.5 million milestone payment from Amgen under a Collaboration and License Agreement.

•	In June 2013, we received a $10 million up-front payment under a Development and Commercialization Agreement with Oncothyreon.

•	In July 2013, we received an $11 million up-front payment under a Drug Discovery and Development Option and License Agreement with Celgene.

•	In August 2013, we received a $5 million milestone payment under a License Agreement with Novartis.
Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the foreseeable future, we will continue to utilize existing cash, cash equivalents and marketable securities, and will continue to depend on funds provided from the sources mentioned above, which may not be available or forthcoming.

During the second quarter of fiscal 2013, we began paying our share of the combined development costs incurred since commencement of our agreement with Novartis for development of the MEK162 program, as discussed in Note 4 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. We paid $9.2 million to Novartis during the second quarter of fiscal 2013. During fiscal 2013, we committed to continue our co-development contribution through fiscal 2014; we have the right to opt out of paying our co-development contribution on an annual basis after fiscal 2014. We have recorded a $12.2 million and a $11.0 million payable in the accompanying balance sheets as co-development liability for this obligation as of September 30, 2013 and June 30, 2013, respectively. We had no payment due for the co-development liability to Novartis during the current quarter, but paid Novartis $11.3 million in October 2013 for the co-development liability that had been accrued as of the end of fiscal 2013.

Management believes that our cash, cash equivalents and marketable securities as of September 30, 2013, and the anticipated receipt of up-front and milestone payments under new and existing partnerships, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Additionally, on August 5, 2013, we implemented a 20% reduction in our workforce.  Our estimates indicate that we will save approximately $3.0 million per quarter from this reduction, not including the one-time restructuring charge of $2.8 million that we incurred during the first quarter of fiscal 2014.  See "Restructuring Charges" above for further discussion.

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

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, the entire outstanding debt balance of $14.6 million with Comerica, plus any related unpaid variable interest, becomes due and payable if our total cash, cash equivalents and marketable securities falls below $22 million at the end of a fiscal quarter. Based on our current forecasts and expectations, which are subject to many factors outside of our control, we do not anticipate that our cash, cash equivalents and marketable securities will fall below this level prior to maturity of such debt in October 2014.

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

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30, 2013	June 30, 2013	$ Change

Cash and cash equivalents	$65,045	$60,736	$4,309
Marketable securities – short-term	58,126	47,505	10,621
Marketable securities – long-term	550	465	85
Total	$123,721	$108,706	$15,015

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change
Cash flows provided by (used in):
Operating activities	$(1,112)	$(21,370)	$20,258
Investing activities	(10,846)	14,264	(25,110)
Financing activities	16,267	361	15,906
Total	$4,309	$(6,745)	$11,054

Net cash used in operating activities was $1.1 million for the three months ended September 30, 2013, compared to $21.4 million for the same period of the prior year. The change was primarily due to the receipt of an $11 million up-front payment from Celgene in July 2013, as well the receipt of $5 million from Novartis in August 2013 for the milestone earned at the end of fiscal 2013 and another $1.8 million of milestone revenue received during the current quarter from Genentech under our 2003 agreement. We received no comparable payments during the first quarter of fiscal 2013.

Net cash used in investing activities was $10.8 million for the three months ended September 30, 2013 compared with cash provided of $14.3 million during the same period of the prior year. During the current period, subsequent to raising capital through the sale of our common stock under the sales agreement with Cantor Fitzgerald, we purchased more investments than we sold, resulting in the use of cash for investing purposes. During the same period of the prior year, we sold more investments than we purchased, resulting in cash provided from investing activities.

Net cash provided by financing activities was $16.3 million and $361 thousand for the three months ended September 30, 2013 and 2012, respectively. The difference was the receipt of $15.4 million in net proceeds from the stock sales under the Cantor agreement. During the three months ended September 30, 2013, we sold an additional $7.2 million of common stock that settled in early October 2013; therefore, the cash received from these sales will not be reflected in our cash flow results until the second quarter of fiscal 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our partnership agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2013, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity at one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at September 30, 2013, we would expect future interest income to increase or decrease by approximately $578 thousand over the next 12 months based on the current balance of $57.8 million of investments classified as short-term and long-term marketable securities available for sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of September 30, 2013, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of September 30, 2013, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2013, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 1st day of November 2013.

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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Description of performance bonus program*	8-K	001-16633	8/12/2013
10.2	Drug Discovery and Development Option and License Agreement, dated July 17, 2013, between the registrant and Celgene Corporation and Celgene Alpine Investment Co., LLC**	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
______________

*	Management contract or compensatory plan.

**	Confidential treatment of redacted portions of this exhibit has been applied for.