Form 10-Q
period 2013-12-31
ARRAY BIOPHARMA INC
filed 2014-02-05
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of January 31, 2014, the registrant had 125,456,275 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2013	2013
Assets
Current assets
Cash and cash equivalents	$47,194	$60,736
Marketable securities	72,481	47,505
Accounts receivable	5,710	9,595
Prepaid expenses and other current assets	3,088	3,473
Total current assets	128,473	121,309

Long-term assets
Marketable securities	691	465
Property and equipment, net	8,421	10,049
Other long-term assets	8,736	4,165
Total long-term assets	17,848	14,679
Total assets	$146,321	$135,988

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$3,958	$5,396
Accrued outsourcing costs	7,356	5,576
Accrued compensation and benefits	5,414	9,481
Other accrued expenses	1,633	1,135
Co-development liability	6,690	10,990
Deferred rent	3,695	3,646
Deferred revenue	9,532	14,353
Total current liabilities	38,278	50,577

Long-term liabilities
Deferred rent	5,967	7,834
Deferred revenue	5,305	—
Long-term debt, net	101,430	99,021
Other long-term liabilities	691	465
Total long-term liabilities	113,393	107,320
Total liabilities	151,671	157,897

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 124,774,353 and 116,878,021 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	125	117
Additional paid-in capital	619,907	571,270
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	—	(2)
Accumulated deficit	(664,767)	(632,679)
Total stockholders' deficit	(5,350)	(21,909)
Total liabilities and stockholders' deficit	$146,321	$135,988

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue
License and milestone revenue	$9,287	$14,016	$19,352	$26,492
Collaboration revenue	4,779	4,361	8,942	7,718
Total revenue	14,066	18,377	28,294	34,210

Operating expenses
Cost of partnered programs	13,110	7,909	23,768	14,448
Research and development for proprietary programs	9,487	13,941	21,191	27,475
General and administrative	5,472	4,610	10,651	9,390
Total operating expenses	28,069	26,460	55,610	51,313

Loss from operations	(14,003)	(8,083)	(27,316)	(17,103)

Other income (expense)
Interest income	23	12	39	24
Interest expense	(2,428)	(2,860)	(4,811)	(5,619)
Total other expense, net	(2,405)	(2,848)	(4,772)	(5,595)

Net loss	$(16,408)	$(10,931)	$(32,088)	$(22,698)

Change in unrealized gains and losses on marketable securities	(8)	—	2	3

Comprehensive loss	$(16,416)	$(10,931)	$(32,086)	$(22,695)

Weighted average shares outstanding – basic and diluted	123,921	105,403	120,715	99,005

Net loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.27)	$(0.23)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statement of Stockholders' Deficit
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of July 1, 2013	116,878	$117	$571,270	$39,385	$(2)	$(632,679)	$(21,909)
Issuance of common stock under stock option and employee stock purchase plans	828	1	2,769	—	—	—	2,770
Share-based compensation expense	—	—	2,008	—	—	—	2,008
Issuance of common stock, net of offering costs	7,068	7	43,890	—	—	—	43,897
Offering costs for convertible senior notes, equity portion	—	—	(30)	—	—	—	(30)
Change in unrealized loss on marketable securities	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(32,088)	(32,088)
Balance as of December 31, 2013	124,774	$125	$619,907	$39,385	$—	$(664,767)	$(5,350)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(32,088)	$(22,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,353	2,278
Non-cash interest expense	2,575	2,158
Share-based compensation expense	2,008	1,562
Payment of employee bonus with stock	—	2,857
Non-cash license revenue	(4,500)	—
Changes in operating assets and liabilities:
Accounts receivable	3,885	(617)
Prepaid expenses and other assets	205	(475)
Accounts payable and other accrued expenses	(940)	(1,235)
Accrued outsourcing costs	1,780	(885)
Accrued compensation and benefits	(4,067)	(2,432)
Co-development liability	(4,300)	(5,208)
Deferred rent	(1,818)	(1,741)
Deferred revenue	484	(24,464)
Other liabilities	108	137
Net cash used in operating activities	(34,315)	(50,763)

Cash flows from investing activities
Purchases of property and equipment	(725)	(1,464)
Purchases of marketable securities	(68,194)	(62,022)
Proceeds from sales and maturities of marketable securities	43,111	45,650
Net cash used in investing activities	(25,808)	(17,836)

Cash flows from financing activities
Proceeds from the issuance of common stock	44,810	75,555
Proceeds from employee stock purchases and options exercised	2,770	1,454
Payment of debt issuance costs	(86)	—
Payment of stock offering costs	(913)	(4,644)
Net cash provided by financing activities	46,581	72,365

Net increase (decrease) in cash and cash equivalents	(13,542)	3,766
Cash and cash equivalents at beginning of period	60,736	55,799
Cash and cash equivalents at end of period	$47,194	$59,565

Supplemental disclosure of cash flow information
Cash paid for interest	$2,127	$3,463

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

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

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2013, we had an accumulated deficit of $664.8 million. We had net losses of $16.4 million and $32.1 million for the three and six months ended December 31, 2013, respectively, and net losses of $61.9 million, $23.6 million and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by credit facilities and our recent convertible debt offering. Management believes that our cash, cash equivalents and marketable securities as of December 31, 2013 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

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

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

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

In July 2013, Array entered into a collaboration agreement with Loxo Oncology, Inc. under which we received shares of non-voting preferred stock as consideration for licensing rights granted to Loxo. We estimated the fair value of these shares to be $4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The full estimated value of $4.5 million is reflected as a long-term asset in our balance sheet as of December 31, 2013, and was recorded as license revenue in our statement of operations and comprehensive loss during the first quarter of fiscal 2014. Further discussion regarding assumptions and estimates related to the determination of the fair value of the shares and related revenue recognition can be found in Note 4 - Collaboration and License Agreements – Loxo Oncology, Inc.

In addition, as of both December 31, 2013 and June 30, 2013, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. valued at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx. The value of the VentiRx preferred stock was based on the price at which such preferred stock was sold to investors in a private offering.

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

Concentration of Business Risks

Significant Partnerships

The following significant partnerships contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

AstraZeneca AB	35.9%	—%	17.9%	—%
Celgene	6.9	21.6	6.3	18.4
Genentech, Inc.	3.8	10.5	7.9	13.2
Loxo Oncology, Inc.	8.0	—	23.8	—
Novartis International Pharmaceutical Ltd.	26.7	18.7	26.5	20.3
Amgen Inc.	—	30.0	—	32.5
	81.3%	80.8%	82.4%	84.4%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2013.

Geographic Information

The following table details revenue from partnerships by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

North America	$5,237	$14,909	$15,706	$27,127
Europe	8,794	3,465	12,553	7,080
Asia Pacific	35	3	35	3
Total revenue	$14,066	$18,377	$28,294	$34,210

Accounts Receivable

Novartis accounted for 65% and 91% of our total accounts receivable balances as of December 31, 2013 and June 30, 2013, respectively. There were no other significant concentrations in our accounts receivable balances for the periods presented.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$72,045	$2	$(2)	$72,045
Mutual fund securities	436	—	—	436
	72,481	2	(2)	72,481
Long-term available-for-sale securities:
Mutual fund securities	691	—	—	691
	691	—	—	691
Total	$73,172	$2	$(2)	$73,172

Marketable securities consisted of the following as of June 30, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$47,130	$—	$(2)	$47,128
Mutual fund securities	377	—	—	377
	47,507	—	(2)	47,505
Long-term available-for-sale securities:
Mutual fund securities	465	—	—	465
	465	—	—	465
Total	$47,972	$—	$(2)	$47,970

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	December 31,	June 30,
	2013	2013

Quoted prices in active markets for identical assets (Level 1)	$73,172	$47,970
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$73,172	$47,970

As of December 31, 2013, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$72,481	$72,481
Due in one year to three years	691	691
Total	$73,172	$73,172

NOTE 3 – EMPLOYEE BONUS

We have an annual performance bonus program for our employees in which employees may receive a bonus payable in cash or in shares of common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. The bonus is typically paid in the second quarter of the next fiscal year, and we accrue an estimate of the expected aggregate bonus in accrued compensation and benefits. We had $2.9 million and $6.0 million accrued in the accompanying balance sheets for our annual performance bonus program as of December 31, 2013 and June 30, 2013, respectively. In October 2013, we paid $5.0 million of cash bonuses to all of our eligible employees under the fiscal 2013 performance bonus program.

NOTE 4 – COLLABORATION AND LICENSE AGREEMENTS

Deferred revenue related to collaboration and license agreements with our partners consisted of the following (in thousands):

	December 31,	June 30,
	2013	2013

Celgene	$9,210	$—
Genentech, Inc.	1,074	2,300
Novartis International Pharmaceutical Ltd.	4,553	12,053
Total deferred revenue	14,837	14,353
Less: Current portion	(9,532)	(14,353)
Deferred revenue, long-term portion	$5,305	$—

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

Array received a non-refundable up-front payment of $11 million from Celgene during the first quarter of fiscal 2014. Array is also eligible to receive potential milestone payments of up to $376 million based upon achievement of development, regulatory and sales objectives identified in the agreement, plus royalties on net sales of all drugs. Additionally, Array will retain all rights to the program if Celgene does not exercise its option.

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

The majority of the up-front payment is for the performance of research services. We recognized $976 thousand and $1.8 million of this payment in collaboration revenue during the three and six months ended December 31, 2013, respectively, and will recognize the rest of the up-front payment over the remainder of the three-year estimated option term.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. We have received up-front and milestone payments totaling $23.0 million under the 2003 agreement. We are eligible to earn an additional $24.5 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

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

We recognized license and milestone revenue under both agreements of $537 thousand and $1.1 million during the three months ended December 31, 2013 and 2012, respectively, and $2.2 million and $2.4 million during the six months ended December 31, 2013 and 2012, respectively. We also recognized $826 thousand and $2.1 million in collaboration revenue under the 2003 agreement during the three and six months ended December 31, 2012, respectively, with no corresponding revenue during the current fiscal year.

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

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the Trk family of receptor tyrosine kinases. Under the terms of the agreement, Loxo will fund further preclinical research to be conducted by Array during a three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing a 19.9% interest in the newly-formed entity. Array will also receive advance monthly payments for preclinical research and other services Array provides during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Loxo agreement.  These deliverables are (i) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (ii) an exclusive worldwide license granted to Loxo to certain Array technology and Array's interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (iii) participation on the JRC. The Loxo agreement provides for no general right of return for any non-contingent deliverable. All of the identified non-contingent deliverables meet the separation criteria; therefore, they are each treated as separate units of accounting. Delivery of the research services and JRC participation obligations will be completed throughout the expected duration of the three-year discovery program term. The license deliverable was complete as of September 30, 2013.

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

The receipt of the preferred shares was in consideration for the license deliverable. We allocated an amount of consideration under the Loxo agreement to the license deliverable equal to the fair value of the shares received. We chose the fair value of the shares received as this was a more evident and readily determinable measure as compared to the alternative method for determining the consideration to allocate to the license deliverable, which was the fair value for the exclusive license. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing.

The remaining consideration under the Loxo agreement, which Loxo will pay to Array in advance monthly payments, was allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term.

We recognized the full $4.5 million estimated fair value of the preferred shares received in license and milestone revenue during the first quarter of fiscal 2014, as delivery of the shares was not contingent upon either the delivery of additional items or meeting other specified performance conditions. We also recognized $1.1 million and $2.2 million in collaboration revenue during the three and six months ended December 31, 2013.

The Loxo agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms. The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, Array will only be entitled to seek monetary damages, and will not have the right to terminate the agreement in the event of Loxo's breach after expiration of the discovery program term. Loxo also has the right, after the one-year anniversary of the agreement, to terminate the agreement or to terminate discovery research with respect to any targets under development with six months’ notice to Array. If Loxo terminates the agreement for convenience, all licenses granted to Loxo will terminate and Array will have all rights to further develop and commercialize the licensed programs. The period of exclusivity to be observed by Array under the Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by Array, or as long as Loxo is commercializing a product for a target under the agreement.

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to co-develop and commercialize binimetinib (MEK162), as well as other specified MEK inhibitors. Under the Novartis agreement, we are responsible for completing our on-going Phase 1 clinical trials of binimetinib as a single agent and binimetinib in combination with paclitaxel. Additionally, we have elected to conduct further development of binimetinib as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment, which was received in the fourth quarter of fiscal 2011. In June 2013, we earned a $5 million milestone payment, which was received during the first quarter of fiscal 2014. We are eligible to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the Novartis agreement are achieved. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S., as described below under Co-Development Arrangement.

We are recognizing the up-front fee and milestone payments on a straight-line basis from April 2010 through April 2014, which is our estimate for the term of performance under the Novartis agreement. Under the Novartis agreement, during each of the three and six months ended December 31, 2013 and 2012, we recognized $2.5 million and $5.0 million, respectively, of license revenue. We also recognized milestone revenue of $1.3 million and $938 thousand during the three months ended December 31, 2013 and 2012, respectively, and $2.5 million and $1.9 million during the six months ended December 31, 2013 and 2012, respectively.

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

Co-Development Arrangement

The Novartis agreement also contains co-development rights whereby we can elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program with payments to Novartis of $9.2 million in the second quarter of fiscal 2013 and $11.3 million in October 2013 in accordance with the terms of the Novartis agreement. Annually, we may opt out of paying our share of these costs. If we opt out of paying our share of the combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S.

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

Our share of the combined development costs was $5.3 million and $2.5 million during the three months ended December 31, 2013 and 2012, respectively, and $9.8 million and $4.3 million during the six months ended December 31, 2013 and 2012, respectively. We recorded co-development liabilities of $6.7 million and $11.0 million as of December 31, 2013 and June 30, 2013, respectively. We had related receivables of $3.7 million as of both December 31, 2013 and June 30, 2013 for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that in order for Oncothyreon to be able to conduct its activities during the proof-of-concept trials, Array is obligated to deliver three non-contingent deliverables related to the Oncothyreon agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the license deliverable, which includes the initial technology transfer, as well as the transfer of regulatory information necessary for Oncothyreon to file its own IND, (ii) the transfer of existing quantities of clinical product, and (iii) participation on the joint development committee ("JDC") during the proof-of-concept activities. The Oncothyreon agreement provides for no general right of return for any non-contingent deliverable. The first non-contingent deliverable for the license deliverable was completed as of June 30, 2013. The second non-contingent deliverable requiring Array to deliver existing quantities of clinical materials ARRY-380 is expected to be completed by the third quarter of fiscal 2014, and the final obligation requiring us to participate on the JDC will be completed over the estimated time frame of the proof-of-concept activities.

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

We recognized $1.1 million and $1.9 million in collaboration revenue during the three and six months ended December 31, 2013, respectively.

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

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	June 30,
	2013	2013

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(45,370)	(47,779)
Long-term debt, net	$101,430	$99,021

Comerica Bank

We entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and provides for a $15 million term loan and a revolving line of credit of $6.8 million. The term loan bears interest at a variable rate and we currently have $14.6 million outstanding under the term loan. The revolving line of credit was established to support standby letters of credit in relation to our facilities leases, and has not been drawn upon.

Effective December 31, 2013, the Loan and Security Agreement was amended to extend the maturity date of the term loan to October 2017 and to extend the maturity date of the revolving line of credit to June 2015. Also effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of December 31, 2013, the term loan with Comerica had an interest rate of 3.25% per annum.

The amendment to the Loan and Security Agreement also modified covenants requiring certain minimum monthly ending balances of total cash, cash equivalents and marketable securities to be maintained at Comerica based on our overall outstanding cash, cash equivalents and marketable securities. Effective December 31, 2013, this prior covenant was replaced with a covenant that requires us to maintain a balance of cash at Comerica that is at least equivalent to our total outstanding obligation under the term loan if our overall balance of cash, cash equivalents and marketable securities at Comerica and approved outside accounts is less than $22 million.

The amendment further added a financial covenant that applies if we draw down on the revolving line of credit. In this event, we must maintain a ratio equal to at least 1.25 to 1.00 as of the last day of each month commencing December 31, 2013, and calculated as follows: (A) total cash, cash equivalents and marketable securities less all outstanding obligations to Comerica under the term loan, plus specified percentages of the respective values of eligible accounts, equipment and eligible inventory, divided by (B) the aggregate amount outstanding under the revolving letter of credit sublimit. No amounts are outstanding under the revolving line of credit and we do not expect to make any draws under this facility.

Our obligations under the Loan and Security Agreement are secured by a first priority security interest in all of our assets, other than our intellectual property. The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit agreements of this type. Our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments, are restricted by the Loan and Security Agreement. The Loan and Security Agreement also contains events of default that are customary for credit agreements of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both December 31, 2013 and June 30, 2013, and was classified using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and offering expenses.

The Notes are the general senior unsecured obligations of Array. The Notes will bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2013. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by us.

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

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.6 million as of December 31, 2013.

The fair value of the Notes was approximately $138.0 million and $126.0 million at December 31, 2013 and June 30, 2013, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Comerica Term Loan
Simple interest	$120	$123	$241	$244
Amortization of fees paid for letters of credit	9	27	29	54
Total interest expense on the Comerica term loan	129	150	270	298
Convertible Senior Notes
Contractual interest	1,003	—	1,995	—
Amortization of debt discount	1,227	—	2,410	—
Amortization of debt issuance costs	69	—	136	—
Total interest expense on the convertible senior notes	2,299	—	4,541	—
Deerfield Credit Facilities
Simple interest	—	1,609	—	3,217
Amortization of debt discounts and transaction fees	—	1,149	—	2,281
Change in fair value of the embedded derivatives	—	(48)	—	(177)
Total interest expense on the Deerfield credit facilities	—	2,710	—	5,321
Total interest expense	$2,428	$2,860	$4,811	$5,619

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

During the six months ended December 31, 2013, we sold 7.1 million shares of common stock at an average price of $6.34 per share, for gross proceeds of $44.8 million. Cantor earned commissions of $906 thousand relating to these sales.

NOTE 7 – RESTRUCTURING CHARGES

On August 5, 2013, we implemented a 20% reduction in our workforce and the affected employees were immediately notified. The reduction in force supports our strategy to fund our development organization with strategic collaborations and to focus our resources to progress our hematology and oncology programs to later stage development. The actions associated with the reductions were substantially completed during the first quarter of fiscal 2014 and, as a result of the reductions, we recorded a one-time restructuring charge of $2.8 million for termination benefits in the same period. Of this charge, $2.2 million was recorded in research and development for proprietary programs and $602 thousand was recorded in general and administrative expense. The restructuring charge is associated with cash payments of $2.6 million and $194 thousand made during the first quarter and second quarter, respectively, of fiscal 2014. An additional non-cash charge may occur later in the fiscal year, depending on decisions yet to be made by management, which could involve potential facility-related charges and other write-downs.

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

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Seven Phase 3 or pivotal studies are already in progress, or are planned to begin, within the next year. These programs include the wholly-owned hematology drug, filanesib (ARRY-520) for multiple myeloma, and two partnered cancer drugs, selumetinib, partnered with AstraZeneca, and binimetinib (MEK162), partnered with Novartis.

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	ARRY-520	KSP inhibitor for multiple myeloma, or MM	Phase 2
2.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3.	ARRY-797	p38 inhibitor for LMNA-related dilated cardiomyopathy	Phase 2
4.	ARRY-502	CRTh2 antagonist for asthma	Phase 2

With our progress on ARRY-520 for MM and ARRY-614 for MDS, we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2014 and beyond. In addition, we are taking the opportunity to initiate a small Phase 2 trial with ARRY-797 in a rare cardiovascular disease, based on scientific rationale, in vivo data and anecdotal clinical information. We are seeking a partner to advance our asthma program.

In addition, we have 10 ongoing partner-funded clinical programs, including two MEK inhibitors, both in Phase 3 clinical trials, binimetinib with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
4.	ARRY-543/ASLAN001	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
5.	GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
8.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
9.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10.	GDC-0994	Undisclosed cancer target	Genentech, Inc.	Phase 1

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

We have received a total of $623.5 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through December 31, 2013, including $154 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last four years. Our existing partnered programs entitle Array to receive a total of approximately $2.5 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 11 partnered programs.

Fiscal Periods
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2014 refers to the fiscal year ending June 30, 2014, and the second or current quarter refers to the quarter ended December 31, 2013.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. Our critical accounting policies and estimates are described in Note 1 - Overview and Basis of Presentation to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Restructuring Charges

In August 2013, we completed a reduction in force of approximately 50 employees, mainly in our drug discovery organization. After the 20% reduction, we have approximately 200 employees whose capabilities are more tightly aligned with our strategy to fund our discovery organization with strategic collaborations and focusing development and commercialization resources on our hematology/oncology programs. See Note 7 - Restructuring Charges to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 vs. 2012		December 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

License revenue	$3,037	$9,740	$(6,703)	(69)%	$10,727	$19,073	$(8,346)	(44)%
Milestone revenue	6,250	4,276	1,974	46%	8,625	7,419	1,206	16%
Total license and milestone revenue	$9,287	$14,016	$(4,729)	(34)%	$19,352	$26,492	$(7,140)	(27)%

License revenue decreased during the three and six months ended December 31, 2013, from the same periods in the prior fiscal year. During the current fiscal periods, we did not recognize any license revenue from Amgen or Celgene compared with license revenue of $4.9 million and $9.8 million from Amgen for the three and six months ended December 31, 2012, respectively, and license revenue of $1.2 million and $2.0 million from Celgene for the three and six months ended December 31, 2012, respectively. We recognized all license revenue from both of these partners prior to the start of the current fiscal year and we will not receive further revenue as both the Amgen agreement and the 2007 Celgene agreement have been terminated. In addition, license revenue recognized under our Chk-1 License Agreement with Genentech decreased by $559 thousand and $964 thousand between the current and prior three-month and six-month periods, respectively, because we increased the expected obligation period under the Genentech collaboration by an additional six months, resulting in adjustments to the amount of the remaining license revenue recognized each quarter. Partially offsetting the license revenue decreases during the current six-month period was the recognition of $4.5 million in non-cash license revenue under our new collaboration with Loxo, representing the full estimated fair value of the preferred shares received as consideration for an exclusive license to our technology, as discussed under Note 4 – Collaboration and License Agreements – Loxo Oncology, Inc. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Milestone revenue increased during the three and six months ended December 31, 2013, when compared with the prior periods. Milestones earned during the current fiscal periods, including $5 million earned from AstraZeneca in October 2013 and $1 million earned from Genentech during the first quarter of fiscal 2014, as well as increased Novartis milestone revenue of $313 thousand and $625 thousand during the three and six months ended December 31, 2013, respectively, contributed to the increases. Partially offsetting the above were decreases in milestone revenue from other partners such as Celgene, which decreased $1.3 million and $2.5 million during the three and six months ended December 31, 2013, respectively, and Amgen, which decreased $581 thousand and $1.3 million during the three and six months ended December 31, 2013, respectively. No Amgen or Celgene milestones were earned during the current periods presented, and we fully recognized all previous milestones earned from these partners prior to the start of the current fiscal year. Additionally, we earned a $1.5 million milestone from VentiRx in the second quarter of fiscal 2013, which was not repeated in the current three-month period.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 vs. 2012		December 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Collaboration revenue	$4,779	$4,361	$418	10%	$8,942	$7,718	$1,224	16%

Collaboration revenue increased during the three and six months ended December 31, 2013, as new collaborations with Loxo and Oncothyreon more than offset the decreases in revenue under our 2003 agreement with Genentech following the conclusion of the research term in January 2013, and under our previous collaboration with DNA BioPharma, which concluded in February 2013. Additionally, collaboration revenue under our new July 2013 agreement with Celgene was lower by $524 thousand during the current three-month period than the collaboration revenue recognized during the same period of the prior year under the 2007 Celgene agreement. Our obligations under the 2007 Celgene agreement were completed during the fourth quarter of fiscal 2013.

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

Below is a summary of our cost of partnered programs (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 vs. 2012		December 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Cost of partnered programs	$13,110	$7,909	$5,201	66%	$23,768	$14,448	$9,320	65%
Cost of partnered programs as a percentage of total revenue	93%	43%			84%	42%

Cost of partnered programs increased during the three and six months ended December 31, 2013, due to increasing costs to advance our MEK inhibitor through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations with Loxo and Oncothyreon. Partially offsetting the increases were reduced costs under our 2003 agreement with Genentech following the conclusion of the research term, as well as engaging fewer scientists in the current period under the new Celgene agreement compared to the previous Celgene agreement during the same period of 2012.

Cost of partnered programs as a percentage of total revenue increased for the three and six months ended December 31, 2013, primarily because of the increased actual costs as noted above and the decreased license revenue recognized during the same periods.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 vs. 2012		December 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Salaries, benefits and share-based compensation	$3,542	$5,215	$(1,673)	(32)%	$9,300	$10,695	$(1,395)	(13)%
Outsourced services and consulting	2,873	5,050	(2,177)	(43)%	5,396	9,194	(3,798)	(41)%
Laboratory supplies	1,436	1,599	(163)	(10)%	2,888	3,286	(398)	(12)%
Facilities and depreciation	1,360	1,704	(344)	(20)%	2,980	3,541	(561)	(16)%
Other	276	373	(97)	(26)%	627	759	(132)	(17)%
Total research and development expenses	$9,487	$13,941	$(4,454)	(32)%	$21,191	$27,475	$(6,284)	(23)%

Research and development expenses for proprietary programs decreased during the three and six months ended December 31, 2013. The decreases were primarily due to lower spending on our preclinical programs and shifting funding to our partnered programs, including Loxo and Oncothyreon. In addition, we largely completed the ARRY-502 Phase 2 asthma study prior to the start of the current fiscal year. Partially offsetting these decreases were higher costs to advance ARRY-520 in three ongoing clinical trials. During the six months ended December 31, 2013, we also incurred $2.2 million of additional expenses for termination benefits related to our reduction in workforce in August 2013 that are reflected in salaries, benefits and share-based compensation in the table above.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 vs. 2012		December 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

General and administrative expenses	$5,472	$4,610	$862	19%	$10,651	$9,390	$1,261	13%

General and administrative expenses increased during the three and six months ended December 31, 2013. Costs for general business consulting and commercialization, as well as higher share-based compensation expenses were the primary contributors to the increase in the current three and six-month periods. Additionally, during the current six-month period, we incurred $602 thousand for severance costs related to the reduction in our workforce.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 vs. 2012		December 31,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%

Interest income	$23	$12	$11	92%	$39	$24	$15	63%
Interest expense	(2,428)	(2,860)	432	15%	(4,811)	(5,619)	808	14%
Total other expense, net	$(2,405)	$(2,848)	$443	16%	$(4,772)	$(5,595)	$823	15%

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Comerica Term Loan
Simple interest	$120	$123	$241	$244
Amortization of fees paid for letters of credit	9	27	29	54
Total interest expense on the Comerica term loan	129	150	270	298
Convertible Senior Notes
Contractual interest	1,003	—	1,995	—
Amortization of debt discount	1,227	—	2,410	—
Amortization of debt issuance costs	69	—	136	—
Total interest expense on the convertible senior notes	2,299	—	4,541	—
Deerfield Credit Facilities
Simple interest	—	1,609	—	3,217
Amortization of debt discounts and transaction fees	—	1,149	—	2,281
Change in fair value of the embedded derivatives	—	(48)	—	(177)
Total interest expense on the Deerfield credit facilities	—	2,710	—	5,321
Total interest expense	$2,428	$2,860	$4,811	$5,619

During the three and six months ended December 31, 2013, interest expense was lower due to the lower coupon rate on our convertible senior notes as compared to the interest rate on our term loan with Deerfield Capital, which was repaid in June 2013 when the convertible senior notes were issued.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2013, we had an accumulated deficit of $664.8 million. We had net losses of $16.4 million and $32.1 million for the three and six months ended December 31, 2013, respectively, and net losses of $61.9 million, $23.6 million and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

For the six months ended December 31, 2013, our net cash used in operations was $34.3 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by credit facilities and our recent convertible debt offering. We received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally we have received $208.5 million from up-front fees and license and milestone payments under our partnerships since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a Drug Discovery and Development Agreement with Celgene.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a Drug Discovery Collaboration Agreement with Genentech.

•	In June 2012, we received an $8.5 million milestone payment from Amgen under a Collaboration and License Agreement.

•	In June 2013, we received a $10 million up-front payment under a Development and Commercialization Agreement with Oncothyreon.

•	In July 2013, we received an $11 million up-front payment under a Drug Discovery and Development Option and License Agreement with Celgene.

•	In August 2013, we received a $5 million milestone payment under a License Agreement with Novartis.

•	In November 2013, we received a $5 million milestone payment under a Collaboration and License Agreement with AstraZeneca.
We paid $9.2 million and $11.3 million to Novartis during the second quarter of fiscal 2013 and October 2013, respectively, to begin paying our share of the combined development costs incurred since commencement of our agreement with Novartis for development of the binimetinib program, as discussed in Note 4 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. During fiscal 2013, we committed to continue our co-development contribution through fiscal 2014. We have the right to opt out of paying our co-development contribution on an annual basis. In our accompanying balance sheets, we have $6.7 million recorded as co-development liability for this obligation at December 31, 2013, compared with $11.0 million recorded at June 30, 2013.

Management believes that our cash, cash equivalents and marketable securities as of December 31, 2013 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Additionally, on August 5, 2013, we implemented a 20% reduction in our workforce.  Our estimates indicate that we will save approximately $3 million per quarter from this reduction, not including the one-time restructuring charge of $2.8 million that we incurred during the first quarter of fiscal 2014.  See Note 7 – Restructuring Charges to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q above for further discussion.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated, or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. Our risk factors are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and in other reports we file with the SEC.
Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and in other reports we file with the SEC.
If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

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

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31, 2013	June 30, 2013	$ Change

Cash and cash equivalents	$47,194	$60,736	$(13,542)
Marketable securities – short-term	72,481	47,505	24,976
Marketable securities – long-term	691	465	226
Total	$120,366	$108,706	$11,660

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Six Months Ended December 31,
	2013	2012	$ Change
Cash flows provided by (used in):
Operating activities	$(34,315)	$(50,763)	$16,448
Investing activities	(25,808)	(17,836)	(7,972)
Financing activities	46,581	72,365	(25,784)
Total	$(13,542)	$3,766	$(17,308)

Net cash used in operating activities improved by $16.4 million during the six months ended December 31, 2013. The change was primarily due to the receipt of an $11 million up-front payment from Celgene in July 2013, as well the receipt of $5 million from Novartis in August 2013 for the milestone earned at the end of fiscal 2013 and a total of $6 million of additional milestone revenue received during the current six-month period from AstraZeneca and Genentech. We received $1.8 million of comparable milestone payments during the first six months of fiscal 2013.

We used an additional $8.7 million of cash during the six months ended December 31, 2013, related to our net investment activity in marketable securities. We purchased a greater amount of investments and sold less in the current period as compared to the prior year. In both periods, we purchased investments utilizing capital raised through the sale of our common stock, which came from our sales agreement with Cantor Fitzgerald during the current fiscal year and from a public offering of our common shares during the second quarter of fiscal 2013. Offsetting the increased investment in marketable securities was a decrease in our capital expenditures of $739 thousand in the current six-month period compared with the same period of the prior year.

Net cash provided by financing activities decreased $25.8 million. The decrease relates primarily to $30.8 million less in cash proceeds received from sales of our common stock during the current year under the Cantor Fitzgerald sales agreement, as compared to proceeds received from our offering of our common stock in the same period of the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our partnership agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2013, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at December 31, 2013, we would expect future interest income to increase or decrease by approximately $720 thousand over the next 12 months based on the current balance of $72.0 million of investments classified as short-term and long-term marketable securities available for sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of December 31, 2013, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of December 31, 2013, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of February 2014.

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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Tenth Amendment to Loan and Security Agreement, dated December 31, 2013, between the registrant and Comerica Bank	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith