Form 10-Q
period 2014-03-31
ARRAY BIOPHARMA INC
filed 2014-05-09
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, the registrant had 125,984,565 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$52,178	$60,736
Marketable securities	57,714	47,505
Accounts receivable	4,433	9,595
Prepaid expenses and other current assets	3,743	3,473
Total current assets	118,068	121,309

Long-term assets
Marketable securities	593	465
Property and equipment, net	7,838	10,049
Other long-term assets	8,656	4,165
Total long-term assets	17,087	14,679
Total assets	$135,155	$135,988

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$7,020	$5,396
Accrued outsourcing costs	8,036	5,576
Accrued compensation and benefits	7,221	9,481
Other accrued expenses	2,170	1,135
Co-development liability	11,967	10,990
Deferred rent	3,717	3,646
Deferred revenue	5,733	14,353
Total current liabilities	45,864	50,577

Long-term liabilities
Deferred rent	5,032	7,834
Deferred revenue	4,329	—
Long-term debt, net	102,675	99,021
Other long-term liabilities	593	465
Total long-term liabilities	112,629	107,320
Total liabilities	158,493	157,897

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 125,969,565 and 116,878,021 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	126	117
Additional paid-in capital	626,843	571,270
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	7	(2)
Accumulated deficit	(689,699)	(632,679)
Total stockholders' deficit	(23,338)	(21,909)
Total liabilities and stockholders' deficit	$135,155	$135,988

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue
License and milestone revenue	$4,287	$6,848	$23,639	$33,340
Collaboration revenue	3,486	3,107	12,428	10,825
Total revenue	7,773	9,955	36,067	44,165

Operating expenses
Cost of partnered programs	10,756	8,624	34,524	23,072
Research and development for proprietary programs	14,131	15,105	35,322	42,580
General and administrative	5,405	5,001	16,056	14,390
Total operating expenses	30,292	28,730	85,902	80,042

Loss from operations	(22,519)	(18,775)	(49,835)	(35,877)

Other income (expense)
Interest income	22	18	61	42
Interest expense	(2,435)	(2,837)	(7,246)	(8,456)
Total other expense, net	(2,413)	(2,819)	(7,185)	(8,414)

Net loss	$(24,932)	$(21,594)	$(57,020)	$(44,291)

Change in unrealized gains and losses on marketable securities	7	—	9	3

Comprehensive loss	$(24,925)	$(21,594)	$(57,011)	$(44,288)

Weighted average shares outstanding – basic and diluted	125,471	116,665	122,277	104,806

Net loss per share – basic and diluted	$(0.20)	$(0.19)	$(0.47)	$(0.42)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statement of Stockholders' Deficit
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of July 1, 2013	116,878	$117	$571,270	$39,385	$(2)	$(632,679)	$(21,909)
Issuance of common stock under stock option and employee stock purchase plans	1,045	1	3,416	—	—	—	3,417
Share-based compensation expense	—	—	3,080	—	—	—	3,080
Issuance of common stock, net of offering costs	8,047	8	49,107	—	—	—	49,115
Offering costs for convertible senior notes, equity portion	—	—	(30)	—	—	—	(30)
Change in unrealized loss on marketable securities	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	(57,020)	(57,020)
Balance as of March 31, 2014	125,970	$126	$626,843	$39,385	$7	$(689,699)	$(23,338)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(57,020)	$(44,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,576	3,350
Non-cash interest expense	3,899	3,266
Share-based compensation expense	3,080	2,385
Payment of employee bonus with stock	—	2,857
Non-cash license revenue	(4,500)	—
Changes in operating assets and liabilities:
Accounts receivable	5,162	(2,489)
Prepaid expenses and other assets	(449)	(1,069)
Accounts payable and other accrued expenses	2,659	1,085
Accrued outsourcing costs	2,460	(334)
Accrued compensation and benefits	(2,260)	143
Co-development liability	977	(2,184)
Deferred rent	(2,731)	(2,616)
Deferred revenue	(4,291)	(32,977)
Other liabilities	(6)	(110)
Net cash used in operating activities	(49,444)	(72,984)

Cash flows from investing activities
Purchases of property and equipment	(1,365)	(2,011)
Purchases of marketable securities	(80,457)	(73,447)
Proceeds from sales and maturities of marketable securities	70,262	64,354
Net cash used in investing activities	(11,560)	(11,104)

Cash flows from financing activities
Payments of long-term debt principal	—	(150)
Proceeds from the issuance of common stock	50,155	75,555
Proceeds from employee stock purchases and options exercised	3,417	1,539
Payment of debt issuance costs	(86)	—
Payment of stock offering costs	(1,040)	(4,657)
Net cash provided by financing activities	52,446	72,287

Net decrease in cash and cash equivalents	(8,558)	(11,801)
Cash and cash equivalents at beginning of period	60,736	55,799
Cash and cash equivalents at end of period	$52,178	$43,998

Supplemental disclosure of cash flow information
Cash paid for interest	$2,246	$5,189

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year.

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

We believe our financial statements are most significantly impacted by the following accounting estimates and judgments: (i) the identification of deliverables under partnerships and collaborations involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; (v) determining the fair value of the debt component for our convertible senior notes exclusive of the conversion feature; and (vi) estimating the fair value of non-marketable equity received from licensing transactions.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2014, we had an accumulated deficit of $689.7 million. We had net losses of $24.9 million and $57.0 million for the three and nine months ended March 31, 2014, respectively, and net losses of $61.9 million, $23.6 million and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents and marketable securities as of March 31, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated, or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, although following the recently announced transaction by Novartis to exchange certain assets with GlaxoSmithKline, Novartis has indicated that it will continue to honor its obligations under its License Agreement with Array for the development of binimetinib, including the three Phase 3 trials currently underway, there can be no assurance that development efforts, and any potential future milestone or royalty revenue, will not be affected by this transaction.

In addition, our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

Equity Investment

From time to time, we may enter into collaboration and license agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. We report equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest at cost in other long-term assets in the accompanying balance sheets. We monitor our investments for impairment at least annually, and consider events or changes in circumstances we know of that may have a significant adverse effect on the fair value. We make appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer. We do not report the fair value of our equity investments because it is not practical to do so.

In July 2013, Array entered into a collaboration agreement with Loxo Oncology, Inc. under which we received shares of non-voting preferred stock as consideration for licensing rights granted to Loxo. We estimated the fair value of these shares to be $4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The full estimated value of $4.5 million is reflected as a long-term asset in our balance sheet as of March 31, 2014, and was recorded as license revenue in our statement of operations and comprehensive loss during the first quarter of fiscal 2014. Further discussion regarding assumptions and estimates related to the determination of the fair value of the shares and related revenue recognition can be found in Note 3 - Collaboration and License Agreements – Loxo Oncology, Inc.

In addition, as of both March 31, 2014 and June 30, 2013, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. valued at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx.

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

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 4 – Long-term Debt.

Revenue Recognition

We recognize revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under our collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit utilizing the relative selling price method. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

We typically receive non-refundable, up-front payments when licensing our intellectual property, which often occurs in conjunction with a research and development agreement. When management believes that the license to our intellectual property has stand-alone value, we generally recognize revenue attributed to the license upon delivery provided that there are no future performance requirements for use of the license. When management believes that the license to our intellectual property does not have stand-alone value, we typically recognize revenue attributed to the license on a straight-line basis over the contractual or estimated performance period. When the performance period is not specifically identifiable from the agreement, we estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term.

Most of our agreements provide for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (i) is consistent with our performance necessary to achieve the milestone or the increase in value to the partnership or collaboration resulting from our performance, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, we recognize a portion of the payment as revenue when the specific milestone is achieved, and the contingency is removed, based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when a non-substantive milestone payment is attributed to our future research or development obligations, we recognize the revenue on a straight-line basis, or other appropriate method, over the estimated remaining research or development effort. Other contingent event-based payments for which payment is either contingent solely upon the passage of time or the result of our partner's or collaborator's performance are recognized when earned.

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

See Note 3 – Collaboration and License Agreements for further information about our partnerships and collaborations.

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

Concentration of Business Risks

Significant Partnerships

The following significant partnerships contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

AstraZeneca AB	0.2%	0.2%	14.1%	0.4%
Celgene	12.6	32.3	7.7	21.5
Genentech, Inc.	6.9	13.7	7.7	13.3
Loxo Oncology, Inc.	16.4	—	22.2	—
Novartis International Pharmaceutical Ltd.	48.2	34.5	31.2	23.5
Oncothyreon Inc.	10.8	—	7.4	—
Amgen Inc.	—	—	—	25.2
	95.1%	80.7%	90.3%	83.9%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2014.

Geographic Information

The following table details revenue from partnerships by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

North America	$4,007	$6,495	$19,713	$33,623
Europe	3,765	3,460	16,318	10,539
Asia Pacific	1	—	36	3
Total revenue	$7,773	$9,955	$36,067	$44,165

Accounts Receivable

Novartis and Oncothyreon accounted for 78% and 19%, respectively, of our total accounts receivable balances as of March 31, 2014, compared with 91% of our total accounts receivable balances attributable to Novartis as of June 30, 2013.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$57,388	$7	$—	$57,395
Mutual fund securities	319	—	—	319
	57,707	7	—	57,714
Long-term available-for-sale securities:
Mutual fund securities	593	—	—	593
	593	—	—	593
Total	$58,300	$7	$—	$58,307

Marketable securities consisted of the following as of June 30, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$47,130	$—	$(2)	$47,128
Mutual fund securities	377	—	—	377
	47,507	—	(2)	47,505
Long-term available-for-sale securities:
Mutual fund securities	465	—	—	465
	465	—	—	465
Total	$47,972	$—	$(2)	$47,970

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	March 31,	June 30,
	2014	2013

Quoted prices in active markets for identical assets (Level 1)	$58,307	$47,970
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$58,307	$47,970

As of March 31, 2014, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$57,707	$57,714
Due in one year to three years	593	593
Total	$58,300	$58,307

NOTE 3 – COLLABORATION AND LICENSE AGREEMENTS

Deferred revenue related to collaboration and license agreements with our partners consisted of the following (in thousands):

	March 31,	June 30,
	2014	2013

Celgene	$8,234	$—
Genentech, Inc.	537	2,300
Loxo Oncology, Inc.	375	—
Novartis International Pharmaceutical Ltd.	803	12,053
Other partners	113	—
Total deferred revenue	10,062	14,353
Less: Current portion	(5,733)	(14,353)
Deferred revenue, long-term portion	$4,329	$—

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Celgene agreement.  These deliverables are (i) the performance of research services under the discovery program (the "research services deliverable"), (ii) a non-exclusive license granted to Celgene to certain Array and collaboration technology for the sole purpose of being able to perform collaboration activities and (iii) participation on the joint research committee ("JRC"). The Celgene agreement provides for no general right of return for any non-contingent deliverable. Both the research services deliverable and the JRC deliverable meet the separation criteria; however, the non-exclusive license deliverable has no value outside of the collaboration, therefore, it does not meet the separation criteria and is recognized as a combined unit of accounting with the research services deliverable. The research services deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the option term, which is the period of time between the effective date of the agreement and the earlier of a specified amount of time after the completion of certain preclinical studies to be conducted under the Celgene agreement, or three years after the effective date. The option term may be extended by Celgene for an additional one-year period under certain circumstances specified in the agreement.

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

The majority of the up-front payment is for the performance of research services. We recognized $976 thousand and $2.8 million of this payment in collaboration revenue during the three and nine months ended March 31, 2014, respectively, and will recognize the rest of the up-front payment over the remainder of the three-year estimated option term.

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

The partnered drugs under the Chk-1 agreement include Genentech’s compound GDC-0425 and Array’s compound GDC-0575 (ARRY-575).  Under the terms of the Chk-1 collaboration agreement, Genentech acquired a license to Array’s compound GDC-0575 and is responsible for all clinical development and commercialization activities of the partnered drugs. We received an up-front payment of $28 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $380 million based on the achievement of clinical and commercial milestones under this agreement.  We will also receive up to double-digit royalties on sales of any drugs resulting from the Chk-1 agreement.

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

The first non-contingent deliverable required Array to prepare specified clinical materials for delivery to Genentech. We completed this delivery in December 2011. The second obligation, related to the non-contingent deliverable to assist in filing the IND application, was completed as of March 31, 2012. Revenue for both of these deliverables has been recognized in full. We are recognizing revenue allocated to the third obligation over the period from inception of the Chk-1 agreement until such time that the specified milestone is achieved.

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

We recognized license and milestone revenue under both agreements of $537 thousand and $1.1 million during the three months ended March 31, 2014 and 2013, respectively, and $2.8 million and $3.5 million during the nine months ended March 31, 2014 and 2013, respectively. We also recognized $266 thousand and $2.3 million in collaboration revenue under the 2003 agreement during the three and nine months ended March 31, 2013, respectively, with no corresponding revenue during the current fiscal year.

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

To determine the stand-alone value of the license, we considered our negotiation discussions with Loxo that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. We also considered the estimated valuation of the Series A-1 shares performed by an independent third-party and concluded that this value reasonably approximated the estimated selling price of the related license. We determined a selling price for the research services deliverable using our established annual FTE rate, which represents vendor-specific objective evidence for any FTE costs related to activities to be performed by Array scientists. We determined an estimated selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

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

We recognized the full $4.5 million estimated fair value of the preferred shares received in license revenue during the first quarter of fiscal 2014, as delivery of the shares was not contingent upon either the delivery of additional items or meeting other specified performance conditions. We also recognized $1.3 million and $3.5 million in collaboration revenue during the three and nine months ended March 31, 2014.

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

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to co-develop and commercialize binimetinib (MEK162), as well as other specified MEK inhibitors. Under the Novartis agreement, we are responsible for completing our on-going Phase 1 clinical trial of binimetinib in combination with paclitaxel. Additionally, we have elected to conduct further development of binimetinib as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

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

We are recognizing the up-front fee and milestone payments on a straight-line basis from April 2010 through April 2014, which is our estimate for the term of performance under the Novartis agreement. Under the Novartis agreement, during each of the three and nine months ended March 31, 2014 and 2013, we recognized $2.5 million and $7.5 million, respectively, of license revenue. We also recognized milestone revenue of $1.3 million and $938 thousand during the three months ended March 31, 2014 and 2013, respectively, and $3.8 million and $2.8 million during the nine months ended March 31, 2014 and 2013, respectively.

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

Co-Development Arrangement

The Novartis agreement also contains co-development rights whereby we can elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the Novartis agreement. Annually, we may opt out of paying our share of these costs. If we opt out of paying our share of the combined development costs with respect to one or more products, the U.S. royalty rate would then be reduced for any such product based on a specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S.

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

Our share of the combined development costs was $4.7 million and $3.6 million during the three months ended March 31, 2014 and 2013, respectively, and $14.2 million and $7.8 million during the nine months ended March 31, 2014 and 2013, respectively. We recorded co-development liabilities of $12.0 million and $11.0 million as of March 31, 2014 and June 30, 2013, respectively. We had related receivables of $3.4 million and $3.7 million as of March 31, 2014 and June 30, 2013, respectively, for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that in order for Oncothyreon to be able to conduct its activities during the proof-of-concept trials, Array is obligated to deliver three non-contingent deliverables related to the Oncothyreon agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the license deliverable, which includes the initial technology transfer, as well as the transfer of regulatory information necessary for Oncothyreon to file its own IND, (ii) the transfer of existing quantities of clinical product, and (iii) participation on the joint development committee ("JDC") during the proof-of-concept activities. The Oncothyreon agreement provides for no general right of return for any non-contingent deliverable. The first non-contingent deliverable for the license deliverable was completed as of June 30, 2013. The second non-contingent deliverable requiring Array to deliver existing quantities of clinical materials ARRY-380 is expected to be completed by the end of 2014, and the final obligation requiring us to participate on the JDC will be completed over the estimated time frame of the proof-of-concept activities.

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

We recognized $839 thousand and $2.7 million in collaboration revenue, including $618 thousand and $2.0 million for reimbursable expenses, during the three and nine months ended March 31, 2014, respectively.

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

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	June 30,
	2014	2013

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(44,125)	(47,779)
Long-term debt, net	$102,675	$99,021

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

Effective December 31, 2013, the Loan and Security Agreement was amended to extend the maturity date of the term loan to October 2017 and to extend the maturity date of the revolving line of credit to June 2015. Also effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of March 31, 2014, the term loan with Comerica had an interest rate of 3.25% per annum.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both March 31, 2014 and June 30, 2013, and was classified using Level 2, observable inputs other than quoted prices in active markets.

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

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.5 million as of March 31, 2014.

The fair value of the Notes was approximately $137.4 million and $126.0 million at March 31, 2014 and June 30, 2013, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Comerica Term Loan
Simple interest	$118	$120	$360	$364
Amortization of fees paid for letters of credit	9	27	38	81
Total interest expense on the Comerica term loan	127	147	398	445
Convertible Senior Notes
Contractual interest	992	—	2,987	—
Amortization of debt discount	1,245	—	3,655	—
Amortization of debt issuance costs	71	—	206	—
Total interest expense on the convertible senior notes	2,308	—	6,848	—
Deerfield Credit Facilities
Simple interest	—	1,608	—	4,826
Amortization of debt discounts and transaction fees	—	1,140	—	3,420
Change in fair value of the embedded derivatives	—	(58)	—	(235)
Total interest expense on the Deerfield credit facilities	—	2,690	—	8,011
Total interest expense	$2,435	$2,837	$7,246	$8,456

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

During the nine months ended March 31, 2014, we sold approximately 8.0 million shares of common stock at an average price of $6.23 per share, for gross proceeds of $50.2 million. Cantor earned commissions of $1.0 million relating to these sales.

NOTE 6 – RESTRUCTURING CHARGES

On August 5, 2013, we implemented a 20% reduction in our workforce and the affected employees were immediately notified. The reduction in force supports our strategy to fund our development organization with strategic collaborations and to focus our resources to progress our hematology and oncology programs to later stage development. The actions associated with the reductions were substantially completed during the first quarter of fiscal 2014 and, as a result of the reductions, we recorded a one-time restructuring charge of $2.8 million for termination benefits in the same period. Of this charge, $2.2 million was recorded in research and development for proprietary programs and $602 thousand was recorded in general and administrative expense. The restructuring charge is associated with cash payments of $2.6 million and $194 thousand made during the first quarter and second quarter, respectively, of fiscal 2014. Additional non-cash charges may occur in the fourth quarter, depending on timing of potential facility-related charges and other write-downs.

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

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Seven Phase 3 or pivotal studies are already in progress, or are planned to begin this year. These programs include the wholly-owned hematology drug, filanesib (ARRY-520) for multiple myeloma, or MM, and two partnered cancer drugs, selumetinib, partnered with AstraZeneca, and binimetinib (MEK162), partnered with Novartis.

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Filanesib	KSP inhibitor for MM	Phase 2
2.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1
3.	ARRY-797	p38 inhibitor for LMNA-related dilated cardiomyopathy	Phase 2
4.	ARRY-502	CRTh2 antagonist for asthma	Phase 2

With our progress on filanesib for MM we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2014 and beyond. In addition, we have initiated a Phase 2 trial with ARRY-797 in a rare cardiovascular disease, based on scientific rationale, in vivo data and anecdotal clinical information. We are seeking a partner to advance our asthma program for ARRY-502.

In addition, we have 11 ongoing partner-funded clinical programs, including two MEK inhibitors, both in Phase 3 clinical trials, binimetinib with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
4.	ASLAN001/ARRY-543	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
5.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
6.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
7.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
8.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
9.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 1
10.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
11.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of pain and other indications. In July 2013, we partnered with Celgene to discover and develop drugs targeting a novel inflammation pathway. Also in July 2013, we partnered with Loxo Oncology, Inc., a newly-formed, venture-backed company, for continued development of certain preclinical compounds, including LOXO-101, invented by Array in the field of oncology that Loxo has the exclusive right to develop in clinical trials and to commercialize. In April 2014, Loxo initiated a Phase 1 trial with LOXO-101 in patients with cancer. Additionally, Loxo and Array amended our collaboration agreement in April 2014 to expand the number of FTEs conducting research activities and to revise the targets under the agreement. We may out-license other select promising candidates through research partnerships in the future.

We have received a total of $631.5 million in research funding and in up-front and milestone payments from our partnerships and collaborations from inception through March 31, 2014, including $154 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last four years. Our existing partnered programs entitle Array to receive a total of approximately $1.8 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 11 partnered programs.

Fiscal Periods
Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2014 refers to the fiscal year ending June 30, 2014, and the third or current quarter refers to the quarter ended March 31, 2014.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into partnerships directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their collaboration or license agreements with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or partnering agreements can be found in Note 3 – Collaboration and License Agreements to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Restructuring Charges

In August 2013, we completed a reduction in force of approximately 50 employees, mainly in our drug discovery organization. After the 20% reduction, we have approximately 200 employees whose capabilities are more tightly aligned with our strategy to fund our discovery organization with strategic collaborations and focusing development and commercialization resources on our later stage clinical programs. See Note 6 - Restructuring Charges to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 vs. 2013		March 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

License revenue	$3,037	$4,653	$(1,616)	(35)%	$13,764	$23,726	$(9,962)	(42)%
Milestone revenue	1,250	2,195	(945)	(43)%	9,875	9,614	261	3%
Total license and milestone revenue	$4,287	$6,848	$(2,561)	(37)%	$23,639	$33,340	$(9,701)	(29)%

License revenue decreased during the three and nine months ended March 31, 2014, from the same periods in the prior fiscal year. Between the comparable three-month periods, we had decreased license revenue of $1.1 million and $559 thousand from Celgene and Genentech, respectively. Additionally, we have not recognized any license revenue from Amgen or Celgene during the current fiscal year compared with the recognition of $9.8 million from Amgen and $3.1 million from Celgene during the nine months ended March 31, 2013. We recognized all license revenue from both of these partners prior to the start of the current fiscal year. In addition, license revenue recognized under our Chk-1 License Agreement with Genentech decreased by $1.5 million between the comparable nine-month periods because we increased the expected timing for milestone achievement under the Genentech collaboration by six months, resulting in adjustments to the amount of the remaining license revenue recognized each quarter. Partially offsetting the license revenue decreases during the current nine-month period was the recognition of $4.5 million in non-cash license revenue under our collaboration with Loxo, representing the full estimated fair value of the preferred shares received as consideration for an exclusive license to our technology, which approximated the estimated selling price of the license, as discussed under Note 3 – Collaboration and License Agreements – Loxo Oncology, Inc. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Milestone revenue decreased during the three months ended March 31, 2014 primarily due to the recognition of $1.3 million of milestone revenue from Celgene during the three months ended March 31, 2013, and no corresponding Celgene revenue during the current three-month period. The decrease was partially offset by a $313 thousand increase in milestone revenue from Novartis during the current three-month period related to achievement of a Phase 3 start milestone.

Milestone revenue increased during the nine months ended March 31, 2014, when compared with the prior period. Milestones earned during the current nine months, including $5 million earned from AstraZeneca in October 2013 for the start of a Phase 3 clinical study and $1 million earned from Genentech during the first quarter of fiscal 2014 for a Phase 2 start milestone, as well as increased Novartis milestone revenue of $938 thousand, contributed to the increase. Partially offsetting the above were decreases in milestone revenue from other partners such as Celgene, which decreased $3.8 million, Amgen, which decreased $1.3 million, and VentiRx, which decreased $1.5 million. No Amgen, Celgene or VentiRx milestones were earned during the current periods presented, and we fully recognized all previous milestones earned from these partners prior to the start of the current fiscal year.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 vs. 2013		March 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Collaboration revenue	$3,486	$3,107	$379	12%	$12,428	$10,825	$1,603	15%

Collaboration revenue increased during the three and nine months ended March 31, 2014, as new collaborations such as those with Loxo and Oncothyreon more than offset the decreases in revenue from other collaborations such as our 2003 agreement with Genentech following the conclusion of the research term in January 2013, and under our previous collaboration with DNA BioPharma, which concluded in February 2013. Additionally, collaboration revenue under our new July 2013 agreement with Celgene was slightly higher during the current three- and nine-month periods compared with the collaboration revenue recognized during the same periods of the prior year under the 2007 Celgene agreement. Our obligations under the 2007 Celgene agreement were completed during the fourth quarter of fiscal 2013.

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

Below is a summary of our cost of partnered programs (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 vs. 2013		March 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Cost of partnered programs	$10,756	$8,624	$2,132	25%	$34,524	$23,072	$11,452	50%
Cost of partnered programs as a percentage of total revenue	138%	87%			96%	52%

Cost of partnered programs increased during the three and nine months ended March 31, 2014, due to increasing costs to advance binimetinib, our MEK inhibitor, through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations with Loxo and Oncothyreon. Partially offsetting the increases were reduced costs under our 2003 agreement with Genentech following the conclusion of the research term, as well as engaging fewer scientists in the current period under the new Celgene agreement compared to the previous Celgene agreement during the same period of fiscal 2013.

Cost of partnered programs as a percentage of total revenue increased for the three and nine months ended March 31, 2014, primarily because of the increased actual costs as noted above and the decreased license revenue recognized during the same periods.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 vs. 2013		March 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Salaries, benefits and share-based compensation	$5,195	$6,306	$(1,111)	(18)%	$14,495	$17,001	$(2,506)	(15)%
Outsourced services and consulting	5,484	5,105	379	7%	10,880	14,299	(3,419)	(24)%
Laboratory supplies	1,310	1,629	(319)	(20)%	4,198	4,915	(717)	(15)%
Facilities and depreciation	1,736	1,669	67	4%	4,716	5,210	(494)	(9)%
Other	406	396	10	3%	1,033	1,155	(122)	(11)%
Total research and development expenses	$14,131	$15,105	$(974)	(6)%	$35,322	$42,580	$(7,258)	(17)%

Research and development expenses for proprietary programs decreased during the three and nine months ended March 31, 2014. The decreases were primarily due to lower spending on our preclinical programs and shifting funding to our partnered programs, including Loxo and Oncothyreon. In addition, we largely completed the ARRY-502 Phase 2 asthma study prior to the start of the current fiscal year. Partially offsetting these decreases were higher costs to advance filanesib in three ongoing clinical trials and start-up costs for two additional late-stage studies. During the nine months ended March 31, 2014, we also incurred $2.2 million of additional expenses for termination benefits related to our reduction in workforce in August 2013 that are reflected in salaries, benefits and share-based compensation in the table above.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 vs. 2013		March 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

General and administrative expenses	$5,405	$5,001	$404	8%	$16,056	$14,390	$1,666	12%

General and administrative expenses increased during the three and nine months ended March 31, 2014. Higher patent and share-based compensation expenses contributed to the increases in both the current three- and nine-month periods. Additionally, during the current nine-month period, we incurred $602 thousand for severance costs related to the reduction in our workforce.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 vs. 2013		March 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Interest income	$22	$18	$4	22%	$61	$42	$19	45%
Interest expense	(2,435)	(2,837)	402	14%	(7,246)	(8,456)	1,210	14%
Total other expense, net	$(2,413)	$(2,819)	$406	14%	$(7,185)	$(8,414)	$1,229	15%

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Comerica Term Loan
Simple interest	$118	$120	$360	$364
Amortization of fees paid for letters of credit	9	27	38	81
Total interest expense on the Comerica term loan	127	147	398	445
Convertible Senior Notes
Contractual interest	992	—	2,987	—
Amortization of debt discount	1,245	—	3,655	—
Amortization of debt issuance costs	71	—	206	—
Total interest expense on the convertible senior notes	2,308	—	6,848	—
Deerfield Credit Facilities
Simple interest	—	1,608	—	4,826
Amortization of debt discounts and transaction fees	—	1,140	—	3,420
Change in fair value of the embedded derivatives	—	(58)	—	(235)
Total interest expense on the Deerfield credit facilities	—	2,690	—	8,011
Total interest expense	$2,435	$2,837	$7,246	$8,456

During the three and nine months ended March 31, 2014, interest expense was primarily lower due to the lower coupon rate on our convertible senior notes as compared to the interest rate on our term loan with Deerfield Capital, which was repaid in June 2013 when the convertible senior notes were issued.

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2014, we had an accumulated deficit of $689.7 million. We had net losses of $24.9 million and $57.0 million for the three and nine months ended March 31, 2014, respectively, and net losses of $61.9 million, $23.6 million and $56.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

For the nine months ended March 31, 2014, our net cash used in operations was $49.4 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug partnerships, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the nine months ended March 31, 2014, we received net proceeds of approximately $49 million under our Cantor Fitzgerald sales agreement. Additionally, we received approximately $128 million in June 2013 from an underwritten public offering of convertible debt and $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we have received $208.5 million from up-front fees and license and milestone payments under our partnerships since December 2009, including the following payments:

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
We paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, to begin paying our share of the combined development costs incurred since commencement of our agreement with Novartis for development of the binimetinib program, as discussed in Note 3 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We have the right to opt out of paying our co-development contribution on an annual basis. In our accompanying balance sheets, we have $12.0 million recorded as co-development liability for this obligation at March 31, 2014, compared with $11.0 million recorded at June 30, 2013.

Management believes that our cash, cash equivalents and marketable securities as of March 31, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing partnerships, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Additionally, on August 5, 2013, we implemented a 20% reduction in our workforce.  Our estimates indicate that we will save approximately $3 million per quarter from this reduction, not including the one-time restructuring charge of $2.8 million that we incurred during the first quarter of fiscal 2014.  See Note 6 – Restructuring Charges to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q above for further discussion.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new partnerships that provide for up-front fees or milestone payments, or we may not earn milestone payments under such partnerships when anticipated, or at all. Our ability to realize milestone or royalty payments under existing partnership agreements and to enter into new partnering arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, although following the recently announced transaction by Novartis to exchange certain assets with GlaxoSmithKline, Novartis has indicated that it will continue to honor its obligations under its License Agreement with Array for the development of binimetinib, including the three Phase 3 trials currently underway, there can be no assurance that development efforts, and any potential future milestone or royalty revenue, will not be affected by this transaction. Our risk factors are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and in other reports we file with the SEC.

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

If we are unable to generate enough revenue from our existing or new partnerships when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

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

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31, 2014	June 30, 2013	$ Change

Cash and cash equivalents	$52,178	$60,736	$(8,558)
Marketable securities – short-term	57,714	47,505	10,209
Marketable securities – long-term	593	465	128
Total	$110,485	$108,706	$1,779

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended March 31,
	2014	2013	$ Change
Cash flows provided by (used in):
Operating activities	$(49,444)	$(72,984)	$23,540
Investing activities	(11,560)	(11,104)	(456)
Financing activities	52,446	72,287	(19,841)
Total	$(8,558)	$(11,801)	$3,243

Net cash used in operating activities improved by $23.5 million during the nine months ended March 31, 2014. The change was primarily due to the receipt of an $11 million up-front payment from Celgene in July 2013, as well as the receipt of a $5 million milestone from AstraZeneca in November 2013, and $5 million and $1 million from from Novartis and Genentech, respectively, in August 2013 for milestones earned at the end of fiscal 2013. We received $1.8 million of comparable milestone payments during the first nine months of fiscal 2013.

Net cash used in investing activities was comparable between the current and prior year nine-month periods. We used an additional $1.1 million of cash during the nine months ended March 31, 2014, related to our net investment activity in marketable securities. Our capital expenditures decreased $646 thousand in the current nine-month period compared with the same period of the prior year.

Net cash provided by financing activities decreased $19.8 million. The decrease relates primarily to $21.8 million less in net cash proceeds received from sales of our common stock during the current year under the Cantor Fitzgerald sales agreement, as compared to proceeds received from our offering of our common stock in the same period of the prior year. The decrease was partially offset by a $1.9 million increase in proceeds from employee stock option exercises and stock purchases under the employee stock purchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our partnership agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2014, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at March 31, 2014, we would expect future interest income to increase or decrease by approximately $574 thousand over the next 12 months based on the current balance of $57.4 million of investments classified as short-term and long-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of March 31, 2014, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of March 31, 2014, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 8th day of May 2014.

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