Form 10-K
period 2014-06-30
ARRAY BIOPHARMA INC
filed 2014-08-15
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2013, was $616,083,027, based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant's common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of July 31, 2014, the registrant had 131,822,939 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARRAY BIOPHARMA INC.
ANNUAL REPORT ON FORM 10-K

PART I

Array BioPharma Inc. and the Array BioPharma Inc. logo are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2014 refers to the fiscal year ended June 30, 2014.

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

Although we believe the assumptions upon which our forward-looking statements are based currently are reasonable, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials in light of increasing costs and difficulties in locating appropriate trial sites and in enrolling patients who meet the criteria for certain clinical trials; the extent to which the pharmaceutical and biotechnology industries are willing to in-license drug candidates for their product pipelines and to collaborate with and fund third parties on their drug discovery activities; our ability to out-license our proprietary candidates on favorable terms; risks associated with our dependence on our partners for the clinical development and commercialization of our out-licensed drug candidates; the ability of our partners and of Array to meet objectives tied to milestones and royalties; our ability to attract and retain experienced scientists and management; our ability to achieve and maintain profitability; and the risk factors set forth below under the caption "Item 1A. Risk Factors." We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

Market and Industry Data

Unless otherwise indicated, information contained or incorporated by reference in this Annual Report on Form 10‑K concerning the cancer market, the asthma market, the drug market and our other markets, including our general expectations and market position, market opportunity and market share, is based on information from independent industry analysts and third-party sources and management estimates. Management estimates are derived from publicly-available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable.

We have not independently verified or verified with any independent source any third-party information and cannot assure you of its accuracy or completeness. In addition, while we believe the market position, market opportunity and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading "Item 1A. Risk Factors."

ITEM 1.     BUSINESS

Our Business

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Seven Phase 3 studies are in progress, or are planned to begin this year. These programs include the wholly-owned hematology drug, filanesib (ARRY-520) for multiple myeloma, or MM, and two partnered cancer drugs, selumetinib, partnered with AstraZeneca, and binimetinib (MEK162), partnered with Novartis.

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Filanesib	Kinesin spindle protein, or KSP, inhibitor for MM	Phase 2
2.	ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy, or LMNA-DCM	Phase 2
3.	ARRY-502	CRTh2 antagonist for asthma	Phase 2
4.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1

With our progress on filanesib for MM we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2015 and beyond. We continue to progress select other programs, however, and initiated a Phase 2 trial with ARRY-797 in a rare cardiovascular disease based on scientific rationale, in vivo data and a single-patient investigational new drug, or IND, application. We are seeking a partner to advance our asthma program for ARRY-502 and, as we announced in August 2014, we have no plans to invest internally at this time in ARRY-614.

In addition, we have 11 ongoing partner-funded clinical programs, including two MEK inhibitors, which are both in Phase 3 clinical trials, binimetinib with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	ASLAN001/ARRY-543	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
7.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
9.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
11.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of oncology and other indications. Our most significant discovery collaborations are with Celgene Corporation (inflammation program), Loxo (oncology program/LOXO-101) and

Biogen Idec (auto-immune disorder program). We may out-license other select promising candidates through research collaborations in the future.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly-disclosed.

Our significant clinical stage partners include:

•
ASLAN – We entered into a Collaboration and License Agreement with ASLAN in July 2011 to develop Array's HER2 / EGFR inhibitor, ASLAN001/ARRY-543, which is currently in a Phase 2 clinical trial in patients with gastric cancer.

•
AstraZeneca – In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca under which AstraZeneca received a license to three of our MEK inhibitors for cancer, including selumetinib, which is currently in numerous clinical trials, including three Phase 3 trials.

•
Genentech – We entered into a worldwide strategic Drug Discovery Collaboration Agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drugs are ipatasertib/GDC-0068, an AKT inhibitor for cancer, which is currently in Phase 2 and GDC-0994, an ERK inhibitor for cancer, which is currently in Phase 1. We also entered into a License Agreement with Genentech in August 2011 for the development of each company's small-molecule Chk-1 program in oncology. The program included Genentech's compound GDC-0425 (RG7602) and Array's compound GDC-0575 (previously known as ARRY-575). Genentech selected GDC-0575 to advance into further clinical trials in patients with cancer.

•
InterMune (program acquired by Roche) – We entered into a Drug Discovery Collaboration Agreement with InterMune in 2002, which resulted in the joint discovery of danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche Holding AG acquired danoprevir from InterMune in 2010. Danoprevir is currently in Phase 2 clinical trials.

•
Novartis – We entered into a License Agreement with Novartis in April 2010 for the worldwide development and commercialization of our MEK inhibitor, binimetinib, and other MEK inhibitors identified in the agreement. Binimetinib is currently in numerous clinical trials, including three Phase 3 trials in patients with cancer.

•
Oncothyreon – We entered into a Development and Commercialization Agreement with Oncothyreon in May 2013 to collaborate on the development and commercialization of ARRY-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer. Oncothyreon is continuing development of ARRY-380 in a defined set of proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

•
Loxo – We entered into a Drug Discovery Collaboration Agreement with Loxo in July 2013 and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase, or Trk, family of receptors, including LOXO-101, which is currently in a Phase 1 clinical trial.

•
VentiRx – We entered into a Collaboration and License Agreement with VentiRx in February 2007 and granted VentiRx exclusive worldwide rights to certain molecules from our Toll-Like Receptor, or TLR, program, including VTX-2337, which is currently in Phase 2 clinical trials.

Business History

We have received a total of $636.2 million in research funding and in up-front and milestone payments from partners from inception through June 30, 2014, including $154 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five years. Our existing partnered programs entitle Array to receive a total of approximately $1.8 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered programs.

Our Strategy

We are building a fully-integrated, commercial-stage biopharmaceutical company that discovers, develops and markets safe and effective small molecule drugs to treat patients afflicted with cancer. We intend to accomplish this through the following strategies:

•
Invent targeted small molecule drugs that are either first-in-class or second generation drugs that have little or no competition, or demonstrate a competitive advantage over drugs currently on the market or in clinical development.

•
Develop and commercialize our drugs to maximize their overall value. As our first drug nears approval, we plan to build a therapeutically-focused sales force to commercialize or co-promote drugs we wholly own, or for which we retain development rights in major geographic areas.

•
Implement a partnering strategy in which we out-license drugs outside our therapeutic or geographic focus and partner select early-stage programs for continued research and development to receive research funding plus significant milestone payments and royalties.

Our out-license and collaboration agreements typically provide for up-front payments, research funding, success-based milestone payments, co-detailing rights and/or royalties on product sales. These agreements may also be structured to share in the proceeds received from a collaborator resulting from the further development or commercialization of resulting drugs.

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Our largest or most advanced clinical stage collaborations currently include our agreements with ASLAN, AstraZeneca, Genentech, Loxo, InterMune/Roche, Novartis, Oncothyreon and VentiRx. Under some of these collaborations, such as with Novartis for binimetinib, we continue development work that is funded all or in part by our partners. Under some of our other partnered programs, our involvement in the development or research phase has ended, but we retain the right to receive clinical, regulatory and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research collaborations with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these collaborations, we also perform process research and development, perform clinical development and manufacture clinical supplies.

Information about our partners that comprise 10% or more of our total revenue and information about revenue we receive within and outside the U.S. can be found in Note 1 – Overview and Basis of Presentation – Concentration of Business Risks to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Proprietary Programs

Below is a description of our most advanced, wholly-owned clinical programs, their stage in the drug development process and our expected future development plans for fiscal 2015.

1. Filanesib — KSP Program for Multiple Myeloma

Filanesib is a highly selective, targeted KSP inhibitor with a mechanism of action distinct from currently available myeloma therapies such as immunomodulatory drugs, or IMiDs®, and proteasome inhibitors. Across multiple studies, filanesib has demonstrated activity in heavily pretreated MM patients, with a consistent safety profile including no drug-induced peripheral neuropathy and limited non-hematologic toxicity. Adverse events are generally limited to transient, non-cumulative and predominantly asymptomatic myelosuppression (decreases in blood counts) when supportive measures are used. Alpha 1-acid glycoprotein, or AAG, a plasma protein, is a potential patient selection marker for filanesib. AAG is undergoing further investigation in pivotal trials and could represent the first patient selection marker for a myeloma therapy.

Based on the strength of data from ongoing or completed clinical trials, and recent discussions with the U.S. Food and Drug Administration, or FDA, Array is developing filanesib in combination with the novel proteasome inhibitor Kyprolis® (carfilzomib). To support the potential approval of filanesib, our development plan includes three current or planned trials:

•
The FACTOR trial, a planned global Phase 3 study comparing Kyprolis plus filanesib to Kyprolis alone in several hundred patients with relapsed/refractory multiple myeloma, or RRMM. The primary endpoint of the FACTOR trial will be progression-free survival, or PFS. To date, there are no successful drug combinations for Kyprolis in patients who have previously been treated with both Revlimid® (lenalidomide) and Velcade® (bortezomib).

•
The AfFIRM trial, a global Phase 2 study that began in May 2014 with single-agent filanesib in 160 patients with RRMM. While the trial will enroll patients regardless of AAG status, the primary endpoint is objective response rate, or ORR, in patients with low AAG levels at baseline. The AfFIRM trial is also designed to support future regulatory submissions and validation of AAG as a patient selection marker and will include important safety and pharmacological data.

•
The ARRAY-520-216 trial, a randomized Phase 2 trial that began in November 2013 comparing Kyprolis plus filanesib versus Kyprolis alone in 75 RRMM patients. The primary endpoint is PFS, and this trial will provide important safety and efficacy data to support the overall development plan, including data to support AAG as a patient selection marker in the combination of Kyprolis plus filanesib. In addition, published results from this trial may enhance Phase 3 enrollment.

Development Plan: During fiscal 2015, we plan to:

•	report interim results from the ongoing Phase 1b study of filanesib in combination with Velcade and dexamethasone;

•	report interim results from the Phase 1b and ARRAY-520-216 studies of filanesib in combination with Kyprolis; and

•	initiate the Phase 3 FACTOR trial of filanesib in combination with Kyprolis in patients with RRMM.

2. ARRY-797 — p38 Program for Lamin A/C-related dilated cardiomyopathy

ARRY-797 is a selective, oral inhibitor of the p38 mitogen activated protein kinase, or MAPK. LMNA-DCM is a rare, degenerative cardiovascular disease caused by genetic mutations in the lamin A/C gene. These mutations lead to loss of functional lamin proteins resulting in activation of the p38 MAPK pathway and leading to structural changes in cardiac tissue such as:

•	alterations to cardiomyocyte and A/V nodal cell nuclei, which leads to apoptosis and cardiac tissue remodeling, and

•	sarcomere reorganization, which affects the heart’s contractile function.

While other MAPK pathways have been implicated in this disease, nonclinical data suggest that the p38 pathway is a key driver.

In vivo studies of ARRY-797 in models of LMNA-DCM demonstrated reversal of cardiac remodeling and significant improvements in heart function, general well-being and survival. Data from a physician-sponsored single-patient IND application indicated that ARRY-797 treatment has been associated with echocardiographic improvements and was well tolerated. Based on these encouraging data and discussions with U.S. regulatory authorities, a 12-patient Phase 2 study has been initiated to study the effectiveness and safety of ARRY-797 in patients with LMNA-DCM. The primary endpoint is the change from baseline in a 6-minute walk test at 12 weeks. Other endpoints include left and right ventricular function, quality of life assessments, safety and pharmacokinetics.

Development Plan: During Fiscal 2015, we plan to continue the Phase 2 study and have preliminary study results.

3. ARRY-502 — CRTh2 Program for Asthma

ARRY-502 is an oral, potent and highly selective CRTh2 antagonist designed to treat patients with Th2-driven allergic diseases. The CRTh2 receptor is expressed on Th2 T cells, basophils and eosinophils, and its ligand, prostaglandin D2, or PGD2, is released by mast cells. Results of a Phase 2 study with ARRY-502 in patients with mild to moderate Th2-driven asthma demonstrate that antagonism of the PGD2/CRTh2 axis results in significant improvements in lung function, asthma control, symptoms, and patient-reported quality of life outcomes. ARRY-502 provided control of allergic inflammation and clinically meaningful benefit to these asthma patients. Because current asthma therapies do not fully control the Th2 pathophysiology, antagonism of CRTh2 represents an exciting new approach to enhance disease control in asthma and other allergic inflammatory diseases.

Based on its mechanism of action, we believe ARRY-502 will provide the greatest patient benefit in a Th2 signature-enriched population. Several baseline Th2-related biomarkers were evaluated in the Phase 2 study, including fractional exhaled nitric oxide. The Th2 signature, which is present in about half of the asthma population, spans mild, moderate and severe disease and suggests broad applicability for ARRY-502 in these patients, as well as in other Th2-driven diseases such as allergic rhinitis and atopic dermatitis.

Current Status: Based on the promising results of the proof-of-concept study in persistent asthma and our decision to focus on our hematology/oncology programs, Array is seeking a partner for further development of ARRY-502.

4. ARRY-614 — p38/Tie2 Program for Myelodysplastic Syndromes

ARRY-614, a potent, small-molecule dual p38/Tie2 inhibitor, is being studied in patients with International Prognostic Scoring System, or IPSS, low and intermediate-1 risk MDS. In an initial dose-escalation study using a powder-in-capsule formulation of ARRY-614, multi-lineage activity was observed. The most promising effects were seen in patients with thrombocytopenia and neutropenia, with transfusion independence frequently observed in platelet transfusion-dependent patients. As presented at the American Society for Hematology meeting in December 2013, multi-lineage responses, as well as platelet transfusion independence have again been observed in this study.

Current Status: We have no plans to invest internally at this time in ARRY-614.

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

1. Novartis — Binimetinib — MEK Inhibitor Program

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to develop and commercialize binimetinib, as well as other specified MEK inhibitors. Under the agreement, we have elected to conduct further development of binimetinib as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer, or LGSOC. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In connection with signing the agreement, Novartis paid us $45 million, comprising an up-front fee and an initial milestone payment. In May 2011, we received a $10 million clinical research milestone from Novartis after Novartis had its first patient visit in a Phase 2 clinical trial. In June 2013, we earned a $5 million clinical research milestone from Novartis after Array had its first patient visit in a Phase 3 clinical trial. We are also eligible under the agreement to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the agreement are achieved for binimetinib. The agreement provides Array with double-digit royalties on worldwide sales of any approved drugs, with royalties on

U.S. sales at a significantly higher level. We are paying a percentage of development costs up to a maximum amount with annual caps to maintain the maximum U.S. royalty rate for binimetinib. We paid $9.2 million and $11.3 million to Novartis during fiscal 2013 and fiscal 2014, respectively, for our share of the combined development costs. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We have the right to opt out of paying our share of the combined development costs on an annual basis after fiscal 2015, in which case, the U.S. royalty rate would then be reduced for any such product based on a pre-specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. Additionally, we would no longer have the right to develop or co-detail such product.

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

Following the April 2014 announcement by Novartis and GlaxoSmithKline that they have entered into a definitive agreement to exchange certain assets, Array reported that Novartis has indicated it will continue to honor its obligations under the License Agreement relating to binimetinib, including obligations relating to support for ongoing clinical trials. If Novartis’ binimetinib development and commercialization rights are returned to Array as a result of this transaction or otherwise, Novartis is required to provide support for ongoing clinical studies as specified in the License Agreement.

Development Status: Three Phase 3 trials with binimetinib in advanced cancer patients continue to enroll: NRAS-mutant melanoma (NEMO), LGSOC (MILO) and BRAF-mutant melanoma (COLUMBUS). NRAS-mutant melanoma represents the first potential indication for binimetinib, with a projected regulatory filing estimated in 2015.

•
The MILO trial, which Array is conducting, began in June 2013 and will evaluate the efficacy and safety of binimetinib compared to standard chemotherapy treatments in 300 patients with recurrent or persistent LGSOC following at least one prior platinum-based chemotherapy regimen and no more than three lines of prior chemotherapy regimens. The primary endpoint is PFS, and the key secondary endpoint is overall survival. The projected regulatory filing for the MILO study is estimated to be in 2016.

•
The NEMO trial, which Novartis is conducting, began in July 2013 and will evaluate the efficacy and safety of binimetinib compared to dacarbazine in 393 patients with advanced (Stage IIIC) unresectable or metastatic (Stage IV) NRAS-mutant melanoma. The primary endpoint is PFS, and the key secondary endpoint is overall survival.

•	The COLUMBUS trial, which is also being conducted by Novartis, began in September 2013 and will evaluate the efficacy and safety of the combination of Novartis BRAF inhibitor encorafenib
(LGX818) with binimetinib and encorafenib as a single agent compared to Zelboraf® (vemurafenib) in 900 patients with advanced, unresectable or metastatic BRAF-mutant melanoma. The primary endpoint is PFS, and the key secondary endpoint is overall survival. The projected regulatory filing for the COLUMBUS study is estimated to be in 2016.

2. AstraZeneca — Selumetinib — MEK Program

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications which we invented during the collaboration. We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. Our research obligations ended in 2004 and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration. To date, we have earned $26.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $30 million and royalties on product sales.

MEK is a key protein kinase in the RAS/RAF/MEK/ERK pathway, which signals cancer cell proliferation and survival. MEK has been shown to be frequently activated in cancer, in particular in tumors that have mutations, including BRAF and NRAS, in the RAS and RAF pathways. Selumetinib is a small molecule MEK inhibitor that targets a key position in this pathway.

Development Status: AstraZeneca is continuing to advance selumetinib in three Phase 3 trials in advanced cancer patients: second-line KRAS-mutant advanced or metastatic non-small cell lung cancer, or NSCLC (SELECT-1), differentiated thyroid cancer (ASTRA) and metastatic uveal melanoma (SUMIT). Uveal melanoma represents the first potential indication for selumetinib, with a projected regulatory filing estimated in late 2015.

•
The SELECT-1 trial began in September 2013 and will evaluate the efficacy and safety of selumetinib in combination with docetaxel compared to placebo and docetaxel in 634 patients with locally advanced or metastatic KRAS-mutant NSCLCs. The primary endpoint is PFS, and the key secondary endpoint is overall survival. The estimated primary completion date for the SELECT-1 study is July 2016.

•
The ASTRA trial began in June 2013 and will evaluate the efficacy and safety of selumetinib with radioactive iodine therapy compared to placebo and radioactive iodine therapy in 304 patients with differentiated thyroid cancer. The primary endpoint is complete remission rate. The estimated primary completion date for the ASTRA study is June 2016.

•
The SUMIT trial began in April 2014 and will evaluate the efficacy and safety of selumetinib in combination with dacarbazine compared to placebo and dacarbazine in 152 patients with metastatic uveal melanoma. The primary endpoint is PFS.

3. InterMune (program now owned by Roche) — Danoprevir Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a Drug Discovery Collaboration Agreement with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered danoprevir. In October 2010, Roche expanded its portfolio of investigational medicines for HCV through the purchase of danoprevir from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. Under the terms of Array's collaboration agreement with InterMune, InterMune has an obligation to make milestone payments to us based on the selection and progress of danoprevir, as well as royalties on commercial sales of danoprevir. To date, we have received $1.8 million in milestone payments and have the potential to earn an additional $7.5 million if all clinical and commercialization milestones for danoprevir are achieved under the agreement. The hepatitis market is evolving and, to meet the different needs of people infected with HCV, future treatment options are likely to include interferon-free, as well as interferon-containing triple- and quadruple-combination therapy regimens. Roche has several oral, direct-acting antiviral agents in late-stage development for HCV, including danoprevir, which is currently in Phase 2.

In April 2013, Roche and Ascletis announced that they will collaborate to develop and commercialize danoprevir in China. It is estimated that over 10 million patients in China are chronically infected with HCV. The majority of these patients are genotype 1b, which has been shown to be responsive to danoprevir. Ascletis will fund and be responsible for the development, regulatory affairs and manufacturing of danoprevir in greater China and will receive payments upon reaching certain development and commercial milestones from Roche. Ascletis and Roche will collaborate for the clinical development and commercialization.

Development Status: Danoprevir is being studied in the following Phase 2 trials: MATTERHORN, which compares interferon-free, interferon-based triple- and interferon-based quadruple-regimens in patients who failed interferon/RBV and ANNAPURNA, which is an interferon-free combination of different direct-acting antivirals in treatment naive patients. Roche also conducted Phase 2 trials with danoprevir, DAUPHINE and INFORM-SVR.

4. ASLAN — ASLAN001/ARRY-543 — HER2/EGFR Program

In July 2011, we entered into a Collaboration and License Agreement with ASLAN to develop Array's HER2/EGFR inhibitor, ASLAN001/ARRY-543, which is currently in Phase 2 development in patients with gastric cancer in Asia. ASLAN001 is a novel, selective and oral HER2/EGFR inhibitor, and has shown clinical activity in both HER2-positive and EGFR-positive tumors. Under the agreement, ASLAN is funding and developing ASLAN001 through clinical proof-of-concept. Upon achievement of proof-of-concept, ASLAN will identify a global partner for Phase 3 development and commercialization. Array will share a significant portion of the proceeds of such partnering transaction.

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

Development Status: In July 2014, ASLAN initiated a Phase 1b trial to evaluate safety of the combination of ASLAN001 with standard of care chemotherapy in patients with first line gastric cancer. Pending appropriate results, ASLAN intends to begin a randomized Phase 2b study in gastric cancer and is exploring the use of ASLAN001 in other indications.

5. Genentech — Ipatasertib/GDC-0068 and GDC-0994

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

In 2005, 2008, and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against additional targets. Under the agreement, we received additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. In September 2010, we and Genentech extended the agreement for an additional two years of funded research through January 2013. Genentech may terminate the agreement upon four months' written notice. Genentech has paid Array a total of $23.5 million in up-front and milestone payments, and we have the potential to earn an additional $24.0 million for all programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

Development Status: Genentech is advancing one collaborative drug, ipatasertib, an AKT inhibitor, in clinical development, including three Phase 2 trials:

•	Phase 2 trial with ipatasertib in combination with paclitaxel as front-line treatment for patients with metastatic triple-negative breast cancer.

•	Phase 2 trial (JAGUAR) with ipatasertib in combination with fluropyrimidine plus oxaliplatin in patients with advanced or metastatic gastric or gastroesophageal junction cancer.

•
Phase 1b/2 trial (A.MARTIN) with ipatasertib or GDC-0980, a PI3 kinase/mTor dual inhibitor, with abiraterone acetate versus abiraterone acetate in patients with locally advanced castration-resistant prostate cancer.

In addition, in July 2013, Genentech advanced a second collaborative drug, GDC-0994, an ERK inhibitor, in a Phase 1 dose-escalation study in patients with locally advanced or metastatic solid tumors.

6. Genentech — GDC-0575 — Checkpoint kinase 1, or Chk-1, Inhibitor Program

In August 2011, Array and Genentech entered into a License Agreement for the development of each company's small-molecule Chk-1 program in oncology. The programs included Genentech's compound GDC-0425 (RG7602) and Array's compound GDC-0575 (previously known as ARRY-575), both of which are being tested in Phase 1 trials in patients with cancer. Under the terms of the agreement, Genentech is responsible for all clinical development and commercialization activities. Array received an up-front payment of $28 million and is eligible to receive clinical and commercial milestone payments up to $380 million and up to double-digit royalties on sales of any resulting drugs. The agreement will remain in effect until Genentech's obligations to make milestone or royalty payments have passed or expired.

Either party may terminate the agreement upon a material breach by the other party that is not cured within a specified time period, and Genentech may terminate the agreement upon at least 60 days' written notice to Array. If Genentech terminates the agreement due to a material breach by Array, the license Array granted to Genentech becomes irrevocable and the royalty to Array will be reduced to a specified percentage. If the agreement is terminated by Genentech for convenience or by Array due to a material breach by Genentech, the license Array granted to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and Array's exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the agreement. Array and Genentech have also agreed to indemnify the other party for breaches of representations or warranties made under the agreement and for certain of their respective activities under the agreement.

Development Status: In 2014, Genentech selected GDC-0575 over GDC-0425 to advance into further clinical trials. Genentech is continuing a Phase 1 multiple ascending dose trial to evaluate GDC-0575 alone and in combination with Gemzar® (gemcitabine) in approximately 90 patients with refractory solid tumors or lymphoma.

7. Lilly — LY2606368 — Chk-1 Inhibitor Program

In 1999 and 2000, Array entered into collaboration agreements involving small-molecule Chk-1 inhibitors with ICOS Corporation. LY2603618 and LY2606368 resulted from the collaboration between Array and ICOS. Eli Lilly and Company acquired ICOS in 2007. Array received a $250 thousand milestone payment after the first patient was dosed with LY2603618 in a Phase 1 clinical trial in early 2007. The agreements provided research funding, which has now ended. Array achieved a $125 thousand milestone payment after the first patient was dosed with LY2606368 in a Phase 1 clinical trial in early 2010. Array is entitled to receive additional milestone payments totaling $3.5 million based on Lilly's achievement of clinical and regulatory milestones with the molecules.

Development Status: While there are currently three on-going LY2603618 Phase 1b/2 clinical trials in cancer, Lilly has communicated that it does not intend to pursue further development of the drug. LY2606368 is in Phase 2 development, with two on-going trials for cancer.

8. VentiRx — VTX-2337 — TLR Program

In February 2007, we entered into a Collaboration and License Agreement with the privately-held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our TLR program. The program contains a number of compounds targeting TLRs to activate innate immunity, including VTX-2337. We received equity in VentiRx, as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $2.6 million in milestone payments and have the potential to earn $56.0 million if VentiRx achieves the remaining clinical and commercial milestones under the agreement. See Note 1 — Overview and Basis of Presentation — Equity Investment to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

In October 2012, VentiRx announced the formation of an exclusive, worldwide collaboration with Celgene for the development of VTX-2337. As part of the agreement, Celgene will retain the exclusive option to acquire VentiRx. In addition, Celgene provided a $35 million up-front payment to fund further research and development of VTX-2337 through pre-defined clinical endpoints. During the option period, VentiRx will be eligible to receive additional funding, including a potential equity investment by Celgene.

VTX-2337 directly activates multiple components of the innate immune system, including activation of human myeloid dendritic cells, monocytes and natural killer, or NK, cells resulting in the production of high levels of mediators known to orchestrate the integration of innate and adaptive anti-tumor responses. Results from preclinical models suggest that combining VTX-2337 with some chemotherapies and monoclonal antibodies demonstrate a synergistic effect in stimulating a variety of immune pathways associated with anti-tumor activity including antibody-directed cellular cytotoxicity. Early data from an ongoing Phase 1 trial in squamous cell carcinoma of the head and neck, or SCCHN, demonstrated that the combination was safe and well tolerated, and demonstrated activation of NK cells following dosing with VTX-2337.

Development Status: VTX-2337 is being evaluated in the following randomized, placebo-controlled Phase 2 trials:

•
Phase 2 trial (GOG-3003) with VTX-2337 in combination with pegylated liposomal doxorubicin, or PLD, standard second-line chemotherapy for patients with recurrent or persistent ovarian cancer versus PLD alone.

•	Phase 2 trial (ACTIVE8) with VTX-2337 in combination with a standard of care regimen, cetuximab, platinum and 5 Fluorouracil, or 5-FU, in patients with recurrent or metastatic SCCHN.

9. Oncothyreon — ARRY-380/ONT-380 — HER2 Inhibitor Program

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

Development Status: ARRY-380 is being evaluated in three clinical trials:

•	Phase 1 trial with ARRY-380 in combination with Herceptin® (trastuzumab) in patients with brain metastases from HER2+ breast cancer (Dana Farber sponsored).

•	Phase 1 trial with ARRY-380 in combination with Kadcyla ® (T-DM1) in patients with HER2+ breast cancer (Oncothyreon sponsored).

•	Phase 1 trial with ARRY-380 in combination with Herceptin plus Xeloda ® (capecitabine) in patients with HER2+ breast cancer (Oncothyreon sponsored).

10. Loxo — LOXO-101 — PanTrk Inhibitor Program

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the Trk family of receptors, including LOXO-101, which is currently in a Phase 1 clinical trial.  In April 2014, Array and Loxo amended the agreement and, as a result, the research activities under the agreement were expanded. There is a growing body of scientific literature implicating Trk alterations in diverse tumor types, including neuroblastoma and lung, thyroid and breast cancer. Many downstream pathways important in cancer are stimulated by activated Trk, such as the PI3-kinase and MAP-kinase pathways. Drugs targeting these pathways have generated responses in both solid and hematologic tumors.

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

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity; following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted automatically into shares of common stock on July 31, 2014, the effective date of Loxo's initial public offering, or IPO, and now represent an approximately 10% ownership interest in Loxo. See Note 13 – Subsequent Event to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10‑K for additional information about our equity investment in Loxo following Loxo's IPO.

Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

The Loxo agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms.  The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, Array will only be entitled to seek monetary damages, and will not have the right to terminate the agreement in the event of Loxo's breach after expiration of the discovery program term.  Loxo also has the right to terminate the agreement or to terminate discovery research with respect to any targets under development with six months’ notice to Array.  If Loxo terminates the agreement for convenience, all licenses granted to Loxo will terminate and Array will have all rights to further develop and commercialize the licensed programs.  The period of exclusivity to be observed by Array under the Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by Array, or as long as Loxo is commercializing a product for a target under the agreement.

Market Opportunity

Our proprietary pipeline is focused on targeted drugs that treat cancer. We believe there is a substantial opportunity in creating drugs for these diseases that meet the demand from the medical community for targeted therapies that treat both the underlying disease, as well as control symptoms more effectively and/or more safely than drugs that are currently available. We believe future patient care will improve with the use of screening to select targeted therapies for more effective disease treatment. Also, clinical trials aimed at well-defined patient populations may show improved response rates and may thereby increase the chances for approval with regulatory agencies such as the FDA. This approach may result in a greater number of marketed drugs each aimed at a smaller subset of patients.

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

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2014, in the U.S. there will be an estimated 1.7 million new cases of cancer in 2014 and nearly 600 thousand cancer-related deaths. The five-year relative survival rate for all cancers diagnosed between 2003 and 2009 is 68%, up from 49% in 1975-1977. The improvement in survival reflects both progress in diagnosing certain cancers at an earlier stage and improvements in treatment.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2014 by major cancer types of interest to Array:

	Estimated 2014
Type of Cancer	New Cases	Deaths

Lung	224,210	159,260
Breast	235,030	40,430
Colorectal	136,830	50,310
Melanoma	76,100	9,710
Thyroid	62,980	1,890
Pancreas	46,420	39,590
Ovarian	21,980	14,270
Stomach	22,220	10,990
Myeloma	24,050	11,090
Eye and Orbit	2,730	310
Gallbladder and Other Biliary	10,650	3,630
	863,200	341,480

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

Multiple Myeloma, or Myeloma (Filanesib — KSP inhibitor)

MM is a hematological cancer characterized by the neoplastic proliferation of plasma cells which accumulate in the bone marrow and produce a monoclonal immunoglobulin (Ig) - heavy and/or light chain (paraprotein, M-protein). Plasma cells normally produce antibodies to fight infection and disease. In MM, plasma cells proliferate in the bone marrow, which often leads to extensive bone destruction, including osteolytic lesions, osteopenia, hypercalcemia, fractures and myelosuppression. Myelosupression can lead to anemia, recurrent bacterial infections and bleeding. The deposition of immunoglobulin (M-protein) can lead to renal failure.

MM is the second most common hematologic malignancy, and treatments garner significant sales due to the cost of treatment regimens and relatively long life expectancies of patients. Despite advances in therapy over the last decade, it remains an incurable, fatal disease in nearly all patients. It primarily afflicts the elderly with median age at diagnosis of 68 for men and 70 for women in the U.S. The annual incidence of newly-diagnosed MM patients is approximately 48 thousand in the seven major global markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan) with approximately 24 thousand in the U.S. Survival has increased in recent years to approximately five years for patients able to undergo stem cell transplant in combination with high-dose targeted drug therapy. There were over 83 thousand patients with MM in the U.S. in 2011.

Market growth of therapies that treat MM is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by 5.6% from $3.6 billion in 2010 to $6.2 billion in 2020. This growth will be driven by three factors:

1.
Increased efficacy of current treatments, notably the leading targeted therapies, including the proteasome inhibitor Velcade® (bortezomib), and the IMiDs, Revlimid® (lenalidomide) and Thalomid® (thalidomide), leading to longer life expectancy and allowing for more drug therapy to be administered over the disease course;

2.	Increased use of existing and new drug combinations, particularly combinations with Velcade and Revlimid, leading to higher overall regimen costs; and

3.
Introduction and uptake of new, higher-cost therapies, particularly greater uptake of Revlimid and anticipated launch of premium priced next generation proteasome inhibitors and IMiDs such as Kyprolis® (carfilzomib) and Pomalyst® (pomalidomide).

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

Filanesib targets KSP, a novel mechanism of action in MM, distinct from the approved proteasome inhibitors and IMiDs. Preclinically, filanesib showed significant single-agent activity in disease models resistant to standard-of-care drugs. Furthermore, filanesib was highly active in vivo in preclinical MM models, and demonstrated synergy with proteasome inhibitors and IMiDs, suggesting the potential to combine filanesib with these standard-of-care therapies. In clinical trials, filanesib has demonstrated single-agent activity in heavily pretreated patients; it is one of the few non-IMiD or proteasome inhibitor drugs to show single-agent activity in this patient population. Filanesib has also demonstrated clinical activity in MM patients when combined with dexamethasone, Kyprolis or Velcade in disease refractory to Revlimid and Velcade. This clinical activity supports the potential for further development of filanesib in patients refractory to other therapies.

Based on the strength of data from ongoing or completed clinical trials, and recent discussions with the FDA, Array is developing filanesib in combination with the novel proteasome inhibitor Kyprolis. To support the potential approval of filanesib, our development plan includes three current or planned trials:

•
The FACTOR trial, a planned global Phase 3 study comparing Kyprolis plus filanesib to Kyprolis alone in several hundred patients with RRMM. The primary endpoint of the FACTOR trial will be PFS. To date, there have been no successful drug combinations for Kyprolis in patients who have previously been treated with both Revlimid and Velcade.

•
The AfFIRM trial, a global Phase 2 study that began in May 2014 with single-agent filanesib in 160 patients with RRMM. While the trial will enroll patients regardless of AAG status, the primary endpoint is ORR in patients with low AAG levels at baseline. The AfFIRM trial is also designed to support future regulatory submissions and validation of AAG as a patient selection marker and will include important safety and pharmacological data.

•
The ARRAY-520-216 trial, a randomized Phase 2 trial that began in November 2013 comparing Kyprolis plus filanesib versus Kyprolis alone in 75 RRMM patients. The primary endpoint is PFS, and this trial will provide important safety and efficacy data to support the overall development plan, including data to support AAG as a patient selection marker in the combination of Kyprolis plus filanesib. In addition, published results from this trial may enhance Phase 3 enrollment.

Myelodysplastic Syndromes (ARRY-614 — p38/Tie2 inhibitor)

Formerly known as “pre-leukemia”, MDS are a spectrum of diseases in which the bone marrow does not make enough normal blood cells.  Patients with MDS develop severe anemia, and platelet and neutrophil cytopenias, due to bone marrow failure.  As MDS progresses, patients require frequent blood and platelet transfusions, and are prone to severe and fatal infections and bleeding episodes.  Approximately 30% of MDS patients progress to Acute Myeloid Leukemia, which is estimated at over 10 thousand deaths in 2013 in the U.S. MDS primarily afflicts the elderly, with a median age at diagnosis of 71 years.

According to an article published in the Journal of Clinical Oncology, in June 2010, there were 45 thousand new cases of MDS during 2003 in the U.S.  This is four to five times greater than official estimates of MDS incidence based on the National Cancer Institute Surveillance, Epidemiology and End Results Program.  The analysis also concluded that MDS patients have debilitating comorbidities, with significantly greater frequency than the overall population, such as cardiac complications (73%), dyspnea (49%), diabetes (40%) and severe infections (22%).  Further, over a three-year period, 40% of MDS patients died compared with 15% for the overall population of the same age.  These findings on the significance of comorbidities have been demonstrated in other studies.  Notably, in a recent subpopulation study of “low” grade MDS patients at M.D. Anderson Cancer Center, infections were the most common cause of disease-related death (38%), with hemorrhage (13%) also significant.  These findings underscore the importance of addressing aspects of the disease such as neutrophil and platelet deficiencies and may support earlier therapeutic interventions.

Market growth of therapies that treat MDS is forecast to grow by almost 8% annually from 2010 to 2017; total sales of existing therapies are projected to increase from approximately $750 million in 2010 to $1.3 billion in 2017 across the seven major pharmaceutical markets.  This forecast does not include additional potential growth resulting from any novel, emerging therapies.  Current approved therapies on the market include Vidaza® (azacitidine), Revlimid and Dacogen® (decitabine), although a complete response following treatment with these agents is rare.  We expect the recent approvals of these agents for MDS to also drive an increase in the overall drug-treated population, because access to these agents will encourage treatment and because there are no other therapeutic drug options currently available.

A limited number of other therapies which target key players in the underlying biology of MDS are being investigated in MDS including p38 MAPK and Tie2.  p38 is well-known for its role in the regulation of cytokine and chemokine signaling and production.  There is a growing understanding of the role of p38 in the modulation of apoptosis and survival.  Tie2 has an emerging role in the pathology of MDS including regulation of stem cell quiescence and as a negative prognostic factor.

We believe ARRY-614, a potent, small-molecule dual p38/Tie2 inhibitor, may be effective in the treatment of MDS, particularly in settings where hypomethylating agents such as Vidaza and Dacogen have failed, by providing clinical benefit through multi-lineage hematologic improvement (i.e. an increase in red blood cells, neutrophil cells and platelets), thereby reducing the need for red blood cell and platelet transfusions.  A Phase 1, dose-escalation/expansion study of single-agent ARRY-614 was conducted in patients with IPSS low or intermediate-1 risk MDS, for whom treatment with approved therapies, including hypomethylating agents and lenalidomide, had failed.  Clinical activity including hematologic improvement was demonstrated.  A second Phase 1 trial in a similar patient population with an optimized formulation of ARRY-614 completed enrollment.

Lung Cancer (Binimetinib and Selumetinib — MEK inhibitors)

Lung cancer is the leading cause of cancer-related mortality in the U.S. Lung cancer forms in the tissues of the lung, usually in the cells lining air passages. The two main types of lung cancer are NSCLC, which represents about 85%, and small cell lung cancer, or SCLC, which represents about 15% of lung cancer. In 2014, the estimated new cases and deaths from all lung cancer in the U.S. were approximately 224 thousand and 159 thousand, respectively. Globally, over 1.6 million new cases of lung cancer are diagnosed every year and nearly 1.4 million people die as a result of this devastating disease; more than breast, colon and prostate cancer combined. The overall five-year relative survival rate for the period of 2003 to 2009 for patients with lung cancer was 17%. The five-year relative survival rate varies markedly depending on the stage at diagnosis, from 52% to 25% to 4% for patients with local, regional and metastatic disease, respectively.

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

Market growth of NSCLC drug therapies is expected to grow annually by 4% from $4.9 billion in 2012 to $7.0 billion in 2022. We believe generic price erosion of key agents such as Alimta® (pemetrexed) and Tarceva® (erlotinib) will be offset by the recent approvals by the FDA of Xalkori® (crizotinib), Gliotrif® (afatinib), Zykadia™ (ceritinib), and the anticipated introduction of several novel classes of agents. The need for more effective and less toxic therapies as alternatives to, or in combination with, chemotherapy has led to the investigation of targeted therapies. Mutations in the KRAS gene are amongst the most common mutations in NSCLC, being found in approximately 26% of patients, which amounts to approximately 415 thousand patients globally. Typically, KRAS mutations activate the RAS/RAF/MEK/ERK pathway, contributing to unregulated cell growth and survival. Therapies that target this aberrant pathway, including MEK inhibitors, would therefore be expected to have therapeutic activity in patients with mutated KRAS.

Promising data from a double-blind, randomized Phase 2 study comparing the efficacy of selumetinib, a MEK inhibitor we licensed to AstraZeneca, in combination with docetaxel versus docetaxel alone in second-line patients with KRAS mutation-positive locally advanced or metastatic NSCLC were presented at the 2012 American Society of Clinical Oncology, or ASCO, Annual Meeting. This study showed statistically significant improvement in PFS, ORR, and alive and progression-free at six months, as well as a trend for improvement in overall survival in favor of selumetinib in combination with docetaxel versus docetaxel alone. Based on this data, AstraZeneca has initiated the pivotal Phase 3 SELECT-1 trial comparing selumetinib in combination with docetaxel versus docetaxel alone in second line patients with KRAS mutation-positive locally advanced or metastatic NSCLC.

Melanoma (Binimetinib and Selumetinib — MEK inhibitors)

Melanoma is the deadliest form of skin cancer. The number of new malignant melanoma cases has been increasing substantially over the past 30 years and at a rate that is among the fastest growing of any human cancer. According to the American Cancer Society, the estimated new cases and deaths from melanoma in the U.S. in 2014 are approximately 76 thousand and 10 thousand, respectively. Prognosis is heavily dependent upon stage of the disease. The outlook for patients with metastatic disease is poor, with a five-year survival rate of approximately 16%.

The optimal treatment for melanoma varies with the stage of the disease. In patients with early disease, surgical excision is the treatment of choice with some of these patients receiving adjuvant therapy with interferon alfa. Surgical excision of limited distant metastatic disease can occasionally produce durable benefit, but most patients with distant metastases require systemic therapy. Systemic therapies include chemotherapy and immunotherapy, used either alone or in combination.

Market growth of melanoma drug therapies is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by over 11% from $950 million in 2012 to $2.75 billion in 2022. This forecasted growth is driven largely by recent and anticipated launches of several novel, high-priced therapies expected to capture substantial market share over time.

Mutations that activate the RAS/RAF/MEK/ERK pathway are common in melanoma, with BRAF mutations in 40% to 60%, and NRAS mutations in 15-20% of melanoma patients, suggesting the therapeutic potential for agents that target this pathway in melanoma. Following Roche's launch of the BRAF inhibitor Zelboraf (vemurafenib) in 2011, several additional therapies that target this pathway are under study. Included amongst these are several MEK inhibitors. Recently, both Mekinist™ (trametinib), a MEK inhibitor and Tafinlar® (dabrafenib), a BRAF inhibitor from GlaxoSmithKline were approved by the FDA for patients with BRAF mutated melanoma, both as monotherapy and in combination.

As MEK inhibitors target the RAS/RAF/MEK/ERK pathway, which is activated with BRAF mutation, they may also have the potential for activity not only in patients with BRAF-mutant melanoma, but also in patients with tumors that harbor mutations in the NRAS gene, who currently have no adequate treatment option and poor prognosis. Promising data on binimetinib in an ongoing Phase 2 trial of patients with BRAF and NRAS mutated advanced melanoma was presented at the 2012 ASCO Annual Meeting. Binimetinib showed clinical activity and good tolerability in this patient population. This is the first targeted therapy to show activity in patients with NRAS mutated melanoma. Based on this data, Novartis has initiated two pivotal Phase 3 trials. The NEMO trial compares binimetinib to dacarbazine in patients with NRAS mutation-positive advanced, unresectable or metastatic melanoma. The COLUMBUS trial compares binimetinib in combination with encorafenib to encorafenib as monotherapy and to vemurafenib as monotherapy in patients with newly-diagnosed BRAF inhibitor naïve, BRAF V600E or V600K mutant advanced, unresectable or metastatic melanoma.

An additional area of interest regarding the inhibition of MEK is metastatic uveal melanoma. Uveal melanoma is rare, with only 2,500 cases diagnosed in the U.S. each year. Almost half of those patients will develop metastatic disease and survival for patients with advanced disease is only 9-12 months. Uveal melanoma patients have a very high unmet clinical need since the disease does not respond to the drugs used to treat melanoma on the skin.

Data was presented at the 2013 ASCO Annual Meeting by Memorial Sloan-Kettering Cancer Center, which showed selumetinib to be the first targeted therapy to demonstrate a more than doubling of PFS compared with temozolomide for patients with gnaq/Gna11 mutant metastatic uveal melanoma. Based on this data, AstraZeneca has initiated the pivotal SUMIT trial comparing selumetinib in combination with dacarbazine versus dacarbazine as monotherapy in patients with metastatic uveal melanoma who have not previously been treated with systemic anti-cancer therapy. There is no drug approved specifically for treatment of metastatic uveal melanoma, and the indication may serve as a fast-to-patient strategy for selumetinib.

Thyroid Cancer (Selumetinib — MEK inhibitor)

Thyroid cancer has become the fastest-increasing cancer in the U.S. with estimates of almost 63 thousand new cases and 1,890 deaths in 2014. The rapid increase in incidence rates is thought to be largely due to increased and earlier detection. Thyroid cancer strikes relatively young patients, with most initial diagnoses between ages 20 and 54, and occurs two to three times more often in women than in men, placing it as the fifth most common malignancy diagnosed in women.

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

Novel therapies that target the RAS/RAF/MEK/ERK pathway and specific molecular abnormalities such as BRAF and NRAS mutations have a strong scientific underpinning for activity in this disease, with BRAF mutations in approximately 39%, and NRAS mutations in approximately 7% of thyroid cancers. In a pilot study published in the February 14, 2013 edition of the New England Journal of Medicine, selumetinib has shown positive therapeutic activity in patients with RAI-refractory disease. Based on these results, AstraZeneca has initiated a Phase 3 trial comparing selumetinib combined with single dose adjuvant radioactive iodine to single dose adjuvant radioactive iodine in patients with differentiated thyroid cancer who have had a previous thyroidectomy.

Low-Grade Serous Ovarian Cancer (Binimetinib — MEK Inhibitor)

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

Women diagnosed with LGSOC are generally diagnosed at a younger age and live longer, but have a lower response rate to conventional chemotherapy compared to high-grade serous ovarian cancer patients. Treatment for these patients involves surgery and multiple anti-cancer regimens for advanced disease. Following first-line treatment with a platinum-based regimen, less than 4% of patients show a response to additional rounds of chemotherapy. Historic data suggest a median PFS of only seven months for this population. This along with the relative chemo-resistant nature of this disease underscores the high unmet need among these patients.

At the 2012 American Association for Cancer Research Annual Meeting, proof-of-concept data on selumetinib was presented showing an ORR of 15% and clinical benefit rate of 81% in patients with platinum-resistant LGSOC. When compared with historic data related to chemotherapy and hormonal therapy, two commonly used treatments for LGSOC, treatment with a MEK inhibitor demonstrated improved clinical activity and in a more heavily pre-treated population.

Based on this data and other research, Array has advanced binimetinib in this extremely high unmet need patient population with the MILO study under our License Agreement with Novartis. In the MILO study, binimetinib will be compared to physicians choice chemotherapy (paclitaxel, topotecan, or liposomal doxorubicin) in patients with recurrent or persistent low-grade serous carcinomas of the ovary, fallopian tube or primary peritoneum who have received prior platinum containing therapy.

Lamin A/C-Related Dilated Cardiomyopathy (ARRY-797 — p38 inhibitor)

LMNA-DCM is a rare, degenerative cardiovascular disease caused by genetic mutations in the lamin A/C gene. These mutations lead to loss of functional lamin proteins resulting in activation of the p38 MAPK pathway and leading to structural changes in cardiac tissue such as alterations to cardiomyocyte and A/V nodal cell nuclei, which leads to apoptosis and cardiac tissue remodeling, and sarcomere reorganization, which affects the heart’s contractile function. While other MAPK pathways have been implicated in this disease, nonclinical data suggest that the p38 pathway is a key driver.

Patients with LMNA-DCM typically begin experiencing symptoms in their twenties or thirties, and by age 45 nearly 70% have undergone a heart transplant, experienced a major cardiac event, or have died. Currently, there are no disease-specific treatments approved for LMNA-DCM. Treatment is limited to symptomatic and supportive care, and a significant unmet medical need remains for therapies that can halt disease progression or improve cardiac function. Patients diagnosed with LMNA-DCM are treated using the same practices as patients diagnosed with dilated cardiomyopathy arising from other causes. It is estimated that 5,000 to 9,000 patients are living with LMNA-DCM, but due to infrequent genetic testing, far fewer are actually diagnosed. No available treatments are curative, and given the relentless progression of disease and poor prognosis of LMNA-DCM, novel drugs that can target the molecular mechanism underlying cardiac dysfunction in this disease are warranted. Thus, there is a high unmet need for patients who are diagnosed with LMNA-DCM, and inhibition of p38 MAPK may offer an important therapeutic option for these patients.

Array is currently developing ARRY-797, a selective, oral inhibitor of the p38 MAPK pathway. Based on encouraging data and discussions with U.S. regulatory authorities, a 12-patient Phase 2 study has been initiated to study the effectiveness and safety of ARRY-797 in patients with LMNA-DCM.

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

The asthma market is projected to be flat through 2021, with sales of $14.7 billion in 2011 and $14.9 billion in 2021. Pricing pressure due to generic and/or branded-generic price erosion and increased product competition will constrain the market, but the uptake of high-priced, once-daily, long-acting beta2 agonist, or LABA/inhaled corticosteroid combinations and novel anticytokine agents will help offset these constraining factors from 2014 to 2021.

Although there are a number of drug classes being explored for the treatment of asthma, there are currently no approved drugs directly targeting the PGD2/CRTh2 axis, which is present in about half of the asthma population. Array is seeking a partner to develop its novel oral drug, ARRY-502, an antagonist of the CRTh2 receptor, which, if proven safe and effective, could allow for targeted treatment for asthma patients with the Th2 gene signature across mild, moderate, and severe disease.

Research and Development for Proprietary Drug Discovery

Our primary research efforts during fiscal 2014 were focused on development of our hematology/oncology programs. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2014, 2013 and 2012, we spent $49.8 million, $59.4 million and $56.7 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

Drug Discovery and Development Timeline

The drug development process is highly uncertain and subject to a number of risks that are beyond our control and takes many years to complete. The following table outlines each phase in the drug development process. Completion times are difficult to estimate and can vary greatly based on the drug and indication. Therefore, the duration times shown in the table below are estimates only.

Phase	Objective	Estimated Duration
Discovery	Lead identification and target validation.	2 to 4 years
Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data.	1 to 2 years
Phase 1
Evaluate the safety and tolerability of the drug in human subjects and find the maximum tolerated dose. The pharmacokinetics of the drug are examined after single and multiple doses, the effects of food on the pharmacokinetics may be evaluated and drug metabolites may be monitored.
1 to 2 years
Phase 2	Establish effectiveness of the drug and its optimal dosage; continue safety evaluation.	2 to 4 years
Phase 3	Confirm efficacy, dosage regime and safety profile of the drug; submit new drug application, or NDA.	2 to 4 years
FDA Approval	Approval by the FDA to sell and market the drug under approved labeling.	8 months to 2 years

Some non-clinical studies, including animal studies, are often conducted during the course of human clinical studies. Proof-of-concept for a drug candidate generally occurs during Phase 2, after initial safety and efficacy data are established.

Our Research and Development Technologies and Expertise

We are continuing to improve our comprehensive research and development capabilities, consisting of four integrated areas of expertise:

•	Discovery Research — Biology, Pharmacology, Toxicology, Chemistry and Translational Medicine;

•	Process Research, Development, Formulation and Manufacturing;

•	Clinical Development — Clinical Science, Clinical Operations, Drug Safety, Translational Medicine, Biostatistics and Data Management, Regulatory Affairs and Program Management; and

•	Information Systems.

Discovery Research

We have a broad drug discovery platform with all the necessary capabilities to efficiently invent new chemical compounds. We continue to add to our breadth of knowledge, refine our processes and engage key scientists who enhance our current capabilities. Our translational medicine team designs and runs mechanistic studies in cell biology and pharmacology to provide insight into clinical development strategy, product differentiation and biomarker support for clinical development. Our discovery group has created high quality clinical candidates for our proprietary and partnered programs that have been shown to modulate their mechanistic target, as measured by an appropriate clinical biomarker.

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

Our near-term focus is on bringing our most promising drugs through proof-of-concept and Phase 3 clinical trials. Our proof-of-concept strategy is to efficiently conduct studies to demonstrate the value of each program in a therapeutic area so that decisions to continue, modify or cease development of a program can be made early in the development process. We believe that our broad development pipeline and productive discovery platform provide an incentive to design trials for each program with high hurdles to demonstrate the potential of the drug or to "fail early."

Information Systems

We believe that our Information Systems, or IS, capabilities provide a competitive advantage to our core business. Our IS capabilities increase productivity and enable rapid decision making through the delivery of effective business, discovery science and clinical systems. We are completing a comprehensive update of our Enterprise Resource Planning platform and our Contract Management system to provide business efficiency and scalability for future growth. We are developing a regulatory document management system to enhance our IND and filing processes.  Our intranet portal platform is providing document management and workflow efficiencies to enable our staff to streamline business processes across functions. We are also decreasing risk through implementation of a comprehensive disaster recovery strategy that combines cloud and in-house system diversity. We accomplished our goal of creating a paperless discovery research environment, which has empowered our scientists to improve real-time decision making at the bench.  Array has completed a clinical information system that parallels the comprehensive capabilities of our discovery system, providing company-wide access to real-time information for each clinical trial, as well as the entire drug portfolio.  In addition to real-time study data, the system's information includes planned and actual screening/enrollment at the site level, budget and actual costs by types of activities, important events and milestones.

Competitors

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in research and discovery, licensing, development and commercialization of drug candidates, including large pharmaceutical companies with internal discovery and development functions, biotech companies with competing products in the therapeutic areas we are targeting and contract research organizations, or CROs, that perform many of the functions we perform under our collaborations. In addition, we face competition from other pharmaceutical and biotechnology companies seeking to out-license drugs targeting the same disease class or condition as our drug candidates are based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience, price and reimbursement potential. Therefore, we may be unable to enter into collaboration, partnering or out-licensing agreements on terms that are acceptable to us, or at all. We also compete with other clinical trials for patients who are eligible to be enrolled in clinical trials we or our partners are conducting, which may limit the number of patients who meet the criteria for enrollment and delay or prevent us or our partners from completing trials when anticipated. Because the timing of entry of a drug in the market presents important competitive advantages, the speed with which we are able to complete drug development and clinical trials, obtain regulatory approval and supply commercial quantities of drugs to the market will affect our competitive position. Some of our competitors have a broader range of capabilities and have greater access to financial, technical, scientific, regulatory, business development, recruiting and other resources than we do. Their access to greater resources may allow them to develop processes or products that are more effective, safer or less costly, or gain greater market acceptance, than products we develop or for which they obtain FDA approval more rapidly than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

Government Regulation

Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the U.S. and other countries. Virtually all pharmaceutical products are subject to extensive pre- and post-market regulation, including regulation governing the testing, manufacturing, distribution, approval, labeling, storage, record keeping, reporting, advertising and promotion, and import and export of such products under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable foreign regulatory agency or FDA requirements may result in enforcement action, including warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. Although the discussion below focuses on regulation in the U.S., which is our primary initial focus, we and our partners anticipate seeking approval to market our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.

Development and Approval

In the U.S., prescription drug products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA. Under the FDC Act, the FDA must approve any new drug, including a new dosage form or new use of a previously approved drug, prior to marketing in the U.S. Approval requires extensive studies and submission of a large amount of data by the company. The approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approval for any of our product candidates on a timely basis, if at all.

Preclinical Testing. Before testing any drug in human subjects in the U.S., a company must develop extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with the FDA's Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture's Animal Welfare Act.

IND Application. Human clinical trials cannot commence until an IND application is submitted and becomes effective. A company must submit, among other information, preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials. Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board, or IRB, at an institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and, if necessary, the FDA is able to validate the data through an on-site inspection.
Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. Phase 1 clinical trials involve the initial introduction of a drug in humans on a small scale, and are generally intended to develop data regarding metabolism, pharmacologic action and safety, as well as helping determine the maximum tolerated dose. They also may provide early information regarding effectiveness. Phase 2 trials typically are controlled studies conducted in larger numbers of patients to gather effectiveness and safety data for specific indications. Phase 3 studies usually are intended to develop additional effectiveness and safety data, in order to allow evaluation of the drug’s overall benefit/risk profile and provide a basis for labeling.

During any of these phases, the sponsoring company, the FDA, or an IRB may suspend or terminate a clinical trial at any time for a variety of reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Further, success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or prevent regulatory approval.

NDA Submission and Review. After completing clinical testing of an investigational drug, a sponsor must prepare and submit an NDA for review and approval by the FDA. When an NDA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed.
As part of its review, the FDA may refer an NDA to an advisory committee for evaluation and a recommendation as to whether the application should be approved. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations. Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the agency’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug.

Before approving an NDA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
If the FDA concludes that an NDA does not meet the regulatory standards for approval, the FDA typically issues a Complete Response letter communicating the agency’s decision not to approve the application and outlining the deficiencies in the submission. The Complete Response letter also may request further information, including additional preclinical or clinical data. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval.
Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the nature of the disease or condition the drug is intended to address, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial success of a drug or require post-approval commitments, including the completion within a specified time period of additional clinical studies, which often are referred to as “Phase 4” or “post-marketing” studies.
Post-approval modifications to the drug product, such changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.
Post-Approval Regulation

Even if regulatory approvals are granted, a marketed product is subject to continuing comprehensive requirements under federal, state and foreign laws and regulations, including reporting adverse events, recordkeeping and compliance with cGMP and marketing requirements. Adverse events reported after approval of a drug can result in additional restrictions on the use of a drug, requirements for additional post-marketing studies or clinical trials, and, possibly, withdrawal of the drug from the market. The FDA or similar agencies in other countries may also require labeling changes to products at any time based on new safety information. If ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market, the FDA or similar agencies in other countries may at any time withdraw product approval or take actions that would suspend marketing or approval.

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution.
Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for advertising, and promotion to physicians and patients, communications regarding unapproved uses, and industry-sponsored scientific and educational activities. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, and state authorities, as well as civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Other Requirements. In addition, companies that manufacture or distribute drug products or that hold approved NDAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, submitting establishment registrations and drug listings, and maintaining certain records.
Hatch-Waxman Act

If drug candidates we develop are approved for commercial marketing under an NDA by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act." The Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products. In addition, the Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities and allows companies to apply to extend for up to five additional years of patent term lost during product development and FDA review of an NDA. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated). The period of marketing exclusivity may be shortened, however, by a successful patent challenge. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

Orphan Drug Exclusivity

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. The FDA granted our requests for orphan drug designation in recent months for the following: i) filanesib for use in treating MM in May 2014; ii) ARRY-797 for use in treating LMNA-DCM in May 2014; and iii) binimetinib for use in treating LGSOC in July 2014. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug that is approved for the orphan drug designated use is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

Pediatric Exclusivity

Section 505A of the FDC Act provides for six months of additional exclusivity if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be safe and effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

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

Certain of our product candidates also may qualify for Breakthrough Therapy designation, which is intended to expedite the development and review of drugs for serious or life-threatening conditions.  The criteria for breakthrough therapy designation require preliminary clinical evidence showing that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. If a drug receives Breakthrough Therapy designation, it will be eligible for all of the benefits of Fast Track designation. In addition, such designated drugs are eligible for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance.
Even if a product qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for qualification, and/or may determine that the product does not meet the standards for approval.
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
Privacy

Most health care providers, including research institutions from whom we or our partners obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the recent amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies' activities in other countries. Such laws include the European Union, or EU, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data, as well as individual EU Member States, implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA's or the EU's disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals' health information.

United States Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Healthcare Reform Act, was adopted in the U.S. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business if we or our partners commercialize our products in the future include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. In addition, continued implementation of the Healthcare Reform Act may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues from products that we or our partners commercialize in the future. For example, as part of the Healthcare Reform Act's provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this coverage gap. Medicare Part D is a prescription drug benefit available to all Medicare beneficiaries. It is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries. The Healthcare Reform Act also makes changes to the Medicaid Drug Rebate Program, discussed in more detail below, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products. The Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid program, currently is expected to issue a final regulation later in 2014 to implement changes made to the Medicaid Drug Rebate Program by the Healthcare Reform Act.

Many of the Healthcare Reform Act's most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations, some of which have yet to be finalized. It is unclear how many states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as allowed by the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there likely will be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs.

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

Once we have an approved drug, we intend to participate in the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that would be reported by us on a monthly and quarterly basis to CMS. Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program.

The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities. The Health Resources and Services Administration, or HRSA, which administers the 340B program, previously had issued a final regulation to implement the orphan drug exception that interpreted the orphan drug exception narrowly. That final regulation was vacated by the U.S. District Court for the District of Columbia on May 23, 2014 on the ground that HRSA did not have the authority to issue a regulation on this topic. It is not yet clear whether HRSA will appeal the court’s decision. On July 21 2014, HRSA issued an “interpretive” rule that again interprets the orphan drug exception narrowly, consistent with the invalidated final rule. Like the invalidated final rule, it exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The legal challenge to the final rule remains ongoing and has been extended to challenge the July 21 interpretive rule as well. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, the invalidation of the orphan drug regulation on the ground that HRSA did not have rulemaking authority for that topic has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation. Therefore, it is unclear if HRSA now will issue this proposed regulation in 2014. If that regulation is proposed and finalized, it could affect our obligations under the 340B program in ways we cannot anticipate.

Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. If we become aware that our reporting of pricing data for a prior quarter was incorrect, we will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program.

We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information. Our failure to submit pricing data to the Medicaid program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with such studies, any of our products that are commercialized may be considered less safe, less effective or less cost-effective than other products, and third-party payors may not provide coverage and reimbursement, in whole or in part, for our products.

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system and reimbursement systems in ways that could impact our ability and that of our partners to profitably sell commercialized products.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover any of our products that are commercialized.

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

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, apply to sales or marketing arrangements and activities, including the provision of gifts, meals, or other items to certain health care providers, and claims involving healthcare items or services reimbursed by Medicaid or other state programs apply regardless of the payor.

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

Our patent strategy is designed to protect inventions, technology and improvements to inventions that are commercially important to our business in countries where we believe it is commercially reasonable and advantageous to do so. We have numerous U.S. patents and patent applications related to our clinical-stage programs as well as numerous patent applications and counterpart patent filings which relate to our preclinical programs and proprietary technologies. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, and methods of making these compositions for multiple applications.

We have two issued U.S patents covering filanesib and related molecules, and their equivalent counterparts issued or pending in dozens of countries. These patents include composition of matter, method of treatment and combination therapy claims, which will expire on various dates in 2025. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for filanesib to at least 2030 in the United States depending on timing of our first approval. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2030. Additionally, other patent applications are directed to methods of using filanesib and other combination therapies, which, if issued, have expiration dates between 2033 and 2034, excluding any patent term adjustment.

We have issued U.S. patents covering binimetinib, selumetinib and related molecules and their equivalent counterparts issued or pending in dozens of countries. These patents include composition of matter, method of treatment and synthetic method claims, which will expire on various dates in 2023 and 2024. We have also filed patent applications directed to methods of manufacturing, and to intermediates useful for manufacturing, binimetinib and selumetinib, which will expire on various dates in 2026 and 2027. Additionally, Novartis and AstraZeneca have filed other patent applications directed to binimetinib and selumetinib, respectively, including patent applications of which we are not aware. Patent term extension under the Hatch-Waxman Act in the United States and in Europe under a supplementary protection certificate could be available for each of our partners to extend patent exclusivity for these clinical candidates. Each partner is entitled to decide which patent covering its product candidate will be subject to such efforts and whether to file other patent applications directed at its product candidate. Our partners do not share information with us about the status or results of their respective efforts to seek additional patent protection. Therefore, information we report regarding the patent status of these partnered drug development programs is limited to our efforts to obtain patent protection.

In addition, we have several hundred additional patents and patent applications filed worldwide, substantially all of which pertain to our product development programs. Any patents that may issue from our pending patent applications would expire no earlier than 2023, excluding any patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods, as well as various salt and polymorphic forms of clinical candidates.

U.S. patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the application filing date or earlier claimed priority. All of our patent applications were filed after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Because the time from filing patent applications to issuance of patents is often several years, this process may result in a period of patent protection significantly shorter than 20 years, which may adversely affect our ability to exclude competitors from our markets. Currently, none of our patents covering drugs currently under development will expire prior to 2023. Our success will depend in part upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering newly-developed products and technologies. We may not, however, commercialize the technology underlying any or all of our existing or future patent applications.

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

Employees

On August 5, 2013, we reduced our workforce by approximately 20% through a reduction of 37 employees in research and development-related departments and 15 employees in general and administrative-related departments. As of June 30, 2014, we had 198 full-time employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Our Corporate Information

Our principal executive offices are located at 3200 Walnut Street, Boulder, Colorado 80301 and our phone number is (303) 381-6600. We were founded in 1998 and became a public company in November 2000. Our stock is listed on the NASDAQ Global Market under the symbol "ARRY."

Available Information

Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents we file with or furnish to the SEC are available free of charge: (i) on the "Investor Relations" section of our website at http://www.arraybiopharma.com; or (ii) by sending a written request to Investor Relations at our corporate headquarters. Information on our website is not incorporated by reference into this report.

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

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents and marketable securities as of June 30, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, although following the recently announced transaction by Novartis to exchange certain assets with GlaxoSmithKline, Novartis has indicated that it will continue to honor its obligations under its License Agreement with Array for the development of binimetinib, including the three Phase 3 trials currently underway; however, the transaction could affect the program in ways we may not anticipate. For example, the program could revert to Array, and development efforts, and any potential future milestone or royalty revenue, may be affected by this transaction. Additionally, in August 2013, we reduced our workforce by approximately 20% as part of our efforts to fund our discovery organization with strategic collaborations and focus internally on progressing our hematology and oncology programs to later stage development. If we are unable to generate enough revenue from our existing or new collaborations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or a part of the investment of our stockholders in our common stock and may result in a reduction in the value of our 3.00% Convertible Senior Notes due 2020. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our loan agreement with Comerica Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2014, we had an accumulated deficit of $717.9 million. We had net losses of $85.3 million, $61.9 million, and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

We may not receive royalty or milestone revenue under our collaboration and license agreements for several years, or at all.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. Several of our collaboration and license agreements provide for royalties on product sales. However, because none of our drug candidates have been approved for commercial sale, our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided for in our collaboration and license agreements and we do not expect to receive any royalty revenue for several years, if at all. Similarly, drugs we select to commercialize ourselves or partner for later stage co-development and commercialization may not generate revenue for several years, or at all.

We or our partners may choose not to commercialize a drug candidate at any time during development, which would reduce or eliminate our potential return on investment for that drug.

At any time, we or our partners may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a program, we will not receive any future milestone payments or royalties relating to that program under our agreement with that party. Even if one of our drug candidates receives regulatory approval for marketing, physicians or consumers may not find that its effectiveness, ease of use, side-effect profile, cost or other factors make it effective in treating disease or more beneficial than, or preferable to, other drugs on the market. Additionally, third-party payors, such as government health plans and health insurance plans or maintenance organizations, may choose not to include our drugs on their formulary lists for reimbursement. As a result, our drugs may not be used or may be used only for restricted applications.

Our partners have substantial control and discretion over the timing and the continued development and marketing of drug candidates we have licensed to them and, therefore, over the timing and whether we receive anticipated milestone payments and/or royalties.

Our partners have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations and, therefore, whether we will receive milestone payments and any royalties when anticipated, or at all. Our partners may decide not to proceed with clinical development or commercialization of a particular drug candidate for any number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our receipt of milestone payments and royalties from our partners depends on their abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our partners to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. In addition, we may not be apprised of the development or commercialization activities or strategies of our partners and, as a result, our assumptions regarding the anticipated receipt of milestone payments or royalties may be incorrect.

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

•
partners may not properly maintain or defend intellectual property rights we license to them or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our intellectual property or proprietary information or expose us to potential liability;

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

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our clinical and discovery programs through spending $627.8 million from our inception through June 30, 2014. In fiscal 2014, we spent $49.8 million in research and development for proprietary programs, compared to $59.4 million and $56.7 million for fiscal years 2013 and 2012, respectively. Many of our proprietary drug discovery programs are in an early stage of development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. We have 11 ongoing partner-funded clinical programs, and we plan to continue initiatives during fiscal 2015 to partner select clinical and preclinical stage programs to obtain additional capital or fund further development.

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

If we are unable to enter into out-licensing agreements and realize milestone, license and/or up-front fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock and our 3% Convertible Senior Notes due 2020. In addition, insufficient funds may require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or holders of our securities than we would otherwise choose to obtain funding for our operations.

We may not out-license our proprietary programs at the most appropriate time to maximize the total value or return of these programs to us.

A critical aspect of our business strategy is to out-license drug candidates for further development, co-development and/or commercialization to obtain the highest possible value while also evaluating earlier out-

licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

In June 2013, we issued $132.3 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020, or the 2020 Notes, to investors pursuant to an effective shelf registration statement filed with the SEC. Interest is payable on the 2020 Notes semi-annually and the 2020 Notes mature on June 1, 2020, unless redeemed or converted prior to that date. In addition, if a Fundamental Change occurs, holders of the 2020 Notes may require us to purchase for cash all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. As of June 30, 2014, all $132.3 million principal amount of the 2020 Notes remained outstanding. We also have a term loan outstanding with Comerica Bank under which $14.6 million is outstanding as of June 30, 2014.

Our ability to make scheduled payments of interest and principal on our indebtedness, including the 2020 Notes, or to pay the redemption price for the 2020 Notes on a Fundamental Change, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not have sufficient cash in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow or secure additional sources of funding, we may be required to adopt one or more alternatives, such as significantly reducing our current rate of spending through further reductions in staff, delaying, scaling back or stopping certain research and development programs, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Many of our drug candidates are at early stages of development and we may not successfully develop a drug candidate that becomes a commercially viable drug.

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Many of our drug candidates are in the early stages of development, and our most advanced drug candidates are in early Phase 3 studies. We do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. At any time, we, the FDA or an IRB, may temporarily or permanently stop the trial, for a variety of reasons, principally for safety concerns. We or our partners may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

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

A relatively small number of partners account for a significant portion of our revenue. AstraZeneca, Loxo and Novartis accounted for 12%, 23% and 29%, respectively, of our total revenue for fiscal 2014. In fiscal 2013, Amgen, Celgene, Genentech, Novartis and Oncothyreon accounted for 16%, 21%, 11%, 26% and 14%, respectively, of our total revenue. We expect that revenue from a limited number of partners, including Biogen, Celgene and Loxo will account for a large portion of our revenue in future quarters. In general, our partners may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons or no reason, which would eliminate future milestone or royalty revenue under the collaboration. In addition, certain of our partners do not generate revenue or sufficient revenue to cover their operating expenses and their ability to continue to fund milestone and other payments under our agreements with them depends on their ability to raise funds through the issuance of debt or equity securities or from other sources. To the extent such funding is not available to these partners when needed. they may not be able to fund their obligations to us and we would therefore not realize revenue when anticipated or at all under our agreement with them.

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

We have 198 full-time employees as of June 30, 2014, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new partners and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel. In addition, we periodically review our existing workforce in light of the current and anticipated needs of our business and may make strategic changes to its size and scope in an effort to use our capital more efficiently.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Ron Squarer, our Chief Executive Officer; Dr. Michael Needle, our Chief Medical Officer; Dr. Nicholas Saccomano, our Chief Scientific Officer; Dr. David L. Snitman, our Chief Operating Officer and Vice President, Business Development; R. Michael Carruthers, our Chief Financial Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days’ prior notice.

Risks Related to Our Clinical Development Activities and Obtaining Regulatory Approval for Our Programs

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We began a Phase 3 trial in June 2013 on binimetinib in LGSOC, but we have not previously conducted a Phase 3 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals and we may not be successful in some or all of these activities. In addition, in deciding to pursue development of ovarian cancer in the Phase 3 MILO study, we relied on broad-based activity that has been shown for binimetinib in other indications and known prior results with other inhibitors, including MEK inhibitors that have shown activity in ovarian cancer. Consequently, we do not have direct clinical information that binimetinib will be effective in treating the proposed patient population. We expect to spend significant amounts to recruit and retain high quality personnel with clinical development experience. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities would be expensive and time-consuming and could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third-party clinical investigators, or clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

If we or our partners fail to adequately conduct clinical trials, regulatory approvals necessary for the sale of drugs may not be obtained when anticipated, or at all, which would reduce or eliminate our potential return on that program.

Before any of our drug candidates can be sold commercially, we or our partners must conduct clinical trials that demonstrate that the drug is safe and effective for use in humans for the indications sought. The results of these clinical trials are the basis to obtain regulatory approval from government authorities such as the FDA. Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use and therefore, we may spend as much as several years completing certain trials. Further, the time within which we or our partners can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We and our partners also face competition with other clinical trials for eligible patients. As a consequence, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of clinical trials that may delay or prohibit regulatory approval of our drug candidates. Even if we or our partners successfully conduct clinical trials, we or our partners may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

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

Delays in the commencement or completion of clinical testing of our products or products of our partners, including any Phase 3 or pivotal trials for binimetinib (partnered with Novartis), filanesib, selumetinib (partnered with AstraZeneca) and danoprevir (partnered with Intermune/Roche Holding AG), could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to the ability of Array or our partners to do the following:

•	provide sufficient safety, efficacy or other data regarding a drug candidate to support the commencement of a Phase 3 or other clinical trial;

•
reach agreement on acceptable terms with prospective contract manufacturers, CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different third parties;

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

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us or our partner, the FDA, an IRB, a clinical trial site with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements, including GCP, or our protocols;

•
inspection of the clinical trial operations, trial sites or manufacturing facility by the FDA or other regulatory authorities resulting in findings of non-compliance and the imposition of a clinical hold;

•	unforeseen safety issues or results that do not demonstrate efficacy; and

•	lack of adequate funding to continue the clinical trial.

Additionally, we or our partners may need to amend clinical trial protocols for a variety of reasons, including to reflect changes in regulatory requirements and guidance. Such amendments may require us to, for example, resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed and/or reduced. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Drug candidates that we develop with our partners or on our own may not receive regulatory approval.

The development and commercialization of drug candidates with our partners and through our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our partners may decide to repeat or redesign a trial or discontinue development of a drug candidate.

Approval of a drug candidate as safe and effective for use in humans is never certain and regulatory agencies may delay or deny approval of drug candidates for commercialization. These agencies may also delay or deny approval based on additional government regulation or administrative action, changes in regulatory policy during the period of clinical trials in humans and regulatory review, or the availability of alternative treatments. None of our partners has obtained regulatory approval to manufacture and sell drug candidates owned by us or identified or developed under an agreement with us. If we or our partners cannot obtain this approval, we will not realize milestone or royalty payments based on commercialization goals for these drug candidates.

Even if our drug candidates obtain regulatory approval, we and our partners will be subject to ongoing government regulation.

Even if regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing and sale of these drugs will be subject to strict and ongoing regulation. If we, our partners, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; or seek other monetary or injunctive remedies.

Compliance with ongoing regulation consumes substantial financial and management resources and may expose us and our partners to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates an appropriate benefit-risk profile to patients, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials, changes in labeling or distribution. Alternatively, we may be required by the FDA to develop and implement a REMS to ensure the safe use of our products.

REMS may include costly risk management measures such as enhanced safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. Any of these events could delay or prevent us from generating revenue, or limit the revenue, from the commercialization of these drugs and cause us to incur significant additional costs.

In addition, the marketing of these drugs by us or our partners may be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. Our promotional activities will be regulated by federal and state laws pertaining to health care “fraud and abuse,” such as:

•	the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order, purchase or recommendation of items or services reimbursed by federal health care programs;

•	the federal False Claims Act, imposing criminal and civil penalties for knowingly presenting or causing to be presented claims to the federal government that are false or fraudulent; and

•
the federal Physician Payment Sunshine Act, requiring pharmaceutical manufacturers to engage in extensive tracking of physician and teaching hospital payments, maintenance of a payments database and public reporting of the payment data.

Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of fraud and abuse laws can result in costly litigation, fines and/or imprisonment, exclusion from participation in federal health care programs, and burdensome reporting and compliance obligations.

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

All facilities and manufacturing processes used in the production of active pharmaceutical ingredient, or API, and drug products for clinical use in the U.S. must be operated in conformity with cGMP as established by the FDA. Similar requirements in other countries exist for manufacture of drug products for clinical use. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We operate a small-scale manufacturing facility that we believe conforms to cGMP requirements. This facility and our cGMP practices may be subject to periodic regulatory inspections to ensure compliance with cGMP requirements. In addition, we could be required to comply with specific requirements or specifications of other countries and/or of our partners, which may exceed applicable regulatory requirements. Failure on our part to comply with applicable regulations and specific requirements or specifications of other countries and/or our partners could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products and criminal prosecution. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closing of our cGMP facility.

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

In addition, our pharmacology facility may be subject to the FDA's GLP and United States Department of Agriculture, or USDA, regulations for certain animal species. Failure on our part to comply with applicable regulations and specific requirements of our partners could result in the termination of ongoing pharmacology research. Material violations of GLP and USDA requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our pharmacology facility for certain species.

We or third-party manufacturers we rely on may encounter failures or difficulties in manufacturing or formulating clinical development and commercial supplies of drugs, which could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

We and third parties manufacture our drug candidates. We also from time to time manufacture drug candidates for our partners. We do not have manufacturing facilities that can produce sufficient quantities of API and finished drug product for large-scale clinical trials. We frequently contract with third-party manufacturers to produce larger quantities of API for us. Some of these manufacturers are located outside the U.S. and may obtain ingredients from suppliers in other foreign countries before shipping the bulk API to Array in the U.S. Cross-border shipments of pharmaceutical ingredients and products are subject to regulation in the U.S. by the FDA and in foreign jurisdictions, including, in the EU, under laws adopted by the EU Member States implementing the Community Code on Medicinal Products Directive 2001/83, as amended. These foreign regulations generally impose various requirements on us and/or our third-party manufacturers. In some cases, for example in the EU, there are cGMP requirements that exceed the requirements of the FDA. In other cases, we must provide confirmation that we are registered with the FDA and have either an IND application or an approved NDA. Third-party manufacturers may lack capacity to meet our needs, go out of business or fail to perform. In addition, supplies of raw materials needed for manufacturing or formulation of clinical supplies may not be available or in short supply.

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

The discovery and development of our products, together with our general operations, are subject to extensive regulation in the U.S. by state and federal agencies and in foreign countries. Due to escalating costs and difficulties associated with conducting certain types of clinical trials in the U.S., we conduct certain clinical trials in foreign locations where we have little experience, including countries in Eastern Europe and South America. We expect that we typically will conduct these trials through third-party clinical trial service providers. In addition, we purchase from third-party suppliers and manufacturers that are located outside the U.S., principally countries in Europe, intermediate and bulk API that are used in our development efforts and we contract with third-party service providers to prepare finished drug product, including packaging and labeling. As a result, we and our contractors are subject to regulations in the U.S. and in the foreign countries in which the API is sourced and manufactured relating to the cross-border shipment of pharmaceutical ingredients. Although we have developed and instituted controls, we cannot assure you that we, our employees, our consultants or our contractors will operate at all times in full compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. Further, we have a limited ability to monitor and control the activities of third-party service providers, suppliers and manufacturers to ensure compliance by such parties with all applicable regulations and/or laws. We may be subject to direct liabilities or be required to indemnify such parties against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our employees, consultants or contractors fail to comply with any of these regulations and/or laws a range of consequences could result, including, but not limited to, the termination of clinical trials, the failure to obtain approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

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

Additional provisions of the Healthcare Reform Act may negatively affect any revenues from products we or our partners are able to commercialize in the future. For example, as part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on drugs dispensed to beneficiaries within this coverage gap. The Healthcare Reform Act also expanded the 340B pricing program to include additional entity types, as described below in the risk factor under the heading "Pharmaceutical companies are subject to significant ongoing health care regulatory obligations and oversight, including reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, which may result in significant additional expense and limit our or their ability to commercialize our products".

Many of the Healthcare Reform Act's most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations, some of which have yet to be finalized. The Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid program, currently is expected to issue a final regulation later in 2014 to implement changes made to the Medicaid Drug Rebate Program by the Healthcare Reform Act. It is unclear how many states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact future sales of any products that are commercialized in the future and our business and results of operations.

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

Other legislation affecting government expenditures more broadly have the potential to affect negatively our product revenues and prospects for continued profitability. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The Bipartisan Budget Act of 2013, Pub. L. No. 113-67, extended the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014, Pub. L. 113-93, extended the 2% reduction, on average, to 2024. These sequestration cuts could adversely impact payment for products that we or our partners are able to commercialize, which could negatively impact our revenue.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has begun posting drafts of this survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost, or NDAC, files, which reflect retail community pharmacy invoice costs, and National Average Retail Price, or NARP, files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NDAC data and has since made updated NDAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. As discussed above, to the extent that we or our partners participate in government pricing programs, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. We anticipate that a significant portion of revenue from sales of drugs that we or our partners are able to commercialize may be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for those products under those programs would have a material adverse effect on our sales revenues and royalties.

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

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Our clinical research efforts are not directly regulated by HIPAA. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA's disclosure standards. In addition, international data protection laws including the EU Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on our use and dissemination of individuals' health information. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Pharmaceutical companies are subject to significant ongoing health care regulatory obligations and oversight, including reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, which may result in significant additional expense and limit our or their ability to commercialize our products.

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

Once we have an approved drug, we intend to participate in the Medicaid Drug Rebate Program, which will require us to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that would be reported by us on a monthly and quarterly basis to CMS. If we participate in the Medicaid Drug Rebate Program, we must also participate in the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs, which can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program.

The Healthcare Reform Act expanded the Public Health Service’s 340B drug pricing program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities. The HRSA, which administers the 340B program, previously had issued a final regulation to implement the orphan drug exception that interpreted the orphan drug exception narrowly. That final regulation was vacated by the U.S. District Court for the District of Columbia on May 23, 2014, on the ground that HRSA did not have the authority to issue a regulation on this topic. It is not yet clear whether HRSA will appeal the court’s decision. On July 21, 2014, HRSA issued an “interpretive” rule that again interprets the orphan drug exception narrowly, consistent with the invalidated final rule. Like the invalidated final rule, it exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The legal challenge to the final rule remains ongoing and has been extended to challenge the July 21 interpretive rule as well. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations.

In addition, the invalidation of the orphan drug regulation on the ground that HRSA did not have rulemaking authority for that topic has raised questions regarding whether HRSA has the authority to issue comprehensive regulation it previously expected to issue in 2014 addressing many aspects of the 340B program. Therefore, it is unclear if HRSA now will issue this proposed regulation in 2014. If that regulation is proposed and finalized, it could affect our obligations under the 340B program in ways we cannot anticipate.

If we fail to comply with our reporting and payment obligations under the Medicaid program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. If we become aware that our reporting of pricing data for a prior quarter was incorrect, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program.

We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information. Our failure to submit pricing data to the Medicaid program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

Risks Related to Our Stock and Our 2020 Notes

Our quarterly operating results could fluctuate significantly, which could cause our stock price and the value of the 2020 Notes to decline.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Entering into collaborations typically involves significant technical evaluation and/or commitment of capital by our partners. Accordingly, negotiation can be lengthy and is subject to a number of significant risks, including partners' budgetary constraints and internal acceptance reviews and a significant portion of our revenue from these collaborations is attributable to up-front payments and milestones that are non-recurring. Further, some of our partners can influence when we deliver products and perform services or milestones are achieved and, therefore, when we receive revenue, under their contracts with us. Due to these factors, our operating results could fluctuate significantly from quarter to quarter. In addition, we may experience significant fluctuations in quarterly operating results due to factors such as general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low sales prices for our common stock were $7.10 and $3.39, respectively, during fiscal 2014; $6.56 and $3.25, respectively, during fiscal 2013; and $4.10 and $1.58, respectively, during fiscal 2012. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our partners are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our partners, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock and the value of our 2020 Notes. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

Conversion of the notes may dilute the ownership interest of our shareholders, including holders of 2020 Notes who convert their notes.

At our election, we may settle 2020 Notes tendered for conversion entirely or partly in shares of our common stock. As a result, the conversion of some or all of the 2020 Notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2020 Notes. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the 2020 Notes could depress the price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the 2020 Notes, could have a material effect on our reported financial results.

The 2020 Notes are accounted for in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 470-20, Debt – Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2020 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2020 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2020 Notes to their face amount over the term of the 2020 Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2020 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2020 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2020 Notes, then our diluted earnings per share would be adversely affected.

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

At our election, we may settle 2020 Notes tendered for conversion entirely or partly in shares of our common stock. As a result, the conversion of some or all of the 2020 Notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2020 Notes. In addition, the existence of the 2020 Notes may encourage short selling by market participants because the conversion of the 2020 Notes could depress the price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We are headquartered in Boulder, Colorado, where we lease 150 thousand square feet of office and laboratory space under a lease that expires in July 2016, and we are currently utilizing 132 thousand square feet. We lease 78 thousand square feet of laboratory space in Longmont, Colorado under a lease that expires in August 2016, and we are currently utilizing 58 thousand square feet. We also lease 11 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2014. We have options to extend our Boulder and Longmont, Colorado leases for up to two terms of five years each.

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

Fiscal Year Ended June 30, 2014	High	Low
First Quarter	$7.10	$4.54
Second Quarter	$6.66	$4.54
Third Quarter	$5.64	$4.32
Fourth Quarter	$4.94	$3.39

Fiscal Year Ended June 30, 2013	High	Low
First Quarter	$6.16	$3.30
Second Quarter	$6.17	$3.25
Third Quarter	$5.00	$3.66
Fourth Quarter	$6.56	$4.42

As of July 31, 2014, there were approximately 52 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our Loan and Security Agreement with Comerica Bank and the terms of the 2020 Notes restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Stock Performance Graph

This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2014. The graph assumes that $100 was invested on June 30, 2009 in the common stock of Array, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Array BioPharma Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending in June 30.

	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
Array BioPharma Inc.	100.00	97.13	71.34	110.51	144.59	145.22
NASDAQ Composite	100.00	115.98	153.93	164.70	193.69	254.06
NASDAQ Biotechnology	100.00	107.01	149.61	183.05	247.08	366.88

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

	Year Ended June 30,
	2014	2013	2012	2011	2010
Revenue
License and milestone revenue	$25,111	$56,726	$71,249	$53,426	$32,485
Collaboration revenue	16,967	12,854	13,886	18,475	21,395
Total revenue	42,078	69,580	85,135	71,901	53,880
Operating expenses
Cost of partnered programs	45,965	30,078	24,261	28,916	28,322
Research and development for proprietary programs	49,824	59,420	56,719	63,498	72,488
General and administrative	21,907	19,624	15,202	16,261	17,121
Total operating expenses	117,696	109,122	96,182	108,675	117,931
Loss from operations	(75,618)	(39,542)	(11,047)	(36,774)	(64,051)
Other income (expense)
Realized gains on auction rate securities, net	—	—	—	1,891	1,305
Loss on prepayment of long-term debt, net	—	(11,197)	(942)	(6,340)	—
Interest income	77	55	32	406	864
Interest expense	(9,716)	(11,258)	(11,624)	(15,507)	(15,749)
Total other expense, net	(9,639)	(22,400)	(12,534)	(19,550)	(13,580)
Net loss	$(85,257)	$(61,942)	$(23,581)	$(56,324)	$(77,631)
Weighted average shares outstanding – basic and diluted	123,403	107,794	70,619	55,447	50,216
Net loss per share – basic and diluted	$(0.69)	$(0.57)	$(0.33)	$(1.02)	$(1.55)

	June 30,
	2014	2013	2012	2011	2010
Cash, cash equivalents and marketable securities	$111,638	$108,706	$89,650	$64,708	$128,869
Working capital	68,943	70,732	17,171	754	39,367
Total assets	139,053	135,988	108,073	89,374	159,179
Long-term debt, net	103,952	99,021	92,256	91,540	112,825
Total stockholders' deficit	(25,721)	(21,909)	(85,806)	(130,858)	(116,678)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2014 refers to the fiscal year ended June 30, 2014.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Seven Phase 3 studies are in progress, or are planned to begin this year.  These programs include the wholly-owned hematology drug, filanesib for MM, and two partnered cancer drugs, selumetinib, partnered with AstraZeneca, and binimetinib, partnered with Novartis.

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Filanesib	KSP inhibitor for MM	Phase 2
2.	ARRY-797	p38 inhibitor for LMNA-DCM	Phase 2
3.	ARRY-502	CRTh2 antagonist for asthma	Phase 2
4.	ARRY-614	p38/Tie2 dual inhibitor for MDS	Phase 1

With our progress on filanesib for MM we believe hematology/oncology is the area of greatest opportunity for Array and where we intend to concentrate our resources and build on our capabilities in fiscal 2015 and beyond. We continue to progress select other programs, however, and initiated a Phase 2 trial with ARRY-797 in a rare cardiovascular disease, based on scientific rationale, in vivo data and a single-patient IND application. We are seeking a partner to advance our asthma program for ARRY-502 and, as we announced in August 2014, we have no plans to invest internally at this time in ARRY-614.

In addition, we have 11 ongoing partner-funded clinical programs, including two MEK inhibitors, which are both in Phase 3 clinical trials, binimetinib with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	ASLAN001/ARRY-543	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	Danoprevir	Hepatitis C virus protease inhibitor	InterMune (danoprevir now owned by Roche Holding AG)	Phase 2
7.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
9.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
11.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of oncology and other indications. Our most significant discovery collaborations are with Celgene Corporation (inflammation program), Loxo (oncology program/LOXO-101) and Biogen Idec (auto-immune disorder program). We may out-license other select promising candidates through research collaborations in the future.

We have received a total of $636.2 million in research funding and in up-front and milestone payments from partners from inception through June 30, 2014, including $154 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five years. Our existing partnered programs entitle Array to receive a total of approximately $1.8 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered programs.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or license agreements can be found in Note 4 – Collaboration and License Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview and Basis of Presentation – Concentration of Business Risks to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

All of our collaboration and license agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively "CROs". These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

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

Most of our agreements provide for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (i) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

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

We periodically review the estimated performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

See Note 4 – Collaboration and License Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Valuation of Equity Received

From time to time, we may enter into collaboration and license agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. In July 2013, Array entered into a collaboration agreement with Loxo under which we received shares of non-voting preferred stock as consideration for licensing rights granted to Loxo. We estimated the fair value of these shares to be $4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing; none of which was readily available to us as Loxo is not a publicly-traded company. Equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest are reported at cost in other long-term assets in the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Restructuring Charges

In August 2013, we completed a reduction in force of approximately 50 employees, mainly in our drug discovery organization. After the 20% reduction, we had approximately 200 employees whose capabilities are more tightly aligned with our strategy to fund our discovery organization with strategic collaborations and focusing development and commercialization resources on our later stage clinical programs. See Note 10 - Restructuring Charges to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10‑K.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%

License revenue	$14,461	$41,440	$52,006	$(26,979)	(65)%	$(10,566)	(20)%
Milestone revenue	10,650	15,286	19,243	(4,636)	(30)%	(3,957)	(21)%
Total license and milestone revenue	$25,111	$56,726	$71,249	$(31,615)	(56)%	$(14,523)	(20)%

Fiscal 2014 compared to Fiscal 2013 – License revenue decreased during fiscal 2014 compared with fiscal 2013. The primary contributor to the decline was the recognition of all remaining revenue under our arrangements with Amgen and Celgene during fiscal 2013. Additionally, decreased up-front payments and decreased revenue recognized under our arrangements with Genentech and Novartis also contributed. We concluded the recognition of license revenue under our arrangements with Amgen and Celgene prior to the start of the current fiscal year by recognizing $9.8 million and $7.3 million of license revenue in fiscal 2013 from Amgen and Celgene, respectively. We entered into a Drug Discovery and Collaboration Agreement with Loxo at the beginning of fiscal 2014 and recognized $4.5 million in non-cash license revenue representing the estimated fair value of the preferred shares received as consideration for an exclusive license to our technology, which approximated the estimated selling price of the license, as discussed under Note 4 – Collaboration and License Agreements – Loxo Oncology, Inc. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. In comparison, we received and recognized a $10 million up-front payment from Oncothyreon for licenses during the fourth quarter of fiscal 2013. Please refer to Note 4 – Collaboration and License Agreements – Oncothyreon Inc. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, license revenue under our Chk-1 License Agreement with Genentech decreased by $2.3 million in fiscal 2014 because we extended the expected timing for milestone achievement under the Genentech collaboration by 10 months, resulting in adjustments to the amount of the remaining license revenue recognized each quarter. Finally, we concluded the recognition of license revenue under the Novartis License Agreement in April 2014, resulting in a $2.0 million decrease between the two fiscal years.

Milestone revenue decreased during fiscal 2014 due to the recognition of all remaining revenue for several collaborations in fiscal 2013 and a reduction in Novartis milestone revenue. Novartis milestone revenue decreased $3.7 million mainly due to the fiscal 2013 recognition of $4.0 million of the $5 million milestone earned in June 2013 for the commencement of the first Phase 3 trial and the April 2014 conclusion of revenue recognition for all previous Novartis milestone payments received. Revenue recognition for milestone payments also concluded in December 2012 and March 2013 for Amgen and Celgene, respectively, resulting in no milestone revenue during the current fiscal year under those agreements, compared with $1.3 million for Amgen and $3.8 million for Celgene during fiscal 2013. During fiscal 2013 we earned $2.5 million of additional revenue for milestone events from VentiRx and Genentech, as compared with $6.6 million of additional milestones earned during fiscal 2014, which included $5 million from AstraZeneca for the start of a Phase 3 clinical study and $1 million from Genentech for a Phase 2 start.

Fiscal 2013 compared to Fiscal 2012 – License revenue recognized during fiscal 2013 decreased compared to fiscal 2012. The majority of the revenue under our Chk-1 License Agreement with Genentech was recognized during fiscal 2012, resulting in a decrease of approximately $17.2 million between the comparable periods. Additionally, revenue recognized for the Amgen up-front fee was $9.8 million lower during fiscal 2013, as the Amgen up-front fee was fully recognized during the quarter ended December 31, 2012. The decreases were partially offset by additional revenue recognized during fiscal 2013 from the acceleration of the 2007 Celgene up-front payment when our obligations were determined to be complete, and our Development and Commercialization Agreement with Oncothyreon under which we received and recognized a $10 million up-front payment for licenses, both of which occurred during the fourth quarter of fiscal 2013.

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

Collaboration Revenue

Collaboration revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which include development of proprietary drug candidates we out-license, as well as screening, lead generation and lead optimization research, custom synthesis and process research and, to a small degree, the sale of chemical compounds.

Below is a summary of our collaboration revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%

Collaboration revenue	$16,967	$12,854	$13,886	$4,113	32%	$(1,032)	(7)%

Fiscal 2014 compared to Fiscal 2013 – Collaboration revenue increased during fiscal 2014 as revenue of $5.2 million and $3.5 million from new collaborations with Loxo and Oncothyreon, respectively, more than offset the decreases in revenue from other collaborations such as our 2003 agreement with Genentech following the conclusion of the research term in January 2013, our Clovis Oncology collaboration that terminated during the second quarter of fiscal 2014 and under our previous collaboration with DNA BioPharma, which concluded in

February 2013. Additionally, collaboration revenue from our January 2013 Global Blood collaboration increased due to a full years' revenue recognition in fiscal 2014 versus only five months in fiscal 2013 and collaboration revenue under our new July 2013 agreement with Celgene was slightly higher during the current fiscal period compared with the collaboration revenue recognized during the same period of the prior year under the 2007 Celgene agreement. Our obligations under the 2007 Celgene agreement were completed during the fourth quarter of fiscal 2013.

Fiscal 2013 compared to Fiscal 2012 – Collaboration revenue decreased during fiscal 2013 compared to the prior year due to reduced revenues under our collaboration with Genentech and the completion of our funded discovery research under our collaboration with Amgen, which were largely offset by our new collaborations, as well as the additional funded research under our 2007 Celgene agreement.

Cost of Partnered Programs

Cost of partnered programs represents costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our partners. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

Below is a summary of our cost of partnered programs (dollars in thousands):

				Change		Change
	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%

Cost of partnered programs	$45,965	$30,078	$24,261	$15,887	53%	$5,817	24%
Cost of partnered programs as a percentage of total revenue	109%	43%	28%

Fiscal 2014 compared to Fiscal 2013 – Cost of partnered programs increased during fiscal 2014 due to increasing costs to advance binimetinib, our MEK inhibitor, through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations with Loxo and Oncothyreon. Partially offsetting the increases were reduced costs under our 2003 agreement with Genentech following the conclusion of the research term.

Cost of partnered programs as a percentage of total revenue increased for fiscal 2014 primarily because of the increased actual costs as noted above and the decreased license and milestone recognized during the same period.

Fiscal 2013 compared to Fiscal 2012 – Cost of partnered programs increased during fiscal 2013 compared to fiscal 2012 due to increasing costs to advance binimetinib, our MEK inhibitor, through clinical trials under our co-development arrangement with Novartis, as well as our new collaborations and our extended collaboration with Celgene. Reduced costs under our collaboration with Genentech partially offset the increases and were associated with engaging fewer scientists in the current fiscal year compared with fiscal 2012.

Cost of partnered programs as a percentage of total revenue increased for fiscal 2013, primarily because of the increased actual costs as noted above and the decreased license and milestone revenue recognized during the same period.

Research and Development Expenses for Proprietary Programs

Our research and development expenses for proprietary programs include costs associated with our proprietary drug programs for scientific and clinical personnel, supplies, chemicals, equipment, small tools, travel and meals, depreciation, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials and share-based compensation. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the fiscal years presented (dollars in thousands):

				Change		Change
	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Salaries, benefits and share-based compensation	$18,443	$24,080	$22,832	$(5,637)	(23)%	$1,248	5%
Outsourced services and consulting	18,170	19,634	17,680	(1,464)	(7)%	1,954	11%
Laboratory supplies	5,756	6,887	6,652	(1,131)	(16)%	235	4%
Facilities and depreciation	6,069	7,115	8,066	(1,046)	(15)%	(951)	(12)%
Other	1,386	1,704	1,489	(318)	(19)%	215	14%
Total research and development expenses	$49,824	$59,420	$56,719	$(9,596)	(16)%	$2,701	5%

Fiscal 2014 compared to Fiscal 2013 – Research and development expenses for proprietary programs decreased during fiscal 2014 primarily due to lower spending on our preclinical programs and shifting funding to our partnered programs, including Loxo and Oncothyreon. In addition, we largely completed the ARRY-502 Phase 2 asthma study prior to the start of the current fiscal year. Partially offsetting these decreases were higher costs to advance filanesib including start-up costs for three clinical studies, FACTOR, AfFIRM and ARRAY-520-216. During fiscal 2014, we also incurred $2.2 million of additional expenses for termination benefits related to our reduction in workforce in August 2013 that are reflected in salaries, benefits and share-based compensation.

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

				Change		Change
	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%

General and administrative expenses	$21,907	$19,624	$15,202	$2,283	12%	$4,422	29%

Fiscal 2014 compared to Fiscal 2013 – General and administrative expenses increased during fiscal 2014 compared to fiscal 2013. Increases in share-based compensation expenses of $818 thousand, patent expenses of $494 thousand and general business consulting and commercialization expenses of $349 thousand were the primary contributors, as well as $602 thousand of severance costs related to the reduction in our workforce.

Fiscal 2013 compared to Fiscal 2012 – General and administrative expenses increased during fiscal 2013 primarily related to compensation, benefits and costs to recruit certain leadership positions to help execute our strategic objectives. We also incurred approximately $400 thousand in additional costs during the current fiscal year to obtain and prosecute our patents and $456 thousand in additional costs for legal, business development consulting and other professional services.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

				Change		Change
	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%

Loss on prepayment of long-term debt, net	$—	$(11,197)	$(942)	$11,197	100%	$(10,255)	(1,089)%
Interest income	77	55	32	22	40%	23	72%
Interest expense	(9,716)	(11,258)	(11,624)	1,542	14%	366	3%
Total other expense, net	$(9,639)	$(22,400)	$(12,534)	$12,761	57%	$(9,866)	(79)%

Fiscal 2014 compared to Fiscal 2013 – Total other expense, net decreased during fiscal 2014 primarily due to the fiscal 2013 loss on prepayment of long-term debt incurred from the write-off of the remaining balances of debt discount and debt transaction fees associated with the Deerfield credit facilities upon full repayment in June 2013, following the issuance of our 2020 Notes. Additionally, our 2020 Notes, which were outstanding during the entirety of fiscal 2014, have a lower coupon rate than the interest rate on the Deerfield credit facilities that were outstanding for almost all of fiscal 2013, also contributing to the decrease.

Fiscal 2013 compared to Fiscal 2012 – Total other expense, net increased during fiscal 2013 due to the write-off of remaining balances of debt discount and debt transaction fees associated with the full repayment of our Deerfield credit facilities mentioned above, compared with only a partial write-off of debt discount and debt transaction fees related to an early payment of principal under the Deerfield credit facilities in fiscal 2012.

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Year Ended June 30,
	2014	2013	2012
Comerica Term Loan
Simple interest	$479	$483	$489
Amortization of fees paid for letters of credit	48	107	108
Total interest expense on the Comerica term loan	527	590	597

Convertible Senior Notes
Contractual interest	3,979	221	—
Amortization of debt discount	4,932	259	—
Amortization of debt issuance costs	278	14	—
Total interest expense on the convertible senior notes	9,189	494	—

Deerfield Credit Facilities
Simple interest	—	6,078	6,492
Amortization of debt discounts and transaction fees	—	4,331	4,419
Change in fair value of the embedded derivatives	—	(235)	116
Total interest expense on the Deerfield credit facilities	—	10,174	11,027
Total interest expense	$9,716	$11,258	$11,624

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2014, we had an accumulated deficit of $717.9 million. We had net losses of $85.3 million, $61.9 million and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

For the year ended June 30, 2014, our net cash used in operations was $71.7 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the year ended June 30, 2014, we received net proceeds of approximately $73.4 million from sales of our common stock under our Cantor Fitzgerald sales agreement. We also received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we have received $209.1 million from up-front fees and license and milestone payments since December 2009, including the following payments:

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

We paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, representing our share of the combined development costs incurred and due since commencement of our agreement with Novartis for development of the binimetinib program, as discussed in Note 4 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We have the right to opt out of paying our co-development contribution on an annual basis after fiscal 2015. We have reported a $16.2 million payable in the accompanying balance sheets as co-development liability for this obligation as of June 30, 2014, and we anticipate paying an amount approximating this liability balance to Novartis during the first half of fiscal 2015.

We also have a $5.4 million liability accrued at June 30, 2014 for estimated fiscal year 2014 annual employee bonuses. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year.

Management believes that our cash, cash equivalents and marketable securities as of June 30, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, although following the recently announced transaction by Novartis to exchange certain assets with GlaxoSmithKline, Novartis has indicated that it will continue to honor its obligations under its License Agreement with Array for the development of binimetinib, including the three Phase 3 trials currently underway; however, the transaction could affect the program in ways we may not anticipate. For example, the program could revert to Array, and development efforts, and any potential future milestone or royalty revenue, may be affected by this transaction. Our risk factors are described under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K and in other reports we file with the SEC.

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading "Risk Factors" included elsewhere in this Annual Report on Form 10-K and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaboration and license agreements when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

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

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30,			Change	Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Cash and cash equivalents	$68,591	$60,736	$55,799	$7,855	$4,937
Marketable securities – short-term	42,407	47,505	33,378	(5,098)	14,127
Marketable securities – long-term	640	465	473	175	(8)
Total	$111,638	$108,706	$89,650	$2,932	$19,056

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Year Ended June 30,			Change	Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cash flows provided by (used in):
Operating activities	$(71,682)	$(87,067)	$(33,546)	$15,385	$(53,521)
Investing activities	2,482	(16,362)	(18,721)	18,844	2,359
Financing activities	77,055	108,366	59,967	(31,311)	48,399
Total	$7,855	$4,937	$7,700	$2,918	$(2,763)

Fiscal 2014 compared to Fiscal 2013 – Net cash used in operating activities improved $15.4 million between the comparable years. This improvement was primarily due to a $11.1 million increase in cash received for up-front and milestone payments during the current fiscal year. Current year cash received consisted of an $11.0 million up-front from Celgene in July 2013, a $5.0 million milestone payment from Novartis in August 2013, a $5.0 million milestone payment from AstraZeneca in November 2013, and three smaller Genentech milestone payments received throughout fiscal 2014 totaling $2.3 million. Fiscal 2013 cash received for up-front and milestone payments consisted of a $10.0 million up-front from Oncothyreon, a $1.5 million milestone payment from VentiRx and two Genentech milestone payments totaling $750 thousand. Additionally, we had a larger accounts receivable balance outstanding at the end of fiscal 2013 that was collected within the current fiscal year, contributing to the improvement. The above was partially offset by a $2.1 million larger payment to Novartis during the current fiscal year for our share of accrued development costs incurred since inception of the program.

Net cash from investing activities provided cash of $2.5 million during fiscal 2014 compared with a $16.4 million use of cash during the prior fiscal year. The fluctuation was due to our net investment activities in marketable securities as we sold more than we purchased in the current fiscal year, with the opposite being true during fiscal 2013.

During fiscal 2013, a significant portion of the net proceeds from our convertible debt offering went toward the full repayment of our debt under the Deerfield credit facilities. Following the repayment, we had proceeds of $35.4 million remaining from the convertible debt offering, which accounts for the $31.3 million decrease in net cash provided by financing activities between the comparable years. This decrease was partially offset by lower stock offering costs of $3.1 million for stock sold under our sales agreement with Cantor Fitzgerald during fiscal 2014 as compared to the stock offering costs associated with our public offering in fiscal 2013.

Fiscal 2013 compared to Fiscal 2012 – Net cash used in operating activities increased by $53.5 million between the comparable years. The change was due in part to the $28 million up-front license fee we received from Genentech in fiscal 2012, compared with $10 million received from Oncothyreon and recognized in revenue in the fourth quarter of fiscal 2013. We also made a $9.2 million payment to Novartis in the second quarter of fiscal 2013 for our share of accrued development costs, for which we had no comparable payment in fiscal 2012. Decreased receipts for discovery research and milestones under our collaboration with Genentech further reduced operating cash flows during fiscal 2013. Additionally, we recorded receivables for two milestones totaling $5.8 million that were earned in June 2013.

Net cash used in investing activities was $16.4 million for fiscal 2013, compared with $18.7 million during fiscal 2012. During both periods, subsequent to raising capital through the sale of our common stock and convertible debt, we made net purchases in marketable securities, resulting in the use of cash for investing purposes.

Net cash provided by financing activities increased $48.4 million and was the result of net proceeds from our convertible debt offering of $128 million, as well as $70.9 million in net proceeds from our fiscal 2013 underwritten public offering of shares of our common stock, compared to $63.1 million in net proceeds raised from a similar offering in fiscal 2012. These increases were offset by a $92.7 million repayment of long-term debt, $92.6 million of which was attributable to the debt under our Deerfield credit facilities, compared with a $4.2 million payment on those facilities during fiscal 2012.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2014 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$—	$14,550	$132,250	$146,800
Interest on debt obligations (2)(3)(4)	4,440	8,880	8,093	3,648	25,061
Co-development liability (1)(5)	16,155	—	—	—	16,155
Operating lease commitments (2)	8,316	8,706	—	—	17,022
Purchase obligations (2)(6)	—	—	—	—	—
Total	$28,911	$17,586	$22,643	$135,898	$205,038

(1)	Reflected in the accompanying balance sheets.

(2)	These obligations are not reflected in the accompanying balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Comerica is calculated at 3.25%, the interest rate in effect as of June 30, 2014.

(4)	Interest on the 2020 Notes is calculated at 3.00%, which is the coupon rate.

(5)	Co-development liability primarily represents the amount payable to Novartis for our share of co-development costs for development of the binimetinib program through fiscal 2014.

(6)
We have open purchase orders for $119.8 million, which include $85.7 million for CROs, $30.8 million for other outsourced services for clinical trials and research and development costs and $3.3 million for all other purchase commitments. All of our purchase orders may be canceled without significant penalty to Array.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Original lease terms for our facilities in effect as of June 30, 2014, were five to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2014, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target our average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at June 30, 2014, we would expect future interest income to increase or decrease by approximately $422 thousand over the next 12 months based on the current balance of $42.2 million of investments classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of June 30, 2014, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of June 30, 2014, we have not used foreign currency derivative instruments or engaged in hedging activities.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended June 30, 2014. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the section called "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the 2014 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2014 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2014, about the shares of common stock that may be issued upon the exercise of options under our existing equity compensation plans, which include the Amended and Restated Array Biopharma Inc. Stock Option and Incentive Plan, or Stock Option and Incentive Plan, and the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan, or ESPP. Array has no equity compensation plans that have not been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Stock Option and Incentive Plan (1)	10,194,817	$4.84	23,131,696

ESPP	—	—	491,649

Total	10,194,817		23,623,345

(1)
The shares available for issuance under the Stock Option and Incentive Plan are increased automatically by an amount equal to the difference between (a) 25% of our issued and outstanding shares of capital stock (on a fully diluted, as converted basis) and (b) the sum of the shares relating to outstanding option grants plus the shares available for future grants under such Stock Option and Incentive Plan. However, in no event shall the number of additional authorized shares determined pursuant to this formula exceed, when added to the number of shares of common stock outstanding and reserved for issuance under the Stock Option and Incentive Plan other than pursuant to this formula, under the ESPP and upon conversion or exercise of outstanding warrants, convertible securities or convertible debt, the total number of shares of common stock authorized for issuance under Array's Amended and Restated Certificate of Incorporation.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2014 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2014 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 14th day of August 2014.

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

Signature	Title	Date

/s/ RON SQUARER	Chief Executive Officer and Director	August 14, 2014
Ron Squarer	(Principal Executive Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of Directors	August 14, 2014
Kyle A. Lefkoff

/s/ R. MICHAEL CARRUTHERS	Chief Financial Officer	August 14, 2014
R. Michael Carruthers	(Principal Financial and Accounting Officer)

/s/ CHARLES M. BAUM	Director	August 14, 2014
Charles M. Baum, M.D., Ph.D.

/s/ GWEN A. FYFE	Director	August 14, 2014
Gwen A. Fyfe, M.D.

/s/ JOHN A. ORWIN	Director	August 14, 2014
John A. Orwin

/s/ GIL J. VAN LUNSEN	Director	August 14, 2014
Gil J. Van Lunsen

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2014, as stated in their report, which is included elsewhere herein.

August 14, 2014

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

August 14, 2014

By:	/s/ R. MICHAEL CARRUTHERS
R. Michael Carruthers
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three‑year period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

Boulder, Colorado
August 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Array BioPharma Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated August 14, 2014 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Boulder, Colorado
August 14, 2014

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$68,591	$60,736
Marketable securities	42,407	47,505
Accounts receivable	5,429	9,595
Prepaid expenses and other current assets	5,249	3,473
Total current assets	121,676	121,309

Long-term assets
Marketable securities	640	465
Property and equipment, net	8,157	10,049
Other long-term assets	8,580	4,165
Total long-term assets	17,377	14,679
Total assets	$139,053	$135,988

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$6,953	$5,396
Accrued outsourcing costs	10,040	5,576
Accrued compensation and benefits	8,209	9,481
Other accrued expenses	1,444	1,135
Co-development liability	16,155	10,990
Deferred rent	3,739	3,646
Deferred revenue	6,193	14,353
Total current liabilities	52,733	50,577

Long-term liabilities
Deferred rent	4,096	7,834
Deferred revenue	3,353	—
Long-term debt, net	103,952	99,021
Other long-term liabilities	640	465
Total long-term liabilities	112,041	107,320
Total liabilities	164,774	157,897

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 131,817,422 and 116,878,021 shares issued and outstanding as of June 30, 2014 and 2013, respectively	132	117
Additional paid-in capital	652,696	571,270
Warrants	39,385	39,385
Accumulated other comprehensive income (loss)	2	(2)
Accumulated deficit	(717,936)	(632,679)
Total stockholders' deficit	(25,721)	(21,909)
Total liabilities and stockholders' deficit	$139,053	$135,988

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended June 30,
	2014	2013	2012
Revenue
License and milestone revenue	$25,111	$56,726	$71,249
Collaboration revenue	16,967	12,854	13,886
Total revenue	42,078	69,580	85,135

Operating expenses
Cost of partnered programs	45,965	30,078	24,261
Research and development for proprietary programs	49,824	59,420	56,719
General and administrative	21,907	19,624	15,202
Total operating expenses	117,696	109,122	96,182

Loss from operations	(75,618)	(39,542)	(11,047)

Other income (expense)
Loss on prepayment of long-term debt, net	—	(11,197)	(942)
Interest income	77	55	32
Interest expense	(9,716)	(11,258)	(11,624)
Total other expense, net	(9,639)	(22,400)	(12,534)

Net loss	$(85,257)	$(61,942)	$(23,581)

Change in unrealized gains and losses on marketable securities	4	(1)	(4)

Comprehensive loss	$(85,253)	$(61,943)	$(23,585)

Weighted average shares outstanding – basic and diluted	123,403	107,794	70,619

Net loss per share – basic and diluted	$(0.69)	$(0.57)	$(0.33)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders' Deficit
(In thousands)

					Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts
Balance as of July 1, 2011	10	$30,000	57,020	$57	$346,853	$39,385	$3	$(547,156)	$(130,858)
Issuance of common stock under stock option and employee stock purchase plans	—	—	581	1	1,168	—	—	—	1,169
Share-based compensation expense	—	—	—	—	2,351	—	—	—	2,351
Issuance of common stock, net of offering costs	—	—	25,936	26	63,122	—	—	—	63,148
Conversion of preferred stock to common	(7)	(21,946)	7,414	7	21,939	—	—	—	—
Payment of employee bonus with stock	—	—	1,113	1	1,968	—	—	—	1,969
Change in unrealized gain on marketable securities	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	(23,581)	(23,581)
Balance as of June 30, 2012	3	8,054	92,064	92	437,401	39,385	(1)	(570,737)	(85,806)
Issuance of common stock under stock option and employee stock purchase plans	—	—	900	1	2,119	—	—	—	2,120
Share-based compensation expense	—	—	—	—	3,449	—	—	—	3,449
Issuance of common stock, net of offering costs	—	—	20,700	21	70,875	—	—	—	70,896
Conversion of preferred stock to common	(3)	(8,054)	2,721	3	8,051	—	—	—	—
Payment of employee bonus with stock	—	—	493	—	2,857	—	—	—	2,857
Issuance of convertible senior notes, equity portion, net of offering costs	—	—	—	—	46,518	—	—	—	46,518
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(61,942)	(61,942)
Balance as of June 30, 2013	—	—	116,878	117	571,270	39,385	(2)	(632,679)	(21,909)
Issuance of common stock under stock option and employee stock purchase plans	—	—	1,132	1	3,692	—	—	—	3,693
Share-based compensation expense	—	—	—	—	4,331	—	—	—	4,331
Issuance of common stock, net of offering costs	—	—	13,807	14	73,434	—	—	—	73,448
Offering costs for convertible senior notes, equity portion	—	—	—	—	(31)	—	—	—	(31)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	(85,257)	(85,257)
Balance as of June 30, 2014	—	$—	131,817	$132	$652,696	$39,385	$2	$(717,936)	$(25,721)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(85,257)	$(61,942)	$(23,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,506	4,350	5,076
Non-cash interest expense	5,258	4,476	4,643
Loss on prepayment of long-term debt	—	11,197	942
Share-based compensation expense	4,331	3,449	2,351
Payment of employee bonus with stock	—	2,857	1,969
Non-cash license revenue	(4,500)	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,166	(8,520)	1,157
Prepaid expenses and other assets	(1,961)	(746)	1,044
Accounts payable and other accrued expenses	1,866	(1,324)	1,084
Accrued outsourcing costs	4,464	182	146
Accrued compensation and benefits	(1,272)	1,951	1,099
Co-development liability	5,165	1,812	5,581
Deferred rent	(3,645)	(3,489)	(3,332)
Deferred revenue	(4,807)	(41,214)	(31,613)
Other liabilities	4	(106)	(112)
Net cash used in operating activities	(71,682)	(87,067)	(33,546)

Cash flows from investing activities
Purchases of property and equipment	(2,614)	(2,340)	(1,437)
Purchases of marketable securities	(95,602)	(110,723)	(51,339)
Proceeds from sales and maturities of marketable securities	100,698	96,701	34,055
Net cash provided by (used in) investing activities	2,482	(16,362)	(18,721)

Cash flows from financing activities
Proceeds from the issuance of convertible senior notes	—	132,250	—
Payments of long-term debt principal	—	(92,712)	(4,350)
Proceeds from the issuance of common stock	75,000	75,555	67,145
Proceeds from employee stock purchases and options exercised	3,693	2,120	1,169
Payment of debt issuance costs	(86)	(4,188)	—
Payment of stock offering costs	(1,552)	(4,659)	(3,997)
Net cash provided by financing activities	77,055	108,366	59,967

Net increase in cash and cash equivalents	7,855	4,937	7,700
Cash and cash equivalents at beginning of period	60,736	55,799	48,099
Cash and cash equivalents at end of period	$68,591	$60,736	$55,799

Supplemental disclosure of cash flow information
Cash paid for interest	$4,349	$6,564	$7,008

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Our management performed an evaluation of our activities through the date of filing of this Annual Report on Form 10-K, and concluded that there are no subsequent events, except as disclosed in Note 13 to these financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

We believe our financial statements are most significantly impacted by the following accounting estimates and judgments: (i) the identification of deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; (v) estimating the fair value of non-marketable equity received from licensing transactions; and (vi) determination of fair value of the debt component for our convertible senior notes exclusive of the conversion feature.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2014, we had an accumulated deficit of $717.9 million. We had net losses of $85.3 million, $61.9 million, and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaboration and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of June 30, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration and license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, although following the recently announced transaction by Novartis to exchange certain assets with GlaxoSmithKline, Novartis has indicated that it will continue to honor its obligations under its License Agreement with Array for the development of binimetinib, including the three Phase 3 trials currently underway; however, the transaction could affect the program in ways we may not anticipate. For example, the program could revert to Array, and development efforts, and any potential future milestone or royalty revenue, may be affected by this transaction.

In addition, our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If we are unable to generate enough revenue from our existing or new collaboration and license agreements when needed or to secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires us to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that we or holders of the instruments could realized in a current market exchange.

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

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents consist of cash and short-term, highly-liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. They may consist of money market funds, commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality. We currently maintain all cash in several institutions in the U.S. Balances at these institutions may exceed Federal Deposit Insurance Corporation insured limits.

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

The carrying value for property and equipment is reviewed for impairment at least annually and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In addition, we continue to evaluate our facility needs and may decide to vacate or abandon a portion of one or more of our locations.  If we do so, or conclude that we will vacate or abandon space within a defined period, we may recognize impairment charges relating to the remaining book value of any improvements and record as an additional expense the present value of future rent payments, less applicable deferred rent amounts, to the extent it exceeds potential sublet income.

Equity Investments

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

In July 2013, Array entered into a collaboration agreement with Loxo Oncology, Inc. under which we received shares of convertible, non-voting preferred stock as consideration for licensing rights granted to Loxo. We estimated the fair value of these shares to be $4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The full estimated value of $4.5 million is reflected as a long-term asset in our balance sheet as of June 30, 2014, and was recorded as license revenue in our statement of operations and comprehensive loss during the first quarter of fiscal 2014. Further discussion regarding assumptions and estimates related to the determination of the fair value of the shares and related revenue recognition can be found in Note 4 - Collaboration and License Agreements – Loxo Oncology, Inc, along with information regarding our percentage of ownership interest in Loxo. See Note 13 – Subsequent Event for additional information about our equity investment in Loxo after July 31, 2014, the effective date of Loxo's initial public offering.

In addition, as of both June 30, 2014 and 2013, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") valued at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx.

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

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470-20, Debt – Debt with Conversion and Other Options. ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 5 – Long-term Debt.

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

Most of our agreements provide for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (i) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

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

We periodically review the estimated performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

See Note 4 – Collaboration and License Agreements for further information.

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

Concentration of Business Risks

Significant Partners

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Year Ended June 30,
	2014	2013	2012

Novartis International Pharmaceutical Ltd.	28.6%	25.5%	16.2%
Loxo Oncology, Inc.	23.1	—	—
AstraZeneca AB	12.1	0.2	—
Celgene	8.9	20.6	6.9
Genentech, Inc.	8.5	11.0	40.8
Oncothyreon Inc.	8.2	14.4	—
Amgen Inc.	—	16.0	34.2
	89.4%	87.7%	98.1%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2014.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Year Ended June 30,
	2014	2013	2012

North America	$24,757	$51,608	$70,905
Europe	17,153	17,969	13,987
Asia Pacific	168	3	243
	$42,078	$69,580	$85,135

Accounts Receivable

Novartis and Oncothyreon accounted for 75% and 15%, respectively, of our total accounts receivable balances as of June 30, 2014, compared with 91% of our total accounts receivable balances attributable to Novartis as of June 30, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$42,184	$2	$(1)	$42,185
Mutual fund securities	222	—	—	222
	42,406	2	(1)	42,407
Long-term available-for-sale securities:
Mutual fund securities	640	—	—	640
	640	—	—	640
Total	$43,046	$2	$(1)	$43,047

Marketable securities consisted of the following as of June 30, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$47,130	$—	$(2)	$47,128
Mutual fund securities	377	—	—	377
	47,507	—	(2)	47,505
Long-term available-for-sale securities:
Mutual fund securities	465	—	—	465
	465	—	—	465
Total	$47,972	$—	$(2)	$47,970

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	June 30,
	2014	2013

Quoted prices in active markets for identical assets (Level 1)	$43,047	$47,970
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$43,047	$47,970

As of June 30, 2014, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$42,406	$42,407
Due in one year to three years	640	640
Total	$43,046	$43,047

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,
	2014	2013

Furniture and fixtures	$3,421	$3,396
Equipment	40,150	40,183
Computer hardware and software	14,705	13,552
Leasehold improvements	32,171	31,406
Property and equipment, gross	90,447	88,537
Less: accumulated depreciation and amortization	(82,290)	(78,488)
Property and equipment, net	$8,157	$10,049

NOTE 4 – COLLABORATION AND LICENSE AGREEMENTS

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

Determining a selling price for the research services deliverable required the use of certain estimates, including our estimate for the expected length of the option term, which we currently believe to be three years, and the number of full-time employees ("FTEs") required for the conduct of the discovery program. We utilized vendor-specific objective evidence for our FTE costs related to activities to be performed by Array scientists, as well as third-party estimates to determine the costs of the preclinical studies that we plan to outsource. We estimated a selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The majority of the up-front payment is for the performance of research services. We recognized $3.7 million of this payment in collaboration revenue during the year ended June 30, 2014, and will recognize the rest of the up-front payment over the remainder of the three-year estimated option term.

The Celgene agreement will continue on a country-by-country basis until the termination of the royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by either party for an uncured material breach by the other party. In addition, Celgene may terminate the agreement in its entirety or as to any collaboration compound by giving Array six months' prior notice, and in any such event the rights to any terminated programs would revert to Array and Celgene’s obligation to pay milestones or royalties with respect to any terminated programs would terminate. If Celgene does not exercise its option to obtain an exclusive license, the period of exclusivity to be observed by Array under the agreement will end upon expiration of the option term. If Celgene does exercise its option, the period of exclusivity will continue as long as Celgene either has an active development program for, or is commercializing, a compound selected under the agreement, and Array continues to be entitled to receive milestones or royalties under the agreement. Array and Celgene have also agreed to indemnify the other party for breaches of their respective representations and warranties under the agreement and certain of their respective activities under the agreement.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010, the term of funded research was extended through January 2013, after which the research term ended. We have received up-front and milestone payments totaling $23.5 million under the 2003 agreement. We are eligible to earn an additional $24.0 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

The partnered drugs under the Chk-1 agreement include Genentech’s compound GDC-0425 and Array’s compound GDC-0575 (ARRY-575).  In 2014, Genentech selected GDC-0575 over GDC-0425 to advance into further clinical trials. Under the terms of the Chk-1 collaboration agreement, Genentech acquired a license to Array’s compound GDC-0575 and is responsible for all clinical development and commercialization activities. We received an up-front payment of $28.0 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $380 million based on the achievement of clinical and commercial milestones under this agreement.  We will also receive up to double-digit royalties on sales of any drugs resulting from the Chk-1 agreement.

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

The determination of the stand-alone value for each non-contingent deliverable under the Chk-1 agreement required the use of significant estimates, including estimates of the time to complete the transfer of related technology and to assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, we considered the negotiation discussions that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. We also considered the likelihood of achieving the initial milestone based on our historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or GDC-0575. Taking into account these factors, we allocated a portion of the up-front payment to the first milestone. No portion of any revenue recognized is refundable.

We recognized license and milestone revenue under both agreements of $3.4 million, $5.3 million and $25.9 million during the years ended June 30, 2014, 2013 and 2012, respectively. We also recognized $2.3 million and $8.8 million in collaboration revenue under the 2003 agreement during the years ended June 30, 2013 and 2012, respectively. We recognized $135 thousand in collaboration revenue during the current fiscal year for reimbursable patent expenses.

Genentech may terminate the 2003 agreement in its entirety upon four months' written notice to Array, and may terminate the Chk-1 agreement upon 60 days' written notice to Array. Under the Chk-1 agreement, either party may terminate upon a material breach by the other party that is not cured within the specified time period. If Genentech terminates the Chk-1 agreement due to a material breach by Array, the license granted to Genentech becomes irrevocable and the royalty to Array will be reduced to a specified percentage. If the Chk-1 agreement is terminated by Genentech for convenience or by Array due to a material breach by Genentech, the license granted to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and Array's exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the Chk-1 agreement. Array and Genentech have also agreed to indemnify the other party for breaches of representations or warranties made under the Chk-1 agreement and for certain of their respective activities under the Chk-1 agreement.

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("Trk") family of receptors, including LOXO-101, which is currently in a Phase 1 clinical trial. In April 2014, Array and Loxo amended the agreement and, as a result, the research activities under the agreement were expanded. Under the terms of the amended agreement, Loxo will fund further preclinical research to be conducted by Array during the remainder of the three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo convertible, non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity; following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted automatically into shares of common stock on July 31, 2014, the effective date of Loxo's initial public offering, and now represent an approximately 10% ownership interest in Loxo. Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the amended Loxo agreement.  These deliverables are (i) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (ii) an exclusive worldwide license granted to Loxo to certain Array technology and Array's interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (iii) participation on the JRC. The Loxo agreement provides for no general right of return for any non-contingent deliverable. All of the identified non-contingent deliverables meet the separation criteria; therefore, they are each treated as separate units of accounting. Delivery of the research services and JRC participation obligations will be completed throughout the remainder of the three-year discovery program term. The license deliverable was complete as of September 30, 2013.

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

The receipt of the preferred shares was in consideration for the license deliverable. We allocated an amount of consideration under the Loxo agreement to the license deliverable equal to the fair value of the shares received after consideration of the other factors above. We chose the fair value of the shares received as this was a more evident and readily determinable measure as compared to the alternative method for determining the consideration to allocate to the license deliverable, which was the fair value for the exclusive license. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing.

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, was allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term.

The April 2014 amendment added several contingent deliverables related to either increasing the number of FTEs performing research services for Loxo on a monthly basis in exchange for an advance payment, or rights to discontinue research activities for fewer targets in exchange for additional payments to be made to Array. All of the obligations added to the arrangement by the amendment were considered contingent because the likelihood and timing of these deliverables is uncertain and therefore, the potential consideration associated with these obligations was not included in the total allocable consideration.

We recognized the full $4.5 million estimated fair value of the preferred shares received in license revenue during the first quarter of fiscal 2014, as delivery of the shares was not contingent upon either the delivery of additional items or meeting other specified performance conditions. We also recognized $5.2 million in collaboration revenue during the year ended June 30, 2014.

The amended Loxo agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms. The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, Array will only be entitled to seek monetary damages, and will not have the right to terminate the amended agreement in the event of Loxo's breach after expiration of the discovery program term. Loxo also has the right to terminate the amended agreement or to terminate discovery research with respect to any targets under development with six months' notice to Array. If Loxo terminates the amended agreement for convenience, all licenses granted to Loxo will terminate and Array will have all rights to further develop and commercialize the licensed programs. The period of exclusivity to be observed by Array under the amended Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by Array, or as long as Loxo is commercializing a product for a target under the amended agreement.

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to develop and commercialize binimetinib, as well as other specified MEK inhibitors. Under the Novartis agreement, we have elected to conduct further development of binimetinib as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment which was received in the fourth quarter of fiscal 2011. In June 2013, we earned a $5 million milestone payment, which was received during the first quarter of fiscal 2014. We are eligible to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the Novartis agreement are achieved for binimetinib. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S., as described below under Co-Development Arrangement.

We recognized the up-front fee and milestone payments on a straight-line basis from April 2010 through April 2014. During the years ended June 30, 2014, 2013 and 2012, we recognized $8.0 million, $10.0 million and $10.0 million, respectively, of license revenue and $4.0 million, $7.7 million and $3.8 million, respectively, of milestone revenue under the Novartis agreement.

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

Co-Development Arrangement

The Novartis agreement also contains co-development rights whereby we can elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program, with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the Novartis agreement. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We have the right to opt out of paying our share of the combined development costs on an annual basis after fiscal 2015, in which case, the U.S. royalty rate would then be reduced for any such product based on a pre-specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. Additionally, we would no longer have the right to develop or co-detail such product.

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

Our share of the combined development costs was $18.9 million, $11.8 million and $5.6 million during the years ended June 30, 2014, 2013 and 2012, respectively. We recorded co-development liabilities of $16.2 million and $11.0 million as of June 30, 2014 and 2013, respectively. We had related receivables of $4.1 million and $3.7 million as of June 30, 2014 and 2013, respectively, for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that in order for Oncothyreon to be able to conduct its activities during the proof-of-concept trials, Array is obligated to deliver three non-contingent deliverables related to the Oncothyreon agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the license deliverable, which includes the initial technology transfer, as well as the transfer of regulatory information necessary for Oncothyreon to file its own IND, (ii) the transfer of existing quantities of clinical product, and (iii) participation on the joint development committee ("JDC") during the proof-of concept activities. The Oncothyreon agreement provides for no general right of return for any non-contingent deliverable. The first non-contingent deliverable for the license deliverable was completed as of June 30, 2013. The second non-contingent deliverable requiring Array to deliver existing quantities of clinical materials of ARRY-380 is expected to be completed by the end of the first quarter of fiscal 2015, and the final obligation requiring us to participate on the JDC will be completed over the estimated time frame of the proof-of-concept activities.

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

To determine the stand-alone value of the license deliverable, we considered the differences between this agreement and the licensing agreements with our other partners, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. We also considered clinical trial success rates in the industry. Taking into account these factors, as well as the stand-alone values for the delivery of existing drug product and JDC participation, all of the up-front payment was allocated to the license deliverable. No portion of any revenue recognized is refundable.

We recognized $3.5 million in collaboration revenue, including $2.6 million for reimbursable expenses, during the year ended June 30, 2014. Additionally, we recognized $10.0 million in license and milestone revenue during the year ended June 30, 2013, related to the up-front payment.

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

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30,
	2014	2013

Celgene	$7,258	$—
Biogen Idec	1,218	—
Loxo Oncology, Inc.	625	—
Genentech, Inc.	367	2,300
Novartis International Pharmaceutical Ltd.	—	12,053
Other partners	78	—
Total deferred revenue	9,546	14,353
Less: Current portion	(6,193)	(14,353)
Deferred revenue, long-term portion	$3,353	$—

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2014	2013

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(42,848)	(47,779)
Long-term debt, net	$103,952	$99,021

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

Effective December 31, 2013, the Loan and Security Agreement was amended to extend the maturity date of the term loan to October 2017 and to extend the maturity date of the revolving line of credit to June 2015. Also effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of June 30, 2014, the term loan with Comerica had an interest rate of 3.25% per annum.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both June 30, 2014 and 2013, and was classified using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and estimated offering expenses.

The Notes are the general senior unsecured obligations of Array. The Notes bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2013. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by us.

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

In accordance with ASC Subtopic 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.4 million as of June 30, 2014.

The fair value of the Notes was $132.3 million and $126.0 million at June 30, 2014 and 2013, respectively, and was determined using Level 2 inputs based on their quoted market values.

Deerfield Credit Facilities

We had two outstanding credit facilities with Deerfield, which we repaid in full on June 10, 2013, with $92.6 million of the net proceeds from the issuance of the Notes. Under the terms of our credit facilities with Deerfield, we issued warrants to Deerfield that remain outstanding and which are discussed further in Note 7 - Stockholders' Deficit. At the time of their issuance, we recorded the value of the warrants as debt discount. The Deerfield credit facilities also had two features relating to variable interest and a put option that were characterized as embedded derivatives and whose initial value was also recorded as debt discount.

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

	Year Ended June 30,
	2013	2012

Write off proportional value or remaining balance of the debt discount	$(10,898)	$(887)
Write off proportional value or remaining balance of the unamortized debt issuance costs	(720)	(55)
Fair value adjustment for, or write off of, the embedded derivatives	421	—
Loss on prepayment of long-term debt, net	$(11,197)	$(942)

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Year Ended June 30,
	2014	2013	2012
Comerica Term Loan
Simple interest	$479	$483	$489
Amortization of fees paid for letters of credit	48	107	108
Total interest expense on the Comerica term loan	527	590	597

Convertible Senior Notes
Contractual interest	3,979	221	—
Amortization of debt discount	4,932	259	—
Amortization of debt issuance costs	278	14	—
Total interest expense on the convertible senior notes	9,189	494	—

Deerfield Credit Facilities
Simple interest	—	6,078	6,492
Amortization of debt discounts and transaction fees	—	4,331	4,419
Change in fair value of the embedded derivatives	—	(235)	116
Total interest expense on the Deerfield credit facilities	—	10,174	11,027
Total interest expense	$9,716	$11,258	$11,624

Commitment Schedule

We are required to make principal payments for our long-term debt as follows during the fiscal years ending June 30 (in thousands):

Principal Due

2015	$—
2016	—
2017	—
2018	14,550
2019	—
Thereafter	132,250
$146,800

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Future minimum rental commitments for our operating leases, by fiscal year and in the aggregate, as of June 30, 2014, are (in thousands):

Rental Payments

2015	$8,316
2016	8,338
2017	368
2018	—
2019	—
Thereafter	—
$17,022

Rent expense under these agreements follows (dollars in thousands):

	Year Ended June 30,
	2014	2013	2012

Cash paid for rent	$8,878	$8,625	$8,549
Deferred rent credits	(3,645)	(3,489)	(3,332)
Rent expense, net	$5,233	$5,136	$5,217

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Option and Incentive Plan

In September 2000, our Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan"). As of June 30, 2014, 23,131,696 shares of common stock are reserved for future issuance under the Option and Incentive Plan to our eligible employees, consultants and directors. Of the shares available for future issuance, 1,690,965 are available for issuance as incentive stock options. The remaining shares can be used for other awards. In addition, the Option and Incentive Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

(i)	25% of our issued and outstanding shares of common stock, on a fully diluted and as-converted basis; and

(ii)
the number of outstanding shares relating to awards under the Option and Incentive Plan plus the number of shares available for future grants of awards under the Option and Incentive Plan on that date.

However, in no event shall the number of additional authorized shares determined pursuant to this formula exceed, when added to the number of shares of common stock outstanding and reserved for issuance under the Option and Incentive Plan other than pursuant to this formula, under the ESPP and upon conversion or exercise of outstanding warrants or convertible securities, the total number of shares of common stock authorized for issuance under our Amended and Restated Certificate of Incorporation.

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

Warrants

Associated with our previously outstanding long-term debt arrangements under the Deerfield credit facilities, we issued warrants to Deerfield to purchase 6,000,000 shares of common stock at an exercise price of $3.65 and warrants to purchase 6,000,000 shares of common stock at an exercise price of $4.19. The warrants contain the same terms, except for the lower per share exercise price. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in stockholders' deficit with the offset to debt discount. The debt discount was amortized using the effective interest method and recorded as interest expense in the accompanying statements of operations and comprehensive loss from the respective draw dates until June 10, 2013, when the Deerfield credit facilities were repaid and the recognition of the remaining debt discount was accelerated. The warrants are currently exercisable and expire on June 30, 2016.

Controlled Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we could sell up to $75 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. The Sales Agreement concluded in June 2014 upon completion of the sale of all shares available under the Sales Agreement. All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We paid Cantor a commission of approximately 2% of the aggregate gross proceeds we received from all sales of our common stock under the Sales Agreement.

During the year ended June 30, 2014, we sold approximately 13.8 million shares of common stock at an average price of $5.43 per share, for gross proceeds of $75.0 million. Cantor earned commissions of $1.5 million relating to these sales.

NOTE 8 – SHARE-BASED COMPENSATION

Total share-based compensation expense recorded for equity awards issued pursuant to the Option and Incentive Plan and for shares issued under the ESPP was $4.3 million, $3.4 million and $2.4 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

The fair value of our option awards was estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Year Ended June 30,
	2014	2013	2012

Risk-free interest rate	1.7% - 2.1%	0.8% - 1.2%	0.9% - 1.5%
Expected option term in years	6.25	6.25	6.25
Expected volatility	67.8% - 68.9%	66.0% - 67.5%	63.8% - 65.8%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value	$2.91	$3.07	$2.04

The following table summarizes our stock option activity under the Option and Incentive Plan for the year ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	10,337,737	$4.87
Granted	2,454,244	$4.63
Exercised	(859,472)	$3.33
Forfeited	(1,675,631)	$5.43
Expired or canceled	(62,061)	$8.23
Outstanding balance at June 30, 2014	10,194,817	$4.84	7.0	$4,656
Vested and expected to vest at June 30, 2014	8,491,883	$4.91	6.7	$4,182
Exercisable at June 30, 2014	4,712,643	$5.27	4.9	$2,931

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2014, of $4.56 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised during the years ended June 30, 2014, 2013 and 2012 was $2.0 million, $853 thousand and $78 thousand, respectively.

As of June 30, 2014, there was approximately $8.6 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options in the table above, which is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

An aggregate of 4,650,000 shares of our common stock are reserved for issuance under the ESPP. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of June 30, 2014, we had 491,649 shares available for issuance under the ESPP. We issued 309,287, 524,296 and 443,651 shares under the ESPP during fiscal 2014, 2013 and 2012, respectively.

NOTE 9 – EMPLOYEE BENEFIT PLAN

Employee Savings Plan

Array has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. Array matches up to 4% of employee contributions on a discretionary basis as determined by our Board of Directors. Company contributions are fully vested after four years of employment. We paid matching contributions of approximately $1.2 million, $820 thousand and $1.0 million during the years ended June 30, 2014, 2013 and 2012, respectively.

NOTE 10 – RESTRUCTURING CHARGES

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

We continue to evaluate our facility needs and may decide to vacate or abandon additional space in Longmont and/or Boulder. If we do so, or conclude it is more likely than not that we will vacate the remaining space within a defined period, we may recognize additional impairment charges relating to the remaining book value of any improvements. If we conclude that it is more likely than not that we will vacate the remaining space within a defined period, the remaining net book value at the time will be evaluated for impairment. In addition, if we do vacate or abandon the remaining space, we will record as an additional expense the present value of future rent payments, less applicable deferred rent amounts, to the extent it exceeds potential sublet income.

NOTE 11 – INCOME TAXES

We have incurred net losses since inception, and we did not record an income tax provision or benefit during fiscal 2014, 2013 and 2012.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations and comprehensive loss is set forth in the following table:

	Year Ended June 30,
	2014	2013	2012

U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Interest expense disallowed under Sec.163(l)	0.0	(5.0)	(15.6)
Available research and experimentation tax credits	2.0	5.7	12.9
Stock-based compensation	(1.2)	(3.8)	(2.6)
(Gain)/loss on early prepayment of debt	0.0	(6.1)	(1.4)
FIN 48 reserve releases	(0.3)	(0.7)	7.3
Rate change	0.0	(0.8)	(2.2)
Effect of other permanent differences	(0.1)	0.2	0.0
State income taxes, net of federal taxes	3.1	2.0	1.4
Valuation allowance	(37.5)	(25.5)	(33.8)
Total	0.0%	0.0%	0.0%

32

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of our deferred tax assets and liabilities are (in thousands):

	June 30,
	2014	2013
Current deferred tax assets, gross
Accrued benefits	$2,402	$2,725
Inventory reserve	1,514	1,203
Total current deferred tax assets	3,916	3,928
Non-current deferred tax assets, gross
Net operating loss carryforwards	196,997	162,791
Capital loss carryforwards	6,095	6,094
Research and experimentation credit carryforwards	28,558	27,060
Deferred revenue	197	4,951
Deferred rent	2,909	4,261
Depreciation of property and equipment	7,666	6,885
Loan costs on convertible senior notes	469	565
Other	2,333	2,439
Total non-current deferred tax assets	245,224	215,046
Total deferred tax assets	249,140	218,974
Long-term deferred tax liability
Discount on convertible senior notes	15,905	17,734
Total long-term deferred tax liability	15,905	17,734
Deferred tax assets, net of deferred tax liability	233,235	201,240
Valuation allowance	(233,235)	(201,240)
Deferred tax assets, net of valuation allowance	$—	$—

Based upon the level of historical taxable loss and projections of future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of June 30, 2014 and 2013 against our deferred tax assets.

Future realization depends on the future earnings of Array, if any, the timing and amount of which are uncertain as of June 30, 2014. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in our statements of operations and comprehensive loss.

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2014 and 2013 as a component of our net operating loss carryforwards. The deferred tax asset balances as of June 30, 2014 and 2013 do not include excess tax benefits from stock option exercises of approximately $4.6 million and $4.5 million for fiscal 2014 and 2013, respectively. Equity will be increased if and when management determines that it is more likely than not that such excess tax benefits will ultimately be realized.

As of June 30, 2014, we had available total net operating loss carryforwards of approximately $545.3 million, which expire in the years 2020 through 2033, and federal research and experimentation credit carryforwards of $31.5 million, which expire in the years 2022 through 2033. Capital loss carryforwards begin to expire in 2015.

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

The cumulative effect of accounting for tax contingencies in this manner has been recorded in deferred tax assets, net of the full valuation allowance, which resulted in no liability being recorded on our accompanying balance sheets. The total amount of unrecognized tax benefits as of June 30, 2014 and 2013 are (in thousands):

	Year Ended June 30,
	2014	2013

Balance at beginning of year	$3,428	$2,968
Additions based on tax positions related to the current year	712	915
Additions for tax positions of prior year	—	(2)
Reductions for tax positions of prior year	(464)	(453)
Balance at end of year	$3,676	$3,428

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

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize our unaudited quarterly operating results for the fiscal years ended June 30, 2014 and 2013 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$14,228	$14,066	$7,773	$6,011
Research and development for proprietary programs	$11,704	$9,487	$14,131	$14,502
Total operating expenses	$27,541	$28,069	$30,292	$31,794
Net loss	$(15,680)	$(16,408)	$(24,932)	$(28,237)
Weighted average shares outstanding – basic and diluted	117,509	123,921	125,471	126,815
Net loss per share – basic and diluted	$(0.13)	$(0.13)	$(0.20)	$(0.22)

Fiscal Year Ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$15,833	$18,377	$9,955	$25,415
Research and development for proprietary programs	$13,534	$13,941	$15,105	$16,840
Total operating expenses	$24,853	$26,460	$28,730	$29,079
Net loss	$(11,768)	$(10,931)	$(21,594)	$(17,649)
Weighted average shares outstanding – basic and diluted	92,606	105,403	116,665	116,792
Net loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.19)	$(0.15)

The net loss per share amounts above may not sum to the annual amounts presented in our accompanying statements of operations and comprehensive loss due to rounding.

NOTE 13 – SUBSEQUENT EVENT

All of the shares of preferred stock held by Array and received under our Drug Discovery Collaboration Agreement with Loxo converted automatically into shares of common stock on July 31, 2014, the effective date of Loxo's initial public offering. Under the initial public offering, Loxo sold common stock to the public at a price of $13.00 per share. Array currently holds approximately 1.6 million shares of Loxo common stock, which represents an approximate 10% ownership interest in Loxo. We are subject to a typical underwriter's lockup period, after which we are eligible to sell our investment subject to the SEC's Rule 144 and other registration rights.

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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated November 16, 1999	S-1	333-45922	9/15/2000
10.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated August 31, 2000	S-1	333-45922	9/15/2000
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF-14A	001-16633	9/23/2008
10.4	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	10-K	001-16633	8/16/2012
10.5	Form of Incentive Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.6	Form of Nonqualified Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.7	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF-14A	001-16633	9/14/2012
10.8	Employment Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.9	Noncompete Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.10	Confidentiality and Inventions Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.11	Form of Employment Agreement dated, September 1, 2002, between registrant and each of David L. Snitman and R. Michael Carruthers*	10-Q	001-16633	11/13/2002
10.12	Employment Agreement, effective as of March 4, 2002, between registrant and John Moore*	10-K	001-16633	9/30/2002
10.13	Employment Agreement, dated March 18, 2013, between registrant and Michael Needle, M.D.*	10-Q	001-16633	5/7/2013
10.14	Noncompete Agreement, dated February 7, 2013, between registrant and Michael Needle*	10-Q	001-16633	5/7/2013
10.15	Confidentiality and Inventions Agreement, effective April 1, 2013, between registrant and Michael Needle*	10-Q	001-16633	5/7/2013
10.16	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc., dated December 20, 2004*	8-K	001-16633	12/21/2004

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.17	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*	10-Q	001-16633	2/6/2006
10.18	Research Services Agreement between registrant and Eli Lilly and Company, dated March 22, 2000, as amended**	S-1	333-45922	9/15/2000
10.19	Research Agreement between registrant and Amgen Inc., dated as of November 1, 2001**	8-K/A	001-16633	2/6/2002
10.20	Lead Generation Collaboration Agreement between registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**	10-Q	001-16633	11/14/2001
10.21	Collaboration and License Agreement between registrant and AstraZeneca AB, dated December 18, 2003**	10-Q	001-16633	2/2/2004
10.22	Drug Discovery Collaboration Agreement between registrant and Genentech, Inc., dated December 22, 2003**	10-Q	001-16633	2/2/2004
10.23	Second Amendment, dated October 1, 2005, to the Drug Discovery Collaboration Agreement between registrant and Genentech, Inc.**	10-Q	001-16633	2/6/2006
10.24	Letter Agreement dated, July 30, 2009, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2009
10.25	Sixth Amendment to Drug Discovery Collaboration Agreement, dated as of September 30, 2010, between the registrant and Genentech, Inc.	10-Q	001-16633	11/9/2010
10.26	License Agreement, dated August 5, 2011, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2011
10.27
Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002, along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
		10-K	001-16633	9/13/2005
10.28	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.29	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.30	Exercise of Option to Extend Funding of Research FTEs, dated August 31, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002	10-Q	001-16633	11/6/2006
10.31	Drug Discovery Agreement between registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**	10-Q	001-16633	2/6/2006
10.32	Loan and Security agreement, dated June 28, 2005, by and between registrant and Comerica Bank	10-K	001-16633	9/13/2005
10.33	First Amendment to Loan and Security agreement, dated December 19, 2005, by and between registrant and Comerica Bank	10-Q	001-16633	2/6/2006
10.34	Second Amendment to Loan and Security Agreement, dated July 7, 2006, between the registrant and Comerica Bank	10-Q	001-16633	11/6/2006
10.35	Third Amendment to Loan and Security Agreement, dated June 12, 2008, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.36	Fourth Amendment to Loan and Security Agreement, dated March 11, 2009, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.37	Fifth Amendment to Loan and Security Agreement, dated September 30, 2009, between the registrant and Comerica Bank	8-K	001-16633	10/5/2009
10.38	Sixth Amendment to Loan and Security Agreement, dated March 31, 2010, between the registrant and Comerica Bank	8-K	001-16633	4/6/2010
10.39	Seventh Amendment to Loan and Security Agreement, dated June 11, 2011, between the registrant and Comerica Bank	10-K	001-16633	8/12/2011
10.40	Eighth Amendment to Loan and Security Agreement, dated December 28, 2012, between the registrant and Comerica Bank	10-Q	001-16633	2/6/2013
10.41	Ninth Amendment to Loan and Security Agreement dated June 4, 2013, by and between the registrant and Comerica Bank	8-K	001-16633	6/10/2013
10.42	Tenth Amendment to Loan and Security Agreement, dated December 31, 2013, between the registrant and Comerica Bank	10-Q	001-16633	2/5/14

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.43	Facilities Lease and Assignment, dated July 7, 2006, between the registrant and BMR-3200 Walnut Street LLC	10-Q	001-16633	11/6/2006
10.44	Facilities Lease and Assignment, dated August 9, 2006, between the registrant and BMR-Trade Center Avenue LLC	10-Q	001-16633	11/6/2006
10.45	Description of Performance Bonus Program*	8-K	001-16633	08/12/2013
10.46	License Agreement, dated April 19, 2010, between the registrant and Novartis International Pharmaceutical Ltd.**	10-K	001-16633	8/12/2010
10.47	Collaboration and License Agreement, dated July 12, 2011, between the registrant and ASLAN Pharmaceuticals**	10-Q	001-16633	11/2/2011
10.48	Sales Agreement, dated March 27, 2013, by and between registrant and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.49	Development and Commercialization Agreement, dated May 29, 2013, between registrant and Oncothyreon Inc.**	10-K	001-16633	8/12/2013
10.50	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/12/2013
10.51	Drug Discovery and Development Option and License Agreement, dated July 17, 2013, between the registrant and Celgene Corporation and Celgene Alpine Investment Co., LLC**	10-Q	001-16633	11/1/2013
10.52	Amendment No. 1 to Drug Discovery Collaboration Agreement, dated November 26, 2013, by and between registrant and Loxo Oncology, Inc.***		Filed herewith
10.53	Amendment No. 2 to Drug Discovery Collaboration Agreement, dated April 10, 2014, by and between registrant and Loxo Oncology, Inc.***		Filed herewith
10.54	Employment Agreement, dated May 13, 2014, between registrant and Nicholas A. Saccomano, Ph.D.*		Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
*     Management contract or compensatory plan.
**    Confidential treatment of redacted portions of this exhibit has been granted.
***    Confidential treatment of redacted portions of this exhibit has been applied for.