Form 10-Q
period 2014-09-30
ARRAY BIOPHARMA INC
filed 2014-11-05
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had 131,963,311 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$46,829	$68,591
Marketable securities	63,873	42,407
Accounts receivable	6,000	5,429
Prepaid expenses and other current assets	6,085	5,249
Total current assets	122,787	121,676

Long-term assets
Marketable securities	730	640
Property and equipment, net	7,764	8,157
Other long-term assets	4,047	8,580
Total long-term assets	12,541	17,377
Total assets	$135,328	$139,053

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,216	$6,953
Accrued outsourcing costs	13,709	10,040
Accrued compensation and benefits	9,419	8,209
Other accrued expenses	3,127	1,444
Co-development liability	14,953	16,155
Deferred rent	3,763	3,739
Deferred revenue	6,382	6,193
Total current liabilities	56,569	52,733

Long-term liabilities
Co-development liability	4,696	—
Deferred rent	3,125	4,096
Deferred revenue	2,525	3,353
Long-term debt, net	105,263	103,952
Other long-term liabilities	730	640
Total long-term liabilities	116,339	112,041
Total liabilities	172,908	164,774

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 131,833,708 and 131,817,422 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	132	132
Additional paid-in capital	653,910	652,696
Warrants	39,385	39,385
Accumulated other comprehensive income	14,522	2
Accumulated deficit	(745,529)	(717,936)
Total stockholders' deficit	(37,580)	(25,721)
Total liabilities and stockholders' deficit	$135,328	$139,053

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Revenue
License and milestone revenue	$169	$10,065
Collaboration revenue	5,900	4,163
Total revenue	6,069	14,228

Operating expenses
Cost of partnered programs	12,177	10,658
Research and development for proprietary programs	12,190	11,704
General and administrative	6,799	5,179
Total operating expenses	31,166	27,541

Loss from operations	(25,097)	(13,313)

Other income (expense)
Interest income	13	16
Interest expense	(2,509)	(2,383)
Total other expense, net	(2,496)	(2,367)

Net loss	$(27,593)	$(15,680)

Change in unrealized gains on marketable securities	14,520	10

Comprehensive loss	$(13,073)	$(15,670)

Weighted average shares outstanding – basic and diluted	131,826	117,509

Net loss per share – basic and diluted	$(0.21)	$(0.13)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statement of Stockholders' Deficit
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2014	131,817	$132	$652,696	$39,385	$2	$(717,936)	$(25,721)
Issuance of common stock under stock option and employee stock purchase plans	17	—	50	—	—	—	50
Share-based compensation expense	—	—	1,169	—	—	—	1,169
Offering costs for common stock	—	—	(5)	—	—	—	(5)
Change in unrealized gain on marketable securities	—	—	—	—	14,520	—	14,520
Net loss	—	—	—	—	—	(27,593)	(27,593)
Balance as of September 30, 2014	131,834	$132	$653,910	$39,385	$14,522	$(745,529)	$(37,580)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(27,593)	$(15,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	876	1,103
Non-cash interest expense	1,396	1,269
Share-based compensation expense	1,169	969
Non-cash license revenue	—	(4,500)
Changes in operating assets and liabilities:
Accounts receivable	(571)	8,581
Prepaid expenses and other assets	(888)	323
Accounts payable and other accrued expenses	(54)	(962)
Accrued outsourcing costs	3,669	774
Accrued compensation and benefits	1,210	547
Co-development liability	3,494	1,214
Deferred rent	(947)	(907)
Deferred revenue	(639)	6,121
Other liabilities	109	36
Net cash used in operating activities	(18,769)	(1,112)

Cash flows from investing activities
Purchases of property and equipment	(483)	(198)
Purchases of marketable securities	(28,272)	(29,408)
Proceeds from sales and maturities of marketable securities	25,717	18,760
Net cash used in investing activities	(3,038)	(10,846)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	15,411
Proceeds from employee stock purchases and options exercised	50	1,421
Payment of debt issuance costs	—	(95)
Payment of stock offering costs	(5)	(470)
Net cash provided by financing activities	45	16,267

Net (decrease) increase in cash and cash equivalents	(21,762)	4,309
Cash and cash equivalents at beginning of period	68,591	60,736
Cash and cash equivalents at end of period	$46,829	$65,045

Supplemental disclosure of cash flow information
Cash paid for interest	$121	$124

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

These unaudited financial statements should be read in conjunction with our audited financial statements and the notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC, from which we derived our balance sheet data as of June 30, 2014.

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

We believe our financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; (v) estimating the fair value of non-marketable equity received from licensing transactions; and (vi) estimating the fair value of equity securities subject to restrictions related to transfer of the shares.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2014, we had an accumulated deficit of $745.5 million. We had net losses of $27.6 million for the three months ended September 30, 2014, and net losses of $85.3 million, $61.9 million and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of September 30, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next three years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration and license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, the transaction announced by Novartis International Pharmaceutical Ltd. to exchange certain assets with GlaxoSmithKline could affect the binimetinib program we licensed to Novartis under a License Agreement in April 2010, including the three Phase 3 trials currently underway. The program could revert to Array, for example, which may affect responsibility for development efforts and may result in the loss of any potential future milestone or royalty revenue currently provided under the License Agreement with Novartis.

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

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Where marketable securities are subject to restrictions on transfer, such as our investment in Loxo Oncology Inc.'s ("Loxo") common shares, we apply a marketability discount to the quoted market price. See Note 2 - Marketable Securities for further discussion regarding determination of fair value for our investment in Loxo. Certain of our financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable and payable, and other financial instruments in current assets or current liabilities.

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

Equity Investments

From time to time, we may enter into collaboration and license agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. We report equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest at cost in other long-term assets in the accompanying balance sheets. We monitor our investments for impairment at least annually, and consider events or changes in circumstances we know of that may have a significant adverse effect on the fair value. We make appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer. We do not report the fair value of our equity investments in non-publicly traded companies because it is not practical to do so.

Array received shares of Loxo's non-voting preferred stock as consideration for licensing rights we granted to Loxo under our July 2013 Drug Discovery Collaboration Agreement. Based on a valuation analysis prepared with the assistance of a third-party valuation firm, we recorded the $4.5 million estimated fair value of the preferred shares as a long-term investment utilizing the cost method of accounting. In August 2014, Loxo completed an initial public offering ("IPO") of its common stock, which then began to trade on the NASDAQ Global Market. At the closing of the IPO, the preferred shares we held were converted into approximately 1.6 million shares of common stock and, based on the readily determinable fair value of the Loxo common stock following the IPO, we began to account for our investment in Loxo as available-for-sale securities.

As of both September 30, 2014 and June 30, 2014, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. valued at $1.5 million that we received under a February 2007 Collaboration and License Agreement with VentiRx.

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

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470-20, Debt - Debt with Conversion and Other Options. ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470-20 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 4 – Long-term Debt.

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

For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, we recognize a portion of the payment as revenue when the specific milestone is achieved, and the contingency is removed, based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when a non-substantive milestone payment is attributed to our future research or development obligations, we recognize the revenue on a straight-line basis, or other appropriate method, over the estimated remaining research or development effort. Other contingent event-based payments for which payment is either contingent solely upon the passage of time or the result of collaborator's performance are recognized when earned.

We periodically review the estimated performance periods under each of our agreements that provide for non-refundable up-front payments, license fees or milestone payments. We adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

See Note 3 – Collaboration and License Agreements for further information.

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

Concentration of Business Risks

Significant Partnerships

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2014	2013

Loxo Oncology, Inc.	37.8%	39.4%
Biogen	17.8	—
Oncothyreon Inc.	17.1	5.1
Celgene	16.1	5.7
Genentech, Inc.	2.7	11.9
Novartis International Pharmaceutical Ltd.	—	26.4
	91.5%	88.5%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2014.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended
	September 30,
	2014	2013

North America	$5,994	$10,469
Europe	12	3,759
Asia Pacific	63	—
Total revenue	$6,069	$14,228

Accounts Receivable

Novartis and Oncothyreon accounted for 74% and 17%, respectively, of our total accounts receivable balances as of September 30, 2014, compared with 75% and 15%, respectively, of our total accounts receivable balances as of June 30, 2014.

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$44,634	$2	$—	$44,636
Loxo common shares	4,500	14,520	—	19,020
Mutual fund securities	217	—	—	217
	49,351	14,522	—	63,873
Long-term available-for-sale securities:
Mutual fund securities	730	—	—	730
	730	—	—	730
Total	$50,081	$14,522	$—	$64,603

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$42,184	$2	$(1)	$42,185
Mutual fund securities	222	—	—	222
	42,406	2	(1)	42,407
Long-term available-for-sale securities:
Mutual fund securities	640	—	—	640
	640	—	—	640
Total	$43,046	$2	$(1)	$43,047

In August 2014, the Loxo preferred shares we held converted into approximately 1.6 million common shares as a result of Loxo's IPO. The Loxo common shares have the same cost basis of $4.5 million as the Loxo preferred shares we previously held. The common shares are subject to restrictions on transfer under a lock-up agreement we entered into with Loxo's underwriters and under Rule 144 of the Securities Act of 1933. Due to these restrictions, we applied a marketability discount determined with the assistance of a third-party valuation firm to the market price of Loxo's common stock in order to estimate the fair value of our common shares. We derived an estimated fair value of $19.0 million for the Loxo common shares as of September 30, 2014, after applying this marketability discount. We recorded an unrealized gain of $14.5 million, representing the difference between the $4.5 million cost basis and the estimated fair value as of September 30, 2014, as accumulated other comprehensive income in the stockholder's deficit section of our balance sheet and as a change in unrealized gains and losses on marketable securities in our statement of operations and comprehensive loss. Our investment in Loxo will be revalued on each balance sheet date.

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	September 30,	June 30,
	2014	2014

Quoted prices in active markets for identical assets (Level 1)	$45,583	$43,047
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	19,020	—
Total	$64,603	$43,047

The marketability discount for the Loxo common shares was determined using Finnerty's Average-Strike Put Option Model, which is based on Level 3 inputs that include the length of restriction period, volatility and dividend yield. Additionally, due to the short trading history of Loxo's common shares as of September 30, 2014, we relied on the average volatility of comparable companies.

The following table provides quantitative information about the unobservable inputs of our fair value measurements for Level 3 assets for the three months ended September 30, 2014:

Unobservable Inputs	Amount

Length of restriction period (in months)	4
Volatility	50%
Dividend yield	0%

As of September 30, 2014, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$44,634	$44,636
Total	$44,634	$44,636

NOTE 3 – COLLABORATION AND LICENSE AGREEMENTS

The following table summarizes our total revenues related to collaboration and license agreements with our partners, for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Loxo Oncology, Inc.	$2,292	$5,600
Biogen Idec	1,082	—
Oncothyreon Inc.(1)	1,040	732
Celgene	976	814
Genentech, Inc.	169	1,690
Novartis International Pharmaceutical Ltd.	—	3,750
Other partners	510	1,642
	$6,069	$14,228

(1) Includes $836 thousand and $477 thousand for reimbursable expenses during the three months ended September 30, 2014 and 2013, respectively.

Biogen Idec

Array entered into a Drug Discovery Collaboration Agreement with Biogen Idec MA Inc. (“Biogen”) in May 2014 for the discovery and development of Array-discovered inhibitors targeting a novel kinase for the treatment of autoimmune disorders. Under the terms of the agreement, Biogen and Array will collaborate on the discovery of the novel kinase inhibitors. Biogen will be responsible for all aspects of clinical development and commercialization. Pursuant to funding from Biogen, Array will provide staffing to support the discovery program during the three-year discovery program term, which may be extended for an additional 12-month period upon consent from both parties. The agreement includes research funding for three years, various milestone payments payable upon achievement of certain development and commercial milestones, and royalties to Array.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we identified two non-contingent deliverables that met the separation criteria, the first being conduct of discovery and pre-IND manufacturing activities under the discovery program (the “discovery program deliverable”), and participation on the joint research committee (the "JRC") as the second. The Biogen agreement provides for no general right of return for any non-contingent deliverable. The discovery program deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the discovery program term. Determining a selling price for the discovery program deliverable required the use of certain estimates, such as the number of full-time employees ("FTEs") required for the conduct of the discovery program. We utilized vendor-specific objective evidence for our FTE costs related to activities to be performed by Array scientists. We estimated a selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis. Revenue recognized under the Biogen agreement during the periods presented is based upon the level of staffing provided during those periods.

The agreement will continue on a product-by-product and country-by-country basis until no further payments of any kind are due to Array. Biogen may terminate the agreement for any reason upon 12 months after the effective date with three months’ notice, upon Array’s material breach or default under the discovery program, in the event of a change of control at Array, or if Array cannot perform any material obligations under the agreement for a specified period. The agreement may be terminated by either party for an uncured material breach of the agreement by the other party, or in the event of the other parties’ bankruptcy. Array and Biogen have also agreed to indemnify the other party for breaches of their respective representations and warranties under the agreement and certain of their respective activities under the agreement.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Celgene agreement.  These deliverables are (i) the performance of research services under the discovery program (the "research services deliverable"), (ii) a non-exclusive license granted to Celgene to certain Array and collaboration technology for the sole purpose of being able to perform collaboration activities and (iii) participation on the JRC. The Celgene agreement provides for no general right of return for any non-contingent deliverable. Both the research services deliverable and the JRC deliverable meet the separation criteria; however, the non-exclusive license deliverable has no value outside of the collaboration, therefore, it does not meet the separation criteria and is recognized as a combined unit of accounting with the research services deliverable. The research services deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the option term, which is the period of time between the effective date of the agreement and the earlier of a specified amount of time after the completion of certain preclinical studies to be conducted under the Celgene agreement, or three years after the effective date. The option term may be extended by Celgene for an additional one-year period under certain circumstances specified in the agreement.

The exclusive license that Celgene may obtain by exercising its option and paying an exercise fee to Array is a contingent deliverable due to the uncertainty regarding whether Celgene will exercise its option. Therefore, we did not allocate any of the up-front payment received to this contingent deliverable.

Determining a selling price for the research services deliverable required the use of certain estimates, including our estimate for the expected length of the option term, which we currently believe will be three years, and the number of FTEs required for the conduct of the discovery program. We utilized vendor-specific objective evidence for our FTE costs related to activities to be performed by Array scientists, as well as third-party estimates to determine the costs of the preclinical studies that we plan to outsource. We estimated a selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The majority of the up-front payment received is for the performance of research services, which we are recognizing in collaboration revenue over the three-year estimated option term, with remaining deferred revenue balances of $6.3 million and $7.3 million at September 30, 2014 and June 30, 2014, respectively.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. We have received up-front and milestone payments totaling $23.5 million under the 2003 agreement, including a $1.0 million milestone earned during the first quarter of fiscal 2014. We are eligible to earn an additional $24.0 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

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

The Chk-1 agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemistry, manufacturing and control ("CMC") activities for additional drug product or improved processes.  The CMC option is a contingent deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment has been allocated to the contingent CMC services that we may be obligated to perform in the future.

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

We had deferred revenue balances of $198 thousand and $367 thousand for Genentech at September 30, 2014 and June 30, 2014, respectively.

Genentech may terminate the 2003 agreement in its entirety upon four months' written notice to Array, and may terminate the Chk-1 agreement upon 60 days' written notice to Array. Under the Chk-1 agreement, either party may terminate upon a material breach by the other party that is not cured within the specified time period. If Genentech terminates the Chk-1 agreement due to a material breach by Array, the license to Genentech becomes irrevocable and the royalty to Array will be reduced to a specified percentage. If the Chk-1 agreement is terminated by Genentech for convenience or by Array due to a material breach by Genentech, the license granted to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and Array's exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the Chk-1 agreement. Array and Genentech have also agreed to indemnify the other party for breaches of representations or warranties made under the Chk-1 agreements and for certain of their respective activities under the Chk-1 agreement.

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("Trk") family of receptors, including LOXO-101, which is currently in a Phase 1 trial. In April 2014, Array and Loxo amended the agreement and, as a result, the research activities under the agreement were expanded. Under the terms of the amended agreement, Loxo will fund further preclinical research to be conducted by Array during the remainder of the three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity; following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted into shares of common stock on the closing date of Loxo's IPO, and currently represent less than a 10% ownership interest in Loxo. Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

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

To determine the stand-alone value of the license, we considered our negotiation discussions with Loxo that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. We also considered the estimated valuation of the preferred shares performed by an independent third-party and concluded that this value reasonably approximated the estimated selling price of the related license. We determined a selling price for the research services deliverable using our established annual FTE rate, which represents vendor-specific objective evidence for any FTE costs related to activities to be performed by Array scientists. We determined an estimated selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The receipt of the preferred shares was in consideration for the license deliverable. We allocated an amount of consideration under the Loxo agreement to the license deliverable equal to the fair value of the shares received after consideration of the other factors above. We chose the fair value of the shares received as this was a more evident and readily determinable measure as compared to the alternative method for determining the consideration to allocate to the license deliverable, which was the fair value for the exclusive license. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing. During the first quarter of fiscal 2014, we recognized the full $4.5 million estimated fair value of the preferred shares received in license revenue as delivery of the shares was not contingent upon either the delivery of additional items or meeting other specified performance conditions.

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, was allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term. We had deferred revenue balances of $695 thousand and $625 thousand for Loxo at September 30, 2014 and June 30, 2014, respectively. A portion of the September 30, 2014 deferred revenue balance relates to the additional CMC services.

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

In July 2014, we began performing additional CMC-related services for Loxo that are agreed to between the parties on a project level basis. Each project may consist of a single deliverable or multiple deliverables and each is evaluated for proper revenue recognition as a multiple-element arrangement when appropriate.

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

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to co-develop and commercialize binimetinib, as well as other specified MEK inhibitors. Under the Novartis agreement, we have elected to conduct further development of binimetinib as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment, which was received in the fourth quarter of fiscal 2011. In June 2013, we earned a $5 million milestone payment, which was received during the first quarter of fiscal 2014. We recognized the up-front fee and milestone payments under the Novartis agreement on a straight-line basis from April 2010 through April 2014. We are eligible to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the Novartis agreement are achieved for binimetinib. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S., as described below under Co-Development Arrangement.

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

Our share of the combined development costs was $4.5 million during each of the three months ended September 30, 2014 and 2013. We recorded co-development liabilities of $19.6 million and $16.2 million as of September 30, 2014 and June 30, 2014, respectively. We had related receivables of $4.5 million and $4.1 million as of September 30, 2014 and June 30, 2014, respectively, for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that in order for Oncothyreon to be able to conduct its activities during the proof-of-concept trials, Array is obligated to deliver three non-contingent deliverables related to the Oncothyreon agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables are (i) the license deliverable, which includes the initial technology transfer, as well as the transfer of regulatory information necessary for Oncothyreon to file its own IND, (ii) the transfer of existing quantities of clinical product, and (iii) participation on the joint development committee ("JDC") during the proof-of-concept activities. The Oncothyreon agreement provides for no general right of return for any non-contingent deliverable. The first non-

contingent deliverable for the license was completed as of June 30, 2013. The second non-contingent deliverable requiring Array to deliver existing quantities of clinical materials of ARRY-380 was completed during the first quarter of fiscal 2015, and the final obligation requiring us to participate on the JDC will be completed over the estimated time frame of the proof-of-concept activities.

The Oncothyreon agreement also includes contingent deliverables for the future manufacture and supply of additional drug product for the studies and for the rendering of support and advisory services by Array to Oncothyreon during the proof-of-concept trials. These deliverables are considered contingent because the scope, likelihood and timing of the potential services are unclear. We could elect to manufacture the additional drug materials in-house or by utilizing a third-party vendor. Therefore, no portion of the up-front payment was allocated to the contingent deliverables. Under the agreement we are not required to have any individuals devoted to supporting Oncothyreon; however, we currently have scientists providing services for whom we charge their time and any additional costs we incur to the development program for reimbursement from Oncothyreon. We recognize revenue for our FTEs and pass through costs in the period the services are provided or costs are incurred.

To determine the stand-alone value of the license deliverable, we considered the differences between this agreement and the licensing agreements with our other partners, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. We also considered clinical trial success rates in the industry. Taking into account these factors, as well as the stand-alone values for the delivery of existing drug product and JDC participation, all of the up-front payment was allocated to the license deliverable and was recognized in full during the three months ended June 30, 2013, upon completion of our obligation for this deliverable. No portion of any revenue recognized is refundable.

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

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,
	2014	2014

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(41,537)	(42,848)
Long-term debt, net	$105,263	$103,952

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

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and the revolving line of credit will mature in June 2015. Effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of September 30, 2014, the term loan with Comerica had an interest rate of 3.25% per annum.

The Loan and Security Agreement requires us to maintain a balance of cash at Comerica that is at least equivalent to our total outstanding obligation under the term loan if our overall balance of cash, cash equivalents and marketable securities at Comerica and approved outside accounts is less than $22 million. Additionally, we are required to comply with a financial covenant that applies if we draw down on the revolving line of credit. In this event, we must maintain a ratio equal to at least 1.25 to 1.00 as of the last day of each month calculated as follows: (A) total cash, cash equivalents and marketable securities less all outstanding obligations to Comerica under the term loan, plus specified percentages of the respective values of eligible accounts, equipment and eligible inventory, divided by (B) the aggregate amount outstanding under the revolving letter of credit sublimit. No amounts are outstanding under the revolving line of credit and we do not expect to make any draws under this facility.

Our obligations under the amended Loan and Security Agreement are secured by a first priority security interest in all of our assets, other than our intellectual property. The amended Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit agreements of this type. Our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments, are restricted by the Loan and Security Agreement as amended. The amended Loan and Security Agreement also contains events of default that are customary for credit agreements of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both September 30, 2014 and June 30, 2014, and was classified using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and offering expenses.

The Notes are the general senior unsecured obligations of Array. The Notes will bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by us.

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

In accordance with ASC Subtopic 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.4 million as of both September 30, 2014 and June 30, 2014.

The fair value of the Notes was approximately $116.4 million and $132.3 million at September 30, 2014 and June 30, 2014, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Comerica Term Loan
Simple interest	$121	$121
Amortization of fees paid for letters of credit	12	20
Total interest expense on the Comerica term loan	133	141
Convertible Senior Notes
Contractual interest	992	992
Amortization of debt discount	1,310	1,183
Amortization of debt issuance costs	74	67
Total interest expense on the convertible senior notes	2,376	2,242
Total interest expense	$2,509	$2,383

NOTE 5 – STOCKHOLDERS’ DEFICIT

Controlled Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we could sell up to $75 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. We completed the sale of all shares available under the Sales Agreement in June 2014. On August 15, 2014, we amended the Sales Agreement with Cantor to allow us to sell up to $47.5 million in additional shares under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 2% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. Unless otherwise terminated, the amended Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement, or March 27, 2016.

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2014	2013

Total shares of common stock sold	—	3,607
Average price per share	$—	$6.26
Gross proceeds	$—	$22,591
Commissions earned by Cantor	$—	$462

NOTE 6 – RESTRUCTURING CHARGES

Fiscal 2014 Restructuring

On August 5, 2013, we implemented a 20% reduction in our workforce to support our strategy to fund our development organization with strategic collaborations and to focus our resources to progress our hematology and oncology programs to later stage development. The actions associated with the reductions were substantially completed during the first quarter of fiscal 2014 and, as a result of the reductions, we recorded a one-time restructuring charge of $2.8 million for termination benefits in the same period. Of this charge, $2.2 million was recorded in research and development for proprietary programs and $602 thousand was recorded in general and administrative expense. The restructuring charge is associated with cash payments of $2.6 million and $194 thousand made during the first quarter and second quarter, respectively, of fiscal 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2015 refers to the fiscal year ending June 30, 2015, and the first or current quarter refers to the quarter ended September 30, 2014.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six Phase 3 studies are currently enrolling patients. These programs include two partnered cancer drugs, selumetinib, partnered with AstraZeneca, and binimetinib, partnered with Novartis.

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	Phase 2
2.	ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy, or LMNA-DCM	Phase 2
3.	ARRY-502	CRTh2 antagonist for asthma	Phase 2
4.	ARRY-614	p38/Tie2 dual inhibitor for myelodysplastic syndromes, or MDS	Phase 1

With our progress on filanesib for MM, we believe hematology/oncology is an area of significant opportunities for Array. While we are ready to start a global Phase 3 study comparing Kyprolis plus filanesib to Kyprolis alone in patients with relapsed refractory multiple myeloma, we are delaying the start of patient enrollment until we have clarity on the binimetinib program. We continue to progress select other programs, however, and initiated a

Phase 2 trial with ARRY-797 in a rare cardiovascular disease, based on scientific rationale, in vivo data and a single-patient investigational new drug, or IND, application. We are seeking a partner to advance our asthma program for ARRY-502 and, as we announced in August 2014, we have no plans to invest internally at this time in ARRY-614.

In addition, we have 11 ongoing partner-funded clinical programs, including two MEK inhibitors, which are both in Phase 3 clinical trials, binimetinib with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd.	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	ASLAN001/ARRY-543	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	Danoprevir	Hepatitis C virus protease inhibitor	Roche Holding AG	Phase 2
7.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
9.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
11.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

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

We have received a total of $643.0 million in research funding and in up-front and milestone payments from partners from inception through September 30, 2014, including $154 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five years. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 13 partnered programs.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our accompanying unaudited financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2014 vs. 2013
	2014	2013	$	%

License revenue	$169	$7,690	$(7,521)	(98)%
Milestone revenue	—	2,375	(2,375)	(100)%
Total license and milestone revenue	$169	$10,065	$(9,896)	(98)%

License revenue during the current three-month period represents the amortization of deferred revenue under our Genentech collaboration. The decline in license and milestone revenue was due to the full recognition in prior periods of all up-front license fees received under all of our other collaborations, including $2.5 million recognized under our Novartis collaboration and $4.5 million of non-cash license revenue recognized under our collaboration with Loxo during the prior period, as discussed under Note 3 – Collaboration and License Agreements – Loxo Oncology, Inc. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, Genentech license revenue was $521 thousand lower in the current period, compared with the same period of the prior year.

We recognized no milestone revenue during the three months ended September 30, 2014, compared with approximately $1.3 million of milestone revenue recognized under our Novartis collaboration and a $1.0 million milestone earned from Genentech for a Phase 2 start, both during the three months ended September 30, 2013.

Collaboration Revenue

Collaboration revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, lead optimization research, to a lesser degree, process research, analytical and formulation services, manufacture of drug product for toxicology and clinical studies and, to a small degree, the development and sale of chemical compounds.

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2014 vs. 2013
	2014	2013	$	%

Collaboration revenue	$5,900	$4,163	$1,737	42%

Collaboration revenue increased during the three months ended September 30, 2014, partially due to increases in the number of scientists working under our collaboration with Loxo, which was expanded in May 2014, resulting in an additional $775 thousand in collaboration revenue. Revenue of $1.1 million from our June 2014 Biogen collaboration and over $600 thousand from additional chemistry, manufacturing and control, or CMC, activities and other services we performed in the current period more than offset collaboration revenue recognized in the prior period from other collaborations that have since terminated.

Cost of Partnered Programs

Cost of partnered programs represents costs attributable to drug discovery, CMC services and development activities, including preclinical and clinical trials, we may conduct for or with our partners. These costs consist mainly of compensation, associated fringe benefits, share-based compensation, preclinical and clinical outsourcing costs and other collaboration-related costs, including supplies, small tools, travel and meals, facilities, depreciation, recruiting and relocation costs and other direct and indirect chemical handling and laboratory support costs.

Below is a summary of our cost of partnered programs (dollars in thousands):

	Three Months Ended		Change
	September 30,		2014 vs. 2013
	2014	2013	$	%

Cost of partnered programs	$12,177	$10,658	$1,519	14%

Cost of partnered programs increased during the three months ended September 30, 2014, due to our expanded collaboration with Loxo and advancing binimetinib, our MEK inhibitor, through clinical trials under our co-development arrangement with Novartis.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change
	September 30,		2014 vs. 2013
	2014	2013	$	%

Salaries, benefits and share-based compensation	$3,588	$5,758	$(2,170)	(38)%
Outsourced services and consulting	5,902	2,523	3,379	134%
Laboratory supplies	1,156	1,452	(296)	(20)%
Facilities and depreciation	1,243	1,620	(377)	(23)%
Other	301	351	(50)	(14)%
Total research and development expenses	$12,190	$11,704	$486	4%

Research and development expenses for proprietary programs increased during the three months ended September 30, 2014. The increases were primarily due to higher costs to advance filanesib in three ongoing clinical trials and start-up costs for two additional late-stage studies. These increased expenses were partially offset by a current period reduction of $2.2 million for termination benefits related to our workforce reduction in August 2013 that were recorded during the three months ended September 30, 2013.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change
	September 30,		2014 vs. 2013
	2014	2013	$	%

General and administrative expenses	$6,799	$5,179	$1,620	31%

General and administrative expenses increased during the three months ended September 30, 2014 primarily due to increased consulting, patent, bonus and share-based compensation expenses. Additionally, the comparable period of the prior year included $602 thousand for severance costs related to the reduction in our workforce.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change
	September 30,		2014 vs. 2013
	2014	2013	$	%

Interest income	$13	$16	$(3)	(19)%
Interest expense	(2,509)	(2,383)	(126)	(5)%
Total other expense, net	$(2,496)	$(2,367)	$(129)	(5)%

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Comerica Term Loan
Simple interest	$121	$121
Amortization of fees paid for letters of credit	12	20
Total interest expense on the Comerica term loan	133	141
Convertible Senior Notes
Contractual interest	992	992
Amortization of debt discount	1,310	1,183
Amortization of debt issuance costs	74	67
Total interest expense on the convertible senior notes	2,376	2,242
Total interest expense	$2,509	$2,383

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2014, we had an accumulated deficit of $745.5 million. We had net losses of $27.6 million for the three months ended September 30, 2014, and net losses of $85.3 million, $61.9 million, and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

For the three months ended September 30, 2014, our net cash used in operations was $18.8 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the fiscal year ended June 30, 2014, we received net proceeds of approximately $73 million from sales of our common stock under our March 2013 sales agreement with Cantor Fitzgerald, which we amended in August 2014 to allow additional sales of common stock under the agreement. We also received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and approximately $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we have received $209.1 million from up-front fees and license and milestone payments since December 2009, including the following payments:

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
We paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, representing our share of the combined development costs incurred and due since commencement of our agreement with Novartis for development of the binimetinib program, as discussed in Note 3 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We have the right to opt out of paying our share of the combined development costs on an annual basis after fiscal 2015. In our accompanying balance sheets, we have $19.6 million recorded as co-development liability for this obligation at September 30, 2014, compared with $16.2 million recorded at June 30, 2014. We anticipate paying approximately $15 million of the June 30, 2014 liability balance to Novartis during fiscal 2015.

We had a $5.4 million liability accrued at June 30, 2014 for estimated fiscal year 2014 annual employee bonuses. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year. In October 2014, we paid cash bonuses to our employees approximating the June 30, 2014 balance.

Management believes that our cash, cash equivalents and marketable securities as of September 30, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next three years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights to those programs, that include up-front, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, the transaction announced by Novartis to exchange certain assets with GlaxoSmithKline could affect the binimetinib program we licensed to Novartis under a License Agreement in April 2010, including the three Phase 3 trials currently underway. The program could revert to Array, for example, which may affect responsibility for development efforts and may result in the loss of any potential future milestone or royalty revenue currently provided under the License Agreement with Novartis.

Our risk factors are described under the heading "Item 1A. Risk Factors" under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and in other reports we file with the SEC.

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading "Item 1A. Risk Factors" under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly-liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Following the initial public offering of Loxo in August 2014 and the conversion of our Loxo preferred shares into common shares of Loxo, we began recording the estimated value of our investment in Loxo's common stock as short-term marketable securities in the current period. See Note 2 - Marketable Securities to our financial statements included elsewhere in this quarterly report on Form 10-Q for more information about our accounting treatment for the Loxo common shares. Long-term marketable securities are primarily securities held under our deferred compensation plan.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30, 2014	June 30, 2014	$ Change

Cash and cash equivalents	$46,829	$68,591	$(21,762)
Marketable securities – short-term	63,873	42,407	21,466
Marketable securities – long-term	730	640	90
Total	$111,432	$111,638	$(206)

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change
Cash flows provided by (used in):
Operating activities	$(18,769)	$(1,112)	$(17,657)
Investing activities	(3,038)	(10,846)	7,808
Financing activities	45	16,267	(16,222)
Total	$(21,762)	$4,309	$(26,071)

Net cash used in operating activities increased by $17.7 million during the three months ended September 30, 2014. The change was primarily due to cash received during the three months ended September 30, 2013, such as the $11 million up-front payment from Celgene in July 2013 and payments of $5 million and $1 million from Novartis and Genentech, respectively, in August 2013 for milestones earned at the end of fiscal 2013. We did not receive any up-front or milestone payments during the current period.

Net cash used in investing activities decreased $7.8 million between the current and prior year three-month periods. We used $8.1 million less cash during the three months ended September 30, 2014, related to our net investment activity in marketable securities. This was offset partially by increased capital expenditures of $285 thousand in the current three-month period compared with the same period of the prior year, which were primarily related to our new ERP system.

Net cash provided by financing activities decreased $16.2 million. We did not sell any shares of our common stock under our sales agreement with Cantor Fitzgerald during the current period, compared with proceeds of $14.9 million from such sales during the same period of the prior year. Additionally, we received approximately $1.4 million from employee stock option exercises and stock purchases under the employee stock purchase plan during the prior period compared with $50 thousand during the current period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2014, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment in Loxo common shares is subject to certain restrictions on transfer. As a result, we applied a marketability discount in determining the estimated value of these shares, as described in Note 2 - Marketable Securities to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, resulting in an estimated fair value of $19.0 million for the Loxo common shares as of September 30, 2014. Our investment in Loxo will be revalued on each balance sheet date, with any unrealized gains or losses recorded as a component of accumulated other comprehensive income in the stockholders' deficit section of our balance sheets.

Our investment in Loxo is subject to market price volatility. Fluctuations in the market price of publicly-traded equity securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors. The trading price of Loxo's common shares has varied by as much as 25% since the initial public offering. A 10% increase or decrease in the fair value of our investment in Loxo at September 30, 2014, would result in an increase or decrease to the fair value of the investment of approximately $1.9 million. Because the market price for this investment is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of the investment may differ significantly from the reported amount. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

The remainder of our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at September 30, 2014, we would expect future interest income to increase or decrease by approximately $446 thousand over the next 12 months based on the current balance of $44.6 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of September 30, 2014, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of September 30, 2014, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

Effective July 28, 2014, we substantially completed implementation of our new ERP system, which is expected to provide us with increased flexibility and scalability as we continue to evolve our business. Throughout implementation, we appropriately considered and evaluated the effectiveness of our internal controls over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of November 2014.

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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Amendment No. 1 to Sales Agreement, dated August 15, 2014, by and between registrant and Cantor Fitzgerald & Co.	POS AM	333-189048	8/18/2014
10.2	Description of Performance Bonus Program*	8-K	001-16633	8/20/2014
10.3	Form of Restricted Stock Unit Agreement*	8-K	001-16633	8/20/2014
10.4	Employment Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/2014
10.5	Noncompete Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/2014
10.6	Confidentiality and Inventions Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/2014
10.7	Employment Agreement, dated September 11, 2014, between registrant and Andrew Robbins*	8-K	001-16633	9/12/2014
10.8	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF-14A	001-16633	9/12/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

* Management contract or compensatory plan.