Form 10-Q
period 2014-12-31
ARRAY BIOPHARMA INC
filed 2015-02-04
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of January 30, 2015, the registrant had 139,696,856 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$68,145	$68,591
Marketable securities	73,416	42,407
Accounts receivable	4,878	5,429
Prepaid expenses and other current assets	4,315	5,249
Total current assets	150,754	121,676

Long-term assets
Marketable securities	873	640
Property and equipment, net	8,072	8,157
Other long-term assets	3,949	8,580
Total long-term assets	12,894	17,377
Total assets	$163,648	$139,053

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$9,264	$6,953
Accrued outsourcing costs	14,188	10,040
Accrued compensation and benefits	4,910	8,209
Other accrued expenses	2,709	1,444
Co-development liability	25,019	16,155
Deferred rent	3,800	3,739
Deferred revenue	8,049	6,193
Total current liabilities	67,939	52,733

Long-term liabilities
Deferred rent	2,156	4,096
Deferred revenue	—	3,353
Long-term debt, net	106,607	103,952
Other long-term liabilities	873	640
Total long-term liabilities	109,636	112,041
Total liabilities	177,575	164,774

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 138,696,623 and 131,817,422 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	139	132
Additional paid-in capital	687,226	652,696
Warrants	39,385	39,385
Accumulated other comprehensive income	13,463	2
Accumulated deficit	(754,140)	(717,936)
Total stockholders' deficit	(13,927)	(25,721)
Total liabilities and stockholders' deficit	$163,648	$139,053

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue
License and milestone revenue	$20,099	$9,287	$20,268	$19,352
Collaboration revenue	6,820	4,779	12,720	8,942
Total revenue	26,919	14,066	32,988	28,294

Operating expenses
Cost of partnered programs	13,098	13,110	25,275	23,768
Research and development for proprietary programs	11,817	9,487	24,007	21,191
General and administrative	8,078	5,472	14,877	10,651
Total operating expenses	32,993	28,069	64,159	55,610

Loss from operations	(6,074)	(14,003)	(31,171)	(27,316)

Other income (expense)
Interest income	8	23	21	39
Interest expense	(2,545)	(2,428)	(5,054)	(4,811)
Total other expense, net	(2,537)	(2,405)	(5,033)	(4,772)

Net loss	$(8,611)	$(16,408)	$(36,204)	$(32,088)

Change in unrealized gains and losses on marketable securities	(1,059)	(8)	13,461	2

Comprehensive loss	$(9,670)	$(16,416)	$(22,743)	$(32,086)

Weighted average shares outstanding – basic and diluted	133,815	123,921	132,820	120,715

Net loss per share – basic and diluted	$(0.06)	$(0.13)	$(0.27)	$(0.27)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statement of Stockholders' Deficit
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2014	131,817	$132	$652,696	$39,385	$2	$(717,936)	$(25,721)
Issuance of common stock under stock option and employee stock purchase plans	339	—	1,242	—	—	—	1,242
Share-based compensation expense	—	—	3,212	—	—	—	3,212
Issuance of common stock, net of offering costs	6,541	7	30,076	—	—	—	30,083
Change in unrealized gain on marketable securities	—	—	—	—	13,461	—	13,461
Net loss	—	—	—	—	—	(36,204)	(36,204)
Balance as of December 31, 2014	138,697	$139	$687,226	$39,385	$13,463	$(754,140)	$(13,927)

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(36,204)	$(32,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,805	2,353
Non-cash interest expense	2,827	2,575
Share-based compensation expense	3,212	2,008
Non-cash license revenue	—	(4,500)
Changes in operating assets and liabilities:
Accounts receivable	551	3,885
Prepaid expenses and other assets	892	205
Accounts payable and other accrued expenses	3,576	(940)
Accrued outsourcing costs	4,148	1,780
Accrued compensation and benefits	(3,299)	(4,067)
Co-development liability	8,864	(4,300)
Deferred rent	(1,879)	(1,818)
Deferred revenue	(1,497)	484
Other liabilities	221	108
Net cash used in operating activities	(16,783)	(34,315)

Cash flows from investing activities
Purchases of property and equipment	(1,720)	(725)
Purchases of marketable securities	(63,694)	(68,194)
Proceeds from sales and maturities of marketable securities	50,426	43,111
Net cash used in investing activities	(14,988)	(25,808)

Cash flows from financing activities
Proceeds from the issuance of common stock	30,702	44,810
Proceeds from employee stock purchases and options exercised	1,242	2,770
Payment of debt issuance costs	—	(86)
Payment of stock offering costs	(619)	(913)
Net cash provided by financing activities	31,325	46,581

Net decrease in cash and cash equivalents	(446)	(13,542)
Cash and cash equivalents at beginning of period	68,591	60,736
Cash and cash equivalents at end of period	$68,145	$47,194

Supplemental disclosure of cash flow information
Cash paid for interest	$2,223	$2,127

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

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2014, we had an accumulated deficit of $754.1 million. We had net losses of $8.6 million and $36.2 million for the three and six months ended December 31, 2014, respectively, and net losses of $85.3 million, $61.9 million and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of December 31, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

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

Array received shares of Loxo Oncology Inc.'s non-voting preferred stock as consideration for licensing rights we granted to Loxo under our July 2013 Drug Discovery Collaboration Agreement. Based on a valuation analysis prepared with the assistance of a third-party valuation firm, we recorded the $4.5 million estimated fair value of the preferred shares as a long-term investment utilizing the cost method of accounting. In August 2014, Loxo completed an initial public offering ("IPO") of its common stock, which then began to trade on the NASDAQ Global Market. At the closing of the IPO, the preferred shares we held were converted into approximately 1.6 million shares of common stock and, based on the readily determinable fair value of the Loxo common stock following the IPO, we began to account for our investment in Loxo as available-for-sale securities.

As of both December 31, 2014 and June 30, 2014, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. valued at $1.5 million that we received under a February 2007 Collaboration and License Agreement with VentiRx.

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

Concentration of Business Risks

Significant Partnerships

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Oncothyreon Inc.	76.3%	8.0%	65.4%	6.6%
Loxo Oncology, Inc.	7.5	8.0	13.0	23.8
AstraZeneca, PLC	0.1	35.9	0.1	17.9
Novartis International Pharmaceutical Ltd.	—	26.7	—	26.5
	83.9%	78.6%	78.5%	74.8%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2014.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

North America	$26,880	$5,237	$32,873	$15,706
Europe	33	8,794	46	12,553
Asia Pacific	6	35	69	35
Total revenue	$26,919	$14,066	$32,988	$28,294

Accounts Receivable

Novartis and Oncothyreon accounted for 81% and 11%, respectively, of our total accounts receivable balances as of December 31, 2014, compared with 75% and 15%, respectively, of our total accounts receivable balances as of June 30, 2014.

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$55,231	$1	$(5)	$55,227
Loxo common shares	4,500	13,467	—	17,967
Mutual fund securities	222	—	—	222
	59,953	13,468	(5)	73,416
Long-term available-for-sale securities:
Mutual fund securities	873	—	—	873
	873	—	—	873
Total	$60,826	$13,468	$(5)	$74,289

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$42,184	$2	$(1)	$42,185
Mutual fund securities	222	—	—	222
	42,406	2	(1)	42,407
Long-term available-for-sale securities:
Mutual fund securities	640	—	—	640
	640	—	—	640
Total	$43,046	$2	$(1)	$43,047

In August 2014, the Loxo preferred shares we held converted into approximately 1.6 million common shares as a result of Loxo's IPO. The Loxo common shares have the same $4.5 million cost basis as the Loxo preferred shares we previously held. The common shares are subject to restrictions on transfer under a lock-up agreement we entered into with Loxo's underwriters and under Rule 144 of the Securities Act of 1933. Due to these restrictions, we applied a marketability discount determined with the assistance of a third-party valuation firm to the market price of Loxo's common stock in order to estimate the fair value of our common shares. We derived an estimated fair value of $18.0 million for the Loxo common shares as of December 31, 2014, after applying this marketability discount. We recorded an unrealized gain of $13.5 million, representing the difference between the cost basis and the estimated fair value as of December 31, 2014, as accumulated other comprehensive income in the stockholder's deficit section of our balance sheet and as a change in unrealized gains and losses on marketable securities in our statement of operations and comprehensive loss. Our investment in Loxo will be revalued on each balance sheet date.

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	December 31,	June 30,
	2014	2014

Quoted prices in active markets for identical assets (Level 1)	$56,322	$43,047
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	17,967	—
Total	$74,289	$43,047

The following table is a roll forward of the fair value of our investment in Loxo common shares, which is determined using Level 3 inputs (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014
Balance, beginning of period	$19,020	$—
Transfer into Level 3	—	4,500
Change in unrealized gains included in comprehensive loss	(1,053)	13,467
Balance, end of period	$17,967	$17,967

The marketability discount for the Loxo common shares was determined using Finnerty's Average-Strike Put Option Model, which is based on Level 3 inputs that include the length of restriction period, volatility and dividend yield. Additionally, due to the short trading history of Loxo's common shares we relied on the average volatility of comparable companies.

The following table provides quantitative information about the unobservable inputs of our fair value measurements for Level 3 assets as of December 31, 2014:

Unobservable Inputs	Amount

Length of restriction period (in months)	1
Volatility	50%
Dividend yield	0%

As of December 31, 2014, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$55,231	$55,227
Total	$55,231	$55,227

NOTE 3 - TERMINATION AND ASSET TRANSFER AGREEMENT

On December 3, 2014, Array announced that it entered into a Termination and Asset Transfer Agreement dated November 26, 2014 (the "Binimetinib Agreement"), with Novartis Pharma AG ("Novartis AG") and Novartis International Pharmaceutical Ltd. ("Novartis"). Under the Binimetinib Agreement, Array, Novartis AG and Novartis agreed to the terms pursuant to which Array will regain all development and commercialization rights to binimetinib, a MEK oncology program that we had previously licensed to Novartis under a License Agreement dated April 19, 2010. When the transactions contemplated by the Binimetinib Agreement become effective, the existing License Agreement will terminate. Until the License Agreement terminates, we continue to account for our co-development of binimetinib with Novartis in accordance with the License Agreement.

Novartis’ divestiture of the binimetinib assets to Array and the termination of the existing License Agreement pursuant to the Binimetinib Agreement is contingent upon, and will automatically become effective as of the closing of the transactions announced by Novartis AG and GlaxoSmithKline PLC (the “GSK Transactions”) on April 22, 2014. The Binimetinib Agreement is also subject to the receipt of regulatory approvals.

The Binimetinib Agreement requires that Novartis, at its expense, transfer or exclusively license to Array all assets, including intellectual property, regulatory filings, technology, inventory and contract rights, owned by Novartis or its affiliates that relate to binimetinib worldwide. We will receive an up-front payment of up to $85 million within 30 days of the effective date, which is the closing of the GSK Transactions. Following the effective date, we will have full rights to develop, manufacture and commercialize binimetinib and, as a result of the termination of the existing License Agreement, will not be required to pay our portion of accrued co-development costs, including a $15 million obligation for fiscal year 2014.

In addition, on the effective date of the Binimetinib Agreement, Array, Novartis AG and Novartis will enter into certain ancillary agreements relating to the transfer of the binimetinib assets, the transition of ongoing clinical trials and post-closing supply and other transition support obligations of Novartis.

Novartis will be responsible for continued conduct and funding of the ongoing COLUMBUS trial through completion of last patient first visit, but no later than June 30, 2016. At that time, conduct of the trial will transfer to Array, and Novartis will continue to reimburse Array for all out-of-pocket costs and one-half of Array’s fully-burdened full-time employee ("FTE") costs based on an annual FTE rate through the end of the trial. See Note 9 - Subsequent Event for additional information.

All other clinical trials involving binimetinib, including the Phase 3 NRAS melanoma clinical trial (NEMO) and Phase 3 low-grade serous ovarian cancer trial (MILO) will continue to be conducted as currently contemplated, with Novartis providing substantial financial support in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s FTE costs based on an annual FTE rate. At designated points for each trial, Novartis will transition responsibility and provide this continuing financial support to us for completing the trials.

•
NEMO trial: Novartis will conduct and solely fund the Phase 3 NEMO trial through June 30, 2016. For all NEMO activities required following that date, we would be responsible for conducting the trial and Novartis would provide the financial support to us described above.

•	MILO trial: We will continue conduct and complete the Phase 3 MILO trial and Novartis will provide financial support to us as described above.

•
Novartis will conduct and fund, and transfer at designated times all other Novartis sponsored trials, including a series of planned clinical pharmacology and pediatric trials, through December 31, 2015. For all activities required following that date, we will be responsible for conducting those trials and Novartis would provide financial support to us as described above.

•
On the effective date, Novartis will transfer at designated times, and we will oversee the conduct and completion of, all ongoing and planned investigator sponsored clinical trials. Novartis will provide financial support to us as described above.

Novartis will remain responsible for conducting and funding development of the NRAS melanoma companion diagnostic until Premarket Approval is received from the U.S. Food and Drug Administration. Following approval, Novartis will transfer the product and Premarket Approval to a diagnostic vendor of our designation.

Novartis also retains binimetinib supply obligations for all clinical and commercial needs for up to 30 months after closing and will also assist us in the technology and manufacturing transfer of binimetinib. Novartis will also provide Array continued clinical supply of several Novartis pipeline compounds including, but not limited to, LEE011 (CDK 4/6 inhibitor) and BYL719 (α-PI3K inhibitor), for use in currently ongoing combination studies, and possible future studies, including Phase 3 trials, with binimetinib.

Each party has also agreed to indemnify and hold the other party and its affiliates harmless from and against certain liabilities identified in the Binimetinib Agreement and to a general release of claims relating to the existing License Agreement. The Binimetinib Agreement may be terminated only upon the mutual agreement of Novartis and Array or by either Novartis or Array if the GSK Transactions are terminated without the consummation thereof.

As described below under Note 9 - Subsequent Event, on January 19, 2015, Array, Novartis AG and Novartis amended the Binimetinib Agreement in connection with an Asset Transfer Agreement between Array and Novartis AG pursuant to which Array will obtain worldwide development and commercialization rights to encorafenib (LGX818), subject to regulatory approvals and the closing of the GSK Transactions. The amendment modified certain terms of the Binimetinib Agreement to reflect transfer of encorafenib rights to Array and not to a third party as originally contemplated.

NOTE 4 – COLLABORATION AND LICENSE AGREEMENTS

The following table summarizes our total revenues related to collaboration and license agreements with our partners, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Oncothyreon Inc. (1)	$20,527	$1,127	$21,567	$1,859
Loxo Oncology, Inc.	2,011	1,125	4,303	6,725
Celgene	1,713	976	2,689	1,790
Biogen Idec	1,233	—	2,315	—
Genentech, Inc.	99	537	268	2,227
Novartis International Pharmaceutical Ltd.	—	3,750	—	7,500
AstraZeneca, PLC	33	5,044	46	5,058
Other partners	1,303	1,507	1,800	3,135
Total revenue	$26,919	$14,066	$32,988	$28,294

(1) Includes $382 thousand and $892 thousand for reimbursable expenses during the three months ended December 31, 2014 and 2013, respectively, and $1.2 million and $1.4 million for reimbursable expenses during the six months ended December 31, 2014 and 2013, respectively.

Biogen Idec

Array entered into a Drug Discovery Collaboration Agreement with Biogen Idec MA Inc. ("Biogen") in May 2014 for the discovery and development of Array-discovered inhibitors targeting a novel kinase for the treatment of autoimmune disorders. Under the terms of the agreement, Biogen and Array will collaborate on the discovery of the novel kinase inhibitors. Biogen will be responsible for all aspects of clinical development and commercialization. Pursuant to advance quarterly funding from Biogen, Array will provide staffing to support the discovery program during the three-year discovery program term, which may be extended for an additional 12-month period upon consent from both parties. The agreement includes research funding for three years, various milestone payments payable upon achievement of certain development and commercial milestones, and royalties to Array.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we identified two non-contingent deliverables that met the separation criteria, the first being conduct of discovery and pre-IND manufacturing activities under the discovery program (the “discovery program deliverable”), and participation on the joint research committee ("JRC") as the second. The discovery program deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the discovery program term. Revenue recognized under the Biogen agreement during the periods presented is based upon the level of staffing provided during those periods and our established FTE rate for research services.

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

Determining a selling price for the research services deliverable required the use of certain estimates, including our estimate for the expected length of the option term, which we believed would be three years, and the number of FTEs required for the conduct of the discovery program. We utilized vendor-specific objective evidence for our FTE costs related to activities to be performed by Array scientists, as well as third-party estimates to determine the costs of the preclinical studies that we plan to outsource. We estimated a selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The majority of the up-front payment received is for the performance of research services, which we are recognizing in collaboration revenue over the estimated option term, which originally was estimated to be three years. During the three months ended December 31, 2014, we revised this estimate to just over two years. Therefore, we have prospectively adjusted recognition of the unrecognized portion of the up-front payment at the time of the change in estimate over the revised remaining option period. Deferred revenue balances were $4.6 million and $7.3 million at December 31, 2014 and June 30, 2014, respectively.

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

Genentech, Inc.

We entered into a Licensing and Collaboration Agreement with Genentech Inc. ("Genentech") in December 2003 for development of small molecule drugs invented by Array directed at multiple therapeutic targets in the field of oncology. In August 2011, we entered into a License Agreement with Genentech for the development of each company’s small-molecule Checkpoint kinase 1 ("Chk-1") program in oncology.

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. We have received up-front and milestone payments totaling $23.5 million under the 2003 agreement, including a $1.0 million milestone earned during the first quarter of fiscal 2014. We are eligible to earn an additional $23.0 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

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

The first and second non-contingent deliverables were completed during fiscal 2012 and revenue for both of these deliverables was recognized in full during that period. We are recognizing revenue allocated to the third obligation over the period from inception of the Chk-1 agreement until such time that the specified milestone is achieved.

The Chk-1 agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemistry, manufacturing and control ("CMC") activities for additional drug product or improved processes.  The CMC option is a contingent deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment was allocated to the contingent CMC services.

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

We had deferred revenue balances of $99 thousand and $367 thousand for Genentech at December 31, 2014 and June 30, 2014, respectively.

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

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("Trk") family of receptors, including LOXO-101, which is currently in a Phase 1 trial. In April 2014, Array and Loxo amended the agreement to expand the research activities under the agreement. Under the terms of the amended agreement, Loxo will fund further preclinical research to be conducted by Array during the remainder of the three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity and following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted into shares of common stock on the closing date of Loxo's IPO, and currently represent less than a 10% ownership interest in Loxo. Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

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

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, was allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term. We had deferred revenue balances of $762 thousand and $625 thousand for Loxo at December 31, 2014 and June 30, 2014, respectively.

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

In July 2014, we began performing additional CMC-related services for Loxo that are agreed to between the parties on a project level basis. Each project may consist of a single deliverable or multiple deliverables and each is evaluated for proper revenue recognition as a multiple-element arrangement when appropriate. A portion of the December 31, 2014 deferred revenue balance relates to these additional CMC services.

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

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which grants Novartis the exclusive worldwide right to co-develop and commercialize binimetinib, as well as other specified MEK inhibitors. Array will regain these rights and the existing License Agreement will terminate on the effective date of the Binimetinib Agreement following closing of the GSK Transactions, as discussed in Note 3 - Termination and Asset Transfer Agreement. Under the License Agreement, we have elected to conduct further development of binimetinib as a single agent in a Phase 3 trial of patients with low-grade serous ovarian cancer. Novartis is responsible for all other development activities and for the commercialization of products under the agreement, subject to our option to co-detail approved drugs in the U.S.

In consideration for the rights granted to Novartis under the License Agreement, we received $45 million in the fourth quarter of fiscal 2010, which was comprised of an up-front fee and a milestone payment. In March 2011, we earned a $10 million milestone payment, which was received in the fourth quarter of fiscal 2011. In June 2013, we earned a $5 million milestone payment, which was received during the first quarter of fiscal 2014. We recognized the up-front fee and milestone payments under the License Agreement on a straight-line basis from April 2010 through April 2014. We are eligible to receive up to approximately $408 million in additional aggregate milestone payments if all clinical, regulatory and commercial milestones specified in the License Agreement are achieved for binimetinib. Novartis will also pay us royalties on worldwide sales of any approved drugs. In addition, as long as we continue to co-develop products under the program, the royalty rate on U.S. sales is significantly higher than the rate on sales outside the U.S., as described below under Co-Development Arrangement. Our right to receive potential milestone payments and royalties will terminate on the effective date of the Binimetinib Agreement.

The License Agreement will be in effect on a product-by-product and country-by-country basis until no further payments are due with respect to the applicable product in the applicable country, unless terminated earlier, or until the effective date of the Binimetinib Agreement. Either party may terminate the agreement in the event of an uncured material breach of a material obligation under the agreement by the other party upon 90 days' prior notice. Novartis may terminate portions of the agreement following a change in control of Array and may terminate the agreement in its entirety or on a product-by-product basis with 180 days' prior notice. Array and Novartis have each further agreed to indemnify the other party for manufacturing or commercialization activities conducted by it under the agreement, or for negligence, willful misconduct or breach of covenants, warranties or representations made by it under the agreement.

Co-Development Arrangement

The License Agreement also contains co-development rights whereby we can elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program, with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the License Agreement. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We recorded co-development liabilities of $25.0 million and $16.2 million as of December 31, 2014 and June 30, 2014, respectively. We have the right to opt out of paying our share of the combined development costs on an annual basis after fiscal 2015, in which case, the U.S. royalty rate would then be reduced for any such product based on a pre-specified formula, subject to a minimum that equals the royalty rate on sales outside the U.S. Additionally, we would no longer have the right to develop or co-detail such product. The License Agreement, and therefore our co-development liability, will terminate upon the effective date of the Binimetinib Agreement, as discussed above in Note 3 - Termination and Asset Transfer Agreement.

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

Our share of the combined development costs was $5.4 million and $5.3 million during the three months ended December 31, 2014 and 2013, respectively, and $9.8 million during each of the six months ended December 31, 2014 and 2013. We had related receivables of $4.0 million and $4.1 million as of December 31, 2014 and

June 30, 2014, respectively, for the reimbursable development costs we incurred during the respective preceding three-month periods in excess of the annual cap. Upon the closing of the transactions contemplated by the Binimetinib Agreement, our co-development liability, and any receivables from Novartis then outstanding under the License Agreement, will be eliminated and costs associated with the ongoing clinical trials for binimetinib will be paid by Novartis for the periods and as provided in the Binimetinib Agreement. See Note 3 - Termination and Asset Transfer Agreement.

Oncothyreon Inc.

License Agreement

Effective December 11, 2014, Array entered into a License Agreement with Oncothyreon Inc. ("Oncothyreon"). Pursuant to the License Agreement, Array has granted Oncothyreon an exclusive license to develop, manufacture and commercialize ONT-380 (previously known also as ARRY-380), an orally active, reversible and selective small-molecule HER2 inhibitor. The License Agreement replaces and terminates the prior Development and Commercialization Agreement under which Oncothyreon and Array were jointly developing ONT-380, and going forward, Oncothyreon will be solely responsible for all preclinical and clinical development, regulatory and commercialization activities relating to ONT-380.

Under the terms of the License Agreement, Oncothyreon paid Array a non-refundable, up-front fee of $20 million. In addition, if Oncothyreon sublicenses rights to ONT-380 to a third party, Oncothyreon will pay Array a percentage of any sublicense payments it receives, with the percentage varying according to the stage of development of ONT-380 at the time of the sublicense. If Oncothyreon is acquired within three years of the effective date of the License Agreement, and ONT-380 has not been sublicensed to another entity prior to such acquisition, then the acquirer will be required to make certain milestone payments of up to $280 million to Array, which are primarily based on potential ONT-380 sales. Array is also entitled to receive up to a double-digit royalty based on net sales of ONT-380.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that the exclusive license is the only non-contingent deliverable with stand-alone value under the License Agreement. Array must also expend a nominal amount of effort related to technology transfer, which was completed as of December 31, 2014, but because the technology transfer deliverable does not meet the separation criteria, it was recognized as a combined unit of accounting with the license. Potential payments for a percentage of sublicensing rights, milestone payments and royalties cannot be estimated. Also, at its separate expense Oncothyreon may request additional technology transfer and/or transition services from Array. Due to uncertainty of the likelihood and timing of all of the potential payments and additional services, their consideration is not considered fixed and determinable, therefore no portion of the up-front fee has been allocated to them.

The entire $20 million up-front fee was allocated to the combined license/initial technology transfer unit of accounting, which we recognized in full in license revenue during December 2014.

The License Agreement will expire on a country-by-country basis on the later of 10 years following the first commercial sale of the product in each respective country or expiration of the last to expire patent covering the product in such country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by Oncothyreon on 180 days' notice to Array. Oncothyreon and Array have also agreed to indemnify the other party for certain of their respective warranties and obligations under the License Agreement.

Development and Commercialization Agreement

Our May 2013 Development and Commercialization Agreement with Oncothyreon was a collaboration to develop and commercialize ONT-380 for the treatment of cancer. This agreement was terminated effective December 11, 2014. Oncothyreon paid Array a one-time up-front fee of $10 million and received a license to ONT-380 enabling it to perform its development activities under this terminated agreement. This up-front fee was allocated to the license deliverable and was recorded as revenue during the three months ended June 30, 2013. Oncothyreon was responsible for conducting the clinical development of ONT-380 through a defined set of proof-of-concept trials and was also responsible for all development costs incurred by or on behalf of either party with respect to these proof-of-concept trials.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	June 30,
	2014	2014

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(40,193)	(42,848)
Long-term debt, net	$106,607	$103,952

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

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and the revolving line of credit will mature in June 2015. Effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of December 31, 2014, the term loan with Comerica had an interest rate of 3.25% per annum.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both December 31, 2014 and June 30, 2014, and was classified using Level 2, observable inputs other than quoted prices in active markets.

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

In accordance with ASC Subtopic 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.3 million and $2.4 million as of December 31, 2014 and June 30, 2014, respectively.

The fair value of the Notes was approximately $123.3 million and $132.3 million at December 31, 2014 and June 30, 2014, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Comerica Term Loan
Simple interest	$122	$120	$243	$241
Amortization of fees paid for letters of credit	11	9	23	29
Total interest expense on the Comerica term loan	133	129	266	270
Convertible Senior Notes
Contractual interest	992	1,003	1,984	1,995
Amortization of debt discount	1,344	1,227	2,654	2,410
Amortization of debt issuance costs	76	69	150	136
Total interest expense on the convertible senior notes	2,412	2,299	4,788	4,541
Total interest expense	$2,545	$2,428	$5,054	$4,811

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

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Six Months Ended
	December 31,
	2014	2013

Total shares of common stock sold	6,541	7,068
Average price per share	$4.69	$6.34
Gross proceeds	$30,702	$44,810
Commissions earned by Cantor	$614	$906

NOTE 7 – RESTRUCTURING CHARGES

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

NOTE 8 – SUBSEQUENT EVENT

On January 19, 2015, Array entered into an Asset Transfer Agreement (the “Encorafenib Agreement”) with Novartis AG. Under the Encorafenib Agreement, Array and Novartis AG agreed to the terms pursuant to which Array will obtain worldwide development and commercialization rights to encorafenib (LGX818), a BRAF oncology product. At the same time, Array, Novartis AG and Novartis amended the Binimetinib Agreement, as discussed in Note 3 - Termination and Asset Transfer Agreement, pursuant to which Array will regain worldwide development and commercialization rights to binimetinib, a MEK oncology product that we had previously licensed to Novartis, in order to reflect transfer of encorafenib rights to Array and not to a third party as originally contemplated.

Novartis AG's divestiture of the encorafenib assets to Array pursuant to the Encorafenib Agreement is contingent upon, and will automatically become effective as of the closing of the GSK Transactions. The Encorafenib Agreement is also subject to the receipt of regulatory approvals.

Subject to the terms thereof, the Encorafenib Agreement requires that Novartis AG transfer or exclusively license to Array all assets, including intellectual property, regulatory filings, technology, inventory, the companion diagnostic partner agreement, and other contract rights, owned by Novartis AG or its affiliates that relate to encorafenib worldwide. Following the effective date and subject to certain commitments further described below, we will have worldwide rights to develop, manufacture and commercialize encorafenib.

On the effective date of the Encorafenib Agreement, Array and Novartis AG will enter into certain ancillary agreements relating to the transfer of the encorafenib assets and the transition of certain ongoing clinical trials and post-closing supply obligations of Novartis. Array and Novartis will also enter into a divestiture commitment agreement pursuant to which Array agrees to obtain an experienced partner for global development and commercialization in the European Economic Area of both binimetinib and encorafenib, as described more fully below.

All other clinical trials involving encorafenib, including the COLUMBUS trial, will continue to be conducted as currently contemplated until completion or transition to Array, with Novartis providing substantial financial support in the form of reimbursement to Array for out-of-pocket costs and for one-half of Array’s fully-burdened FTE costs based on an annual FTE rate in connection with completing the trials. At designated points for each trial, Novartis will transition responsibility and provide this continuing financial support to us for completing the trials.

Novartis will also supply encorafenib for clinical and commercial use for up to 30 months after closing, during which time Novartis will assist us in the technology and manufacturing transfer of encorafenib.  Novartis will also provide Array continued clinical supply of several Novartis pipeline compounds including, but not limited to, LEE011 (CDK 4/6 inhibitor) and BYL719 (α-PI3K inhibitor), for use in currently ongoing combination studies, and possible future studies, including Phase 3 trials, with encorafenib.

Each party has also agreed to indemnify and hold the other party and its affiliates harmless from and against certain liabilities identified in the Encorafenib Agreement. Provided regulatory approval is obtained, the Encorafenib Agreement may be terminated only upon the mutual agreement of Novartis AG and Array or by either Novartis AG or Array if the GSK Transactions are terminated without the consummation thereof. If the Encorafenib Agreement terminates for any reason, the amendment to the Binimetinib Agreement (other than certain financial terms thereof) will terminate and be of no force and effect.

In order to address competition concerns raised by the European Commission, as part of the agreement, we have committed to obtain an experienced partner for global development and European commercialization of both binimetinib and encorafenib acceptable to the European Commission. We have granted a conditional license permitting the licensee to develop encorafenib and binimetinib worldwide and to exclusively commercialize both products in the European Economic Area. If we are unable, in the prescribed time period, to negotiate a collaboration and license agreement with a partner and on terms acceptable to the European Commission, the conditional license will be assigned to a trustee approved by the European Commission, who will thereafter sell the license to a suitable third party for no minimum price.

In addition, we agreed to undertake to obtain certain third party consents or waivers necessary for us to consummate the transactions under the Encorafenib Agreement.

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2015 refers to the fiscal year ending June 30, 2015, and the second or current quarter refers to the quarter ended December 31, 2014.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six Phase 3 studies are currently enrolling patients. These programs include two partnered cancer drugs, selumetinib (AstraZeneca) and binimetinib (MEK162/Novartis)

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	Phase 2
2.	ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy, or LMNA-DCM	Phase 2

With our progress on filanesib for MM, we believe hematology/oncology is an area of significant opportunities for Array. While we are ready to start a global Phase 3 study comparing Kyprolis plus filanesib to Kyprolis alone in patients with relapsed refractory multiple myeloma, we are delaying the start of patient enrollment until we have clarity on the return of the binimetinib program and the assumption of the encorafinib program. See Note 3 - Termination and Asset Transfer Agreement and Note 9 - Subsequent Event to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about these agreements and their terms. We continue to progress select other programs, however, and initiated a Phase 2 trial with ARRY-797 in a rare cardiovascular disease, based on scientific rationale, in vivo data and a single-patient investigational new drug, or IND, application. In addition, we have two other wholly-owned clinical stage drugs: ARRY-502 for asthma and ARRY-614 for myelodysplastic syndromes.  We are seeking a partner to advance ARRY-502 and, as we announced in August 2014, we have no plans to invest internally at this time in ARRY-614.

In addition, we have 11 ongoing partner-funded clinical programs, including two MEK inhibitors, which are both in Phase 3 clinical trials, binimetinib with Novartis and selumetinib with AstraZeneca:

	Drug Candidate	Indication	Partner	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Novartis International Pharmaceutical Ltd. (1)	Phase 3
2.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
3.	ASLAN001/ARRY-543	HER2 / EGFR inhibitor for gastric cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	Danoprevir	Hepatitis C virus protease inhibitor	Roche Holding AG	Phase 2
7.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
8.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
9.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
11.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

(1) As discussed in Note 3 - Termination and Asset Transfer Agreement to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, upon the closing of the transactions contemplated under the Binimetinib Agreement, this program would again be wholly-owned by Array.

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

We have received a total of $669.9 million in research funding and in up-front and milestone payments from partners from inception through December 31, 2014, including $174 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five years. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 13 partnered programs.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or partnering agreements can be found in Note 4 – Collaboration and License Agreements to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 vs. 2013		December 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

License revenue	$20,099	$3,037	$17,062	562%	$20,268	$10,727	$9,541	89%
Milestone revenue	—	6,250	(6,250)	(100)%	—	8,625	(8,625)	(100)%
Total license and milestone revenue	$20,099	$9,287	$10,812	116%	$20,268	$19,352	$916	5%

License revenue increased primarily because we recognized the entire $20 million up-front fee received from Oncothyreon under the December 2014 License Agreement as license revenue during the current three- and six-month periods. License revenue for the comparable prior three-month period includes $2.5 million recognized under our Novartis collaboration, with the remaining balance representing the amortization of deferred revenue under our Genentech collaboration. License revenue for the comparable prior six-month period primarily includes $5.0 million recognized under our Novartis collaboration and $1.2 million under our Genentech collaboration, as well as $4.5 million of non-cash license revenue recognized under our collaboration with Loxo, as discussed under Note 4 – Collaboration and License Agreements – Loxo Oncology, Inc. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We recognized no milestone revenue during the three and six months ended December 31, 2014, compared with $5 million earned from AstraZeneca during the prior year three- and six-month periods, $1.3 million and $2.5 million earned from Novartis during the prior year three- and six-month periods, respectively, and $1 million from Genentech during the prior year six-month period.

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

Below is a summary of our collaboration revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 vs. 2013		December 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Collaboration revenue	$6,820	$4,779	$2,041	43%	$12,720	$8,942	$3,778	42%

Collaboration revenue during the three and six months ended December 31, 2014 was positively impacted by an increase in the number of scientists working under our collaboration with Loxo, which was expanded in May 2014, resulting in an additional $850 thousand and $1.6 million in collaboration revenue during the three and six months ended December 31, 2014, respectively. We shortened our estimate of the option term under the July 2013 agreement with Celgene during the three months ended December 31, 2014, which increased the amortization of deferred collaboration revenue during the current three- and six-month periods by $737 thousand and $899 thousand, respectively. Finally, revenue from new collaborations including Biogen in June 2014 and additional chemistry, manufacturing and control, or CMC, activities and other services we performed in the current periods more than offset collaboration revenue recognized in prior periods from other collaborations that have either since terminated or experienced a decline in activities. Biogen contributed collaboration revenue of $1.2 million and $2.3 million to the three and six months ended December 31, 2014, exceeding revenue in both comparable prior year periods related to a previous collaboration that terminated in January 2014, while additional CMC services contributed approximately $700 thousand and $1.3 million to the three and six months ended December 31, 2014. Partially offsetting the above increases in both current year periods was a reduction in revenue related to reimbursable expenses under the Oncothyreon collaboration.

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

Below is a summary of our cost of partnered programs (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 vs. 2013		December 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Cost of partnered programs	$13,098	$13,110	$(12)	—%	$25,275	$23,768	$1,507	6%

Cost of partnered programs was flat during the three months ended December 31, 2014 and increased between the comparable six-month periods. The increase during the current six months was primarily due to our new collaboration with Biogen and our expanded collaboration with Loxo, as well as further advancing binimetinib through clinical trials under our co-development arrangement with Novartis.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 vs. 2013		December 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Salaries, benefits and share-based compensation	$3,172	$3,542	$(370)	(10)%	$6,760	$9,300	$(2,540)	(27)%
Outsourced services and consulting	6,030	2,873	3,157	110%	11,932	5,396	6,536	121%
Laboratory supplies	988	1,436	(448)	(31)%	2,144	2,888	(744)	(26)%
Facilities and depreciation	1,188	1,360	(172)	(13)%	2,431	2,980	(549)	(18)%
Other	439	276	163	59%	740	627	113	18%
Total research and development expenses	$11,817	$9,487	$2,330	25%	$24,007	$21,191	$2,816	13%

Research and development expenses for proprietary programs increased during the three and six months ended December 31, 2014. The increases were primarily due to higher costs to advance filanesib in two ongoing Phase 2 clinical studies. These increased expenses were partially offset by a $2.2 million reduction during the current six-month period for termination benefits related to our workforce reduction in August 2013 that were recorded during the six months ended December 31, 2013.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 vs. 2013		December 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

General and administrative expenses	$8,078	$5,472	$2,606	48%	$14,877	$10,651	$4,226	40%

General and administrative expenses increased during the three and six months ended December 31, 2014. The increases in both periods are largely the result of consulting, legal and other expenses related to regaining the rights to binimetinib through the Binimetinib Agreement, see Note 3 - Termination and Asset Transfer Agreement to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 vs. 2013		December 31,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Interest income	$8	$23	$(15)	(65)%	$21	$39	$(18)	(46)%
Interest expense	(2,545)	(2,428)	(117)	(5)%	(5,054)	(4,811)	(243)	(5)%
Total other expense, net	$(2,537)	$(2,405)	$(132)	(5)%	$(5,033)	$(4,772)	$(261)	(5)%

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Comerica Term Loan
Simple interest	$122	$120	$243	$241
Amortization of fees paid for letters of credit	11	9	23	29
Total interest expense on the Comerica term loan	133	129	266	270
Convertible Senior Notes
Contractual interest	992	1,003	1,984	1,995
Amortization of debt discount	1,344	1,227	2,654	2,410
Amortization of debt issuance costs	76	69	150	136
Total interest expense on the convertible senior notes	2,412	2,299	4,788	4,541
Total interest expense	$2,545	$2,428	$5,054	$4,811

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2014, we had an accumulated deficit of $754.1 million. We had net losses of $8.6 million and $36.2 million for the three and six months ended December 31, 2014, respectively, and net losses of $85.3 million, $61.9 million, and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

For the six months ended December 31, 2014, our net cash used in operations was $16.8 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the six months ended December 31, 2014 and fiscal year ended June 30, 2014, we received net proceeds of approximately $30 million and $73 million, respectively, from sales of our common stock under our March 2013 sales agreement with Cantor Fitzgerald, which we amended in August 2014 to allow additional sales of common stock under the agreement. We also received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and approximately $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we have received $230.7 million from up-front fees and license and milestone payments since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a Drug Discovery and Development Agreement with Celgene.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a Drug Discovery Collaboration Agreement with Genentech.

•	In June 2012, we received an $8.5 million milestone payment from Amgen under a Collaboration and License Agreement.

•	In June 2013, we received a $10 million up-front payment under a Development and Commercialization Agreement with Oncothyreon.

•	In July 2013, we received an $11 million up-front payment under a Drug Discovery and Development Option and License Agreement with Celgene.

•	In August 2013, we received a $5 million milestone payment under a License Agreement with Novartis.

•	In November 2013, we received a $5 million milestone payment under a Collaboration and License Agreement with AstraZeneca.

•	In December 2014, we received a $20 million up-front payment under a License Agreement with Oncothyreon.

We paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, representing our share of the combined development costs incurred and due since commencement of our agreement with Novartis for development of the binimetinib program, as discussed in Note 4 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We have the right to opt out of paying our share of the combined development costs on an annual basis after fiscal 2015. In our accompanying balance sheets, we have $25.0 million recorded as co-development liability for this obligation at December 31, 2014, compared with $16.2 million recorded at June 30, 2014. The License Agreement, and therefore our co-development liability, will terminate upon the effective date of the Binimetinib Agreement, as discussed above in Note 3 - Termination and Asset Transfer Agreement to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Management believes that our cash, cash equivalents and marketable securities as of December 31, 2014 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights to those programs, that include up-front, royalty and/or milestone payments.

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

Short-term marketable securities consist primarily of U.S. government agency obligations with maturities of greater than 90 days when purchased. Following the initial public offering of Loxo in August 2014 and the conversion of our Loxo preferred shares into common shares of Loxo, we began recording the estimated value of our investment in Loxo's common stock as short-term marketable securities. See Note 2 - Marketable Securities to our financial statements included elsewhere in this quarterly report on Form 10-Q for more information about our accounting treatment for the Loxo common shares. Long-term marketable securities are primarily securities held under our deferred compensation plan.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31, 2014	June 30, 2014	$ Change

Cash and cash equivalents	$68,145	$68,591	$(446)
Marketable securities – short-term	73,416	42,407	31,009
Marketable securities – long-term	873	640	233
Total	$142,434	$111,638	$30,796

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Six Months Ended December 31,
	2014	2013	$ Change
Cash flows provided by (used in):
Operating activities	$(16,783)	$(34,315)	$17,532
Investing activities	(14,988)	(25,808)	10,820
Financing activities	31,325	46,581	(15,256)
Total	$(446)	$(13,542)	$13,096

Net cash used in operating activities improved by $17.5 million during the six months ended December 31, 2014. The timing of both our payments to Novartis and the receipt of reimbursable expenses from Novartis under our License Agreement are primarily responsible for the improvement in our operating cash flows during the current period. We paid Novartis $11.3 million in October 2013, while in the current year, due to the Binimetinib Agreement and the potential termination of the existing License Agreement as discussed in Note 3 - Termination and Asset Transfer Agreement to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have not made a similar payment. Additionally, we received a reimbursement for costs incurred from Novartis during the current six-month period, but did not receive a similar payment during the same period of the prior year.

Net cash used in investing activities declined $10.8 million between the current and prior year six-month periods. We used $11.8 million less cash during the six months ended December 31, 2014, related to our net investment activity in marketable securities. Our lower investment activity was offset partially by increased capital expenditures of $995 thousand in the current six-month period compared with the same period of the prior year, which were primarily related to lab equipment and internally-developed software, including our new ERP system.

Net cash provided by financing activities decreased $15.3 million. We sold fewer shares of our common stock at a lower average price under our sales agreement with Cantor Fitzgerald during the current period, compared with the same period of the prior year, resulting in $13.8 million less cash from financing activities. Additionally, we received approximately $1.5 million less from employee stock option exercises and stock purchases under the employee stock purchase plan during the current period compared with the prior six-month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2014, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment in Loxo common shares is subject to certain restrictions on transfer. As a result, we applied a marketability discount in determining the estimated value of these shares, as described in Note 2 - Marketable Securities to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, resulting in an estimated fair value of $18.0 million for the Loxo common shares as of December 31, 2014. Our investment in Loxo will be revalued on each balance sheet date, with any unrealized gains or losses recorded as a component of accumulated other comprehensive income in the stockholders' deficit section of our balance sheets.

Our investment in Loxo is subject to market price volatility. Fluctuations in the market price of publicly-traded equity securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors. The trading price of Loxo's common shares has varied by as much as 25% since the initial public offering. A 10% increase or decrease in the fair value of our investment in Loxo at December 31, 2014, would result in an increase or decrease to the fair value of the investment of approximately $1.8 million. Because the market price for this investment is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of the investment may differ significantly from the reported amount. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

The remainder of our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at December 31, 2014, we would expect future interest income to increase or decrease by approximately $552 thousand over the next 12 months based on the current balance of $55.2 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of December 31, 2014, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of December 31, 2014, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 that we believe are material, other than as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

The completion of the transactions contemplated by the Novartis Termination and Asset Transfer Agreement relating to binimetinib and the Novartis Asset Transfer Agreement relating to encorafenib are subject to closing conditions that are beyond our control, and we may therefore not regain rights to binimetinib or obtain rights to encorafenib, which could negatively affect our stock price and our results of operations and cash flows.

On November 26, 2014, Array entered into a Termination and Asset Transfer Agreement, or the Binimetinib Agreement, with Novartis Pharmaceutical International Ltd., or Novartis, and Novartis Pharma AG, or Novartis AG. Under the Binimetinib Agreement, Array, Novartis AG and Novartis agreed to the terms pursuant to which Array will regain all development and commercialization rights to binimetinib, a MEK oncology program that we had previously licensed to Novartis under a License Agreement dated April 19, 2010. When the transactions contemplated by the Binimetinib Agreement become effective, the existing License Agreement will terminate.

On January 19, 2015, Array entered into an Asset Transfer Agreement, or the Encorafenib Agreement, with Novartis AG. Under the Encorafenib Agreement, Array and Novartis AG agreed to the terms pursuant to which Array will obtain worldwide development and commercialization rights to encorafenib (LGX818), a BRAF oncology product.

Novartis’ divestiture of the binimetinib assets to Array and the termination of the existing License Agreement pursuant to the Binimetinib Agreement and Novartis AG's related divestiture of the encorafenib assets to Array pursuant to the Encorafenib Agreement are contingent upon, and will automatically become effective as of the closing of the transactions between Novartis AG and GlaxoSmithKline PLC, referred to as the GSK Transactions, announced on April 22, 2014. The closing of the GSK Transactions is subject to a number of conditions that are beyond the control of Array, and such conditions may not be satisfied and the divestiture of the binimetinib assets and the encorafenib assets may not occur. The Binimetinib Agreement and the Encorafenib Agreement are also subject to certain regulatory approvals, which may not be obtained. Array believes that binimetinib and encorafenib represent promising late stage assets that could contribute to the value of Array's portfolio of wholly-owned programs. Therefore, if the closing of the transactions contemplated by the Binimetinib Agreement and the Encorafenib Agreement do not occur, Array will not regain or obtain development and commercialization rights to these programs, which could harm Array's stock price. Further, if the closing does not occur, Array will not receive an anticipated up-front fee of $85 million payable under the Binimetinib Agreement or funding for ongoing clinical trials and will be required to continue to fund its portion of the co-development costs under the existing License Agreement. This could negatively affect Array's results of operations and cash flows.

If Array is unable to obtain a suitable partner for global development and European commercialization rights to binimetinib and encorafenib, the European Commission may license such rights to a partner it locates on terms that may be less favorable to Array than those Array might have obtained had it partnered such rights.

In order to address competition concerns raised by the European Commission, Array agreed to obtain a partner for global development and European commercialization rights for both binimetinib and encorafenib acceptable to the European Commission. As part of the Encorafenib Agreement, we have granted a conditional license permitting the licensee to develop encorafenib and binimetinib worldwide and to exclusively commercialize both products in the European Economic Area. If we are unable, in the prescribed time period, to negotiate a collaboration and license agreement with a partner and on terms acceptable to the European Commission, the conditional license will be assigned to a trustee approved by the European Commission, who will thereafter sell the license to a suitable third party for no minimum price. The terms of such license could be less favorable to Array than the terms Array could have obtained had it licensed such rights directly to a third party.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 4th day of February 2015.

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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Amendment No. 3 to Drug Discovery Collaboration Agreement, dated October 13, 2014, between registrant and Loxo Oncology, Inc.*	Filed herewith
10.2	Termination and Asset Transfer Agreement, dated November 26, 2014, between registrant and Novartis Pharmaceutical International Ltd. and Novartis Pharma AG*	Filed herewith
10.3	License Agreement, dated December 11, 2014, between registrant and Oncothyreon, Inc.*	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Confidential treatment of redacted portions of this exhibit has been applied for.