Form 10-Q
period 2015-03-31
ARRAY BIOPHARMA INC
filed 2015-05-07
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the registrant had 141,062,042 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$141,470	$68,591
Marketable securities	48,600	42,407
Accounts receivable	2,116	5,429
Prepaid expenses and other current assets	4,409	5,249
Total current assets	196,595	121,676

Long-term assets
Marketable securities	546	640
Property and equipment, net	7,455	8,157
Other long-term assets	3,849	8,580
Total long-term assets	11,850	17,377
Total assets	$208,445	$139,053

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$7,616	$6,953
Accrued outsourcing costs	14,936	10,040
Accrued compensation and benefits	6,677	8,209
Other accrued expenses	2,034	1,444
Co-development liability	—	16,155
Deferred rent	3,856	3,739
Deferred revenue	9,798	6,193
Total current liabilities	44,917	52,733

Long-term liabilities
Deferred rent	1,184	4,096
Deferred revenue	3,662	3,353
Long-term debt, net	107,985	103,952
Other long-term liabilities	546	640
Total long-term liabilities	113,377	112,041
Total liabilities	158,294	164,774

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 140,427,434 and 131,817,422 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	140	132
Additional paid-in capital	696,661	652,696
Warrants	39,385	39,385
Accumulated other comprehensive income	9,798	2
Accumulated deficit	(695,833)	(717,936)
Total stockholders' equity (deficit)	50,151	(25,721)
Total liabilities and stockholders' equity (deficit)	$208,445	$139,053

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue
License and milestone revenue	$99	$4,287	$20,367	$23,639
Collaboration and other revenue	6,502	3,486	19,222	12,428
Total revenue	6,601	7,773	39,589	36,067

Operating expenses
Cost of partnered programs	12,140	10,756	37,415	34,524
Research and development for proprietary programs	11,817	14,131	35,824	35,322
General and administrative	8,187	5,405	23,064	16,056
Total operating expenses	32,144	30,292	96,303	85,902
Net gain on the Binimetinib and Encorafenib Agreements	80,010	—	80,010	—
Income (loss) from operations	54,467	(22,519)	23,296	(49,835)

Other income (expense)
Realized gain from marketable securities, net	6,402	—	6,402	—
Interest income	15	22	36	61
Interest expense	(2,577)	(2,435)	(7,631)	(7,246)
Total other income (expense), net	3,840	(2,413)	(1,193)	(7,185)

Net income (loss)	$58,307	$(24,932)	$22,103	$(57,020)

Change in unrealized gains (losses) on marketable securities	(3,665)	7	9,796	9

Comprehensive income (loss)	$54,642	$(24,925)	$31,899	$(57,011)

Net earnings (loss) per share – basic	$0.42	$(0.20)	$0.16	$(0.47)
Net earnings (loss) per share – diluted	$0.37	$(0.20)	$0.16	$(0.47)

Weighted average shares outstanding – basic	139,769	125,471	135,113	122,277
Weighted average shares outstanding – diluted	166,265	125,471	138,573	122,277

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2014	131,817	$132	$652,696	$39,385	$2	$(717,936)	$(25,721)
Shares issued under employee share plans, net	1,149	1	3,516	—	—	—	3,517
Share-based compensation expense	—	—	5,126	—	—	—	5,126
Issuance of common stock, net of offering costs	7,461	7	35,323	—	—	—	35,330
Change in unrealized gain on marketable securities	—	—	—	—	9,796	—	9,796
Net income	—	—	—	—	—	22,103	22,103
Balance as of March 31, 2015	140,427	$140	$696,661	$39,385	$9,798	$(695,833)	$50,151

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$22,103	$(57,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,776	3,576
Non-cash interest expense	4,295	3,899
Share-based compensation expense	5,126	3,080
Extinguishment of co-development liability, net	(21,610)	—
Realized gain from marketable securities, net	(6,402)	—
Non-cash license revenue	—	(4,500)
Changes in operating assets and liabilities:
Accounts receivable	(3,401)	5,162
Prepaid expenses and other assets	809	(449)
Accounts payable and other accrued expenses	1,253	2,659
Accrued outsourcing costs	4,896	2,460
Accrued compensation and benefits	(1,532)	(2,260)
Co-development liability	12,169	977
Deferred rent	(2,795)	(2,731)
Deferred revenue	3,914	(4,291)
Other long-term liabilities	(129)	(6)
Net cash provided by (used in) operating activities	21,472	(49,444)

Cash flows from investing activities
Purchases of property and equipment	(2,074)	(1,365)
Purchases of marketable securities	(94,420)	(80,457)
Proceeds from sales and maturities of marketable securities	109,054	70,262
Net cash provided by (used) in investing activities	12,560	(11,560)

Cash flows from financing activities
Proceeds from the issuance of common stock	36,057	50,155
Proceeds from employee stock purchases and options exercised	3,517	3,417
Payment of debt issuance costs	—	(86)
Payment of stock offering costs	(727)	(1,040)
Net cash provided by financing activities	38,847	52,446

Net increase (decrease) in cash and cash equivalents	72,879	(8,558)
Cash and cash equivalents at beginning of period	68,591	60,736
Cash and cash equivalents at end of period	$141,470	$52,178

Supplemental disclosure of cash flow information
Cash paid for interest	$2,342	$2,246
Unrealized gain on marketable securities available-for-sale	$9,796	$9

The accompanying notes are an integral part of these unaudited financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We believe our financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating the fair value of non-marketable equity received from licensing or other transactions.

Liquidity

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2015, we had an accumulated deficit of $695.8 million. We had net income of $58.3 million and $22.1 million for the three and nine months ended March 31, 2015, respectively, and net losses of $85.3 million, $61.9 million and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. In connection with the closing of the asset transfer agreements with Novartis relating to binimetinib and encorafenib, referred to as the Binimetinib and Encorafenib Agreements and discussed below under Note 3 - Binimetinib and Encorafenib Agreements, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25 million.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of March 31, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

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

If we are unable to generate enough revenue from our existing or new collaboration and license agreements when needed or to secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit with Comerica.

Summary of Significant Accounting Policies

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

Equity Investments

From time to time, we may enter into collaboration and license agreements or other arrangements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees or consideration under the terms of the agreement or arrangement. We report equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest at cost in other long-term assets in the accompanying balance sheets. We monitor our investments for impairment at least annually, and consider events or changes in circumstances we know of that may have a significant adverse effect on the fair value. We make appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer. We do not report the fair value of our equity investments in non-publicly traded companies because it is not practical to do so.

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

As of both March 31, 2015 and June 30, 2014, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. valued at $1.5 million that we received under a February 2007 Collaboration and License Agreement with VentiRx.

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

Binimetinib and Encorafenib Agreements

In connection with the closing of the transactions contemplated by the Binimetinib and Encorafenib Agreements, as discussed in Note 3 - Binimetinib and Encorafenib Agreements, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25 million.

The Binimetinib and Encorafenib Agreements executed with Novartis Pharma and Novartis involved multiple elements. We therefore identified each item given and received and determined how each item should be recognized and classified. The sum of the above transactions was accounted for in a manner consistent with a settlement of a material liability or gain contingency.

We deferred $6.6 million of the consideration received from Novartis Pharma to reflect the estimated fair value of certain future obligations we are to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis Pharma as described in Note 3 - Binimetinib and Encorafenib Agreements. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that we do not anticipate will be covered in the reimbursement amounts from Novartis Pharma. The estimated fair value was based on amounts we have billed to other third parties in other transactions for similar services. We anticipate recording revenue over the deferral period based upon our estimated time to complete our performance with respect to the applicable clinical trials. The balance of deferred revenue was $6.3 million at March 31, 2015.

As of March 2, 2015, we had an accounts receivable balance from Novartis of $6.7 million and a $28.3 million co-development liability balance that we owed to Novartis. On March 2, 2015, the termination of the License Agreement with Novartis relating to binimetinib and the effectiveness of the Binimetinib and Encorafenib Agreements resulted in the right to offset the accounts receivable and co-development liability balances. Because we and Novartis owed each other determinable amounts and we have the right to set off the amount payable with the amount receivable from Novartis, we set off these amounts resulting in a net co-development liability of $21.6 million that was extinguished in full upon termination of the License Agreement, which in turn increased our net gain.

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

See Note 4 – Collaboration and License Agreements for further information.

Income Taxes

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Although we recognized net income of $22.1 million for the nine months ended March 31, 2015, we do not believe that this limited amount of income changes our view with regard to future realization of deferred tax assets. We continue to believe that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, we continue to provide a full valuation allowance on our deferred tax assets. We did not record a tax provision for the three and nine-month periods ended March 31, 2015, due to our estimate that the effective tax rate for the fiscal year ending June 30, 2015 will be 0%.

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

Concentration of Business Risks

Significant Partnerships

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Oncothyreon Inc.	4.1%	10.8%	55.2%	7.4%
Loxo Oncology, Inc.	31.9	16.4	16.2	22.2
Biogen Idec	17.5	—	8.8	—
Celgene	10.9	12.6	8.6	7.7
Novartis	24.8	48.2	4.1	31.2
AstraZeneca, PLC	0.4	0.2	0.2	14.1
	89.6%	88.2%	93.1%	82.6%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2015.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

North America	$4,937	$4,007	$37,810	$19,713
Europe	1,664	3,765	1,710	16,318
Asia Pacific	—	1	69	36
Total revenue	$6,601	$7,773	$39,589	$36,067

Accounts Receivable

Novartis, Loxo and Oncothyreon accounted for 63%, 14% and 14%, respectively, of our total accounts receivable balances as of March 31, 2015, compared with 75%, 0% and 15%, respectively, of our total accounts receivable balances as of June 30, 2014.

Recent Accounting Pronouncements

In April 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on our operations or financial results, should be classified as discontinued operations. Additionally, the ASU requires expanded disclosures regarding the assets, liabilities, cash flows, income and expenses of discontinued operations. ASU No. 2014-08 is effective for us prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on July 1, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of ASU No. 2014-08 on our financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. We are also evaluating the effect that ASU No. 2014-09 will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015. We do not expect any material impact from adoption of this guidance on our financial statements.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$35,604	$2	$(2)	$35,604
Equity securities	2,837	9,798	—	12,635
Mutual fund securities	361	—	—	361
	38,802	9,800	(2)	48,600
Long-term available-for-sale securities:
Mutual fund securities	546	—	—	546
	546	—	—	546
Total	$39,348	$9,800	$(2)	$49,146

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$42,184	$2	$(1)	$42,185
Mutual fund securities	222	—	—	222
	42,406	2	(1)	42,407
Long-term available-for-sale securities:
Mutual fund securities	640	—	—	640
	640	—	—	640
Total	$43,046	$2	$(1)	$43,047

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	March 31,	June 30,
	2015	2014

Quoted prices in active markets for identical assets (Level 1)	$49,146	$43,047
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$49,146	$43,047

The following table is a roll forward of the fair value of our investment in Level 3 equity securities (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2015
Balance, beginning of period	$17,967	$—
Transfer into Level 3 due to restriction period on trading	—	4,500
Change in unrealized gains and losses included in comprehensive income (loss)	(262)	13,205
Transfer out of Level 3 due to elimination of trading restrictions	(17,705)	(17,705)
Balance, end of period	$—	$—

During the three months ended March 31, 2015, the trading restrictions on our equity securities expired. As a result, these equity securities are now classified as Level 1 securities and reflect our entire investment in equity securities.

As of March 31, 2015, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$35,604	$35,604
Total	$35,604	$35,604

NOTE 3 - BINIMETINIB AND ENCORAFENIB AGREEMENTS

On March 2, 2015, Array announced the completion and closing of the transactions contemplated by the Termination and Asset Transfer Agreement with Novartis Pharma AG ("Novartis Pharma") and Novartis International Pharmaceutical Ltd. ("Novartis"), as amended on January 19, 2015 (collectively the “Binimetinib Agreement”), pursuant to which Array regained all development and commercialization rights to binimetinib, and by the Asset Transfer Agreement with Novartis Pharma dated January 19, 2015 (the “Encorafenib Agreement”), pursuant to which Array obtained all development and commercialization rights to encorafenib (LGX-818). Both the Binimetinib Agreement and the Encorafenib Agreement were contingent upon and automatically became effective on March 2, 2015 (the “Effective Date”) upon the closing of the transactions announced on April 22, 2014 between Novartis AG and GlaxoSmithKline PLC. As a result of the closing of the Binimetinib Agreement, we received an $85 million up-front payment from Novartis.

On the Effective Date, Novartis Pharma transferred or exclusively licensed to Array all assets, including intellectual property, regulatory filings, technology, inventory and contract rights, owned by Novartis Pharma or its affiliates that relate to binimetinib and to encorafenib worldwide. Also upon the Effective Date, our existing License Agreement with Novartis dated April 19, 2010, under which we licensed development and commercialization rights to binimetinib and other compounds to Novartis, terminated; as a result, we were not required to pay our portion of accrued co-development costs.

In connection with the closing of the Binimetinib Agreement and the Encorafenib Agreement, Array and Novartis Pharma entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement, pursuant to which Novartis Pharma and its affiliates will provide certain regulatory assistance, development technology transfer, companion diagnostic transfer and other transition services to Array in connection with the continued development of binimetinib and encorafenib after the Effective Date.

All ongoing clinical trials involving binimetinib and encorafenib, including the Phase 3 NRAS melanoma clinical trial (NEMO), Phase 3 low-grade serous ovarian cancer trial (MILO) and COLUMBUS trials, will continue to be conducted as currently conducted until specified transition dates. Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and all clinical trials involving encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. Novartis Pharma will transition responsibility for Novartis-conducted trials at designated points for each trial and will provide this continuing financial support to Array for completing the trials.

Novartis Pharma will be responsible for continued conduct and funding of the ongoing COLUMBUS trial through completion of last patient first visit, but no later than June 30, 2016. At that time, conduct of the trial will transfer to Array, and Novartis Pharma will continue to reimburse Array for all out-of-pocket costs and one-half of Array’s fully-burdened FTE costs based on an annual FTE rate through the end of the trial.

All other clinical trials involving binimetinib, including the NEMO and MILO trials, will continue to be conducted as currently contemplated, with Novartis Pharma providing substantial financial support in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s FTE costs based on an annual FTE rate.

At designated points for each trial, Novartis Pharma will transition responsibility and provide this continuing financial support to us for completing the trials.

•
NEMO trial: Novartis Pharma will conduct and solely fund the Phase 3 NEMO trial through June 30, 2016. For all NEMO activities required following that date, we are responsible for conducting the trial and Novartis Pharma will provide the financial support to us described above.

•	MILO trial: We will continue conduct and complete the Phase 3 MILO trial and Novartis Pharma will provide financial support to us as described above.

•
Novartis Pharma will conduct and fund, and transfer at designated times all other Novartis sponsored trials, including a series of planned clinical pharmacology and pediatric trials, through December 31, 2015. For all activities required following that date, we will be responsible for conducting those trials and Novartis Pharma would provide financial support to us as described above.

•
On the Effective Date, Novartis Pharma will transfer at designated times, and we will oversee the conduct and completion of, all ongoing and planned investigator sponsored clinical trials. Novartis Pharma will provide financial support to us as described above.

Novartis Pharma will remain responsible for conducting and funding development of the NRAS melanoma companion diagnostic until Premarket Approval is received from the U.S. Food and Drug Administration. Following approval, Novartis Pharma will transfer the product and Premarket Approval to a diagnostic vendor of our designation.

Novartis Pharma also retains binimetinib and encorafenib supply obligations for all clinical and commercial needs for up to 30 months after the Effective Date and will also assist us in the technology and manufacturing transfer of binimetinib and encorafenib. Novartis Pharma will also provide Array continued clinical supply of several Novartis Pharma pipeline compounds including, but not limited to, LEE011 (CDK 4/6 inhibitor) and BYL719 (α-PI3K inhibitor), for use in currently ongoing combination studies, and possible future studies, including Phase 3 trials, with binimetinib and encorafenib.

In order to address competition concerns raised by the European Commission, as part of the agreements, we have committed to obtain an experienced partner for worldwide development and European commercialization of both binimetinib and encorafenib acceptable to the European Commission. If we are unable, in the prescribed time period, to negotiate a collaboration and license agreement with a partner and on terms acceptable to the European Commission, a trustee approved by the European Commission will be empowered to license these rights to a suitable third party for no minimum price.

Each party has also agreed to indemnify and hold the other party and its affiliates harmless from and against certain liabilities identified in the Binimetinib Agreement, the Encorafenib Agreement and the Transition Agreements and to a general release of claims relating to the existing License Agreement. The Binimetinib Agreement and the Encorafenib Agreement as well as the Transition Agreements may be terminated only upon the mutual agreement of Novartis Pharma and Array and will remain in effect until the respective obligations of the parties under them have been completed.

Net gain on the Binimetinib and Encorafenib Agreements with Novartis consists of the following (in thousands):

Cash received from the termination of the binimetinib License Agreement with Novartis	$85,000
Net cost of third party agreement to complete the Novartis transactions	(25,000)
Extinguishment of co-development obligation due to Novartis (net of a $6.7 million accounts receivable balance)	21,610
Reimbursement of certain transaction costs	5,000
Subtotal	86,610
Less: Deferred revenue related to ongoing obligations	(6,600)
Net gain on the Binimetinib and Encorafenib Agreements	$80,010

NOTE 4 – COLLABORATION AND LICENSE AGREEMENTS

The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Oncothyreon Inc. (1)	$273	$839	$21,840	$2,698
Loxo Oncology, Inc.	2,105	1,275	6,408	8,000
Biogen Idec	1,153	—	3,468	—
Celgene	721	976	3,411	2,766
Novartis (2)	1,640	3,750	1,640	11,250
Genentech, Inc.	99	537	367	2,764
AstraZeneca, PLC	24	15	70	5,073
Other partners	586	381	2,385	3,516
Total revenue	$6,601	$7,773	$39,589	$36,067

(1) Includes $25 thousand and $618 thousand for reimbursable expenses during the three months ended March 31, 2015 and 2014, respectively, and $1.2 million and $2.0 million for reimbursable expenses during the nine months ended March 31, 2015 and 2014, respectively.
(2) Includes $1.3 million of reimbursements for the month of March 2015 that are receivable from Novartis under the Binimetinib and Encorafenib Agreements during both the three months and nine months ended March 31, 2015. The prior year amounts represent the amortization of the up-front and milestone payments under the April 2010 License Agreement with Novartis.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Celgene agreement.  These deliverables are (i) the performance of research services under the discovery program (the "research services deliverable"), (ii) a non-exclusive license granted to Celgene to certain Array and collaboration technology for the sole purpose of being able to perform collaboration activities and (iii) participation on the JRC. The Celgene agreement provides for no general right of return for any non-contingent deliverable. Both the research services deliverable and the JRC deliverable meet the separation criteria; however, the non-exclusive license deliverable has no value outside of the collaboration, therefore, it does not meet the separation criteria and is recognized as a combined unit of accounting with the research services deliverable. The research services deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the option term, which is the period of time between the effective date of the agreement and the earlier of (a) a specified amount of time after the completion of certain preclinical studies to be conducted under the Celgene agreement, or (b) three years after the July 2013 effective date. The option term may be extended by Celgene for an additional one-year period under certain circumstances specified in the agreement.

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

The majority of the up-front payment received is for the performance of research services, which we are recognizing in collaboration revenue over the estimated option term, which originally was estimated to be three years. During the three months ended December 31, 2014, we revised this estimate to just over two years and prospectively adjusted recognition of the unrecognized portion of the up-front payment at the time of the change in estimate over the revised remaining option period. Due to additional information obtained during the three months ended March 31, 2015, we revised our estimate back to the original estimate of three years. Deferred revenue balances were $3.8 million and $7.3 million at March 31, 2015 and June 30, 2014, respectively.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. In February 2015, the parties again amended the 2003 agreement to terminate each party’s continuing rights and obligations with respect to one of the molecular targets under the agreement in exchange for a payment by Array to Genentech that was made in March 2015 following the effectiveness of the amendment on March 2, 2015.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array was obligated to deliver three non-contingent deliverables related to the Chk-1 agreement that meet the separation criteria and therefore are treated as separate units of accounting.  These deliverables were (i) the delivery of specified clinical materials for GDC-0575 for use in future clinical trials, (ii) the transfer of the license and related technology with ongoing regulatory services to assist in filing the Investigational New Drug ("IND") application and to provide supporting data, and (iii) activities related to the achievement of a specified milestone. The Chk-1 agreement provides for no general right of return for any non-contingent deliverable.

The first and second non-contingent deliverables were completed during fiscal 2012 and revenue for both of these deliverables was recognized in full during that period. The initial recognition period for revenue allocated to the third obligation was from inception of the Chk-1 agreement until such time that the specified milestone is estimated to be achieved. During the three months ended March 31, 2015, however, we elected to recognize the remaining license revenue of $99 thousand due to the immaterial amount remaining although the milestone has not been achieved. We will be entitled to an additional milestone payment if and when the specified milestone is achieved.

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

We had deferred revenue balances of $0 and $367 thousand for Genentech at March 31, 2015 and June 30, 2014, respectively.

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

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("Trk") family of receptors, including LOXO-101, which is currently in a Phase 1 trial. In April 2014 and again in April 2015, Array and Loxo amended the agreement to expand the research activities under the agreement. Under the terms of the amended agreement, Loxo will fund further preclinical research to be conducted by Array during the remainder of the three-year discovery research phase, which may be extended by Loxo for up to two additional one-year renewal periods. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity and following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted into shares of common stock on the closing date of Loxo's IPO. These shares are now freely tradeable by Array following expiration of a lock-up period in late January 2015 and currently represent less than a 10% ownership interest in Loxo. Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

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

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, was allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term. We had deferred revenue balances of $995 thousand and $625 thousand for Loxo at March 31, 2015 and June 30, 2014, respectively.

The April 2014 amendment added several contingent deliverables related to rights to discontinue research activities for fewer targets in exchange for additional payments to be made to Array. All of the obligations added to the arrangement by the amendment were considered contingent because the likelihood and timing of these deliverables is uncertain and therefore the potential consideration associated with these obligations was not included in the total allocable consideration. The April 2015 amendment increased the number of FTEs performing research services through December 31, 2015.

In July 2014, we began performing additional CMC-related services for Loxo that are agreed to between the parties on a project level basis. Each project may consist of a single deliverable or multiple deliverables and each is evaluated for proper revenue recognition as a multiple-element arrangement when appropriate. A small portion of the March 31, 2015 deferred revenue balance relates to these additional CMC services.

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

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which granted Novartis the exclusive worldwide right to co-develop and commercialize binimetinib, as well as other specified MEK inhibitors. Array regained these rights and the existing License Agreement terminated on the Effective Date of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements. As a result, our co-development liability under the License Agreement described below, and any receivables from Novartis then outstanding under the License Agreement, were eliminated as of the Effective Date.

In consideration for the rights granted to Novartis under the prior License Agreement, we received an aggregate of $60 million in an up-front fee and in milestone payments between the fourth quarter of fiscal 2010 and the first quarter of fiscal 2014. We recognized the up-front fee and milestone payments under the License Agreement on a straight-line basis from April 2010 through April 2014.

Co-Development Arrangement

The License Agreement contained co-development rights whereby we could elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development period, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program, with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the License Agreement. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We continued to record an estimate of our co-development liability under the License Agreement until our liability terminated upon the Effective Date of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements. Our co-development liability was $28.3 million as of the Effective Date of the Binimetinib Agreement and was $16.2 million as of June 30, 2014.

For periods prior to termination of the License Agreement, we recorded a receivable in accounts receivable on the balance sheet for the amounts due from Novartis for the reimbursement of our development costs in excess of the annual cap. We recorded expense in cost of partnered programs on the statement of operations and comprehensive income (loss) for our share of the combined development costs and accrued these costs on our balance sheet in co-development liability.

Our share of the combined development costs was $3.3 million and $4.7 million during the three months ended March 31, 2015 and 2014, respectively, and $13.1 million and $14.2 million during the nine months ended March 31, 2015 and 2014, respectively. We continued to record an estimate of our receivable from Novartis under the License Agreement until termination of the receivable upon the Effective Date, as discussed above and in Note 3 - Binimetinib and Encorafenib Agreements. Our receivable balance from Novartis was $6.7 million as of the Effective Date of the Binimetinib Agreement and was $4.1 million as of June 30, 2014.

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

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	June 30,
	2015	2014

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount	(38,815)	(42,848)
Long-term debt, net	$107,985	$103,952

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

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and the revolving line of credit will mature in June 2015. Effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of March 31, 2015, the term loan with Comerica had an interest rate of 3.25% per annum.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both March 31, 2015 and June 30, 2014, and was classified using Level 2, observable inputs other than quoted prices in active markets.

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

In accordance with ASC Subtopic 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.2 million and $2.4 million as of March 31, 2015 and June 30, 2014, respectively.

The fair value of the Notes was approximately $157.5 million and $132.3 million at March 31, 2015 and June 30, 2014, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Comerica Term Loan
Simple interest	$117	$118	$360	$360
Amortization of fees paid for letters of credit	11	9	34	38
Total interest expense on the Comerica term loan	128	127	394	398
Convertible Senior Notes
Contractual interest	992	992	2,976	2,987
Amortization of debt discount	1,379	1,245	4,033	3,655
Amortization of debt issuance costs	78	71	228	206
Total interest expense on the convertible senior notes	2,449	2,308	7,237	6,848
Total interest expense	$2,577	$2,435	$7,631	$7,246

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Warrants

Associated with our previously outstanding long-term debt arrangements with Deerfield Capital which have been paid in full, we issued warrants to Deerfield to purchase 6,000,000 shares of common stock at an exercise price of $3.65 and warrants to purchase 6,000,000 shares of common stock at an exercise price of $4.19. The warrants contain the same terms, except for the lower per share exercise price. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in stockholders' deficit with the offset to debt discount. The debt discount was amortized using the effective interest method and recorded as interest expense in the accompanying statements of operations and comprehensive loss from the respective draw dates until June 10, 2013, when the Deerfield credit facilities were repaid and the recognition of the remaining debt discount was accelerated. The warrants are currently exercisable and expire on June 30, 2016.

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

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Nine Months Ended
	March 31,
	2015	2014

Total shares of common stock sold	7,461	8,046
Average price per share	$4.83	$6.23
Gross proceeds	$36,058	$50,155
Commissions earned by Cantor	$721	$1,015

NOTE 7 – SHARE-BASED COMPENSATION

Total share-based compensation expense recorded for equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was $1.9 million and $5.1 million for the three months and nine months ended March 31, 2015, respectively as compared to $1.1 million and $3.1 million for the three months and nine months ended March 31, 2014, respectively.

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

Option Awards

The fair value of our option awards was estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

2015

Risk-free interest rate	1.6% - 2.0%
Expected option term in years	6.25
Expected volatility	63.2% - 67.1%
Dividend yield	0.0%
Weighted-average grant date fair value	$4.17

The following table summarizes our stock option activity under the Option and Incentive Plan for the nine months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	10,194,817	$4.84
Granted	801,050	$4.17
Exercised	(709,069)	$4.32
Forfeited	(1,231,244)	$4.85
Expired or canceled	(245,331)	$7.72
Outstanding balance at March 31, 2015	8,810,223	$4.73	6.7	$24,688
Vested and expected to vest at March 31, 2015	7,751,755	$4.76	6.5	$21,612
Exercisable at March 31, 2015	4,166,464	$5.09	4.9	$10,886

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at March 31, 2015, of $7.37 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $1.8 million during the nine months ended March 31, 2015 compared to $2.0 million during the nine months ended March 31, 2014, respectively.

As of March 31, 2015, there was approximately $6.3 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units ("RSUs")

The Option and Incentive Plan provides for the issuance of RSUs that each represent the right to receive one share of Array common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. The majority of our currently issued RSU grants are performance-based grants, which vest upon achievement of specified performance conditions. We may also issue RSU grants that vest subject to continued service over a defined period of time, which we expect to be between two to four years, with a percentage vesting on each anniversary date of the grant, or that may vest in full on the date of grant. RSUs will be settled upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of Array common stock at date of grant issuance, and the grant date fair value is amortized over the applicable vesting period.

A summary of the status of our non-vested RSUs as of March 31, 2015 and changes during the nine months ended March 31, 2015, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2014	—	$—
Granted	722,283	$3.86
Vested	(261,030)	$3.97
Forfeited	(46,271)	$3.97
Non-vested at March 31, 2015	414,982	$3.79

As of March 31, 2015, there was $744 thousand of total unrecognized compensation cost related to non-vested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The fair market value on the grant date for RSUs that vested during the nine months ended March 31, 2015 and 2014, was $1.8 million and $0, respectively. RSUs granted during the nine months ended March 31, 2015 had a value of $2.8 million at grant date. We had no RSUs outstanding during the nine months ended March 31, 2014.

All of the vested RSUs in the table above vested as a result of either the signing of, or the closing of, the Binimetinib Agreement. These RSU's were converted into common stock.

Employee Stock Purchase Plan

Following approval by our shareholders at our 2014 Annual Meeting, an additional 600,000 shares of our common stock were reserved for issuance under the ESPP, bringing the total amount of our common shares reserved for issuance under the ESPP to an aggregate of 5,250,000 shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of March 31, 2015, we had 851,283 shares available for issuance under the ESPP. We issued 240,366 and 309,287 shares under the ESPP during the nine months ended March 31, 2015 and 2014, respectively.

NOTE 8 – RESTRUCTURING CHARGES

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

NOTE 9 - NET EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable under our convertible notes, vested and unvested stock options and unvested RSUs.

The following table sets forth the computation of earnings per share (amounts in thousands except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net earnings (loss) - basic	$58,307	$(24,932)	$22,103	$(57,020)
Interest on convertible senior notes	2,449	—	—	—
Net earnings (loss) - diluted	$60,756	$(24,932)	$22,103	$(57,020)

Weighted average shares outstanding - basic	139,769	125,471	135,113	122,277
Convertible senior notes (1)	18,762	—	—	—
Warrants	5,392	—	2,538	—
Stock options	2,030	—	812	—
RSUs	312	—	110	—
Weighted average shares outstanding - diluted	166,265	125,471	138,573	122,277

Per share data:
Basic	$0.42	$(0.20)	$0.16	$(0.47)
Diluted	$0.37	$(0.20)	$0.16	$(0.47)

(1) Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. Given the $58.3 million net earnings and the level of potentially dilutive securities for the three months ended March 31, 2015, we are required to include these convertible notes as dilutive securities during the three months ended March 31, 2015.

For the periods where we reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted earnings per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Convertible senior notes	—	18,762	18,762	18,762
Warrants	—	12,000	—	12,000
Stock options	1,050	4,654	5,699	4,510
Total anti-dilutive common stock equivalents excluded from diluted earnings per share calculation	1,050	35,416	24,461	35,272

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2015 refers to the fiscal year ending June 30, 2015, and the third or current quarter refers to the quarter ended March 31, 2015.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six Phase 3 studies are currently advancing. These programs include three cancer drugs, binimetinib (MEK162 / wholly-owned), encorafenib (LGX818 / wholly-owned) and selumetinib (partnered with AstraZeneca).

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Phase 3
2.	Encorafenib	BRAF inhibitor for cancer	Phase 3
3.	Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	Phase 2
4.	ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy, or LMNA-DCM	Phase 2

As a result of the closing of the transactions described under Note 3 - Binimetinib and Encorafenib Agreements to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, Array regained rights to the binimetinib program and acquired rights to the encorafenib program in March 2015. We believe these programs present significant opportunities for Array in the area of oncology. Three pivotal trials of binimetinib and/or encorafenib, COLUMBUS (encorafenib in combination with binimetinib in BRAF-mutant melanoma patients), NEMO (binimetinib in NRAS-mutant melanoma patients), and MILO (binimetinib in low-grade serous ovarian cancer patients), continue to advance. In April 2015, the NEMO and COLUMBUS (Part 1) Phase 3 studies completed patient enrollment. With NEMO enrollment complete, Array reaffirms a projected regulatory filing of binimetinib in NRAS melanoma during the first half of 2016. Furthermore, with COLUMBUS (Part 1) enrollment complete, Array reaffirms a projected regulatory filing of binimetinib in combination with encorafenib in BRAF melanoma in 2016. Patient enrollment continues in Part 2 of COLUMBUS. The MILO Phase 3 study design was modified to incorporate a cross-over provision, allowing patients on the trial to have access to binimetinib. Array estimates the availability of top-line data from MILO in 2016 and a projected regulatory filing of binimetinib in low-grade serous ovarian cancer in 2017. Beyond the three Phase 3 trials, there are 32 active binimetinib and/or encorafenib trials. We continue to progress select other wholly-owned programs, and continue to enroll two Phase 2 trials of filanesib in multiple myeloma and a Phase 2 trial of ARRY-797 in a rare cardiovascular disease.

In addition, we have 10 ongoing partner-funded clinical programs, including an Array-invented MEK inhibitor, selumetinib with AstraZeneca. Three Phase 3 trials continue to evaluate selumetinib in patients with advanced cancers: SELECT-1 (second-line KRAS-mutant advanced or metastatic non-small cell lung cancer), ASTRA (differentiated thyroid cancer) and SUMIT (metastatic uveal melanoma). With SUMIT enrollment complete, AstraZeneca has projected a regulatory filing in uveal melanoma in 2015 and plans to present top-line data from the study later this year.

Below are the 10 partner-funded programs:

	Drug Candidate	Target/Indication	Partner	Clinical Status
1.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
2.	ASLAN001/ARRY-543	HER2 / EGFR inhibitor for cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
3.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
4.	Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
5.	Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
8.	ARRY-380/ONT-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
9.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
10.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of oncology and other indications. Our most significant discovery collaborations are with Loxo Oncology, Inc. (oncology program/LOXO-101) and Biogen Idec (auto-immune disorder program). We may out-license other select promising candidates through research collaborations in the future.

We have received a total of $672.6 million in research funding and in up-front and milestone payments from partners from inception through March 31, 2015, including $174 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five and a half years, and received an up-front cash payment of $85 million upon the Effective Date of the Binimetinib Agreement. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

Recent Developments

Binimetinib and Encorafenib Agreements

In connection with the closing of the transactions contemplated by the Binimetinib and Encorafenib Agreements, as discussed in Note 3 - Binimetinib and Encorafenib Agreements, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25 million.

The Binimetinib and Encorafenib Agreements executed with Novartis Pharma and Novartis involved multiple elements. We therefore identified each item given and received and determined how each item should be recognized and classified. The sum of the above transactions was accounted for in a manner consistent with a settlement of a material liability or gain contingency.

We deferred $6.6 million of the consideration received from Novartis Pharma to reflect the estimated fair value of certain future obligations we are to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis Pharma as described in Note 3 - Binimetinib and Encorafenib Agreements. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that we do not anticipate will be covered in the reimbursement amounts from Novartis Pharma. The estimated fair value was based on amounts we have billed to other third parties in other transactions for similar services. We anticipate recording revenue over the deferral period based upon our estimated time to complete our performance with respect to the applicable clinical trials. The balance of deferred revenue was $6.3 million at March 31, 2015.

As of March 2, 2015, we had an accounts receivable balance from Novartis of $6.7 million and a $28.3 million co-development liability balance that we owed to Novartis. On March 2, 2015, the termination of the License Agreement with Novartis relating to binimetinib and the effectiveness of the Binimetinib and Encorafenib Agreements resulted in the right to offset the accounts receivable and co-development liability balances. Because we and Novartis owed each other determinable amounts and we have the right to set off the amount payable with the amount receivable from Novartis, we set off these amounts resulting in a net co-development liability of $21.6 million that was extinguished in full upon termination of the License Agreement, which in turn increased our net gain.

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

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 vs. 2014		March 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

License revenue	$99	$3,037	$(2,938)	(97)%	$20,367	$13,764	$6,603	48%
Milestone revenue	—	1,250	(1,250)	(100)%	—	9,875	(9,875)	(100)%
Total license and milestone revenue	$99	$4,287	$(4,188)	(98)%	$20,367	$23,639	$(3,272)	(14)%

The decline in license and milestone revenue in the current three-month period was primarily due to the amortization of $2.5 million of our deferred up-front payment and $1.3 million of deferred milestone payments recognized under our Novartis collaboration in the prior year period without comparable revenue in the current period. In addition, during the current three months we recognized $99 thousand in license revenue under our collaboration with Genentech compared with $537 thousand in the same period of the prior year. We had expected to amortize the Genentech deferred revenue from inception of the agreement until a specified milestone had been achieved, but due to the immaterial amount remaining, we elected to recognize the remainder although the milestone has not been achieved. We will be entitled to an additional milestone payment if and when the specified milestone is achieved.

License revenue during the current nine-month period increased because we recognized the entire $20 million up-front fee received from Oncothyreon under the new License Agreement in December 2014. License revenue for the prior nine-month period primarily includes $7.5 million recognized under our Novartis collaboration and $4.5 million of non-cash license revenue recognized under our collaboration with Loxo, as discussed under Note 4 – Collaboration and License Agreements – Loxo Oncology, Inc. to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. The remaining $1.8 million represents the amortization of deferred revenue recognized under our Genentech collaboration. Milestone revenue during the prior nine-month period primarily consisted of $5 million earned from AstraZeneca, $3.8 million earned from Novartis and $1 million earned from Genentech. We recognized no milestone revenue in the current nine-month period.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, lead optimization research, to a lesser degree, process research, analytical and formulation services, manufacture of drug product for toxicology and clinical studies and, to a small degree, the development and sale of chemical compounds.

Below is a summary of our collaboration and other revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 vs. 2014		March 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

Collaboration and other revenue	$6,502	$3,486	$3,016	87%	$19,222	$12,428	$6,794	55%

Revenue from new collaborations, including Biogen, increased collaboration and other revenue during the three and nine months ended March 31, 2015 by $1.6 million and $4.3 million, respectively, over the same periods of the prior year. Additionally, collaboration and other revenue was positively impacted in the current three- and nine-month periods by an increase in the number of scientists working under our collaboration with Loxo, which was expanded in May 2014, resulting in an additional $830 thousand and $2.9 million in collaboration revenue during the three and nine months ended March 31, 2015, respectively. Additionally, the reimbursements from Novartis Pharma for full-time equivalent ("FTE") costs and out-of-pocket expenses to which we are entitled under the Binimetinib and Encorafenib Agreements also contributed $1.3 million to collaboration and other revenue during each of the current three- and nine-month periods. Partially offsetting the above increases in both current year periods was a reduction in revenue related to reimbursable expenses under the Oncothyreon collaboration.

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

Below is a summary of our cost of partnered programs (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 vs. 2014		March 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

Cost of partnered programs	$12,140	$10,756	$1,384	13%	$37,415	$34,524	$2,891	8%

Cost of partnered programs increased during the three and nine months ended March 31, 2015 primarily due to our new collaboration with Biogen and our expanded collaboration with Loxo. Additionally, we incurred additional costs to further advance binimetinib through clinical trials under our previous License Agreement with Novartis leading up to the effective date of the Binimetinib and Encorafenib Agreements in early March. Beginning in March 2015, costs related to binimetinib and encorafenib are and will continue to be included in research and development expenses for proprietary programs.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 vs. 2014		March 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

Salaries, benefits and share-based compensation	$3,234	$5,195	$(1,961)	(38)%	$9,994	$14,495	$(4,501)	(31)%
Outsourced services and consulting	6,010	5,484	526	10%	17,942	10,880	7,062	65%
Laboratory supplies	1,003	1,310	(307)	(23)%	3,147	4,198	(1,051)	(25)%
Facilities and depreciation	1,273	1,736	(463)	(27)%	3,704	4,716	(1,012)	(21)%
Other	297	406	(109)	(27)%	1,037	1,033	4	—%
Total research and development expenses	$11,817	$14,131	$(2,314)	(16)%	$35,824	$35,322	$502	1%

Research and development expenses for proprietary programs decreased during the three months ended March 31, 2015 and was up slightly for the comparable nine-month period. The decrease during the current three-month period was primarily due to an increase of Array personnel working on partnered programs; however, beginning in March 2015, costs related to binimetinib and encorafenib are included in research and development expenses for proprietary programs. Although total research and development expenses are only up by a small amount, our current year-to-date results included a sizable increase in outsourced services primarily due to higher costs to advance filanesib in two ongoing Phase 2 clinical studies. These increased expenses were partially offset by the impact during the current quarter of the increased number of scientists working on partnered programs, as well as a $2.2 million reduction during the current nine-month period for termination benefits related to our workforce reduction in August 2013 that were recorded during the nine months ended March 31, 2014.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 vs. 2014		March 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

General and administrative expenses	$8,187	$5,405	$2,782	51%	$23,064	$16,056	$7,008	44%

General and administrative expenses increased during the three and nine months ended March 31, 2015. The increases in both periods are largely the result of consulting, legal and other expenses, including higher, non-cash share-based compensation costs, related to regaining the rights to binimetinib through the Binimetinib Agreement and acquiring the rights to encorafenib through the Encorafenib Agreement, see Note 3 - Binimetinib and Encorafenib Agreements to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 vs. 2014		March 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

Realized gain from marketable securities, net	$6,402	$—	$6,402	—%	$6,402	$—	$6,402	—%
Interest income	15	22	(7)	(32)%	36	61	(25)	(41)%
Interest expense	(2,577)	(2,435)	(142)	(6)%	(7,631)	(7,246)	(385)	(5)%
Total other expense, net	$3,840	$(2,413)	$6,253	259%	$(1,193)	$(7,185)	$5,992	83%

We sold a portion of the shares representing our investment in equity securities during the three months ended March 31, 2015, resulting in the above realized gains.

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Comerica Term Loan
Simple interest	$117	$118	$360	$360
Amortization of fees paid for letters of credit	11	9	34	38
Total interest expense on the Comerica term loan	128	127	394	398
Convertible Senior Notes
Contractual interest	992	992	2,976	2,987
Amortization of debt discount	1,379	1,245	4,033	3,655
Amortization of debt issuance costs	78	71	228	206
Total interest expense on the convertible senior notes	2,449	2,308	7,237	6,848
Total interest expense	$2,577	$2,435	$7,631	$7,246

Liquidity and Capital Resources

We have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2015, we had an accumulated deficit of $695.8 million. We had net income of $58.3 million and $22.1 million for the three and nine months ended March 31, 2015, respectively, and net losses of $85.3 million, $61.9 million, and $23.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. In connection with the closing of the Binimetinib and Encorafenib Agreements and discussed in Note 3 - Binimetinib and Encorafenib Agreements to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25 million.

For the nine months ended March 31, 2015, our net cash provided by operations was $21.5 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the nine months ended March 31, 2015 and fiscal year ended June 30, 2014, we received net proceeds of approximately $35 million and $73 million, respectively, from sales of our common stock under our March 2013 sales agreement with Cantor Fitzgerald, which we amended in August 2014 to allow additional sales of common stock under the agreement. We also received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and approximately $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we received an up-front cash payment of $85 million in connection with the Effective Date of the Binimetinib Agreement and have received $230.7 million from up-front fees and license and milestone payments since December 2009, including the following payments:

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

We paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, representing our share of the combined development costs incurred and due since commencement of our co-development agreement with Novartis, as discussed in Note 4 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We continued to record an estimate of our co-development liability under the License Agreement until our liability terminated upon the Effective Date of the Binimetinib and Encorafenib Agreements as discussed in Note 3 - Binimetinib and Encorafenib Agreements. Our co-development liability was $16.2 million as of June 30, 2014.

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

Management believes that our cash, cash equivalents and marketable securities as of March 31, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights to those programs, that include up-front, royalty and/or milestone payments.

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

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 5 – Long-term Debt to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit with Comerica.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly-liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Short-term marketable securities consist mainly of U.S. government agency obligations with maturities of greater than 90 days when purchased. The remaining $12.6 million of short-term marketable securities are equity securities. Long-term marketable securities are primarily securities held under our deferred compensation plan.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31, 2015	June 30, 2014	$ Change

Cash and cash equivalents	$141,470	$68,591	$72,879
Marketable securities – short-term	48,600	42,407	6,193
Marketable securities – long-term	546	640	(94)
Total	$190,616	$111,638	$78,978

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended March 31,
	2015	2014	$ Change
Cash flows provided by (used in):
Operating activities	$21,472	$(49,444)	$70,916
Investing activities	12,560	(11,560)	24,120
Financing activities	38,847	52,446	(13,599)
Total	$72,879	$(8,558)	$81,437

Net cash from operating activities improved by $70.9 million during the nine months ended March 31, 2015, primarily resulting from the $85 million of cash received, as well as the $5 million for the reimbursement of certain transaction costs and the extinguishment of our net co-development liability balance of $21.6 million in connection with the closing of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25 million during the current period.

Net cash from investing activities increased $24.1 million between the current and prior year nine-month periods. We received $38.8 million more in proceeds from the maturity and sales of U.S. Government Agency and equity securities during the nine months ended March 31, 2015, and used only $14.0 million more cash for purchases of replacement securities, as compared to the same period of the prior year.

Net cash provided by financing activities decreased $13.6 million related to the sale of fewer shares of our common stock at a lower average price under our sales agreement with Cantor Fitzgerald during the current period, compared with the same period of the prior year.

Recent Accounting Pronouncements

In April 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on our operations or financial results, should be classified as discontinued operations. Additionally, the ASU requires expanded disclosures regarding the assets, liabilities, cash flows, income and expenses of discontinued operations. ASU No. 2014-08 is effective for us prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on July 1, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of ASU No. 2014-08 on our financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. We are also evaluating the effect that ASU No. 2014-09 will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015. We do not expect any material impact from adoption of this guidance on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2015, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment in equity securities is subject to market price volatility. Fluctuations in the market price of publicly-traded equity securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors. A 10% increase or decrease in the fair value of our investment in equity securities at March 31, 2015, would result in an increase or decrease to the fair value of the investment of approximately $1.3 million. Because the market price for this investment is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of the investment may differ significantly from the reported amount. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

The remainder of our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at March 31, 2015, we would expect future interest income to increase or decrease by approximately $356 thousand over the next 12 months based on the current balance of $35.6 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of March 31, 2015, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of March 31, 2015, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to address competition concerns raised by the European Commission, Array agreed to obtain a partner for worldwide development and European commercialization rights for both binimetinib and encorafenib acceptable to the European Commission. If we are unable, in the prescribed time period, to negotiate a collaboration and license agreement with a partner and on terms acceptable to the European Commission, a trustee approved by the European Commission, will be empowered to license these rights to a suitable third party for no minimum price. The terms of such license could be less favorable to Array than the terms Array could have obtained had it licensed such rights directly to a third party.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 6th day of May 2015.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ DAVID HORIN
David Horin
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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	LGX818 Asset Transfer Agreement, dated January 19, 2015, between registrant and Novartis Pharma AG*	Filed herewith
10.2	First Amendment to Termination and Asset Transfer Agreement, dated January 19, 2015, between registrant, Novartis Pharma AG and Novartis Pharmaceutical International Ltd.*	Filed herewith
10.3	Seventh Amendment to Drug Discovery Collaboration Agreement, dated as of February 10, 2015, between the registrant and Genentech, Inc.*	Filed herewith
10.4	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (binimetinib)*	Filed herewith
10.5	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (encorafenib)*	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed

*	Confidential treatment of redacted portions of this exhibit has been applied for.