Form 10-K
period 2015-06-30
ARRAY BIOPHARMA INC
filed 2015-08-21
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2014, was $647,473,840, based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant's common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of August 14, 2015, the registrant had 142,173,066 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARRAY BIOPHARMA INC.
ANNUAL REPORT ON FORM 10-K

PART I

Array BioPharma Inc. and the Array BioPharma Inc. logo are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2015 refers to the fiscal year ended June 30, 2015.

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

Market and Industry Data

Unless otherwise indicated, information contained in this Annual Report on Form 10‑K concerning the cancer market, the drug market and our other markets, including our general expectations and market position, market opportunity and market share, is based on information from independent industry analysts and third-party sources and management estimates. Management estimates are derived from publicly-available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable.

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

ITEM 1.     BUSINESS

Our Business

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six registration studies are currently advancing. These programs include three cancer drugs, binimetinib (MEK162 / wholly-owned), encorafenib (LGX818 / wholly-owned) and selumetinib (partnered with AstraZeneca).

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Phase 3
2.	Encorafenib	BRAF inhibitor for cancer	Phase 3
3.	Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma, or MM	Phase 2
4.	ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy, or LMNA-DCM	Phase 2

In March 2015, Array announced the completion of the transactions contemplated by asset transfer agreements Array had entered into with Novartis under which Array regained rights to binimetinib and acquired rights to encorafenib. Also during the third quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25 million. Along with global ownership of both assets, Array received an upfront payment of $85 million from Novartis. We believe these programs present significant opportunities for Array in the area of oncology.

Three pivotal trials of binimetinib and/or encorafenib, COLUMBUS (encorafenib in combination with binimetinib in BRAF-mutant melanoma patients), NEMO (binimetinib in NRAS-mutant melanoma patients), and MILO (binimetinib in low-grade serous ovarian cancer patients), continue to advance. Beyond the three Phase 3 trials, there are over 30 active binimetinib and/or encorafenib trials.

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

The MILO Phase 3 study design was modified to incorporate a cross-over provision, allowing patients on the trial to have access to binimetinib. Array estimates the availability of top-line data from MILO in 2016 and a projected regulatory filing of binimetinib in low-grade serous ovarian cancer, or LGSOC, in 2017.

Novartis is responsible for continued conduct and funding of the COLUMBUS and NEMO trials. All other ongoing clinical trials involving binimetinib and encorafenib, including the MILO trial, continue to advance, with Novartis providing substantial financial support in the form of reimbursement to Array for all associated out-of-pocket costs and for one half of Array’s fully-burdened full-time equivalent, or FTE, costs based on an annual FTE rate. At designated points for each trial, Novartis will transition responsibility and provide this continuing financial support to Array for completing the trials.

Array continues to progress select other wholly-owned programs including two Phase 2 trials of filanesib in MM and a Phase 2 trial of ARRY-797 in a rare cardiovascular disease. In addition, we have 10 ongoing partner-funded clinical programs, including an Array-invented MEK inhibitor, selumetinib with AstraZeneca. Three registration clinical trials continue to evaluate selumetinib: SELECT-1 (second-line KRAS-mutant advanced or metastatic non-small cell lung cancer), ASTRA (differentiated thyroid cancer) and neurofibromatosis Type 1, or NF1.

	Drug Candidate	Indication	Partner	Clinical Status
1.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
2.	ASC08 / Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 2
3.	ASLAN001/ARRY-543	Pan-HER inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
8.	ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
9.	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
10.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of oncology and other indications. Our most significant discovery collaborations are with Loxo Oncology, Inc. (oncology program) and Biogen Idec (auto-immune disorder program). We may out-license other select promising candidates through research collaborations in the future.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Our significant clinical stage partners include:

•
ASLAN – We entered into a Collaboration and License Agreement with ASLAN in July 2011 to develop Array's pan-HER inhibitor, ASLAN001/ARRY-543, which is currently in Phase 1 and 2 clinical trials in patients with gastric cancer or breast cancer.

•
AstraZeneca – In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca under which AstraZeneca received a license to three of our MEK inhibitors for cancer, including selumetinib, which is currently in numerous clinical trials, including three registration trials.

•
Genentech – We entered into a worldwide strategic Drug Discovery Collaboration Agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drugs are ipatasertib/GDC-0068, an AKT inhibitor for cancer, which is currently in Phase 2 and GDC-0994, an ERK inhibitor for cancer, which is currently in Phase 1. We also entered into a License Agreement with Genentech in August 2011 for the development of each company's small molecule Chk-1 program in oncology. The program included Genentech's compound GDC-0425 (RG7602) and Array's compound GDC-0575 (previously known as ARRY-575). Genentech selected GDC-0575 to advance into further clinical trials in patients with cancer.

•
Roche Holding AG – We entered into a Drug Discovery Collaboration Agreement with InterMune in 2002, which resulted in the joint discovery of ASC08 / danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche Holding AG acquired ASC08 from InterMune in 2010 and partnered with Ascletis in 2013 to advance the program in greater China. Ascletis has announced its expectation to advance ASC08 in Phase 3 clinical trials in China and Taiwan.

•
Oncothyreon – We entered into a Development and Commercialization Agreement with Oncothyreon in May 2013, to collaborate on the development and commercialization of ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer. In December 2014, we granted Oncothyreon an exclusive license to develop, manufacture and commercialize ONT-380. The License Agreement replaces the 2013 agreement. Oncothyreon is continuing development of ONT-380 in a defined set of proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

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

Business History

We have received a total of $678.2 million in research funding and in up-front and milestone payments from partners from inception through June 30, 2015, including $174 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five and a half years, and we received an up-front cash payment of $85 million in March 2015 under our agreement with Novartis for the re-acquisition of binimetinib. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

Our Strategy

We are building a fully-integrated, commercial-stage biopharmaceutical company that discovers, develops and will market small molecule drugs to treat patients afflicted with cancer. We intend to accomplish this through the following strategies:

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

•
Implement a partnering strategy in which we out-license drugs outside our therapeutic or geographic focus and partner select early-stage programs for continued research and development in exchange for research funding plus significant milestone payments and royalties.

Our out-license and collaboration agreements typically provide for up-front payments, research funding, success-based milestone payments and/or royalties on product sales. These agreements may also be structured to share in the proceeds received from a collaborator resulting from the further development or commercialization of resulting drugs.

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Our largest or most advanced clinical stage collaborations currently include our agreements with ASLAN, AstraZeneca, Genentech, Loxo, InterMune/Roche, Oncothyreon and VentiRx. Under our current partnered programs, our involvement in the development or research phase has ended, but we retain the right to receive clinical, regulatory and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research collaborations with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these collaborations, we also perform process research and development and clinical development.

Information about our partners that comprise 10% or more of our total revenue and information about revenue we receive within and outside the U.S. can be found in Note 1 – Overview, Basis of Presentation and Summary of

Significant Accounting Policies – Concentration of Business Risks to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Proprietary Programs

Below is a description of our most advanced, wholly-owned clinical programs, their stage in the drug development process and our expected future development plans for fiscal 2016.

1. Binimetinib and Encorafenib — MEK and BRAF Inhibitor Program

Effective March 2, 2015, Novartis' global, exclusive license to binimetinib terminated with all rights reverting to Array, and Array received global rights to encorafenib. As part of the transaction, Array received an $85 million upfront payment from Novartis and reimbursement for certain transaction-related expenses. Novartis is providing transitional regulatory, clinical development and manufacturing services as specified below and assigned or licensed to Array patent and other intellectual property rights it owns to the extent they relate to binimetinib and encorafenib. All clinical trials involving binimetinib and encorafenib sponsored by Novartis or Array at the time of the transaction, including three pivotal trials, COLUMBUS (BRAF-mutant melanoma / NCT01909453), NEMO (NRAS-mutant melanoma / NCT01763164), and MILO (LGSOC / NCT01849874), will continue to be conducted.

Other than a de minimis payment to Novartis from Array, there are no milestone payments or royalties payable between the parties under the encorafenib agreement. As part of the transactions, Array has agreed to obtain an experienced partner for global development and European commercialization of both binimetinib and encorafenib. If Array is unable to find a suitable partner in the prescribed time period, a trustee would have the right to sell such European rights.

Novartis will conduct and fund the COLUMBUS trial through the earlier of June 30, 2016 or completion of last patient first visit. At that time, Array will assume responsibility for the trial, while Novartis will reimburse Array's out-of-pocket costs along with 50% of Array's FTE costs in connection with completing the COLUMBUS trial. Novartis is responsible for conducting all other encorafenib trials until their completion or transfer to Array for a defined transition period. For all trials transferred to Array, Novartis will reimburse Array for out-of-pocket costs and 50% of FTE costs in connection with completing the trials.

Novartis will reimburse Array for all remaining out-of-pocket expenses and 50% of all remaining FTE costs associated with the MILO trial, which Array will continue to conduct. For the NEMO trial and all other ongoing and planned clinical trials for binimetinib (other than COLUMBUS, as described above), Novartis will conduct and solely fund each trial, until a mutually agreed-upon transition date to Array. Following this transition, Novartis will reimburse Array for all remaining out-of-pocket expenses and 50% of all remaining FTE costs required to complete these studies.

Novartis will remain responsible for conducting and funding development of the NRAS melanoma companion diagnostic for binimetinib until Premarket Approval is received from the U.S. Food and Drug Administration, or FDA. Following approval, Novartis will transfer the product and Premarket Approval to a diagnostic vendor of Array's designation.

Novartis also retains binimetinib and encorafenib supply obligations for all clinical and commercial needs for up to 30 months after closing and will also assist Array in the technology and manufacturing transfer of binimetinib and encorafenib. Novartis will also provide Array continued access to several Novartis pipeline compounds for use in currently ongoing combination studies, and possible future studies, including Phase 3 trials, with encorafenib and binimetinib.

Development Status: Three Phase 3 trials continue to advance: NEMO, COLUMBUS and MILO. NRAS-mutant melanoma represents the first potential indication for binimetinib, with a projected regulatory filing estimated in the first half of 2016.

•
The NEMO trial began in July 2013 and will evaluate the efficacy and safety of binimetinib compared to dacarbazine in 393 patients with advanced (Stage IIIC) unresectable or metastatic (Stage IV) NRAS-

mutant melanoma. The primary endpoint is progression free survival, or PFS, and the key secondary endpoint is overall survival. In April 2015, NEMO completed patient enrollment.

•
The COLUMBUS trial began in September 2013 and will evaluate the efficacy and safety of the binimetinib/encorafenib combination and encorafenib as a single agent, in each case compared to Zelboraf® (vemurafenib) in 900 patients with advanced, unresectable or metastatic BRAF-mutant melanoma. The primary endpoint is PFS, and the key secondary endpoint is overall survival. In April 2015, COLUMBUS (Part 1) completed patient enrollment. The projected regulatory filing for binimetinib and encorafenib based on the COLUMBUS study is estimated to be in 2016.

•
The MILO trial began in June 2013 and will evaluate the efficacy and safety of binimetinib compared to standard chemotherapy treatments in 360 patients with recurrent or persistent LGSOC following at least one prior platinum-based chemotherapy regimen and no more than three lines of prior chemotherapy regimens. The primary endpoint is PFS, and the key secondary endpoint is overall survival. In 2015, the MILO study design was modified to incorporate a cross-over provision, allowing all patients on the trial to have access to binimetinib. The projected regulatory filing for binimetinib based on the MILO study is estimated to be in 2017.

2. Filanesib — KSP Program for Multiple Myeloma

Filanesib is a highly selective, targeted KSP inhibitor with a mechanism of action distinct from currently available myeloma therapies such as immunomodulatory drugs, or IMiDs®, and proteasome inhibitors. Across multiple studies, filanesib has demonstrated activity in heavily pretreated MM patients, with a consistent safety profile including no drug-induced peripheral neuropathy and limited non-hematologic toxicity. Adverse events have included transient, non-cumulative and predominantly asymptomatic myelosuppression (decreases in blood counts) when supportive measures are used. Alpha 1-acid glycoprotein, or AAG, a plasma protein, is a potential patient selection marker for filanesib. AAG is undergoing further investigation in clinical trials and could represent the first patient selection marker for a myeloma therapy.

Based on data from ongoing or completed clinical trials, and discussions with the FDA, Array is developing filanesib in combination with the proteasome inhibitor Kyprolis® (carfilzomib). Two studies with filanesib continue to advance in patients with relapsed / refractory multiple myeloma (RRMM):

•
The AfFIRM trial, a global Phase 2 study that began in May 2014 with single-agent filanesib in 160 patients with RRMM. While the trial includes patients regardless of AAG status, the primary endpoint is objective response rate, or ORR, in patients with low AAG levels at baseline. The AfFIRM trial is also designed to support future regulatory submissions and validation of AAG as a patient selection marker and will generate safety and pharmacological data.

•
The ARRAY-520-216 trial, a randomized Phase 2 trial that began in November 2013 comparing Kyprolis plus filanesib versus Kyprolis alone in 75 RRMM patients. The primary endpoint is PFS, and this trial will provide safety and efficacy data to support the overall development plan, including data to support AAG as a patient selection marker in the combination of Kyprolis plus filanesib. To date, there are no successful drug combinations for Kyprolis in patients who have previously been treated with both Revlimid® (lenalidomide) and Velcade® (bortezomib).

During fiscal 2016, we plan to report interim results from the AfFIRM and ARRAY-520-216 studies.  Data from these trials will inform next steps.

3. ARRY-797 — p38 Program for Lamin A/C-related dilated cardiomyopathy

ARRY-797 is a selective, oral inhibitor of the p38 mitogen activated protein kinase, or MAPK. LMNA-DCM is a serious cardiovascular disease caused by genetic mutations in the lamin A/C gene. These mutations lead to loss of functional lamin proteins resulting in activation of the p38 MAPK pathway and leading to structural changes in cardiac tissue such as:

•	alterations to cardiomyocyte and A/V nodal cell nuclei, which leads to apoptosis and cardiac tissue remodeling, and

•	sarcomere reorganization, which affects the heart’s contractile function.

By age 45, approximately 70% of patients with LMNA-related DCM experience cardiovascular death, transplant or a major cardiac event. While other MAPK pathways have been implicated in this disease, nonclinical data suggest that the p38 pathway is a key driver.

In vivo studies of ARRY-797 in models of LMNA-DCM demonstrated reversal of cardiac remodeling and significant improvements in heart function, general well-being and survival. Data from a physician-sponsored single-patient IND application indicated that ARRY-797 treatment was associated with echocardiographic improvements and was well tolerated. Based on these encouraging data and discussions with U.S. regulatory authorities, a 12-patient Phase 2 study has been initiated to study the effectiveness and safety of ARRY-797 in patients with LMNA-DCM. The primary endpoint is the change from baseline in a 6-minute walk test at 12 weeks. Other endpoints include left and right ventricular function, quality of life assessments, safety and pharmacokinetics. Currently, we have patients on this trial past 48 weeks and ARRY-797 has been well-tolerated. Patients completing this Phase 2 trial are being enrolled in a roll-over study to continue treatment. Interim data continue to be encouraging for multiple endpoints across patients, but further data is needed to fully assess the magnitude, consistency and durability of effects.

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

1. AstraZeneca — Selumetinib — MEK Program

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications which we invented during the collaboration. We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. Our research obligations ended in 2004 and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration. To date, we have earned $26.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $70 million (with $30 million specific for selumetinib) and royalties on product sales.

MEK is a key protein kinase in the RAS/RAF/MEK/ERK pathway, which signals cancer cell proliferation and survival. MEK has been shown to be frequently activated in cancer, in particular in tumors that have mutations, including BRAF and NRAS, in the RAS and RAF pathways. Selumetinib is a small molecule MEK inhibitor that targets a key position in this pathway.

Development Status: AstraZeneca is continuing to advance selumetinib in three registration trials: second-line KRAS-mutant advanced or metastatic non-small cell lung cancer, or NSCLC (SELECT-1), differentiated thyroid cancer (ASTRA) and NF1. In July 2015, AstraZeneca announced that the Phase 3 SUMIT trial in patients with metastatic uveal melanoma did not meet its primary endpoint of PFS. A full evaluation of the data is ongoing and is expected to be presented at an appropriate scientific conference. We do not believe the results from SUMIT inform the outcome of the ongoing selumetinib registration studies: SELECT-1, ASTRA or NF1. These trials are in distinct patient populations and are being conducted in combination with different agents or are being studied as a single agent.

•
The SELECT-1 trial began in September 2013 and will evaluate the efficacy and safety of selumetinib in combination with docetaxel compared to placebo and docetaxel in 634 patients with locally advanced or metastatic KRAS-mutant NSCLCs. The primary endpoint is PFS, and the key secondary endpoint is overall survival. The estimated date for top-line results is during the second half of 2016.

•
The ASTRA trial began in August 2013 and will evaluate the efficacy and safety of selumetinib with radioactive iodine therapy compared to placebo and radioactive iodine therapy in 304 patients with differentiated thyroid cancer. The primary endpoint is complete remission rate. The estimated date for top-line results is 2017.

•
The Phase 2 registration trial in pediatric patients with NF1 is an expansion of the existing Phase 1 trial that began in May 2011 and will evaluate the efficacy and safety of selumetinib in 50 patients. The primary endpoint is confirmed response rate by volumetric MRI. The estimated date for top-line results is 2017. In addition, a Phase 2 registration trial in adult patients with NF1 is planned.

2. InterMune (program now owned by Roche) — ASC08 / Danoprevir Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a Drug Discovery Collaboration Agreement with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered ASC08 / danoprevir, which is expected to enter Phase 3 in China and Taiwan. In October 2010, Roche expanded its portfolio of investigational medicines for HCV through the purchase of ASC08 from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. Under the terms of Array's collaboration agreement with InterMune, InterMune has an obligation to make milestone payments to us based on the selection and progress of ASC08, as well as royalties on commercial sales of ASC08. To date, we have received $1.8 million in milestone payments and have the potential to earn an additional $7.5 million if all clinical and commercialization milestones for ASC08 are achieved under the agreement.

In April 2013, Roche and Ascletis announced that they will collaborate to develop and commercialize ASC08 in China. It is estimated that over 10 million patients in China are chronically infected with HCV. The majority of these patients are genotype 1b, which has been shown to be responsive to ASC08. Ascletis will fund and be responsible for the development, regulatory affairs and manufacturing of ASC08 in greater China and will receive payments upon reaching certain development and commercial milestones from Roche. Ascletis and Roche will collaborate for the clinical development and commercialization. ASC08 has been evaluated in 27 Phase 1 and seven Phase 2 clinical trials with a total of approximately 2,400 healthy volunteers and patients tested.

Development Status: In June 2015, Ascletis announced that ASC08 will enter Phase 3 trials in China and Taiwan, based on the results of the DAPSANG Phase 2 trial results.

3. ASLAN — ASLAN001/ARRY-543 — Pan-HER Program

In July 2011, we entered into a Collaboration and License Agreement with ASLAN to develop Array's pan-HER inhibitor, ASLAN001/ARRY-543, which is currently in Phase 2 development in patients with gastric or breast cancer in Asia. ASLAN001 is an oral HER2/EGFR inhibitor, and has shown clinical activity in both HER2-positive and EGFR-positive tumors. Under the agreement, ASLAN is funding and developing ASLAN001 through clinical proof-of-concept. Upon achievement of proof-of-concept, ASLAN will identify a global partner for Phase 3 development and commercialization. Array will share a significant portion of the proceeds of such partnering transaction.

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

Development Status: Three Phase 1 or 2 trials are advancing:

•
Phase 2 trial to evaluate ASLAN001 in combination with capecitabine compared with lapatinib in combination with capecitabine in patients with HER2 positive metastatic breast cancer who have failed on prior trastuzumab therapy.

•	Phase 1/ 2 trial to evaluate ASLAN001 in combination with weekly paclitaxel and carboplatin in patients with HER2 positive breast cancer.

•
Phase 1 trial to evaluate ASLAN001 in combination with CAPOX or mFolfox6, in patients with metastatic solid tumors, who are suitable to receive CAPOX or mFolfox6, or who have tumors that have dysregulated EGFR or HER2 signaling.

In addition, in July 2015, ASLAN and National Cancer Center Singapore announced a collaboration that includes jointly conducting preclinical and clinical studies of ASLAN001 for the treatment of gastric cancer, hepatocellular carcinoma (liver) and cholangiocarcinoma (bile duct), three common forms of gastrointestinal cancers that are particularly prevalent in Asia.

4. Genentech — Ipatasertib/GDC-0068 and GDC-0994

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

In 2005, 2008, and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against additional targets. Under the agreement, we received additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. In September 2010, we and Genentech extended the agreement for an additional two years of funded research through January 2013. Genentech may terminate the agreement upon four months' written notice. Genentech has paid Array a total of $23.5 million in up-front and milestone payments, and we have the potential to earn an additional $23.0 million for all programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

Development Status: Genentech is advancing one collaborative drug, ipatasertib, an AKT inhibitor, in clinical development, including four Phase 2 trials:

•	Phase 2 trial with ipatasertib in combination with paclitaxel as front-line treatment for patients with metastatic triple-negative breast cancer.

•	Phase 2 trial with ipatasertib in combination with paclitaxel as neoadjuvant treatment for patients with early stage triple negative breast cancer

•	Phase 2 trial (JAGUAR) with ipatasertib in combination with fluoropyrimidine plus oxaliplatin in patients with advanced or metastatic gastric or gastroesophageal junction cancer.

•
Phase 1b/2 trial (A.MARTIN) with ipatasertib or GDC-0980, a PI3 kinase/mTor dual inhibitor, with abiraterone acetate versus abiraterone acetate in patients with locally advanced castration-resistant prostate cancer.

In addition, Genentech is advancing a second collaborative drug, GDC-0994, an ERK inhibitor, in two Phase 1 studies in patients with locally advanced or metastatic solid tumors.

5. Genentech — GDC-0575 — Checkpoint kinase 1, or Chk-1, Inhibitor Program

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

6. Lilly — LY2606368 — Chk-1 Inhibitor Program

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

Development Status: While there is currently one on-going LY2603618 Phase 1 clinical trial in cancer, Lilly has communicated that it does not intend to pursue further development of the drug. LY2606368 is in Phase 2 development, with three on-going trials for cancer.

7. VentiRx — Motolimod/VTX-2337 — TLR Program

In February 2007, we entered into a Collaboration and License Agreement with the privately-held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our TLR program. The program contains a number of compounds targeting TLRs to activate innate immunity, including motolimod/VTX-2337. We received equity in VentiRx, as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $2.6 million in milestone payments and have the potential to earn an additional $56 million if VentiRx achieves the remaining clinical and commercial milestones under the agreement. See Note 1 — Overview, Basis of Presentation and Summary of Significant Accounting Policies — Equity Investment to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

In October 2012, VentiRx announced the formation of an exclusive, worldwide collaboration with Celgene for the development of motolimod. As part of the agreement, Celgene will retain the exclusive option to acquire VentiRx. In addition, Celgene provided a $35 million up-front payment to VentiRx to fund further research and development of VTX-2337 through pre-defined clinical endpoints. During the option period, VentiRx will be eligible to receive additional funding, including a potential equity investment by Celgene.

Motolimod directly activates multiple components of the innate immune system, including activation of human myeloid dendritic cells, monocytes and natural killer, or NK, cells resulting in the production of high levels of mediators known to orchestrate the integration of innate and adaptive anti-tumor responses. Results from preclinical models suggest that combining motolimod with some chemotherapies and monoclonal antibodies demonstrate a synergistic effect in stimulating a variety of immune pathways associated with anti-tumor activity including antibody-directed cellular cytotoxicity. Early data from an ongoing Phase 1 trial in squamous cell carcinoma of the head and neck, or SCCHN, demonstrated that the combination was safe and well tolerated, and demonstrated activation of NK cells following dosing with motolimod.

Development Status: Motolimod is being evaluated in the following Phase 2 trials:

•
Phase 2 trial (GOG-3003) with motolimod in combination with pegylated liposomal doxorubicin, or PLD, standard second-line chemotherapy for patients with recurrent or persistent ovarian cancer versus PLD alone.

•	Phase 2 trial (ACTIVE8) with motolimod in combination with a standard of care regimen, cetuximab, platinum and 5 Fluorouracil, or 5-FU, in patients with recurrent or metastatic SCCHN.

•	Phase 1/2 trial of motolimod and MEDI4736 in patients with recurrent, platinum-resistant ovarian cancer for whom PLD is indicated.

8. Oncothyreon — ONT-380/ARRY-380 — HER2 Inhibitor Program

In May 2013, we entered into a Development and Commercialization Agreement with Oncothyreon Inc. to collaborate on the development and commercialization of ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer. Under the terms of the agreement, Oncothyreon paid Array a one-time up-front fee of $10 million.

In December 2014, we granted Oncothyreon an exclusive license to develop, manufacture and commercialize ONT-380 pursuant to a License Agreement that replaced the 2013 agreement. As part of the License Agreement, Oncothyreon paid Array $20 million as an up-front fee. In addition, Oncothyreon will pay Array a significant portion of any payments received from sublicensing ONT-380 rights. If Oncothyreon is acquired within three years of the effective date of the current agreement, Array will be eligible for up to $280 million in commercial milestone payments. Array is also entitled to receive up to a double-digit royalty based on net sales of ONT-380.

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

Development Status: ONT-380 is being evaluated in three clinical trials:

•	Phase 1 trial with ONT-380 in combination with Herceptin® (trastuzumab) in patients with brain metastases from HER2+ breast cancer (Dana Farber sponsored).

•	Phase 1 trial with ONT-380 in combination with Kadcyla ® (T-DM1) in patients with HER2+ breast cancer (Oncothyreon sponsored).

•	Phase 1 trial with ONT-380 in combination with Herceptin plus Xeloda ® (capecitabine) in patients with HER2+ breast cancer (Oncothyreon sponsored).

In addition, in May 2015, Oncothyreon announced plans to initiate a blinded, randomized, placebo-controlled Phase 2 trial in patients with HER2-positive metastatic breast cancer.

9. Loxo — LOXO-101 — PanTrk Inhibitor Program

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the Trk family of receptors, including LOXO-101, which is currently in a Phase 1 clinical trial.  Based on evidence from this trial, including drug exposures that exceeded expectations, Loxo announced in August 2015 plans to initiate a Phase 2 trial in the second half of this year in adult cancer patients whose tumors harbor TRK fusions. In April 2014 and again in April 2015, Array and Loxo amended the agreement to expand the research activities. There is a growing body of scientific literature implicating Trk alterations in diverse tumor types, including neuroblastoma and lung, thyroid and breast cancer. Many downstream pathways important in cancer are stimulated by activated Trk, such as the PI3-kinase and MAP-kinase pathways. Drugs targeting these pathways have generated responses in both solid and hematologic tumors.

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

Market Opportunity

Our proprietary pipeline is focused on targeted drugs that treat cancer. We believe there is a substantial opportunity in creating oncology drugs that meet the demand from the medical community for targeted therapies that treat both the underlying disease, as well as control symptoms more effectively and/or more safely than drugs that are currently available. We believe future patient care will improve with the use of screening to select targeted therapies for more effective disease treatment. Also, clinical trials aimed at well-defined patient populations may show improved response rates and may thereby increase the chances for approval with regulatory agencies such as the FDA. This approach may result in a greater number of marketed drugs each aimed at a smaller subset of patients.

The worldwide market for targeted cancer drugs, the cancer drug market's fastest growing segment, is forecast to grow from $58 billion in 2014 to $131 billion in 2020.

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

Cancer Market

Despite a wide range of available cancer therapies, patients' treatment responses remain limited and variable. As a result, oncologists are increasingly using combination therapies and drug dosing regimens tailored for individual tumor types and patients. The goal of targeted therapies is to specifically address the underlying mechanisms of the disease by regulating discrete aspects of cellular function affecting cancer cells to a greater extent than normal cells. As such, targeted therapies hold the promise of being more effective with fewer side effects than cytotoxic chemotherapy drugs. Further, biomarkers are increasingly playing a role in both patient prognosis and drug selection. We believe certain cancers will eventually become chronic diseases, treated with a combination of targeted therapies. Our research strategy in the cancer market is to build a pipeline of targeted therapies.

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2015, in the U.S. there will be an estimated 1.7 million new cases of cancer in 2015 and nearly 600 thousand cancer-related deaths. The five-year relative survival rate for all cancers diagnosed between 2003 and 2009 is 68%, up from 49% in 1975-1977. The improvement in survival reflects both progress in diagnosing certain cancers at an earlier stage and improvements in treatment.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2015 by major cancer types of interest to Array:

	Estimated 2015
Type of Cancer	New Cases	Deaths

Lung	221,200	158,040
Breast	234,190	40,730
Colorectal	93,090	49,700
Melanoma	73,870	9,940
Thyroid	62,450	1,950
Pancreas	48,960	40,560
Ovarian	21,290	14,180
Stomach	24,590	10,720
Myeloma	26,850	11,240
Gallbladder and Other Biliary	10,910	3,700
	817,400	340,760

The use of targeted therapies has the potential to change the focus of cancer treatment away from categorization and treatment modality by organ type and towards categorization and treatment modalities by level of gene expression in individual patients, or “personalized medicine.” Targeted therapies and personalized medicine hold the promise of increased survival with improved quality of life.

Oncology, both in treating cancer itself and as palliative therapy, has been a major therapeutic category for biotechnology companies since the inception of the industry. Recently, major pharmaceutical companies have increased their research and development and in-licensing investment in this market, particularly the targeted cancer therapy market. Some of the targeted therapies currently on the market include Avastin® (bevacizumab), Xalkori® (crizotinib), Herceptin®(trastuzumab), Rituxan® (rituximab) and Zelboraf® (vemurafenib).

Lung Cancer (Binimetinib and Selumetinib — MEK inhibitors)

Lung cancer is the leading cause of cancer-related mortality in the U.S. Lung cancer forms in the tissues of the lung, usually in the cells lining air passages. The two main types of lung cancer are NSCLC, which represents about 85%, and small cell lung cancer, or SCLC, which represents about 15% of lung cancer. In 2015, the estimated new cases and deaths from all lung cancer in the U.S. were approximately 221 thousand and 158 thousand, respectively. Globally, over 1.6 million new cases of lung cancer are diagnosed every year and nearly

1.8 million people die as a result of this devastating disease; more than breast, colon and prostate cancer combined. The overall five-year relative survival rate for the period of 2003 to 2009 for patients with lung cancer was 17%. The five-year relative survival rate varies markedly depending on the stage at diagnosis, from 54% to 27% to 4% for patients with local, regional and distant / malignant disease, respectively.

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

Market growth of NSCLC drug therapies is expected to grow annually by 57% from $5.4 billion in 2014 to $8.5 billion in 2023. We believe generic price erosion of key agents such as Alimta® (pemetrexed) and Tarceva® (erlotinib) will be offset by the recent approvals by the FDA of Xalkori® (crizotinib), Gilotrif® (afatinib), Zykadia™ (ceritinib), and the anticipated introduction of several novel classes of agents. The need for more effective and less toxic therapies as alternatives to, or in combination with, chemotherapy has led to the investigation of targeted therapies. Mutations in the KRAS gene are amongst the most common mutations in NSCLC, being found in approximately 26% of patients, which amounts to approximately 415 thousand patients globally. Typically, KRAS mutations activate the RAS/RAF/MEK/ERK pathway, contributing to unregulated cell growth and survival. Therapies that target this aberrant pathway, including MEK inhibitors, would therefore be expected to have therapeutic activity in patients with mutated KRAS.

Data from a double-blind, randomized Phase 2 study comparing the efficacy of selumetinib, a MEK inhibitor we licensed to AstraZeneca, in combination with docetaxel versus docetaxel alone in second-line patients with KRAS mutation-positive locally advanced or metastatic NSCLC were presented at the 2012 American Society of Clinical Oncology, or ASCO, Annual Meeting. This study showed statistically significant improvement in PFS, ORR, and alive and progression-free at six months, as well as a trend for improvement in overall survival in favor of selumetinib in combination with docetaxel versus docetaxel alone. Based on these data, AstraZeneca has initiated the pivotal Phase 3 SELECT-1 trial comparing selumetinib in combination with docetaxel versus docetaxel alone in second line patients with KRAS mutation-positive locally advanced or metastatic NSCLC.

Melanoma (Binimetinib — MEK inhibitor and Encorafenib — BRAF inhibitor)

Melanoma is the deadliest form of skin cancer. The number of new malignant melanoma cases has been increasing substantially over the past 30 years and at a rate that is among the fastest growing of any human cancer. According to the American Cancer Society, the estimated new cases and deaths from melanoma in the U.S. in 2015 are approximately 74 thousand and 10 thousand, respectively. Prognosis is heavily dependent upon stage of the disease. The outlook for patients with metastatic disease is poor, with a five-year survival rate of approximately 16%.

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

Market growth of melanoma drug therapies is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by over 92% from $1.2 billion in 2014 to $2.3 billion in 2023. This forecasted growth is driven largely by recent and anticipated launches of several novel, high-priced therapies expected to capture substantial market share over time.

Mutations that activate the RAS/RAF/MEK/ERK pathway are common in melanoma, with BRAF mutations in 40% to 60%, and NRAS mutations in 15-20% of melanoma patients, suggesting the therapeutic potential for agents that target this pathway in melanoma. Following Roche's launch of the BRAF inhibitor Zelboraf (vemurafenib) in 2011, several additional therapies that target this pathway are under study. Included amongst these are several MEK inhibitors. Both Mekinist (trametinib), a MEK inhibitor and Tafinlar (dabrafenib), a BRAF inhibitor from

Novartis were approved by the FDA for patients with BRAF mutated melanoma, both as monotherapy and in combination.

As MEK inhibitors target the RAS/RAF/MEK/ERK pathway, which is activated with BRAF mutation, they may also have the potential for activity not only in patients with BRAF-mutant melanoma, but also in patients with tumors that harbor mutations in the NRAS gene, who currently have no adequate treatment option and poor prognosis. Data on binimetinib in an ongoing Phase 2 trial of patients with BRAF and NRAS mutated advanced melanoma was presented at the 2014 ESMO Annual Meeting. Binimetinib showed clinical activity and good tolerability in this patient population. This is the first targeted therapy to show activity in patients with NRAS mutated melanoma. Based on this data, Novartis initiated two pivotal Phase 3 trials. The NEMO trial compares binimetinib to dacarbazine in patients with NRAS mutation-positive advanced, unresectable or metastatic melanoma. The COLUMBUS trial compares binimetinib in combination with encorafenib to encorafenib as monotherapy and to vemurafenib as monotherapy in patients with newly-diagnosed BRAF inhibitor naïve, BRAF V600E or V600K mutant advanced, unresectable or metastatic melanoma.

NF1 or Plexiform Neurofibromas (Selumetinib - MEK inhibitor)

NF1 is an autosomal disorder that can cause tumors to grow on nerves throughout the body. Most of these tumors are inoperable and the disease may lead to blindness, bone abnormalities, cancer, deafness, disfigurement, learning disabilities and excruciating and disabling pain. Neurofibromatosis, or NF, affects one in every 3,000 people, which is more than cystic fibrosis, Duchenne muscular dystrophy and Huntington’s disease combined. Data on selumetinib in an ongoing Phase 2 trial of pediatric patients with NF1 was presented at the 2015 Children's Tumor Foundation NF Conference. In the study, 67% (16 of 24) of patients treated with selumetinib achieved a partial response (defined by a 20% reduction in tumor size) and all patients remain on study with a median of 18 cycles (1 cycle = 28 days, range, 6-43). Anecdotal improvement in function, and reduction in plexiform neurofibromas, or PN, related pain and disfigurement were also observed. The most frequent adverse events were acneiform rash, increased creatine kinase and gastrointestinal effects. Based on this data, a Phase 2 registration trial in pediatric patients is advancing and a Phase 2 registration trial in adult patients is planned.

Thyroid Cancer (Selumetinib — MEK inhibitor)

Thyroid cancer has become the fastest-increasing cancer in the U.S. with estimates of almost 62 thousand new cases and 1,950 deaths in 2015. The rapid increase in incidence rates is thought to be largely due to increased and earlier detection. Thyroid cancer strikes relatively young patients, with 80% of newly diagnosed thyroid cancers occurring in patients younger than 65, and 3 out of 4 cases occurring in women.

Most thyroid cancers can be treated successfully with an overall five-year survival rate of 98%. However, even when therapy is successful, the disease remains burdensome and potentially lethal; patients must be tested routinely for the rest of their life, with as many as 35% of thyroid cancers recurring, one-third of which occur more than 10 years after initial treatment.

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

Based on this data and other research, Array has advanced binimetinib in this high unmet need patient population with the MILO study. In the MILO study, binimetinib will be compared to physicians choice chemotherapy (paclitaxel, topotecan, or liposomal doxorubicin) in patients with recurrent or persistent low-grade serous carcinomas of the ovary, fallopian tube or primary peritoneum who have received prior platinum containing therapy.

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

Patients with LMNA-DCM typically begin experiencing symptoms in their twenties or thirties, and by age 45 nearly 70% have undergone a heart transplant, experienced a major cardiac event or have died. Currently, there are no disease-specific treatments approved for LMNA-DCM. Treatment is limited to symptomatic and supportive care, and a significant unmet medical need remains for therapies that can halt disease progression or improve cardiac function. Patients diagnosed with LMNA-DCM are treated using the same practices as patients diagnosed with dilated cardiomyopathy arising from other causes. It is estimated that 5,000 to 9,000 patients are living with LMNA-DCM, but due to infrequent genetic testing, far fewer are actually diagnosed. No available treatments are curative, and given the relentless progression of disease and poor prognosis of LMNA-DCM, novel drugs that can target the molecular mechanism underlying cardiac dysfunction in this disease are warranted. Thus, there is a high unmet need for patients who are diagnosed with LMNA-DCM, and inhibition of p38 MAPK may offer an important therapeutic option for these patients.

Array is currently developing ARRY-797, a selective, oral inhibitor of the p38 MAPK pathway. Based on data from a single-patient IND and discussions with U.S. regulatory authorities, a 12-patient Phase 2 study has been initiated to study the effectiveness and safety of ARRY-797 in patients with LMNA-DCM.

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

MM is the second most common hematologic malignancy, and treatments garner significant sales due to the cost of treatment regimens and relatively long life expectancies of patients. Despite advances in therapy over the last decade, it remains an incurable, fatal disease in nearly all patients. It primarily afflicts the elderly with median age at diagnosis of 68 for men and 70 for women in the U.S. The annual incidence of newly-diagnosed MM patients is approximately 48 thousand in the seven major global markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan) with approximately 24 thousand in the U.S. Survival has increased in recent years to approximately five years for patients able to undergo stem cell transplant in combination with high-dose targeted drug therapy. There were over 89 thousand patients with MM in the U.S. in 2012.

Market growth of therapies that treat MM is expected to be strong, with sales across the seven major pharmaceutical markets forecasted to grow annually by 5.6% from $3.6 billion in 2010 to $6.2 billion in 2020. This growth is projected to be driven by three factors:

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

Filanesib targets KSP, a novel mechanism of action in MM, distinct from the approved proteasome inhibitors and IMiDs. Preclinically, filanesib showed significant single-agent activity in disease models resistant to standard-of-care drugs. Furthermore, filanesib was active in vivo in preclinical MM models, and demonstrated synergy with proteasome inhibitors and IMiDs, suggesting the potential to combine filanesib with these standard-of-care therapies. In clinical trials, filanesib has shown single-agent activity in heavily pretreated patients; it is one of the few non-IMiD or proteasome inhibitor drugs to show single-agent activity in this patient population. Filanesib has also shown clinical activity in MM patients when combined with dexamethasone, Kyprolis or Velcade in disease refractory to Revlimid and Velcade. This clinical activity supports the potential for further development of filanesib in patients refractory to other therapies.

Research and Development for Proprietary Drug Discovery

Our primary research efforts during fiscal 2015 were focused on development of our hematology/oncology programs. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2015, 2014 and 2013, we spent $54.4 million, $49.8 million and $59.4 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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
1 to 2 years
Phase 2	Evaluate effectiveness of the drug and its optimal dosage in patients; continue safety evaluation.	2 to 4 years
Phase 3	Confirm efficacy, dosage regime and safety profile of the drug in patients	2 to 4 years
NDA Preparation, Review and Approval	FDA review and approval to sell and market the drug under the approved labeling	1 to 2 years

Some non-clinical studies, including animal studies, are often conducted during the course of human clinical studies. Proof-of-concept for a drug candidate generally occurs during Phase 2, after initial safety and efficacy data are established.

Our Research and Development Technologies and Expertise

We are continuing to improve our comprehensive research and development capabilities, consisting of three integrated areas of expertise:

•	Discovery Research — Biology, Pharmacology, Toxicology, Chemistry and Translational Medicine;

•	Process Research, Development, Formulation and Manufacturing (through collaborations, including with Accuratus Lab Services, Inc.); and

•	Clinical Development — Clinical Science, Clinical Operations, Drug Safety, Translational Medicine, Biostatistics and Data Management, Regulatory Affairs and Program Management.

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

Process Research, Development, Formulation and Manufacturing

In June 2015, we entered into an Asset Purchase Agreement with Accuratus Lab Services, Inc., where Accuratus acquired Array’s chemistry, manufacturing and controls activities. This group will continue to provide expert support to Array’s drug discovery and development programs. Their capabilities include formulations, physical form characterization and aspects of clinical supply manufacturing. Array will also utilize other service providers for its Process Research, Development, Formulation and Manufacturing needs.
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

Government Regulation

Biopharmaceutical companies are subject to substantial regulation by governmental agencies in the U.S. and other countries. Virtually all pharmaceutical products are subject to extensive pre- and post-market regulation, including regulation governing the testing, development, manufacturing, quality control, distribution, safety, effectiveness, approval, labeling, storage, record keeping, reporting, advertising and promotion, and import and export of such products under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable foreign regulatory agency or FDA requirements may result in enforcement action, including warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. Although the discussion below focuses on regulation in the U.S., which is our primary initial focus, we and our partners anticipate seeking approval to market our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.

Development and Approval

In the U.S., prescription drug products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA. Under the FDC Act, the FDA must approve any new drug, including a new dosage form or new use of a previously approved drug, prior to marketing in the U.S. Typically, approval requires extensive studies and submission of a large amount of data by the company. The approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approval for any of our product candidates on a timely basis, if at all.

Preclinical Testing. Before testing any drug candidate in human subjects in the U.S., a company must develop extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Certain animal studies must be performed in compliance with the FDA's Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture's Animal Welfare Act.

IND Application. Human clinical trials cannot commence until an IND application is submitted and becomes effective. A company must submit, among other information, preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug candidate in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials. Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. FDA reviews each protocol that is submitted to the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board, or IRB, for each institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and, if necessary, the FDA is able to validate the data through an on-site inspection, if the agency deems such inspection necessary.
Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. Phase 1 clinical trials involve the initial introduction of a drug in humans on a small scale, and are generally intended to develop data regarding metabolism, pharmacologic action and safety, as well as helping determine the maximum tolerated dose. They also may provide early information regarding effectiveness. Phase 2 trials typically are controlled studies conducted in larger numbers of patients to gather initial effectiveness and safety data for specific indications. Phase 3 studies usually are intended to develop additional effectiveness and safety data, in order to allow evaluation of the drug’s overall benefit/risk profile and provide a basis for labeling.

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
Certain post-approval modifications to the drug product, such changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.
Post-Approval Regulation

Even if regulatory approvals are granted, a marketed product is subject to continuing comprehensive requirements under federal, state and foreign laws and regulations, including requirements and restrictions regarding adverse event reporting, recordkeeping, marketing, and compliance with cGMP. Adverse events reported after approval of a drug can result in additional restrictions on the use of a drug or requirements for additional post-marketing studies or clinical trials. The FDA or similar agencies in other countries may also require labeling changes to products at any time based on new safety information. If ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market, the FDA or similar agencies in other countries may at any time withdraw product approval or take actions that would suspend marketing or approval.

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
Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for advertising, promotion to physicians and patients, communications regarding unapproved uses, and industry-sponsored scientific and educational activities. Failure to comply with applicable FDA requirements and other restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, the Office of the Inspector General of the Department of Health and Human Services, and state authorities, as well as civil and criminal fines and agreements that may materially restrict the manner in which a company promotes or distributes drug products.
Other Requirements. In addition, companies that manufacture or distribute drug products or that hold approved NDAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, submitting establishment registrations and drug listings, and maintaining certain records.
Hatch-Waxman Act

If drug candidates we develop are approved for commercial marketing under an NDA by the FDA, they would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act." The Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products. In addition, the Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities, allows companies to apply to extend for up to five additional years of patent term lost during product development and FDA review of an NDA, and provides for a period of marketing exclusivity for products that are not new chemical entities if the NDA (or supplemental NDA) contains data from new clinical investigations that were necessary for approval. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired or have been successfully challenged and defeated. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. The FDA has granted orphan drug designation for the following products for the identified intended uses: i) filanesib for use in treating MM in May 2014; ii) ARRY-797 for use in treating LMNA-DCM in May 2014; iii) binimetinib for use in treating LGSOC in July 2014; iv) binimetinib for use in treating stage IIB-IV melanoma in November 2013; and v) binimetinib and encorafenib for treatment of stage IIB-IV melanoma that is positive for BRAF mutation in November 2013. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

Pediatric Exclusivity

Section 505A of the FDC Act provides for six months of additional exclusivity if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be safe and effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. If any of our product candidates is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

Fast Track and Breakthrough Therapy Designations

Certain of our product candidates may qualify for Fast Track designation. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product's development. Certain of our product candidates may benefit from other FDA programs intended to expedite development and review, such as priority review (i.e., a six-month review goal, rather than the standard 10-month timeframe) and accelerated approval (i.e., approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit).
Certain of our product candidates also may qualify for Breakthrough Therapy designation, which is intended to expedite the development and review of drugs for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. If a drug receives Breakthrough Therapy designation, it will be eligible for all of the benefits of Fast Track designation. In addition, Breakthrough Therapy-designated drugs are eligible for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance.
Even if a product qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for qualification, and/or may determine that the product does not meet the standards for approval.
Companion Diagnostics

Diagnostic tests are regulated as medical devices under the FDC Act. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. The diagnostic test being developed by Novartis for NRAS-mutant melanoma is subject to the PMA approval process.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures. FDA is required by statute to complete its review of an initial PMA application within six to ten months, although the process typically takes longer, and may require several years to complete. If FDA’s evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter. The latter usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and the data are submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval, or other regulatory standards is not maintained or problems are identified following initial marketing.

We anticipate that meetings with the FDA regarding our product candidate binimetinib for use in NRAS-mutant melanoma and its associated companion diagnostic product candidate will include representatives from FDA’s Center for Drug Evaluation and Research and Center for Devices and Radiological Health to ensure that the NDA and PMA submissions are coordinated so that FDA can conduct parallel review of both submissions. In 2014, the FDA issued its final guidance document addressing the development and approval process for in vitro companion diagnostic devices. According to the guidance, for novel therapeutic products such as our product candidate binimetinib, the companion diagnostic device generally should be approved or cleared contemporaneously with the drug candidate, although the guidance allows for certain exceptions. We believe our program for the development of binimetinib and its NRAS companion diagnostic is consistent with this guidance.

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
Privacy

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. Our clinical research efforts are not directly regulated by HIPAA. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider or research institution that has disclosed that information in violation of HIPAA. In addition, international data protection laws including the European Union, or EU, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (the EU Data Protection Directive) and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, other privacy and data security laws and regulations and genetic testing laws and regulations, including U.S. federal and state privacy and data security laws and regulations, may apply directly to our operations and/or those of our partners and may impose a number of obligations and restrictions, including restrictions on the use and disclosure of individuals' health information and other sensitive personal information. Finally, a security breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues from products that we or our partners commercialize in the future. For example, as part of the Healthcare Reform Act's provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this coverage gap. Medicare Part D is a prescription drug benefit available to all Medicare beneficiaries. It is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries. The Healthcare Reform Act also makes changes to the Medicaid Drug Rebate Program, discussed in more detail below, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products. The Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid program, currently is expected to issue a final regulation later in 2015 to implement changes made to the Medicaid Drug Rebate Program by the Healthcare Reform Act.

Many of the Healthcare Reform Act's most significant reforms did not take effect until 2014 or thereafter, and the resulting new programs and requirements will continue to evolve in the next few years. Some states have chosen not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. In part because not all states have expanded their Medicaid programs, it is unclear whether there will be more uninsured patients in 2015 than anticipated when Congress passed the Healthcare Reform Act. For each state that has opted not to expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact the future sales of any products that are commercialized in the future and our business and results of operations.

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

The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities. On July 21 2014, HRSA issued an “interpretive” rule that interprets the orphan drug exception narrowly and exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. A pending legal challenge to the validity of this interpretive rule has made the application of the statutory orphan drug exception uncertain. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. HRSA has issued a proposed regulation and is currently expected to issue additional proposed regulations and guidance in 2015 that will address many aspects of the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or otherwise expand the 340B program.

Federal law also requires that for a drug manufacturer’s products to be eligible for payment with federal funds under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must submit non-federal average manufacturer price data. In addition, if our products become available in the retail pharmacy setting when they are commercialized, we would be required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers. To the extent we choose to participate in these government healthcare programs, these and other requirements may affect our ability to profitably sell any product candidate for which we obtain marketing approval.

Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. If we become aware that our reporting of pricing data for a prior quarter was incorrect, we will be obligated to resubmit the corrected data. For the Medicaid Drug Rebate Program, corrected data must be submitted for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and other governmental pricing programs.

We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information. Our failure to submit pricing data to the Medicaid program or the FSS pricing program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.
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

Interactions with Healthcare Providers

Healthcare providers, physicians and others often play a primary role in the recommendation and prescription of pharmaceutical products. Manufacturers of branded prescription drugs are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Some of the laws and regulations that may affect our ability to operate are described below.

Anti-Kickback Laws

The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors.

False Claims Act

The federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the federal civil False Claims Act. In addition, the Healthcare Reform Act amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement. Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. They may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.

Health Insurance Portability and Accountability Act

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Other Regulations

There also has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other ‘‘transfers of value’’ made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

Foreign Corrupt Practices Act

U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives and intermediaries from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

Efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products. If a manufacturer's operations, including activities conducted by its sales team, are found to be in violation of any of these laws or any other governmental regulations that apply to the company, the company may be subject to significant civil, criminal and administrative sanctions, including imprisonment, monetary penalties, damages, fines, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of operations.
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

We have issued U.S. patents covering binimetinib, selumetinib and related molecules and their equivalent counterparts issued or pending in dozens of countries. These patents include composition of matter, method of treatment and synthetic method claims, which will expire on various dates in 2023 and 2024. We have also filed patent applications directed to methods of manufacturing, and to intermediates useful for manufacturing, binimetinib and selumetinib, which will expire on various dates in 2026 and 2027. Additionally, AstraZeneca has filed other patent applications directed to selumetinib, including patent applications of which we are not aware. Patent term extension under the Hatch-Waxman Act in the United States and in Europe under a supplementary protection certificate could be available for each of our partners to extend patent exclusivity for these clinical candidates. AstraZeneca is entitled to decide which patent covering its product candidate will be subject to such efforts and whether to file other patent applications directed at its product candidate. Our partners do not share information with us about the status or results of their respective efforts to seek additional patent protection. Therefore, information we report regarding the patent status of these partnered drug development programs is limited to our efforts to obtain patent protection.

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

Employees

As of June 30, 2015, we had 156 full-time employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

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

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents and marketable securities as of June 30, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, in August 2013, we reduced our workforce by approximately 20% as part of our efforts to fund our discovery organization with strategic collaborations and focus internally on progressing our hematology and oncology programs to later stage development. If we are unable to generate enough revenue from our existing or new collaborations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or a part of the investment of our stockholders in our common stock and may result in a reduction in the value of our 3.00% Convertible Senior Notes due 2020. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our loan agreement with Comerica Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2015, we had an accumulated deficit of $708.6 million. We had net income of $9.4 million for the fiscal year ended June 30, 2015, including the impact of the net gain related to the return of binimetinib and acquisition of encorafenib, as well as realized gains from the sale of marketable securities, and net losses of $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

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

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company. We have built our clinical and discovery programs through spending $720.9 million from our inception through June 30, 2015, including our investment in binimetinib while co-developed with Novartis and subsequently returned to us pursuant to the Binimetinib Agreement.  In fiscal 2015, we spent $54.4 million in research and development for proprietary programs, compared to $49.8 million and $59.4 million for fiscal years 2014 and 2013, respectively. Our proprietary drug discovery programs are in development and are unproven. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs. We have 10 ongoing partner-funded clinical programs, and we plan to continue initiatives to partner select clinical and preclinical stage programs to obtain additional capital or fund further development.

We may not be successful, however, in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promotion rights, as a result of factors, many of which are outside of our control. These factors include:

•	our ability to create valuable proprietary drugs targeting large market opportunities;

•	strategic decisions to allocate more of our resources to the further development of our proprietary programs and building our commercialization capabilities as our drugs advance;

•	research and spending priorities of potential licensing partners;

•	willingness of, and the resources available to, pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines;

•	the success or failure, and timing, of preclinical and clinical trials for our proprietary programs we intend to out-license; or

•	our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of proprietary drug candidates we are seeking to out-license, or on the related terms.

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

An aspect of our business strategy is to out-license drug candidates for further development, co-development and/or commercialization to obtain the highest possible value while also evaluating earlier out-licensing opportunities to maximize our risk-adjusted return on our investment in proprietary research. Because the costs and risk of failure of bringing a drug to market are high, the value of out-licensing a drug candidate generally increases as it successfully progresses through clinical trials.

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

In June 2013, we issued $132.3 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020, or the 2020 Notes, to investors pursuant to an effective shelf registration statement filed with the SEC. Interest is payable on the 2020 Notes semi-annually and the 2020 Notes mature on June 1, 2020, unless redeemed or converted prior to that date. In addition, if an event considered a Fundamental Change under the 2020 Notes occurs, holders of the 2020 Notes may require us to purchase for cash all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. As of June 30, 2015, all $132.3 million principal amount of the 2020 Notes remained outstanding. We also have a term loan outstanding with Comerica Bank under which $14.6 million is outstanding as of June 30, 2015.

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

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Many of our drug candidates are in the early stages of development. Although our most advanced drug candidates are in Phase 3 studies, we do not have any drugs approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. At any time, we, the FDA, an IRB or other regulatory body may temporarily or permanently stop the trial, for a variety of reasons, principally for safety concerns. We or our partners may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

•	failure to achieve clinical trial results that indicate a candidate is effective in treating a specified condition or illness in humans;

•	presence of harmful side effects;

•	determination by the FDA that the submitted data do not satisfy the criteria for approval;

•	lack of commercial viability of the drug;

•	failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization;

•	existence of alternative therapeutics that are more effective; and

•	if a drug candidate requires a companion diagnostic test for approval, failure to obtain approval for the companion diagnostic test.

As our product candidates advance to later stage clinical trials, it is customary that various aspects of the development program, such as manufacturing, formulation and other processes, and methods of administration, may be altered to optimize the candidates and processes as part of scale-up necessary for later stage clinical trials and potential approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct "bridging studies" to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional preclinical studies or clinical trials.

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

A relatively small number of partners account for a significant portion of our revenue. Oncothyreon, Loxo and Novartis accounted for 42%, 18% and 16%, respectively, of our total revenue for fiscal 2015. In fiscal 2014, Novartis, Loxo and AstraZeneca accounted for 29%, 23% and 12%, respectively, of our total revenue. We expect that revenue from a limited number of partners, including Biogen, Celgene and Loxo will account for a large portion of our revenue in future quarters. In general, our partners may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons or no reason, which would eliminate future milestone or royalty revenue under the collaboration. In addition, certain of our partners do not generate revenue or sufficient revenue to cover their operating expenses and their ability to continue to fund milestone and other payments under our agreements with them depends on their ability to raise funds through the issuance of debt or equity securities or from other sources. To the extent such funding is not available to these partners when needed, they may not be able to fund their obligations to us and we would therefore not realize revenue when anticipated or at all under our agreement with them.

If our drug discovery and development programs do not progress as anticipated, our revenue, stock price and the value of the 2020 Notes could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by Array or our partners may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for and the rate of patient enrollment in, clinical trials and the development priorities of our partners. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our partners concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our partners do not achieve milestones when anticipated, or if our partners choose to terminate a program, we may not achieve our planned revenue, our expenses could be higher than anticipated and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 156 full-time employees as of June 30, 2015, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new partners and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel. In addition, we periodically review our existing workforce in light of the current and anticipated needs of our business and may make strategic changes to its size and scope in an effort to use our capital more efficiently.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Ron Squarer, our Chief Executive Officer; Dr. Victor Sandor, our Chief Medical Officer; Dr. Nicholas Saccomano, our Chief Scientific Officer; Andrew Robbins, our Chief Operating Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days’ prior notice.

Risks Related to Our Clinical Development Activities and Obtaining Regulatory Approval for Our Programs

We have limited clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We began a Phase 3 trial in June 2013 on binimetinib in LGSOC, but we have not previously conducted a Phase 3 or later stage clinical trial ourselves, nor have we commercialized a drug. We have limited experience conducting clinical trials and obtaining regulatory approvals and we may not be successful in some or all of these activities. In addition, in deciding to pursue development of ovarian cancer in the Phase 3 MILO study, we relied on broad-based activity that has been shown for binimetinib in other indications and known prior results with other inhibitors, including MEK inhibitors that have shown activity in ovarian cancer. Consequently, we do not have direct clinical information that binimetinib will be effective in treating the proposed patient population. We expect to spend significant amounts to recruit and retain high quality personnel with clinical development experience. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities would be expensive and time-consuming and could delay any product launch, and we may never be able to develop this capacity. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third-party clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

If we or our partners fail to adequately conduct clinical trials, regulatory approvals necessary for the sale of drugs may not be obtained when anticipated, or at all, which would reduce or eliminate our potential return on that program.

Before any of our drug candidates can be sold commercially, we or our partners must conduct clinical trials that demonstrate that the drug is safe and effective for use in humans for the indications sought. The results of these clinical trials are the basis to obtain regulatory approval from government authorities such as the FDA. Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use and therefore, we may spend several years completing certain trials. Further, the time within which we or our partners can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We and our partners also face competition with other clinical trials for eligible patients. As a consequence, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of clinical trials that may delay or prohibit regulatory approval of our drug candidates. Even if we or our partners successfully conduct clinical trials, we or our partners may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

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

Delays in the commencement or completion of clinical testing of our products or products of our partners, including any Phase 3 or pivotal trials for binimetinib and/or encorafenib, filanesib, selumetinib (partnered with AstraZeneca) and danoprevir (partnered with Intermune/Roche Holding AG), could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to the ability of Array or our partners to do the following:

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

•	retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues; and

•	develop and validate a companion diagnostic test for a drug candidate that requires one.

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

The development and commercialization of drug candidates with our partners and through our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. For a drug candidate that requires a companion diagnostic test, we may not be able to obtain approval for the drug if the FDA does not approve or clear its corresponding companion diagnostic test. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our partners may decide to repeat or redesign a trial or discontinue development of a drug candidate.

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

Delays or failures in validating, developing and obtaining regulatory approval for the NRAS-mutant melanoma companion diagnostic test could harm the prospects for approval and commercialization of binimetinib for NRAS-mutant melanoma.

Novartis is developing an NRAS melanoma companion diagnostic test for use with our product candidate binimetinb for NRAS-mutant melanoma. Companion diagnostics typically are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. Novartis may encounter difficulties in developing and obtaining approval for the NRAS melanoma companion diagnostic test, including, but not limited to, issues related to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by Novartis to develop or obtain regulatory approval of the companion diagnostic test could delay or prevent approval of our product candidate binimetinib. Even if Novartis obtains approval of the companion diagnostic test and transfers the test to a vendor of our designation, that vendor may encounter production difficulties that could constrain the supply of the companion diagnostic. The vendor and/or we also may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. If the companion diagnostic fails to gain market acceptance, it could have an adverse effect on our ability to derive revenues from sales of our product candidate binimetinib, if approved, for use in NRAS-mutant melanoma. In addition, the vendor we designate could decide to discontinue selling or manufacturing the companion diagnostic or our relationship with such vendor may otherwise terminate. We may be delayed in identifying another vendor, or we may not be able to enter into arrangements with another vendor to maintain supply of the companion diagnostic, which could adversely affect our commercialization of binimetinib for NRAS-mutant melanoma, if it is approved for that use.

Even if our drug candidates obtain regulatory approval, we and our partners will be subject to ongoing government regulation, including federal and state fraud and abuse laws, such as anti-kickback and false claims laws.

Even if regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing, sale, import and of these drugs will be subject to strict and ongoing regulation. If we, our partners, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; or seek other monetary or injunctive remedies or impose civil or criminal penalties.

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

In addition, the marketing of these drugs by us or our partners may be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. Our promotional activities will be regulated by federal and state laws pertaining to health care “fraud and abuse,” such as:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs;

•
the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program including private third-party payors;

•
the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other ‘‘transfers of value’’ made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners;

•
the federal Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additional information about these laws is provided above under the heading “Interactions with Healthcare Providers.”

Violations of these laws can result in costly litigation, and significant criminal, civil and administrative sanctions, including fines and/or imprisonment, monetary penalties, damages, exclusion from participation in federal health care programs, and burdensome reporting and compliance obligations.

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

We rely on third parties to manufacture our drug candidates. In June 2015, we sold our chemical, manufacturing and controls activities and no longer have manufacturing facilities that can produce quantities of API and finished drug product for large-scale clinical trials. We therefore contract with third-party manufacturers to produce larger quantities of API for us. Some of these manufacturers are located outside the U.S. and may obtain ingredients from suppliers in other foreign countries before shipping the bulk API to Array in the U.S. Cross-border shipments of pharmaceutical ingredients and products are subject to regulation in the U.S. by the FDA and in foreign jurisdictions, including, in the EU, under laws adopted by the EU Member States implementing the Community Code on Medicinal Products Directive 2001/83, as amended. These foreign regulations generally impose various requirements on us and/or our third-party manufacturers. In some cases, for example in the EU, there are cGMP requirements that exceed the requirements of the FDA. In other cases, we must provide confirmation that we are registered with the FDA and have either an IND application or an approved NDA. Third-party manufacturers may lack capacity to meet our needs, go out of business or fail to perform. In addition, supplies of raw materials needed for manufacturing or formulation of clinical supplies may not be available or may be in short supply.

Accordingly, we must either develop such manufacturing facilities, which will require substantial additional funds, or rely on third-party manufacturers for the production of drug candidates. Furthermore, should we obtain FDA approval for any of our drug candidates, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

Any performance failure on the part of a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our or our partners’ drug candidates. Third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug candidates is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

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

In addition, our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating manufacturing facilities. Supply chain management is complex, and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with contractors and subcontractors. Our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, or DEA, and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the contract manufacturer could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, among other potential consequences, and any of these events could result in delays, additional costs and potentially lost revenues.

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

The discovery and development of our products, together with our general operations, are subject to extensive regulation in the U.S. by state and federal agencies and in foreign countries. Due to escalating costs and difficulties associated with conducting certain types of clinical trials in the U.S., we conduct certain clinical trials in foreign locations where we have little experience, including countries in Eastern Europe and South America. We expect that we typically will conduct these trials through third-party clinical trial service providers. In addition, we purchase from third-party suppliers and manufacturers that are located outside the U.S., principally countries in Europe, intermediate and bulk API that are used in our development efforts and we contract with third-party service providers to prepare finished drug product, including packaging and labeling. As a result, we and our contractors are subject to regulations in the U.S. and in the foreign countries in which the API is sourced and manufactured relating to the cross-border shipment of pharmaceutical ingredients. Although we have developed and instituted controls, we cannot assure you that we, our employees, our consultants or our contractors will operate at all times in full compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. Further, we have a limited ability to monitor and control the activities of third-party service providers, suppliers and manufacturers to ensure compliance by such parties with all applicable regulations and/or laws. We may be subject to direct liabilities or be required to indemnify such parties against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our employees, consultants or contractors fail to comply with any of these regulations and/or laws a range of consequences could result, including, but not limited to, the suspension or termination of clinical trials, failure to obtain approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

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

Our operations depend on the continued use of our highly specialized laboratories and equipment in Boulder, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in these locations is limited and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our partners. We maintain business interruption insurance in the amount of $15 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our partners’ needs in a timely manner could create.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, together the "Healthcare Reform Act", substantially change the way health care is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, mandatory discounts on pharmaceuticals under federal health care programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse enforcement. In addition, continued implementation of the Healthcare Reform Act may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

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

Many of the Healthcare Reform Act's most significant reforms did not take effect until 2014 or thereafter, and the resulting new programs and requirements will continue to evolve in the next few years. The Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid program, currently is expected to issue a final regulation later in 2015 to implement changes made to the Medicaid Drug Rebate Program by the Healthcare Reform Act. Some states have chosen not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. In part because not all states have expanded their Medicaid programs, it is unclear whether there will be more uninsured patients in 2015 than anticipated when Congress passed the Healthcare Reform Act. For each state that has opted not to expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact future sales of any products that are commercialized in the future and our business and results of operations.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and since November 2013, CMS has been publishing final National Average Drug Acquisition Cost, or NADAC, files, which reflect retail community pharmacy invoice costs, on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. As discussed above, to the extent that we or our partners participate in government pricing programs, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. We anticipate that a significant portion of revenue from sales of drugs that we or our partners are able to commercialize may be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for those products under those programs would have a material adverse effect on our sales revenues and royalties.

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

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Our clinical research efforts are not directly regulated by HIPAA. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider or research institution that has disclosed information in violation of HIPAA. In addition, international data protection laws including the EU Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, other privacy, data security and genetic testing laws and regulations, including U.S. federal and state privacy and data security laws and regulations, may apply directly to our operations and/or those of our partners and may impose a number of obligations and restrictions, including restrictions on the use and disclosure of individuals' health information and other sensitive personal information. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Finally, a security breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

The Healthcare Reform Act expanded the Public Health Service’s 340B drug pricing program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts drugs designated under section 526 of the FDC Act as “orphan drugs” from the ceiling price requirements for these newly-eligible entities. On July 21, 2014, HRSA issued an “interpretive” rule that interprets the orphan drug exception narrowly and exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. A pending legal challenge to the validity of this interpretive rule has made the application of the statutory orphan drug exception uncertain. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. HRSA has issued a proposed regulation and is currently expected to issue additional proposed regulations and guidance in 2015 that will address many aspects of the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or otherwise expand the 340B program.

Federal law also requires that for a drug manufacturer’s products to be eligible for payment with federal funds under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must submit non-federal average manufacturer price data. In addition, if our products become available in the retail pharmacy setting when they are commercialized, we would be required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers. To the extent we choose to participate in these government healthcare programs, these and other requirements may affect our ability to profitably sell any product candidate for which we obtain marketing approval.

If we fail to comply with our reporting and payment obligations under the Medicaid program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. If we become aware that our reporting of pricing data for a prior quarter was incorrect, we will be obligated to resubmit the corrected data. For the Medicaid Drug Rebate Program, corrected data must be submitted for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and other governmental pricing programs.

We may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, we may be liable for civil monetary penalties in the amount of up to $100,000 per item of false information. Our failure to submit pricing data to the Medicaid program or the FSS pricing program on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, which is the agreement under which we would participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low sales prices for our common stock were $8.59 and $2.98, respectively, during fiscal 2015; $7.10 and $3.39, respectively, during fiscal 2014; and $6.56 and $3.25, respectively, during fiscal 2013. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our partners are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our partners, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock and the value of our 2020 Notes. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We are headquartered in Boulder, Colorado, where we currently lease 150 thousand square feet of office and laboratory space. Our Boulder lease was amended during the current fiscal year and now expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. Effective December 31, 2015, we will be reducing our leased square footage to 122 thousand square feet for the remainder of the lease term. We also lease 7 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2017, as well as a very small amount of office space in Boston, Massachusetts under a lease that expires in November 2015.

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

Fiscal Year Ended June 30, 2015	High	Low
First Quarter	$4.81	$3.51
Second Quarter	$5.04	$2.98
Third Quarter	$8.59	$4.19
Fourth Quarter	$8.04	$6.16

Fiscal Year Ended June 30, 2014	High	Low
First Quarter	$7.10	$4.54
Second Quarter	$6.66	$4.54
Third Quarter	$5.64	$4.32
Fourth Quarter	$4.94	$3.39

As of August 20, 2015, there were approximately 53 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our Loan and Security Agreement with Comerica Bank and the terms of the 3.00% Convertible Senior Notes Due 2020 restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Stock Performance Graph

This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2015. The graph assumes that $100 was invested on June 30, 2010 in the common stock of Array, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
2010
2011
2012
2013
2014
2015
Array BioPharma Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending in June 30.

	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015
Array BioPharma Inc.	100.00	73.44	113.77	148.85	149.51	236.39
NASDAQ Composite	100.00	132.73	142.01	167.01	219.06	250.68
NASDAQ Biotechnology	100.00	138.84	169.87	228.43	339.18	489.13

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

	Year Ended June 30,
	2015	2014	2013	2012	2011
Revenue
License and milestone revenue	$20,367	$25,111	$56,726	$71,249	$53,426
Collaboration and other revenue	31,542	16,967	12,854	13,886	18,475
Total revenue	51,909	42,078	69,580	85,135	71,901
Operating expenses
Cost of partnered programs	44,392	45,965	30,078	24,261	28,916
Research and development for proprietary programs	54,442	49,824	59,420	56,719	63,498
General and administrative	31,433	21,907	19,624	15,202	16,261
Total operating expenses	130,267	117,696	109,122	96,182	108,675
Gain on the Binimetinib and Encorafenib Agreements, net	80,010	—	—	—	—
Gain on sale of CMC, net	1,641	—	—	—	—
Income (loss) from operations	3,293	(75,618)	(39,542)	(11,047)	(36,774)
Other income (expense)
Realized gain from marketable securities, net	16,255	—	—	—	1,891
Loss on prepayment of long-term debt, net	—	—	(11,197)	(942)	(6,340)
Interest income	68	77	55	32	406
Interest expense	(10,247)	(9,716)	(11,258)	(11,624)	(15,507)
Total other income (expense), net	6,076	(9,639)	(22,400)	(12,534)	(19,550)
Net income (loss)	$9,369	$(85,257)	$(61,942)	$(23,581)	$(56,324)
Weighted average shares outstanding – basic	136,679	123,403	107,794	70,619	55,447
Weighted average shares outstanding – diluted	141,692	123,403	107,794	70,619	55,447
Net earnings (loss) per share – basic	$0.07	$(0.69)	$(0.57)	$(0.33)	$(1.02)
Net earnings (loss) per share – diluted	$0.07	$(0.69)	$(0.57)	$(0.33)	$(1.02)

	June 30,
	2015	2014	2013	2012	2011
Cash, cash equivalents, marketable securities and accounts receivable	$185,129	$117,067	$118,301	$90,725	$66,939
Working capital	148,623	68,943	70,732	16,935	506
Total assets	198,207	136,625	133,335	107,129	88,136
Long-term debt, net	107,280	101,524	96,368	91,312	90,302
Total stockholders' equity (deficit)	42,653	(25,721)	(21,909)	(85,806)	(130,858)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2015 refers to the fiscal year ended June 30, 2015.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six registration studies are currently advancing.  These programs include three cancer drugs, binimetinib (MEK 162 / wholly-owed), encorafenib (LGX818 / wholly-owned) and selumetinib (partnered with AstraZeneca).

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Phase 3
2.	Encorafenib	BRAF inhibitor for cancer	Phase 3
3.	Filanesib	KSP inhibitor for MM	Phase 2
4.	ARRY-797	p38 inhibitor for LMNA-DCM	Phase 2

In March 2015, Array announced the completion of the transactions contemplated by asset transfer agreements Array had entered into with Novartis under which Array regained rights to binimetinib and acquired rights to encorafenib. Along with global ownership of both assets, Array received an upfront payment of $85 million from Novartis. Also during the third quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25 million. We believe these programs present significant opportunities for Array in the area of oncology.

Three pivotal trials of binimetinib and/or encorafenib, COLUMBUS (encorafenib in combination with binimetinib in BRAF-mutant melanoma patients), NEMO (binimetinib in NRAS-mutant melanoma patients), and MILO (binimetinib in low-grade serous ovarian cancer patients), continue to advance. Beyond the three Phase 3 trials, there are over 30 active binimetinib and/or encorafenib trials.

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

The MILO Phase 3 study design was modified to incorporate a cross-over provision, allowing patients on the trial to have access to binimetinib. Array estimates the availability of top-line data from MILO in 2016 and a projected regulatory filing of binimetinib in LGSOC in 2017.

Novartis is responsible for continued conduct and funding of the COLUMBUS and NEMO trials. All other ongoing clinical trials involving binimetinib and encorafenib, including the MILO trial, continue to advance, with Novartis providing substantial financial support in the form of reimbursement to Array for all associated out-of-pocket costs and for one half of Array’s fully-burdened FTE costs based on an annual FTE rate. At designated points for each trial, Novartis will transition responsibility and provide this continuing financial support to Array for completing the trials.

Array continues to progress select other wholly-owned programs including two Phase 2 trials of filanesib in MM, and a Phase 2 trial of ARRY-797 in a rare cardiovascular disease. In addition, we have 10 ongoing partner-funded clinical programs, including an Array-invented MEK inhibitor, selumetinib with AstraZeneca. Three registration clinical trials continue to evaluate selumetinib: SELECT-1, ASTRA and NF1.

	Drug Candidate	Indication	Partner	Clinical Status
1.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
2.	ASC08 / Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 2
3.	ASLAN001/ARRY-543	Pan-HER inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
8	ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
9	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
10.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including inhibitors that target Trk receptors for the treatment of oncology and other indications. Our most significant discovery collaborations are with Loxo (oncology program) and Biogen (auto-immune disorder program). We may out-license other select promising candidates through research collaborations in the future.

We have received a total of $678.2 million in research funding and in up-front and milestone payments from partners from inception through June 30, 2015, including $174 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five and a half years, and we received an up-front cash payment of $85 million in March 2015 under our agreement with Novartis for the re-acquisition of binimetinib. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

Recent Developments

Binimetinib and Encorafenib Agreements

The transactions contemplated by the asset transfer agreements Array entered into with Novartis International Pharmaceutical Ltd., or Novartis, and Novartis Pharma AG, or Novartis Pharma, for the re-acquisition of rights to binimetinib and acquisition of rights to encorafenib, which we refer to as the Binimetinib and Encorafenib Agreements, closed in March 2015. As a result of the closing, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million in the third quarter of fiscal 2015. Also during the third quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25 million.

The Binimetinib and Encorafenib Agreements executed with Novartis Pharma and Novartis involved multiple elements. We therefore identified each item given and received and determined how each item should be recognized and classified. The sum of the above transactions was accounted for in a manner consistent with a settlement of a material liability or gain contingency.

We deferred $6.6 million of the consideration received from Novartis Pharma to reflect the estimated fair value of certain future obligations we are to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis Pharma. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that we do not anticipate will be covered in the funding reimbursements we will receive from Novartis Pharma under the Binimetinib and Encorafenib Agreements. The estimated fair value was based on amounts we have billed to other third parties in other transactions for similar services. We anticipate recording revenue over the deferral period, which is based upon our estimated time to complete our performance with respect to the applicable clinical trials. The balance of deferred revenue was $5.4 million at June 30, 2015.

As of March 2, 2015, prior to the closing of the Binimetinib and Encorafenib Agreements, we had an accounts receivable balance from Novartis of $6.7 million and a $28.3 million co-development liability balance that we owed to Novartis. On March 2, 2015, the termination of the License Agreement with Novartis relating to binimetinib and the effectiveness of the Binimetinib and Encorafenib Agreements resulted in the right to offset the accounts receivable and co-development liability balances. Because we and Novartis owed each other determinable amounts and we have the right to set off the amount payable with the amount receivable from Novartis, we set off these amounts resulting in a net co-development liability of $21.6 million that was extinguished in full upon termination of the License Agreement, which in turn increased our net gain.

See Note 3 - Binimetinib and Encorafenib Agreements, to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or license agreements can be found in Note 5 – Collaboration and License Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

See Note 5 – Collaboration and License Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Valuation of Equity Received

From time to time, we may enter into collaboration and license agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. In July 2013, Array entered into a collaboration agreement with Loxo Oncology, Inc. under which we received shares of non-voting preferred stock as consideration for licensing rights granted to Loxo. There was no public market for the shares, and we estimated the fair value of these shares to be $4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing; none of which was readily available to us as Loxo is not a publicly-traded company. Equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest are reported at cost in other long-term assets in the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Restructuring Charges

In August 2013, we completed a reduction in force of approximately 50 employees, mainly in our drug discovery organization. After the 20% reduction, we had approximately 200 employees whose capabilities are more tightly aligned with our strategy to fund our discovery organization with strategic collaborations and focusing development and commercialization resources on our later stage clinical programs. See Note 12 - Restructuring Charges to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10‑K.

Results of Operations

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Below is a summary of our license and milestone revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%

License revenue	$20,367	$14,461	$41,440	$5,906	41%	$(26,979)	(65)%
Milestone revenue	—	10,650	15,286	(10,650)	(100)%	(4,636)	(30)%
Total license and milestone revenue	$20,367	$25,111	$56,726	$(4,744)	(19)%	$(31,615)	(56)%

Fiscal 2015 compared to Fiscal 2014 – License revenue for fiscal 2015 increased due to the recognition of the $20 million up-front fee received from Oncothyreon under our new License Agreement in December 2014. Additionally, we completed the recognition of the remaining $367 thousand of Genentech license revenue during fiscal 2015. We had expected to amortize the Genentech deferred revenue from inception of the agreement until a specified milestone had been achieved, but due to the immaterial amount remaining, we elected to recognize the remainder although the milestone has not been achieved. We will be entitled to an additional milestone payment if and when the specified milestone is achieved.

License revenue for fiscal 2014 primarily included $8.0 million recognized under our Novartis collaboration and $4.5 million of non-cash revenue recognized under our collaboration with Loxo, representing the fair value of shares of preferred stock received under the collaboration, as discussed under Note 5 - Collaboration and License Agreements - Loxo Oncology, Inc. to our audited financial statements included elsewhere in this Annual Report on Form 10-K. The remaining fiscal 2014 license revenue of $1.9 million represents the amortization of deferred revenue recognized under our Genentech collaboration.

No milestone revenue was recognized during the current fiscal year, compared with $5 million earned from AstraZeneca, $4.0 million earned from Novartis, $1 million earned from Genentech, as well as several other smaller milestones earned during fiscal 2014.

Fiscal 2014 compared to Fiscal 2013 – The primary contributor to the decline in license revenue from fiscal 2013 to fiscal 2014 was the recognition of all remaining revenue under our arrangements with Amgen and Celgene during fiscal 2013. Additionally, decreased up-front payments and decreased revenue recognized under our arrangements with Genentech and Novartis also contributed. We concluded the recognition of license revenue under our arrangements with Amgen and Celgene prior to the start of fiscal 2014 by recognizing $9.8 million and $7.3 million of license revenue in fiscal 2013 from Amgen and Celgene, respectively. We entered into a Drug Discovery and Collaboration Agreement with Loxo at the beginning of fiscal 2014 and recognized $4.5 million in non-cash license revenue. In comparison, we received and recognized a $10 million up-front payment from Oncothyreon for licenses during the fourth quarter of fiscal 2013. Please refer to Note 5 – Collaboration and License Agreements – Oncothyreon Inc. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, license revenue under our Chk-1 License Agreement with Genentech decreased by $2.3 million in fiscal 2014 because we extended the expected timing for milestone achievement under the Genentech collaboration by 10 months, resulting in adjustments to the amount of the remaining license revenue recognized each quarter. Finally, we concluded the recognition of license revenue under the Novartis License Agreement in April 2014, resulting in a $2.0 million decrease between the two fiscal years.

Milestone revenue decreased during fiscal 2014 due to the recognition of all remaining revenue for several collaborations in fiscal 2013 and a reduction in Novartis milestone revenue. Novartis milestone revenue decreased $3.7 million mainly due to the fiscal 2013 recognition of $4.0 million of the $5 million milestone earned in June 2013 for the commencement of the first Phase 3 trial and the April 2014 conclusion of revenue recognition for all previous Novartis milestone payments received. Revenue recognition for milestone payments also concluded in December 2012 and March 2013 for Amgen and Celgene, respectively, resulting in no milestone revenue during fiscal 2014 under those agreements, compared with $1.3 million for Amgen and $3.8 million for Celgene during fiscal 2013. During fiscal 2013 we earned $2.5 million of additional revenue for milestone events from VentiRx and Genentech, as compared with $6.6 million of additional milestones earned during fiscal 2014, which included $5 million from AstraZeneca for the start of a Phase 3 clinical study and $1 million from Genentech for a Phase 2 start.

Collaboration and Other Revenue

Collaboration and other revenue historically has primarily consisted of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license. During the current fiscal year, collaboration and other revenue also includes reimbursable expenses paid or payable by Novartis related to the Binimetinib and Encorafenib Agreements, as well as the revenue recognized due to the amortization of the deferred portion of the up-front payment that was received also related to these agreements with Novartis.

Below is a summary of our collaboration revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%

Collaboration and other revenue	$31,542	$16,967	$12,854	$14,575	86%	$4,113	32%

Fiscal 2015 compared to Fiscal 2014 – We recognized over $7.0 million in reimbursed research and development expenses and $1.2 million for the amortization of the deferred up-front payment from Novartis, as mentioned above, since the March 2, 2015 effective date of the Binimetinib and Encorafenib Agreements, accounting for over half of the increase in collaboration and other revenue in fiscal 2015. Additionally, our collaboration with Biogen, which was new in the last quarter of fiscal 2014, represents an increase of $4.3 million between the comparable periods and our expanded collaboration with Loxo accounts for another $3.3 million of the current period increase. Chemistry, manufacturing and control ("CMC") activities also contributed over $2.0 million to the current fiscal year increase. These were partially offset by $3.0 million in decreased collaboration revenue related to several smaller collaborations that concluded at various points during or prior to fiscal 2015.

Fiscal 2014 compared to Fiscal 2013 – Collaboration revenue increased during fiscal 2014 as revenue of $5.2 million and $3.5 million from new collaborations with Loxo and Oncothyreon, respectively, more than offset the decreases in revenue from other collaborations such as our 2003 agreement with Genentech following the conclusion of the research term in January 2013, our Clovis Oncology collaboration that terminated during the second quarter of fiscal 2014 and under our previous collaboration with DNA BioPharma, which concluded in February 2013. Additionally, collaboration revenue from our January 2013 Global Blood collaboration increased due to a full years' revenue recognition in fiscal 2014 versus only five months in fiscal 2013 and collaboration revenue under our new July 2013 agreement with Celgene was slightly higher during fiscal 2014 compared with the collaboration revenue recognized during the same period of the prior year under the 2007 Celgene agreement. Our obligations under the 2007 Celgene agreement were completed during the fourth quarter of fiscal 2013.

Cost of Partnered Programs

Cost of partnered programs represents research and development costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our partners. Research and development costs primarily consist of personnel related expenses, including salaries, benefits, costs to recruit and relocate new employees, travel, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, software and facilities, and laboratory costs and other supply costs.

Below is a summary of our cost of partnered programs (dollars in thousands):

				Change		Change
	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%

Cost of partnered programs	$44,392	$45,965	$30,078	$(1,573)	(3)%	$15,887	53%

Fiscal 2015 compared to Fiscal 2014 – We concluded fiscal 2015 with a small decrease in cost of partnered programs. This decrease was due to the costs related to development of binimetinib and encorafenib being moved from cost of partnered programs to research and development expenses for propriety programs for the last four months of fiscal 2015 following the effective date of the Binimetinib and Encorafenib Agreements on March 2, 2015. The impact of this change was mostly offset by increased partnered program expenses due to our new Biogen collaboration and expanded Loxo collaboration. Additionally, the costs to continue to advance binimetinib through clinical trials under our previous License Agreement with Novartis though March 2, 2015 had also increased in comparison to the prior fiscal year.

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

Research and Development Expenses for Proprietary Programs

Our research and development expenses for proprietary programs include costs associated with our proprietary drug programs, which primarily consist of personnel related expenses, including salaries, benefits, costs to recruit and relocate new employees, travel, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, software and facilities, and laboratory costs and other supply costs. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on a program basis.

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the fiscal years presented (dollars in thousands):

				Change		Change
	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Salaries, benefits and share-based compensation	$14,697	$18,443	$24,080	$(3,746)	(20)%	$(5,637)	(23)%
Outsourced services and consulting	28,433	18,170	19,634	10,263	56%	(1,464)	(7)%
Laboratory supplies	4,513	5,756	6,887	(1,243)	(22)%	(1,131)	(16)%
Facilities and depreciation	5,229	6,069	7,115	(840)	(14)%	(1,046)	(15)%
Other	1,570	1,386	1,704	184	13%	(318)	(19)%
Total research and development expenses	$54,442	$49,824	$59,420	$4,618	9%	$(9,596)	(16)%

Fiscal 2015 compared to Fiscal 2014 – The increase in research and development for proprietary programs during fiscal 2015 was due to an increase in outsourced services and consulting costs incurred to advance filanesib in two ongoing Phase 2 clinical studies, as well as having costs related to binimetinib and encorafenib included in research and development for proprietary programs for the last four months of the fiscal year rather than in cost of partnered programs. The increase in outsourced services was offset in part by a reduction in salaries and benefits related to an increased number of our scientists who were working on partnered programs during the current fiscal year. Additionally, fiscal 2014 included $2.2 million of salaries and benefit expenses related to our workforce reduction in August 2013. Decreased expenses for lab supplies and facilities also helped to offset the increased outsourced services expenses.

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

				Change		Change
	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%

General and administrative expenses	$31,433	$21,907	$19,624	$9,526	43%	$2,283	12%

Fiscal 2015 compared to Fiscal 2014 – The increase in general and administrative expenses in fiscal 2015 are largely the result of legal, consulting and other expenses, including higher, non-cash share-based compensation costs, related to regaining the rights to binimetinib through the Binimetinib Agreement and acquiring the rights to encorafenib through the Encorafenib Agreement, see Note 3 - Binimetinib and Encorafenib Agreements to the audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Other Income (Expense), Net

Below is a summary of our other income (expense) (dollars in thousands):

				Change		Change
	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%

Realized gain from marketable securities, net	$16,255	$—	$—	$16,255	—%	$—	—%
Loss on prepayment of long-term debt, net	—	—	(11,197)	—	—%	11,197	100%
Interest income	68	77	55	(9)	(12)%	22	40%
Interest expense	(10,247)	(9,716)	(11,258)	(531)	(5)%	1,542	14%
Total other income (expense), net	$6,076	$(9,639)	$(22,400)	$15,715	163%	$12,761	57%

Fiscal 2015 compared to Fiscal 2014 – Total other income (expense), net improved due to the realized gains achieved from the sale of Loxo common shares we held during the second half of the fiscal year following the expiration of the trading restrictions on the shares. As of June 30, 2015, all shares of Loxo have been sold. An increase in non-cash interest expense offset a small portion of the improvement.

Fiscal 2014 compared to Fiscal 2013 – Total other income (expense), net improved during fiscal 2014 primarily due to the fiscal 2013 loss on prepayment of long-term debt incurred from the write-off of the remaining balances of debt discount and debt transaction fees associated with the Deerfield credit facilities upon full repayment in June 2013, following the issuance of our 2020 Notes. Additionally, our 2020 Notes, which were outstanding during the entirety of fiscal 2014, have a lower coupon rate than the interest rate on the Deerfield credit facilities that were outstanding for almost all of fiscal 2013, also contributing to the improvement.

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Year Ended June 30,
	2015	2014	2013
Comerica Term Loan
Simple interest	$480	$479	$483
Amortization of fees paid for letters of credit	44	48	107
Total interest expense on the Comerica term loan	524	527	590

Convertible Senior Notes
Contractual interest	3,968	3,979	221
Amortization of debt discount	5,447	4,932	259
Amortization of debt issuance costs	308	278	14
Total interest expense on the convertible senior notes	9,723	9,189	494

Deerfield Credit Facilities
Simple interest	—	—	6,078
Amortization of debt discounts and transaction fees	—	—	4,331
Change in fair value of the embedded derivatives	—	—	(235)
Total interest expense on the Deerfield credit facilities	—	—	10,174
Total interest expense	$10,247	$9,716	$11,258

Liquidity and Capital Resources

With the exception of the current fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2015, we had an accumulated deficit of $708.6 million. We had net income of $9.4 million for the fiscal year ended June 30, 2015, including the impact of the net gain related to the return of binimetinib and acquisition of encorafenib, as well as realized gains from the sale of marketable securities, and net losses of $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively. In connection with the March 2, 2015 closing of the Binimetinib and Encorafenib Agreements as discussed in Note 3 - Binimetinib and Encorafenib Agreements, to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. We also entered into a third party agreement during the third quarter to complete the Novartis transactions for a net consideration payment of $25 million.

For the year ended June 30, 2015, our net cash used in operations was $5.8 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the years ended June 30, 2015, and 2014 we received net proceeds of $46.5 million and $73.4 million, respectively, from sales of our common stock under our sales agreement with Cantor Fitzgerald in an at-the-market offering. We also received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we received an up-front cash payment of $85 million as a result of the closing in March 2015 of the transactions under the Binimetinib Agreement and have received $230.7 million from up-front fees and license and milestone payments since December 2009, including the following payments:

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

Under our previous License Agreement with Novartis, which terminated when the Binimetinib Agreement became effective, we paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, representing our share of the combined development costs incurred and due since commencement of our co-development agreement with Novartis for development of the binimetinib program, as discussed in Note 5 – Collaboration and License Agreements – Novartis International Pharmaceutical Ltd. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We continued to record an estimate of our co-development liability under the License Agreement until our liability terminated upon the effective date of the Binimetinib and Encorafenib Agreements as discussed in Note 3 - Binimetinib and Encorafenib Agreements. As of March 2, 2015, prior to the closing of the Binimetinib and Encorafenib Agreements, our co-development liability was $28.3 million .

We have a $4.5 million liability accrued at June 30, 2015 for estimated fiscal year 2015 annual employee bonuses. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year.

Management believes that our cash, cash equivalents and marketable securities as of June 30, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights to those programs, that include up-front, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. See the risk factors described under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K and in other reports we file with the SEC for a description of these risks.

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading "Item 1A. Risk Factors" included under Part I in this Annual Report on Form 10-K and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaboration and license agreements when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 7 – Long-term Debt to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit with Comerica.

Cash, Cash Equivalents, Marketable Securities and Accounts Receivable

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be repaid by Novartis within three months or less. Balances owed to Array by Novartis as of June 30, 2015 relate to the Binimetinib and Encorafenib Agreements, whereas the June 30, 2014 and 2013 balances related to the 2010 License Agreement.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	June 30,			Change	Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Cash and cash equivalents	$55,691	$68,591	$60,736	$(12,900)	$7,855
Marketable securities – short-term	122,635	42,407	47,505	80,228	(5,098)
Marketable securities – long-term	496	640	465	(144)	175
Accounts receivable	6,307	5,429	9,595	878	(4,166)
Total	$185,129	$117,067	$118,301	$68,062	$(1,234)

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Year Ended June 30,			Change	Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash flows provided by (used in):
Operating activities	$(5,793)	$(71,682)	$(87,067)	$65,889	$15,385
Investing activities	(58,049)	2,482	(16,362)	(60,531)	18,844
Financing activities	50,942	77,055	108,366	(26,113)	(31,311)
Total	$(12,900)	$7,855	$4,937	$(20,755)	$2,918

Fiscal 2015 compared to Fiscal 2014 – Net cash from operating activities improved $65.9 million during fiscal year 2015, primarily resulting from the $85 million of cash received from Novartis following the effective date of the Binimetinib and Encorafenib Agreements in March 2015, as well as the receipt of $5 million for the reimbursement of certain transaction costs and the extinguishment of our net co-development liability balance of $21.6 million in connection with the closing of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements to the audited financial statements included elsewhere in this Annual Report on Form 10-K. The improvement was partially offset by a payment of $25.0 million made during fiscal 2015 under a third party agreement to complete the Novartis transactions.

We used net cash of $58.0 million during fiscal 2015 due to our investment of the majority of the proceeds received from the Binimetinib Agreement, net of the third party payment made to complete the transaction, and from the sale of our shares of Loxo common stock. This compared with fiscal 2014 where we had more sales or maturities of investments than purchases of investments.

Net cash provided by financing activities decreased $26.1 million related to the sale of fewer shares of our common stock under our sales agreement with Cantor Fitzgerald during the current fiscal year compared with the prior fiscal year. During fiscal 2015, we sold approximately 9.0 million shares for proceeds of $46.5 million compared with 13.8 million shares and proceeds of $73.5 million sold during fiscal 2014.

Fiscal 2014 compared to Fiscal 2013 – Net cash used in operating activities improved $15.4 million between the comparable years. This improvement was primarily due to a $11.1 million increase in cash received for up-front and milestone payments during the current fiscal year. Current year cash received consisted of an $11.0 million up-front payment from Celgene in July 2013, a $5.0 million milestone payment from Novartis in August 2013, a $5.0 million milestone payment from AstraZeneca in November 2013, and three smaller Genentech milestone payments received throughout fiscal 2014 totaling $2.3 million. Fiscal 2013 cash received for up-front and milestone payments consisted of a $10.0 million up-front from Oncothyreon, a $1.5 million milestone payment from VentiRx and two Genentech milestone payments totaling $750 thousand. Additionally, we had a larger accounts receivable balance outstanding at the end of fiscal 2013 that was collected within the current fiscal year, contributing to the improvement. The above was partially offset by a $2.1 million larger payment to Novartis during the current fiscal year for our share of accrued co-development costs incurred since inception of the program.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2015 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$14,550	$132,250	$—	$146,800
Interest on debt obligations (2)(3)(4)	4,440	8,565	7,616	—	20,621
Operating lease commitments (2)	4,357	7,054	7,089	17,998	36,498
Minimum revenue guarantee (2)(5)	4,000	1,875			5,875
Purchase obligations (2)(6)	—	—	—	—	—
Total	$12,797	$32,044	$146,955	$17,998	$209,794

(1)	Reflected in the accompanying balance sheets.

(2)	These obligations are not reflected in the accompanying balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Comerica is calculated at 3.25%, the interest rate in effect as of June 30, 2015.

(4)	Interest on the 2020 Notes is calculated at 3.00%, which is the coupon rate.

(5)
This item relates to the sale of our CMC activities. For more information, see Note 4 - Sale of CMC to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

(6)
We have open purchase orders for $124.1 million, which include $97.1 million for CROs, $24.4 million for other outsourced services for clinical trials and research and development costs and $2.6 million for all other purchase commitments. The majority of our purchase orders may be canceled without significant penalty to Array.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Lease terms for our facilities in effect as of June 30, 2015, ranged from less than one to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Recent Accounting Pronouncements

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2015, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target our average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at June 30, 2015, we would expect future interest income to increase or decrease by approximately $1.2 million over the next 12 months based on the current balance of $122.2 million of investments classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of June 30, 2015, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of June 30, 2015, we have not used foreign currency derivative instruments or engaged in hedging activities.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended June 30, 2015. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the section called "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the 2015 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2015 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2015, about the shares of common stock that may be issued upon the exercise of options or the vesting of restricted stock units under our existing equity compensation plans, which include the Amended and Restated Array Biopharma Inc. Stock Option and Incentive Plan, or Stock Option and Incentive Plan, and the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan, or ESPP. Array has no equity compensation plans that have not been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Stock Option and Incentive Plan (1) (2)	11,429,110	$5.30	20,864,588

ESPP	—	—	851,283

Total	11,429,110		21,715,871

(1)	Consists of 10,750,863 stock options with a weighted average exercise price of $5.30 and 678,247 restricted stock units.

(2)
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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2015 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2015 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2015 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 21st day of August 2015.

Array BioPharma Inc.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Squarer and John R. Moore, and each or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON SQUARER	Chief Executive Officer and Director	August 21, 2015
Ron Squarer	(Principal Executive Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of Directors	August 21, 2015
Kyle A. Lefkoff

/s/ DAVID HORIN	Chief Financial Officer	August 21, 2015
David Horin	(Principal Financial and Accounting Officer)

/s/ CHARLES M. BAUM	Director	August 21, 2015
Charles M. Baum, M.D., Ph.D.

/s/ GWEN A. FYFE	Director	August 21, 2015
Gwen A. Fyfe, M.D.

/s/ JOHN A. ORWIN	Director	August 21, 2015
John A. Orwin

/s/ GIL J. VAN LUNSEN	Director	August 21, 2015
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2015, as stated in their report, which is included elsewhere herein.

August 21, 2015

By:	/s/ RON SQUARER
RON SQUARER
Chief Executive Officer

August 21, 2015

By:	/s/ DAVID HORIN
DAVID HORIN
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2015 and 2014, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three‑year period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for classification of debt issuance costs in 2015 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.
/s/ KPMG LLP

Boulder, Colorado
August 21, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Array BioPharma Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2015 and 2014, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2015, and our report dated August 21, 2015 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Boulder, Colorado
August 21, 2015

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$55,691	$68,591
Marketable securities	122,635	42,407
Accounts receivable	6,307	5,429
Prepaid expenses and other current assets	6,414	5,249
Total current assets	191,047	121,676

Long-term assets
Marketable securities	496	640
Property and equipment, net	5,050	8,157
Other long-term assets	1,614	6,152
Total long-term assets	7,160	14,949
Total assets	$198,207	$136,625

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$4,570	$6,953
Accrued outsourcing costs	17,402	10,040
Accrued compensation and benefits	7,507	8,209
Other accrued expenses	2,714	1,444
Co-development liability	—	16,155
Deferred rent	1,285	3,739
Deferred revenue	8,946	6,193
Total current liabilities	42,424	52,733

Long-term liabilities
Deferred rent	3,314	4,096
Deferred revenue	2,040	3,353
Long-term debt, net	107,280	101,524
Other long-term liabilities	496	640
Total long-term liabilities	113,130	109,613
Total liabilities	155,554	162,346

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 142,107,025 and 131,817,422 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	142	132
Additional paid-in capital	711,688	652,696
Warrants	39,385	39,385
Accumulated other comprehensive income	5	2
Accumulated deficit	(708,567)	(717,936)
Total stockholders' equity (deficit)	42,653	(25,721)
Total liabilities and stockholders' equity (deficit)	$198,207	$136,625

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013
Revenue
License and milestone revenue	$20,367	$25,111	$56,726
Collaboration and other revenue	31,542	16,967	12,854
Total revenue	51,909	42,078	69,580

Operating expenses
Cost of partnered programs	44,392	45,965	30,078
Research and development for proprietary programs	54,442	49,824	59,420
General and administrative	31,433	21,907	19,624
Total operating expenses	130,267	117,696	109,122
Gain on the Binimetinib and Encorafenib Agreements, net	80,010	—	—
Gain on sale of CMC, net	1,641	—	—
Income (loss) from operations	3,293	(75,618)	(39,542)

Other income (expense)
Realized gain from marketable securities, net	16,255	—	—
Loss on prepayment of long-term debt, net	—	—	(11,197)
Interest income	68	77	55
Interest expense	(10,247)	(9,716)	(11,258)
Total other income (expense), net	6,076	(9,639)	(22,400)

Net income (loss)	$9,369	$(85,257)	$(61,942)

Change in unrealized gains (losses) on marketable securities	3	4	(1)

Comprehensive income (loss)	$9,372	$(85,253)	$(61,943)

Net earnings (loss) per share – basic	$0.07	$(0.69)	$(0.57)
Net earnings (loss) per share – diluted	$0.07	$(0.69)	$(0.57)

Weighted average shares outstanding – basic	136,679	123,403	107,794
Weighted average shares outstanding – diluted	141,692	123,403	107,794

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders' Equity (Deficit)
(In thousands)

					Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts
Balance as of July 1, 2012	3	$8,054	92,064	$92	$437,401	$39,385	$(1)	$(570,737)	$(85,806)
Shares issued for cash under employee share plans, net	—	—	900	1	2,119	—	—	—	2,120
Employee share-based compensation expense	—	—	—	—	3,449	—	—	—	3,449
Issuance of common stock, net of offering costs	—	—	20,700	21	70,875	—	—	—	70,896
Conversion of preferred stock to common	(3)	(8,054)	2,721	3	8,051	—	—	—	—
Payment of employee bonus with stock	—	—	493	—	2,857	—	—	—	2,857
Issuance of convertible senior notes, equity portion, net of offering costs	—	—	—	—	46,518	—	—	—	46,518
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(61,942)	(61,942)
Balance as of June 30, 2013	—	—	116,878	117	571,270	39,385	(2)	(632,679)	(21,909)
Shares issued for cash under employee share plans, net	—	—	1,132	1	3,692	—	—	—	3,693
Employee share-based compensation expense	—	—	—	—	4,331	—	—	—	4,331
Issuance of common stock, net of offering costs	—	—	13,807	14	73,434	—	—	—	73,448
Offering costs for convertible senior notes, equity portion	—	—	—	—	(31)	—	—	—	(31)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	(85,257)	(85,257)
Balance as of June 30, 2014	—	—	131,817	132	652,696	39,385	2	(717,936)	(25,721)
Shares issued for cash under employee share plans, net	—	—	1,325	1	4,397	—	—	—	4,398
Employee share-based compensation expense	—	—	—	—	7,513	—	—	—	7,513
Non-employee share-based compensation expense	—	—	—	—	547				547
Issuance of common stock, net of offering costs	—	—	8,965	9	46,535	—	—	—	46,544
Change in unrealized gain on marketable securities	—	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	—	—	9,369	9,369
Balance as of June 30, 2015	—	$—	142,107	$142	$711,688	$39,385	$5	$(708,567)	$42,653

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$9,369	$(85,257)	$(61,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,702	4,506	4,350
Non-cash interest expense	5,799	5,258	4,476
Share-based compensation expense	7,809	4,331	3,449
Extinguishment of co-development liability, net	(21,610)	—	—
Realized gain from marketable securities, net	(16,255)	—	—
Gain on sale of CMC, net	(1,641)	—	—
Loss on prepayment of long-term debt	—	—	11,197
Payment of employee bonus with stock	—	—	2,857
Non-cash license revenue	—	(4,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,592)	4,166	(8,520)
Prepaid expenses and other assets	(1,260)	(1,961)	(746)
Accounts payable and other accrued expenses	(1,113)	1,866	(1,324)
Accrued outsourcing costs	7,362	4,464	182
Accrued compensation and benefits	(702)	(1,272)	1,951
Co-development liability	12,169	5,165	1,812
Deferred rent	(3,236)	(3,645)	(3,489)
Deferred revenue	1,584	(4,807)	(41,214)
Other long-term liabilities	(178)	4	(106)
Net cash used in operating activities	(5,793)	(71,682)	(87,067)

Cash flows from investing activities
Purchases of property and equipment	(2,507)	(2,614)	(2,340)
Proceeds from sale of CMC	3,750	—	—
Purchases of marketable securities	(202,908)	(95,602)	(110,723)
Proceeds from sales and maturities of marketable securities	143,616	100,698	96,701
Net cash provided by (used) in investing activities	(58,049)	2,482	(16,362)

Cash flows from financing activities
Proceeds from the issuance of convertible senior notes	—	—	132,250
Payments of long-term debt principal	—	—	(92,712)
Proceeds from the issuance of common stock	47,500	75,000	75,555
Proceeds from employee stock purchases and options exercised	4,398	3,693	2,120
Payment of debt issuance costs	—	(86)	(4,188)
Payment of stock offering costs	(956)	(1,552)	(4,659)
Net cash provided by financing activities	50,942	77,055	108,366

Net increase (decrease) in cash and cash equivalents	(12,900)	7,855	4,937
Cash and cash equivalents at beginning of period	68,591	60,736	55,799
Cash and cash equivalents at end of period	$55,691	$68,591	$60,736

Supplemental disclosure of cash flow information
Cash paid for interest	$4,450	$4,349	$6,564
Change in unrealized gains (losses) on marketable securities	$3	$4	$(1)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Our management performed an evaluation of our activities through the date of filing of this Annual Report on Form 10-K and concluded that there are no subsequent events.

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

We believe our financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration, license and other agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating the fair value of non-marketable equity received from licensing or other transactions.

Reclassifications

We reclassified debt issuance costs from other long-term assets to long-term debt, net on our balance sheets for all periods presented pursuant to our early adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs. The amount reclassified as of June 30, 2014 was $2.4 million and the reclassification resulted in a decrease to long-term assets and long-term debt.

Liquidity

With the exception of the current fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2015, we had an accumulated deficit of $708.6 million. We had net income of $9.4 million for the fiscal year ended June 30, 2015, including the impact of the net gain related to the return of binimetinib and acquisition of encorafenib, as well as realized gains from the sale of marketable securities, and net losses of $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively. In connection with the March 2, 2015 closing of the asset transfer agreements with Novartis relating to binimetinib and encorafenib, referred to as the Binimetinib and Encorafenib Agreements and discussed below under Note 3 - Binimetinib and Encorafenib Agreements, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the third quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25 million.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaboration and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of June 30, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

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

If we are unable to generate enough revenue from our existing or new collaboration and license agreements when needed or to secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 7 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit with Comerica.

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

Securities that are classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' equity (deficit) until their disposition. We review all available-for-sale securities at each period end to determine if they remain available-for-sale based on our then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

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

Array received shares of Loxo Oncology Inc.'s ("Loxo") non-voting preferred stock as consideration for licensing rights we granted to Loxo under our July 2013 Drug Discovery Collaboration Agreement. Based on a valuation analysis prepared with the assistance of a third-party valuation firm, we recorded the $4.5 million estimated fair value of the preferred shares as a long-term investment utilizing the cost method of accounting. In August 2014, Loxo completed an initial public offering ("IPO") of its common stock, which then began to trade on the NASDAQ Global Market. At the closing of the IPO, the preferred shares we held were converted into approximately 1.6 million shares of common stock and, based on the readily determinable fair value of the Loxo common stock following the IPO, we began to account for our investment in Loxo as available-for-sale securities. During the year ended June 30, 2015, we sold all 1.6 million shares of Loxo common stock and received net proceeds of $20.8 million, resulting in a net realized gain of $16.3 million.

As of both June 30, 2015 and 2014, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") valued at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx.

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

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 470-20, Debt – Debt with Conversion and Other Options. ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470-20 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 7 – Long-term Debt.

Binimetinib and Encorafenib Agreements

The transactions contemplated by the asset transfer agreements Array entered into with Novartis International Pharmaceutical Ltd. ("Novartis") and Novartis Pharma AG ("Novartis Pharma"), for the re-acquisition of rights to binimetinib and encorafenib Agreements, which we refer to as the Binimetinib and Encorafenib Agreements, closed in March 2015. As a result of the closing, we received an $85 million cash payment, received $5 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million in the third quarter of fiscal 2015. Also during the third quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25 million.

The Binimetinib and Encorafenib Agreements executed with Novartis Pharma and Novartis involved multiple elements. We therefore identified each item given and received and determined how each item should be recognized and classified. The sum of the above transactions was accounted for in a manner consistent with a settlement of a material liability or gain contingency.

We deferred $6.6 million of the consideration received from Novartis Pharma to reflect the estimated fair value of certain future obligations we are to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis Pharma. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that we do not anticipate will be covered in the funding reimbursements we will receive from Novartis Pharma under the Binimetinib and Encorafenib Agreements. The estimated fair value was based on amounts we have billed to other third parties in other transactions for similar services. We anticipate recording revenue over the deferral period, which is based upon our estimated time to complete our performance with respect to the applicable clinical trials. The balance of deferred revenue was $5.4 million at June 30, 2015.

As of March 2, 2015, prior to the closing of the Binimetinib and Encorafenib Agreements, we had an accounts receivable balance from Novartis of $6.7 million and a $28.3 million co-development liability balance that we owed to Novartis. On March 2, 2015, the termination of the License Agreement with Novartis relating to binimetinib and the effectiveness of the Binimetinib and Encorafenib Agreements resulted in the right to offset the accounts receivable and co-development liability balances. Because we and Novartis owed each other determinable amounts and we have the right to set off the amount payable with the amount receivable from Novartis, we set off these amounts resulting in a net co-development liability of $21.6 million that was extinguished in full upon termination of the License Agreement, which in turn increased our net gain.

See Note 3 - Binimetinib and Encorafenib Agreements for further information.

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

See Note 5 – Collaboration and License Agreements for further information.

Research and Development Costs

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on our behalf will be expensed as services are rendered or when the milestone is achieved.

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, costs to recruit and relocate new employees, travel, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, software, facilities and laboratory costs and other supplies.

We split our research and development costs between cost of partnered programs and research and development for proprietary programs on our statements of operations and comprehensive income (loss). Cost of partnered programs represents costs attributable to discovery and development activities, including preclinical and clinical trials we may conduct for or with our partners. Research and development expenses for proprietary programs include costs associated with our proprietary drug programs.

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

We completed the sale of our chemical manufacturing and control assets (the "CMC Assets") in June 2015, and in connection with the closing of the sale of the CMC Assets, we simultaneously entered into an amendment to our lease agreement for our facility in Boulder, Colorado and an early termination agreement for our Longmont, Colorado facility. The amended Boulder lease extends the term of our current lease and provides for a reduction in the amount of leased space by the end of calendar year 2015. As both the amended Boulder lease and the Longmont termination were negotiated with the same landlord, we deferred our existing deferred rent liabilities rather than recognizing a gain on termination.

Share-Based Compensation

Share-based compensation awards include stock options and restricted stock units ("RSUs") granted under our Amended and Restated Stock Option and Incentive Plan ("Option and Incentive Plan") and purchases of common stock by our employees at a discount to the market price under our Amended and Restated Employee Stock Purchase Plan ("ESPP"). We use the Black-Scholes option pricing model to determine the grant date fair value of stock options and ESPP awards. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, compensation expense recognized in our statement of operations and comprehensive income (loss) is reduced for estimated forfeitures, which are based on historical experience and are revised in subsequent periods if actual forfeitures differ from our estimates.

For stock-based compensation awards granted to non-employees, we remeasure the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

Segments

We operate in one operating segment and, accordingly, no segment disclosures have been presented herein. All of our equipment, leasehold improvements and other fixed assets are physically located within the U.S., and all agreements with our partners are denominated in U.S. dollars.

Concentration of Business Risks

Significant Partners

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Year Ended June 30,
	2015	2014	2013

Oncothyreon Inc.	42.3%	8.2%	14.4%
Loxo Oncology, Inc.	17.8	23.1	—
Novartis	15.8	28.6	25.5
Celgene	8.0	8.9	20.6
Genentech, Inc.	0.7	8.5	11.0
AstraZeneca, PLC	0.1	12.1	0.2
Amgen Inc.	—	—	16.0
	84.7%	89.4%	87.7%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2015.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Year Ended June 30,
	2015	2014	2013

North America	$43,386	$24,757	$51,608
Europe	8,293	17,153	17,969
Asia Pacific	230	168	3
	$51,909	$42,078	$69,580

Accounts Receivable

Novartis accounted for 95% of our total accounts receivable balances as of June 30, 2015, compared with 75% as of June 30, 2014.

Net Earnings (Loss) per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or the vesting of restricted stock units, as well as from the possible conversion of our convertible senior notes and exercise of outstanding warrants. The treasury stock method and if-converted method are used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net earnings (loss) per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities were anti-dilutive and have been excluded from the computation of diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and adjustments for the change in unrealized gains and losses on our investments in available-for-sale marketable securities, net of taxes. We display comprehensive income (loss) and its components in our statements of operations and comprehensive income (loss).

Adoption of Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on our operations or financial results, should be classified as discontinued operations. ASU No. 2014-08 is effective for us prospectively beginning on July 1, 2015 and early adoption is permitted. This guidance was early adopted by Array effective April 1, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for interim and annual periods ending after December 15, 2015 and early adoption is permitted. This guidance was early adopted by Array effective April 1, 2015, and resulted in debt issuance costs for all periods presented to be reclassified to long-term debt, net.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for Array in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. We are evaluating the impact of implementation and transition approach of this standard on our financial statements.

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2015 and 2014 (in thousands):

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$122,199	$8	$(3)	$122,204
Mutual fund securities	431	—	—	431
	122,630	8	(3)	122,635
Long-term available-for-sale securities:
Mutual fund securities	496	—	—	496
	496	—	—	496
Total	$123,126	$8	$(3)	$123,131

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$42,184	$2	$(1)	$42,185
Mutual fund securities	222	—	—	222
	42,406	2	(1)	42,407
Long-term available-for-sale securities:
Mutual fund securities	640	—	—	640
	640	—	—	640
Total	$43,046	$2	$(1)	$43,047

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	June 30,
	2015	2014

Quoted prices in active markets for identical assets (Level 1)	$123,131	$43,047
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$123,131	$43,047

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1.

The following table is a roll forward of the fair value of our prior investment, which consisted of Loxo common shares, in Level 3 equity securities (in thousands):

Year Ended
June 30, 2015
Balance, beginning of period	$—
Transfer into Level 3 due to restriction period on trading	4,500
Change in unrealized gains and losses included in comprehensive income (loss)	13,205
Transfer out of Level 3 due to elimination of trading restrictions	(17,705)
Balance, end of period	$—

During the third quarter of fiscal 2015, the trading restrictions on the Loxo common shares we held expired. As a result, these equity securities were reclassified as Level 1 securities during that quarter. We subsequently sold our entire investment in these equity securities prior to the end of the current fiscal year.

As of June 30, 2015, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$122,199	$122,204
Due in one year to three years	—	—
Total	$122,199	$122,204

NOTE 3 – BINIMETINIB AND ENCORAFENIB AGREEMENTS

On March 2, 2015, Array announced the completion and closing of the transactions contemplated by the Termination and Asset Transfer Agreement with Novartis Pharma AG ("Novartis Pharma") and Novartis International Pharmaceutical Ltd. ("Novartis"), as amended on January 19, 2015 (as amended, the “Binimetinib Agreement”), pursuant to which Array regained all development and commercialization rights to binimetinib, and by the Asset Transfer Agreement with Novartis Pharma dated January 19, 2015 (the “Encorafenib Agreement”), pursuant to which Array obtained all development and commercialization rights to encorafenib (LGX-818). Both the Binimetinib Agreement and the Encorafenib Agreement were contingent upon and automatically became effective on March 2, 2015 (the “Effective Date”) upon the closing of the transactions announced on April 22, 2014 between Novartis AG and GlaxoSmithKline PLC. As a result of the closing of the Binimetinib Agreement, we received an $85 million up-front payment from Novartis.

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

In connection with the closing of the Binimetinib Agreement and the Encorafenib Agreement, Array and Novartis Pharma entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under these agreements, Novartis Pharma and its affiliates are providing certain regulatory assistance, development technology transfer, companion diagnostic transfer and other transition services to Array in connection with the continued development of binimetinib and encorafenib after the Effective Date.

All ongoing clinical trials involving binimetinib and encorafenib, including the Phase 3 NRAS melanoma clinical trial (NEMO), Phase 3 low-grade serous ovarian cancer trial (MILO) and COLUMBUS trials, continue to be conducted as had been conducted until specified transition dates. Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. Novartis Pharma will transition responsibility for Novartis-conducted trials at designated points for each trial and will provide this continuing financial support to Array for completing the trials.

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

•
NEMO trial: Novartis Pharma will conduct and fund the Phase 3 NEMO trial through June 30, 2016. For all NEMO activities required following that date, we are responsible for conducting the trial and Novartis Pharma will provide the financial support to us described above.

•	MILO trial: We will continue to conduct and complete the Phase 3 MILO trial and Novartis Pharma will provide financial support to us as described above.

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

Novartis Pharma also retains binimetinib and encorafenib supply obligations for all clinical and commercial needs for up to 30 months after the Effective Date and will also assist us in the technology and manufacturing transfer of binimetinib and encorafenib. Novartis Pharma will also provide Array continued clinical supply of several Novartis Pharma pipeline compounds including, LEE011 (CDK 4/6 inhibitor) and BYL719 (α-PI3K inhibitor), for use in currently ongoing combination studies, and possible future studies, including Phase 3 trials, with binimetinib and encorafenib.

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

We recorded the following amounts in the third quarter of fiscal 2015, resulting in a net gain on the Binimetinib and Encorafenib Agreements as follows (in thousands):

Cash received from the termination of the binimetinib License Agreement with Novartis	$85,000
Net cost of third party agreement to complete the Novartis transactions	(25,000)
Extinguishment of co-development obligation due to Novartis (net of a $6.7 million accounts receivable balance)	21,610
Reimbursement of certain transaction costs	5,000
Subtotal	86,610
Less: Deferred revenue related to ongoing obligations	(6,600)
Gain on the Binimetinib and Encorafenib Agreements, net	$80,010

NOTE 4 – SALE OF CMC ASSETS

On June 1, 2015, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Accuratus Lab Services, Inc. (“Accuratus”), pursuant to which Accuratus acquired certain assets and assumed certain liabilities relating to our chemistry, manufacturing and controls (“CMC”) activities in a transaction that closed on June 1, 2015.

The transaction included the transfer of equipment, inventory and third party contracts relating to our CMC activities, as well as the termination of our facilities lease in Longmont, Colorado and the retention of 33 of our CMC employees by Accuratus following the closing. Accuratus paid us a $3.75 million cash purchase price at closing for the CMC assets, and we are entitled to receive additional consideration contingent upon achievement of revenue targets for the CMC activities during the first and second year following the closing.

As part of the transaction, Accuratus hired certain Array employees who were engaged in CMC activities for Array. We issued stock options to these transitioning employees to purchase an aggregate of 133,209 shares of common stock. The stock options vest one year after the date of grant and have a term that expires 90 days upon vesting at an exercise of price of $7.74, which is equal to the closing price of our common stock on the date of grant. The stock options issued to the CMC employees hired by Accuratus did not have a substantive service condition; therefore, the grant date fair value was immediately expensed against the gain on sale of the CMC assets.  We determined the grant date fair value of the stock options of $278 thousand based on the Black-Scholes valuation model using the following assumptions: strike price $7.74, volatility 61.2%, risk-free interest rate 0.4%, effective life 1.25 years and dividend yield 0%.

As part of this transaction, we are required to purchase a minimum of $7 million of CMC services from Accuratus over a 24-month period (“Minimum Revenue Guarantee”).  We are required to recognize this Minimum Revenue Guarantee at fair value in accordance with ASC 460-10. We determined that the price of the estimated future services approximates fair value and that we currently expect to use services in excess of this Minimum Revenue Guarantee amount.

We recorded the following amounts in the fourth quarter of fiscal 2015, resulting in a net gain of $1.6 million on the sale of the CMC assets calculated as the difference between the allocated non-contingent consideration amount for the assets and liabilities and the net carrying amount of the assets and liabilities assumed or extinguished. The following sets forth the calculation of the gain on sale as of the closing (in thousands):

Non-contingent cash consideration received	$3,750
Fixed assets or related lease costs sold or written off	(1,818)
Fair value of stock options issued to retained CMC employees	(278)
Other extinguished employee liabilities	276
Estimated transaction costs	(342)
Deferred revenue associated with undelivered elements	144
Other	(91)
Gain on sale of CMC, net	$1,641

The net gain on the sale of the CMC assets may be adjusted in future periods by the contingent consideration, based upon the achievement of pre-determined revenue milestones.

The sale of the CMC activities does not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on our operations and financial results.

NOTE 5 – COLLABORATION AND LICENSE AGREEMENTS

The following table summarizes our total revenues for the periods indicated (in thousands):

	Year Ended June 30,
	2015	2014	2013

Oncothyreon Inc. (1)	$21,955	$3,464	$10,000
Loxo Oncology, Inc.	9,223	9,708	—
Novartis (2)	8,220	12,053	17,734
Biogen Idec	4,593	282	—
Celgene (3)	4,132	3,742	14,341
Genentech, Inc.	367	3,568	7,616
AstraZeneca, PLC (4)	73	5,104	163
Amgen (5)	—	—	11,129
Other partners	3,346	4,157	8,597
Total revenue	$51,909	$42,078	$69,580

(1) Includes $1.3 million, $2.6 million and $0 for reimbursable expenses during the years ended June 30, 2015, 2014 and 2013, respectively.
(2) Includes $7.0 million of FTE and out-of-pocket costs that are reimbursable by Novartis under the Binimetinib and Encorafenib Agreements during the year ended June 30, 2015. Prior year amounts represent the amortization of the up-front and milestone payments under the April 2010 License Agreement with Novartis that was terminated on the Effective Date of the Binimetinib and Encorafenib Agreements in March 2015.
(3) Includes $11.1 million related to up-front and milestone payments and $3.3 million of collaboration revenue under our 2007 Drug Discovery and Development Agreement with Celgene, which concluded during the fourth quarter of fiscal 2013.

(4)	Includes a $5 million milestone from AstraZeneca for the start of a Phase 3 clinical study.
(5) Represents $9.8 million of license revenue and $1.3 million of milestone revenue under our 2009 Collaboration and License Agreement with Amgen, which concluded during the second quarter of fiscal 2013.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we identified two non-contingent deliverables that met the separation criteria, the first being conduct of discovery and pre-IND manufacturing activities under the discovery program (the “discovery program deliverable”), and participation on the joint research committee ("JRC") as the second. The discovery program deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the discovery program term. Revenue recognized under the Biogen agreement during the periods presented is based upon the level of staffing provided during those periods and our established FTE rate for research services. Deferred revenue balances were $1.1 million and $1.2 million as of June 30, 2015 and 2014, respectively.

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

Celgene

Array and Celgene Corporation and Celgene Alpine Investment Co., LLC (collectively "Celgene") entered into a Drug Discovery and Development Option and License Agreement in July 2013 to collaborate on development of an Array-invented preclinical development program targeting a novel inflammation pathway. The agreement provides Celgene an option to select multiple clinical development candidates that Celgene may further develop on an exclusive basis under the agreement. Celgene also has the option to obtain exclusive worldwide rights to commercialize one or more of the development compounds it selects upon payment of an option exercise fee to Array. Array is responsible for funding and conducting preclinical discovery research on compounds directed at the target, and Celgene is responsible for all clinical development and commercialization of any compounds it selects.

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

The majority of the up-front payment received is for the performance of research services, which we are recognizing in collaboration revenue over the estimated option term, which originally was estimated to be three years. During the three months ended December 31, 2014, we revised this estimate to just over two years and prospectively adjusted recognition of the unrecognized portion of the up-front payment at the time of the change in estimate over the revised remaining option period. Due to additional information obtained during the three months ended March 31, 2015, we revised our estimate back to the original estimate of three years. Deferred revenue balances were $3.1 million and $7.3 million at June 30, 2015 and 2014, respectively.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. In February 2015, the parties again amended the 2003 agreement to terminate each party's continuing rights and obligations with respect to one of the molecular targets under the agreement in exchange for a payment by Array to Genentech that was made in March 2015 following the effectiveness of the amendment on March 2, 2015.

We have received up-front and milestone payments totaling $23.5 million under the 2003 agreement, including $1.5 million earned during fiscal 2014. We are eligible to earn an additional $23.0 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

The partnered drugs under the Chk-1 agreement included Genentech’s compound GDC-0425 and Array’s compound GDC-0575 (ARRY-575).  In 2014, Genentech selected GDC-0575 over GDC-0425 to advance into further clinical trials. Under the terms of the Chk-1 collaboration agreement, Genentech acquired a license to Array’s compound GDC-0575 and is responsible for all clinical development and commercialization activities. We received an up-front payment of $28 million during the first quarter of fiscal 2012 and are eligible to receive payments of up to $380 million based on the achievement of clinical and commercial milestones under this agreement.  We will also receive up to double-digit royalties on sales of any drugs resulting from the Chk-1 agreement.

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

The first and second non-contingent deliverables were completed during fiscal 2012 and revenue for both of these deliverables was recognized in full during that period. The initial recognition period for revenue allocated to the third obligation was from inception of the Chk-1 agreement until such time that the specified milestone is estimated to be achieved. During the three months ended March 31, 2015, however, we elected to recognize the remaining license revenue of $99 thousand due to the immaterial amount remaining although the milestone has not been achieved. We will be entitled to an additional milestone payment if and when the specified milestone is achieved. We had deferred revenue balances of $0 and $367 thousand for Genentech at June 30, 2015 and 2014, respectively.

The Chk-1 agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require us to perform chemical and manufacturing control ("CMC") activities for additional drug product or improved processes.  The CMC option is a contingent deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that we would receive for the service and Genentech could elect to acquire the drug materials without our assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment has been allocated to the contingent CMC services.

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

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity and following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted into shares of common stock on the closing date of Loxo's IPO. After certain trading restrictions ended following Loxo's IPO, we sold all of our shares of common stock of Loxo and as of June 30, 2015, Array has no remaining ownership interest in Loxo. Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $435 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

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

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, is allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term. We had deferred revenue balances of $921 thousand and $625 thousand for Loxo at June 30, 2015 and 2014, respectively.

The April 2014 amendment added several contingent deliverables related to rights to discontinue research activities for fewer targets in exchange for additional payments to be made to Array. All of the obligations added to the arrangement by the amendment were considered contingent because the likelihood and timing of these deliverables is uncertain and therefore the potential consideration associated with these obligations was not included in the total allocable consideration. The April 2015 amendment increased the number of FTEs performing research services through December 31, 2015. The most recent amendment was treated as a new agreement.

In July 2014, we began performing additional CMC-related services for Loxo that were agreed to between the parties on a project level basis. Each project consisted of a single deliverable or multiple deliverables and each was evaluated for proper revenue recognition as a multiple-element arrangement when appropriate. All unfinished Loxo CMC projects were assigned to the purchaser of our CMC assets effective June 1, 2015, as discussed in Note 4 - Sale of CMC.

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

Novartis International Pharmaceutical Ltd.

Array entered into a License Agreement with Novartis in April 2010, which granted Novartis the exclusive worldwide right to develop and commercialize binimetinib, as well as other specified MEK inhibitors. Array regained these rights and the 2010 License Agreement terminated on the Effective Date of the Binimetinib Agreement in March 2015, as discussed in Note 3 - Binimetinib and Encorafenib Agreements. As a result, our co-development liability under the License Agreement described below, and any receivables from Novartis then outstanding under the License Agreement, were eliminated as of the Effective Date.

In consideration for the rights granted to Novartis under the prior License Agreement, we received an aggregate of $60 million in an up-front fee and in milestone payments between the fourth quarter of fiscal 2010 and the first quarter of fiscal 2014. We recognized the up-front fee and milestone payments under the License Agreement on a straight-line basis from April 2010 through April 2014.

Co-Development Arrangement

The License Agreement contained co-development rights whereby we could elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program, with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the License Agreement. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We continued to record an estimate of our co-development liability under the License Agreement until our liability terminated upon the Effective Date of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements. Our co-development liability was $28.3 million as of the Effective Date of the Binimetinib Agreement and was $16.2 million as of June 30, 2014.

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

Up until the Effective Date of the Binimetinib Agreement, our share of the combined development costs was $13.1 million during the year ended June 30, 2015, as compared with $18.9 million and $11.8 million during the years ended June 30, 2014 and 2013, respectively. We continued to record an estimate of our receivable from Novartis under the License Agreement until termination of the receivable upon the Effective Date, as discussed above and in Note 3 - Binimetinib and Encorafenib Agreements. Our receivable balance from Novartis was $6.7 million as of the Effective Date of the Binimetinib Agreement and was $4.1 million as of June 30, 2014.

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

Development and Commercialization Agreement

Our May 2013 Development and Commercialization Agreement with Oncothyreon was a collaboration to develop and commercialize ONT-380 for the treatment of cancer and this agreement was terminated effective December 11, 2014. Under the Development and Commercialization Agreement, Oncothyreon paid Array a one-time up-front fee of $10 million and received a license to ONT-380 enabling it to perform its development activities under this terminated agreement. This up-front fee was allocated to the license deliverable and was recorded as revenue during the three months ended June 30, 2013. Oncothyreon was responsible for conducting the clinical development of ONT-380 through a defined set of proof-of-concept trials and was also responsible for all development costs incurred by or on behalf of either party with respect to these proof-of-concept trials.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,
	2015	2014

Furniture and fixtures	$2,647	$3,421
Equipment	26,120	40,150
Computer hardware and software	14,336	14,705
Leasehold improvements	15,335	32,171
Property and equipment, gross	58,438	90,447
Less: accumulated depreciation and amortization	(53,388)	(82,290)
Property and equipment, net	$5,050	$8,157

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2015	2014

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount and fees	(39,520)	(45,276)
Long-term debt, net	$107,280	$101,524

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

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and the revolving line of credit was set to mature in June 2015, but was subsequently extended to September 2015. Effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of June 30, 2015, the term loan with Comerica had an interest rate of 3.25% per annum. All principal is due at maturity and interest is paid monthly.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both June 30, 2015 and 2014, and was determined using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and estimated offering expenses.

The Notes are the general senior unsecured obligations of Array. The Notes bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year with all principal due at maturity. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by us.

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

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted ASU 2015-03 early and therefore reclassified debt issuance costs to long-term debt, net. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.1 million and $2.4 million as of June 30, 2015 and 2014, respectively.

The fair value of the Notes was $142.2 million and $132.3 million at June 30, 2015 and 2014, respectively, and was determined using Level 2 inputs based on their quoted market values.

Deerfield Credit Facilities

We had two outstanding credit facilities with Deerfield, which we repaid in full on June 10, 2013, with $92.6 million of the net proceeds from the issuance of the Notes. Under the terms of our credit facilities with Deerfield, we issued warrants to Deerfield, which are discussed further in Note 9 - Stockholders' Equity (Deficit). During 2015, Deerfield sold these warrants to a third party and the warrants remain outstanding as of June 30, 2015. At the time of their issuance, we recorded the value of the warrants as debt discount. The Deerfield credit facilities also had two features relating to variable interest and a put option that were characterized as embedded derivatives and whose initial value was also recorded as debt discount.

At the time of the final repayment of principal under the Deerfield credit facilities, we adjusted the debt discount and outstanding transaction fees recognized by the same proportion as the percentage of debt that was repaid and recognized a corresponding loss on prepayment of long-term debt, net in our statements of operations and comprehensive loss. Ultimately, the remaining outstanding balances of debt discount and debt transaction fees were written off upon repayment of the credit facilities as follows (in thousands):

Year Ended
June 30, 2013

Write off proportional value or remaining balance of the debt discount	$(10,898)
Write off proportional value or remaining balance of the unamortized debt issuance costs	(720)
Fair value adjustment for, or write off of, the embedded derivatives	421
Loss on prepayment of long-term debt, net	$(11,197)

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Year Ended June 30,
	2015	2014	2013
Comerica Term Loan
Simple interest	$480	$479	$483
Amortization of fees paid for letters of credit	44	48	107
Total interest expense on the Comerica term loan	524	527	590

Convertible Senior Notes
Contractual interest	3,968	3,979	221
Amortization of debt discount	5,447	4,932	259
Amortization of debt issuance costs	308	278	14
Total interest expense on the convertible senior notes	9,723	9,189	494

Deerfield Credit Facilities
Simple interest	—	—	6,078
Amortization of debt discounts and transaction fees	—	—	4,331
Change in fair value of the embedded derivatives	—	—	(235)
Total interest expense on the Deerfield credit facilities	—	—	10,174
Total interest expense	$10,247	$9,716	$11,258

Commitment Schedule

We are required to make principal payments for our long-term debt as follows during the fiscal years ending June 30 (in thousands):

Principal Due

2016	$—
2017	—
2018	14,550
2019	—
2020	132,250
Thereafter	—
$146,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases that expire through 2025. Our most significant lease in Boulder, Colorado was amended during the current fiscal year and now expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We are currently leasing approximately 150,000 square feet through December 31, 2015. On that date, we will be reducing our leased square footage to approximately 122,000 square feet for the remainder of the lease term. In addition to minimum lease payments, we are contractually obligated under some of our lease agreements to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Future minimum rental commitments for our operating leases, by fiscal year and in the aggregate, as of June 30, 2015, are (in thousands):

Rental Payments

2016	$4,357
2017	3,556
2018	3,498
2019	3,509
2020	3,580
Thereafter	17,998
$36,498

Rent expense under these agreements follows (dollars in thousands):

	Year Ended June 30,
	2015	2014	2013

Cash paid for rent	$8,276	$8,878	$8,625
Deferred rent credits	(3,236)	(3,645)	(3,489)
Rent expense, net	$5,040	$5,233	$5,136

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Option and Incentive Plan

In September 2000, our Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan"). As of June 30, 2015, 20,864,588 shares of common stock are reserved for future issuance under the Option and Incentive Plan to our eligible employees, consultants and directors. Of the shares available for future issuance, 2,127,904 are available for issuance as incentive stock options. The remaining shares can be used for other awards. In addition, the Option and Incentive Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

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

Warrants

Associated with our previously outstanding long-term debt arrangements with Deerfield Capital, which have been paid in full, we issued warrants to Deerfield to purchase 6,000,000 shares of common stock at an exercise price of $3.65 and warrants to purchase 6,000,000 shares of common stock at an exercise price of $4.19. The warrants contain the same terms, except for the lower per share exercise price. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in stockholders' deficit with the offset to debt discount. The debt discount was amortized using the effective interest method and recorded as interest expense in the accompanying statements of operations and comprehensive income (loss) from the respective draw dates until June 10, 2013, when the Deerfield credit facilities were repaid and the recognition of the remaining debt discount was accelerated. The warrants were sold by Deerfield Capital to an unrelated third party during the current fiscal year. The warrants are currently exercisable and expire on June 30, 2016.

Controlled Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we could sell up to $75 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. We completed the sale of all shares available under the Sales Agreement in June 2014. On August 15, 2014, we amended the Sales Agreement with Cantor to allow us to sell up to $47.5 million in additional shares under the Sales Agreement. All sales of shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We paid Cantor a commission of approximately 2% of the aggregate gross proceeds we received from all sales of our common stock under the Sales Agreement. The amended Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement, or March 27, 2016. We completed the sale of shares under the amended agreement in June 2015.

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Year Ended June 30,
	2015	2014

Total shares of common stock sold	8,965	13,807
Average price per share	$5.30	$5.43
Gross proceeds	$47,500	$75,000
Commissions earned by Cantor and other costs	$956	$1,552

NOTE 10 – SHARE-BASED COMPENSATION

Total share-based compensation expense recorded for equity awards issued pursuant to the Option and Incentive Plan and for shares issued under the ESPP was $8.1 million, $4.3 million and $3.4 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Share-based compensation for the year ending June 30, 2015, consisted of:

Year Ended
June 30, 2015
Awards issued to employees	$7,513
Options issued to transitioned CMC employees, net of other CMC share-based compensation amounts	251
Other non-employee awards	296
Total share-based compensation expense	$8,060

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
Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Year Ended June 30,
	2015	2014	2013

Risk-free interest rate	1.5% - 2.1%	1.7% - 2.1%	0.8% - 1.2%
Expected option term in years	6.25	6.25	6.25
Expected volatility	60.8% - 67.1%	67.8% - 68.9%	66.0% - 67.5%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value	$3.86	$2.91	$3.07

The fair values of our non-employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair value for the period presented:

Year Ended
June 30, 2015

Risk-free interest rate	0.4%-0.6%
Expected option term in years	1.25-2.00
Expected volatility	58.9%-61.2%
Dividend yield	0%
Weighted-average grant date fair value	$2.16

The following table summarizes our stock option activity under the Option and Incentive Plan for the year ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	10,194,817	$4.84
Granted	3,252,362	$6.55
Exercised	(884,336)	$4.46
Forfeited	(1,565,249)	$5.00
Expired or canceled	(246,731)	$7.72
Outstanding balance at June 30, 2015	10,750,863	$5.30	6.8	$22,400
Vested and expected to vest at June 30, 2015	8,998,204	$5.15	6.5	$20,194
Exercisable at June 30, 2015	5,154,981	$4.91	4.8	$13,294

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2015, of $7.21 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised during the years ended June 30, 2015, 2014 and 2013 was $2.3 million, $2.0 million, and $853 thousand, respectively.

As of June 30, 2015, there was approximately $10.6 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options in the table above, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units ("RSUs")

The Option and Incentive Plan provides for the issuance of RSUs that each represent the right to receive one share of Array common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. Our RSU grants that vest subject to continued service over a defined period of time, will typically vest between two to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. RSUs will be settled upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of Array common stock at date of grant issuance, and the grant date fair value is amortized over the applicable vesting period.

A summary of the status of our non-vested RSUs as of June 30, 2015 and changes during the year ended June 30, 2015, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2014	—	$—
Granted	1,012,089	$4.80
Vested	(272,483)	$3.81
Forfeited	(61,359)	$4.86
Non-vested at June 30, 2015	678,247	$5.19

As of June 30, 2015, there was $1.8 million of total unrecognized compensation cost related to non-vested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.9 years. The fair value for RSUs that vested during the year ended June 30, 2015 and 2014, was $1.8 million and $0, respectively. RSUs granted during the year ended June 30, 2015 had a fair value of $4.9 million at grant date. We had no RSUs outstanding during the year ended June 30, 2014.

Employee Stock Purchase Plan

Following approval by our shareholders at our 2014 Annual Meeting, an additional 600,000 shares of our common stock were reserved for issuance under the ESPP, bringing the total amount of our common shares reserved for issuance under the ESPP to an aggregate of 5,250,000 shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of June 30, 2015, we had 851,283 shares available for issuance under the ESPP. We issued 240,366, 309,287 and 524,296 shares under the ESPP during fiscal 2015, 2014 and 2013, respectively.

NOTE 11 – EMPLOYEE BENEFIT PLAN

Employee Savings Plan

Array has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. Array matches up to 4% of employee contributions on a discretionary basis as determined by our Board of Directors. Company contributions are fully vested after four years of employment. We paid matching contributions of approximately $1.1 million, $1.2 million, and $820 thousand during the years ended June 30, 2015, 2014 and 2013, respectively.

NOTE 12 – RESTRUCTURING CHARGES

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

NOTE 13 – INCOME TAXES

With the exception of the current fiscal year, we have incurred net losses since inception, and we did not record an income tax provision or benefit during fiscal 2015, 2014 and 2013.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations and comprehensive income (loss) is set forth in the following table:

	Year Ended June 30,
	2015	2014	2013

U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	110.2	(37.5)	(25.5)
Change in tax contingency reserve (releases)	38.4	(0.3)	(0.7)
State income taxes, net of federal taxes	11.1	3.1	2.0
Stock-based compensation	10.5	(1.2)	(3.8)
Available research and experimentation tax credits	(29.6)	2.0	5.7
Orphan drug credit	(176.0)	0.0	0.0
Interest expense disallowed under Sec.163(l)	0.0	0.0	(5.0)
(Gain) loss on early prepayment of debt	0.0	0.0	(6.1)
Rate change	1.0	0.0	(0.8)
Effect of other permanent differences	0.4	(0.1)	0.2
Total	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of our deferred tax assets and liabilities are (in thousands):

	June 30,
	2015	2014
Deferred tax assets
Accrued benefits	$2,030	$2,402
Inventory reserve	1,514	1,514
Net operating loss carryforwards	178,120	196,997
Capital loss carryforwards	61	6,095
Research and experimentation credit carryforwards	31,004	28,558
Orphan drug credit carryforwards	21,838	—
Third party agreement payment	9,070	—
Deferred revenue	3,818	197
Deferred rent	1,707	2,909
Stock compensation	3,375	2,329
Depreciation of property and equipment	4,519	7,666
Loan costs on convertible senior notes	371	469
Other	12	4
Total gross deferred tax assets	257,439	249,140
Less valuation allowance	(243,560)	(233,235)
Net deferred tax assets	$13,879	$15,905

Deferred tax liabilities
Discount on convertible senior notes	13,877	15,905
Unrealized gain (loss) on marketable securities	2	—
Total gross deferred tax liabilities	13,879	15,905
Net deferred tax assets, net of deferred tax liabilities	$—	$—

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Although we recognized net income of $9.4 million for the year ended June 30, 2015, we do not believe that this limited amount of income changes our view with regard to future realization of deferred tax assets. We continue to believe that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, we continue to provide a full valuation allowance on our deferred tax assets. We did not record a tax provision for the year ended June 30, 2015, due to our estimate that the effective tax rate for the fiscal year ending June 30, 2015 will be 0%.

Future realization depends on the future earnings of Array, if any, the timing and amount of which are uncertain as of June 30, 2015. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in our statements of operations and comprehensive income (loss).

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2015 and 2014 as a component of our net operating loss carryforwards. The deferred tax asset balances as of June 30, 2015 and 2014 do not include excess tax benefits from stock option exercises of approximately $5.3 million and $4.7 million for fiscal 2015 and 2014, respectively. Equity will be increased if and when management determines that it is more likely than not that such excess tax benefits will ultimately be realized.

As of June 30, 2015, we had available total net operating loss carryforwards of approximately $496.3 million, which expire in the years 2020 through 2034, federal research and experimentation credit carryforwards of $34.3 million, which expire in the years 2022 through 2034, and orphan drug credit carryforwards of $25.1 million, which begin to expire in 2033. Capital loss carryforwards begin to expire in 2015.

The Tax Reform Act of 1986 and certain state tax statutes limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, and may therefore result in the expiration of a portion of those carryforwards before they are utilized, if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code ("IRC"), and under similar state provisions. The Company has performed a detailed analysis of Section 382 of the IRC though June 30, 2014.  Based on our analysis, approximately $40 thousand of our net operating losses as of the year ended June 30, 2014, may not be used to offset taxable income. We have provided a valuation allowance against the entire amount of our net operating loss and tax credit carryforwards. Although the Company has not performed a detailed analysis from July 1, 2014 through June 30, 2015 to determine whether an ownership change under Section 382 of the IRC has occurred, we believe that there have not been ownership changes during this time period that would trigger significant limitations on the usage of net operating loss and tax credit carryforwards. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.  Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.  We will continue to evaluate past and future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years.

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

The cumulative effect of accounting for tax contingencies in this manner has been recorded in deferred tax assets, net of the full valuation allowance, which resulted in no liability being recorded on our accompanying balance sheets. The total amount of unrecognized tax benefits as of June 30, 2015 and 2014 are (in thousands):

	Year Ended June 30,
	2015	2014

Balance at beginning of year	$3,676	$3,428
Additions based on tax positions related to the current year	3,551	712
Additions for tax positions of prior year	559	—
Reductions for tax positions of prior year	(475)	(464)
Balance at end of year	$7,311	$3,676

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from inception of Array. Our policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations and comprehensive income (loss). There have been no income tax related interest or penalties assessed or recorded.

NOTE 14 - NET EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income (loss) per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable under our convertible notes, vested and unvested stock options and unvested RSUs.

The following table sets forth the computation of earnings per share (amounts in thousands except per share data):

	Year Ended June 30,
	2015	2014	2013

Net earnings (loss) - basic and diluted	$9,369	$(85,257)	$(61,942)

Weighted average shares outstanding - basic	136,679	123,403	107,794
Convertible senior notes (1)	—	—	—
Warrants	3,560	—	—
Stock options	1,300	—	—
RSUs	153	—	—
Weighted average shares outstanding - diluted	141,692	123,403	107,794

Per share data:
Basic	$0.07	$(0.69)	$(0.57)
Diluted	$0.07	$(0.69)	$(0.57)

(1) Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. Given the net earnings and the level of potentially dilutive securities for the year ended June 30, 2015, the convertible senior notes are considered anti-dilutive for the year ended June 30, 2015.

For the periods where we reported losses, all common stock equivalents are excluded from the computation of diluted earnings (loss) per share, since the result would be anti-dilutive. Common stock equivalents (measured at the end of each fiscal period) that are not included in the calculations of diluted earnings (loss) per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Year Ended
	June 30,
	2015	2014	2013
Convertible senior notes	18,762	18,762	18,762
Warrants	—	12,000	12,000
Stock options	7,332	6,922	8,430
RSUs	275	—	—
Total anti-dilutive common stock equivalents excluded from diluted earnings (loss) per share calculation	26,369	37,684	39,192

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize our unaudited quarterly operating results for the fiscal years ended June 30, 2015 and 2014 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,069	$26,919	$6,601	$12,320
Research and development for proprietary programs	$12,190	$11,817	$11,817	$18,618
Total operating expenses	$31,166	$32,993	$32,144	$33,964
Net income (loss)	$(27,593)	$(8,611)	$58,307	$(12,734)
Net earnings (loss) per share – basic	$(0.21)	$(0.06)	$0.42	$(0.09)
Net earnings (loss) per share – diluted	$(0.21)	$(0.06)	$0.37	$(0.09)
Weighted average shares outstanding – basic	131,826	133,815	139,769	141,393
Weighted average shares outstanding – diluted	131,826	133,815	166,265	141,393

Fiscal Year Ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$14,228	$14,066	$7,773	$6,011
Research and development for proprietary programs	$11,704	$9,487	$14,131	$14,502
Total operating expenses	$27,541	$28,069	$30,292	$31,794
Net loss	$(15,680)	$(16,408)	$(24,932)	$(28,237)
Net loss per share – basic and diluted	$(0.13)	$(0.13)	$(0.20)	$(0.22)
Weighted average shares outstanding – basic and diluted	117,509	123,921	125,471	126,815

The net earnings (loss) per share amounts above may not sum to the annual amounts presented in our accompanying statements of operations and comprehensive income (loss) due to rounding.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	S-1/A	333-45922	10/27/2000
3.2	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	11/6/2007
3.3	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	10/29/2012
3.4	Bylaws of Array Biopharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Registration Rights Agreement, dated May 15, 2009, between the registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	10-K	001-16633	8/18/2009
4.3	Form of Warrant to purchase shares of the registrant's common stock	8-K/A	001-16633	9/24/2009
4.4	Form of Amendment No. 1 to Warrant to purchase shares of the registrant's Common Stock	8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association (including the form of global note for the 3.00% Convertible Senior Notes due 2020)	8-K	001-16633	6/10/2013
10.1	Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated November 16, 1999	S-1	333-45922	9/15/2000
10.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated August 31, 2000	S-1	333-45922	9/15/2000
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF-14A	001-16633	9/23/2008
10.4	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	10-K	001-16633	8/16/2012
10.5	Form of Incentive Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.6	Form of Nonqualified Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.7	Form of Restricted Stock Unit Agreement*	8-K	001-16633	8/20/2014
10.8	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF-14A	001-16633	9/12/2014
10.9	Employment Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.10	Noncompete Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.11	Confidentiality and Inventions Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.12	Employment Agreement, effective as of March 4, 2002, between registrant and John Moore*	10-K	001-16633	9/30/2002
10.13	Employment Agreement, dated May 13, 2014, between registrant and Nicholas A. Saccomano, Ph.D.*	10-K	001-16633	8/15/2014
10.14	Employment Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.15	Noncompete Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.16	Confidentiality and Inventions Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.17	Employment Agreement, dated September 11, 2014, between registrant and Andrew Robbins*	8-K	001-16633	9/12/14
10.18	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc., dated December 20, 2004*	8-K	001-16633	12/21/2004

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.19	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*	10-Q	001-16633	2/6/2006
10.20	Research Services Agreement between registrant and Eli Lilly and Company, dated March 22, 2000, as amended**	S-1	333-45922	9/15/2000
10.21	Research Agreement between registrant and Amgen Inc., dated as of November 1, 2001**	8-K/A	001-16633	2/6/2002
10.22	Lead Generation Collaboration Agreement between registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**	10-Q	001-16633	11/14/2001
10.23	Collaboration and License Agreement between registrant and AstraZeneca AB, dated December 18, 2003**	10-Q	001-16633	2/2/2004
10.24	Drug Discovery Collaboration Agreement between registrant and Genentech, Inc., dated December 22, 2003**	10-Q	001-16633	2/2/2004
10.25	Second Amendment, dated October 1, 2005, to the Drug Discovery Collaboration Agreement between registrant and Genentech, Inc.**	10-Q	001-16633	2/6/2006
10.26	Letter Agreement dated, July 30, 2009, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2009
10.27	Sixth Amendment to Drug Discovery Collaboration Agreement, dated as of September 30, 2010, between the registrant and Genentech, Inc.	10-Q	001-16633	11/9/2010
10.28	Seventh Amendment to Drug Discovery Collaboration Agreement, dated as of February 10, 2015, between the registrant and Genentech, Inc.**	10-Q	001-16633	5/7/2015
10.29	License Agreement, dated August 5, 2011, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2011
10.30
Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002, along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
		10-K	001-16633	9/13/2005
10.31	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.32	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.33	Exercise of Option to Extend Funding of Research FTEs, dated August 31, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002	10-Q	001-16633	11/6/2006
10.34	Drug Discovery Agreement between registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**	10-Q	001-16633	2/6/2006
10.35	Loan and Security agreement, dated June 28, 2005, by and between registrant and Comerica Bank	10-K	001-16633	9/13/2005
10.36	First Amendment to Loan and Security agreement, dated December 19, 2005, by and between registrant and Comerica Bank	10-Q	001-16633	2/6/2006
10.37	Second Amendment to Loan and Security Agreement, dated July 7, 2006, between the registrant and Comerica Bank	10-Q	001-16633	11/6/2006
10.38	Third Amendment to Loan and Security Agreement, dated June 12, 2008, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.39	Fourth Amendment to Loan and Security Agreement, dated March 11, 2009, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.40	Fifth Amendment to Loan and Security Agreement, dated September 30, 2009, between the registrant and Comerica Bank	8-K	001-16633	10/5/2009
10.41	Sixth Amendment to Loan and Security Agreement, dated March 31, 2010, between the registrant and Comerica Bank	8-K	001-16633	4/6/2010
10.42	Seventh Amendment to Loan and Security Agreement, dated June 11, 2011, between the registrant and Comerica Bank	10-K	001-16633	8/12/2011
10.43	Eighth Amendment to Loan and Security Agreement, dated December 28, 2012, between the registrant and Comerica Bank	10-Q	001-16633	2/6/2013
10.44	Ninth Amendment to Loan and Security Agreement dated June 4, 2013, by and between the registrant and Comerica Bank	8-K	001-16633	6/10/2013

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.45	Tenth Amendment to Loan and Security Agreement, dated December 31, 2013, between the registrant and Comerica Bank	10-Q	001-16633	2/5/14
10.46	Facilities Lease and Assignment, dated July 7, 2006, between the registrant and BMR-3200 Walnut Street LLC	10-Q	001-16633	11/6/2006
10.47	Description of Performance Bonus Program*	8-K	001-16633	8/20/2014
10.48	Collaboration and License Agreement, dated July 12, 2011, between the registrant and ASLAN Pharmaceuticals**	10-Q	001-16633	11/2/2011
10.49	Sales Agreement, dated March 27, 2013, by and between registrant and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.50	Amendment No. 1 to Sales Agreement, dated August 15, 2014, by and between registrant and Cantor Fitzgerald & Co.	POS-AM	333-189048	8/18/2014
10.51	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/12/2013
10.52	Amendment No. 1 to Drug Discovery Collaboration Agreement, dated November 26, 2013, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.53	Amendment No. 2 to Drug Discovery Collaboration Agreement, dated April 10, 2014, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.54	Amendment No. 3 to Drug Discovery Collaboration Agreement, dated October 13, 2014, between registrant and Loxo Oncology, Inc.**	10-Q	001-16633	2/4/2015
10.55	Drug Discovery and Development Option and License Agreement, dated July 17, 2013, between the registrant and Celgene Corporation and Celgene Alpine Investment Co., LLC**	10-Q	001-16633	11/1/2013
10.56	License Agreement, dated December 11, 2014, between registrant and Oncothyreon, Inc.**	10-Q	001-16633	2/4/2015
10.57	Termination and Asset Transfer Agreement, dated November 26, 2014, between registrant and Novartis Pharmaceutical International Ltd. and Novartis Pharma AG**	10-Q	001-16633	2/4/2015
10.58	First Amendment to Termination and Asset Transfer Agreement, dated January 19, 2015, between registrant, Novartis Pharma AG and Novartis Pharmaceutical International Ltd.**	10-Q	001-16633	5/7/2015
10.59	LGX818 Asset Transfer Agreement, dated January 19, 2015, between registrant and Novartis Pharma AG**	10-Q	001-16633	5/7/2015
10.60	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (binimetinib)**	10-Q	001-16633	5/7/2015
10.61	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (encorafenib)**	10-Q	001-16633	5/7/2015
10.62	Amendment No. 4 to Drug Discovery Collaboration Agreement, dated March 31, 2015, by and between registrant and Loxo Oncology, Inc.***		Filed herewith
10.63	Asset Purchase Agreement, dated June 1, 2015, by and between registrant and Accuratus Lab Services, Inc.***		Filed herewith
10.64	First Amendment to and Partial Termination of Lease, dated June 1, 2015, between the registrant and BMR-3200 Walnut Street LLC		Filed herewith
10.65	Eleventh Amendment to Loan and Security Agreement, dated August 3, 2015, between the registrant and Comerica Bank		Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

*     Management contract or compensatory plan.
**    Confidential treatment of redacted portions of this exhibit has been granted.
***    Confidential treatment of redacted portions of this exhibit has been applied for.