Form 10-Q
period 2015-09-30
ARRAY BIOPHARMA INC
filed 2015-11-06
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, the registrant had 142,618,246 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$56,358	$55,691
Marketable securities	102,944	122,635
Accounts receivable	13,504	6,307
Prepaid expenses and other current assets	6,797	6,414
Total current assets	179,603	191,047

Long-term assets
Marketable securities	514	496
Property and equipment, net	4,988	5,050
Other long-term assets	1,647	1,614
Total long-term assets	7,149	7,160
Total assets	$186,752	$198,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,478	$4,570
Accrued outsourcing costs	17,659	17,402
Accrued compensation and benefits	8,764	7,507
Other accrued expenses	3,549	2,714
Deferred rent	991	1,285
Deferred revenue	11,820	8,946
Total current liabilities	49,261	42,424

Long-term liabilities
Deferred rent	3,163	3,314
Deferred revenue	900	2,040
Long-term debt, net	108,813	107,280
Other long-term liabilities	514	496
Total long-term liabilities	113,390	113,130
Total liabilities	162,651	155,554

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 142,331,884 and 142,107,025 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	142	142
Additional paid-in capital	753,496	751,073
Accumulated other comprehensive income	17	5
Accumulated deficit	(729,554)	(708,567)
Total stockholders' equity	24,101	42,653
Total liabilities and stockholders' equity	$186,752	$198,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Revenue
Reimbursement revenue	$9,623	$—
Collaboration and other revenue	6,574	5,900
License and milestone revenue	—	169
Total revenue	16,197	6,069

Operating expenses
Cost of partnered programs	6,212	12,177
Research and development for proprietary programs	20,998	12,190
General and administrative	7,358	6,799
Total operating expenses	34,568	31,166

Loss from operations	(18,371)	(25,097)

Other income (expense)
Interest income	40	13
Interest expense	(2,656)	(2,509)
Total other expense, net	(2,616)	(2,496)

Net loss	$(20,987)	$(27,593)

Change in unrealized gains on marketable securities	12	14,520

Comprehensive loss	$(20,975)	$(13,073)

Net loss per share – basic	$(0.15)	$(0.21)
Net loss per share – diluted	$(0.15)	$(0.21)

Weighted average shares outstanding – basic	142,216	131,826
Weighted average shares outstanding – diluted	142,216	131,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2015	142,107	$142	$751,073	$5	$(708,567)	$42,653
Shares issued for cash under employee share plans, net	225	—	664	—	—	664
Employee share-based compensation expense	—	—	1,759	—	—	1,759
Change in unrealized gains on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(20,987)	(20,987)
Balance as of September 30, 2015	142,332	$142	$753,496	$17	$(729,554)	$24,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(20,987)	$(27,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	473	876
Non-cash interest expense	1,543	1,396
Share-based compensation expense	1,759	1,169
Changes in operating assets and liabilities:
Accounts receivable	(7,197)	(571)
Prepaid expenses and other assets	(426)	(888)
Accounts payable and other accrued expenses	2,743	(54)
Accrued outsourcing costs	257	3,669
Accrued compensation and benefits	1,257	1,210
Co-development liability	—	3,494
Deferred rent	(445)	(947)
Deferred revenue	1,734	(639)
Other long-term liabilities	85	109
Net cash used in operating activities	(19,204)	(18,769)

Cash flows from investing activities
Purchases of property and equipment	(411)	(483)
Purchases of marketable securities	(41,331)	(28,272)
Proceeds from sales and maturities of marketable securities	60,949	25,717
Net cash provided by (used) in investing activities	19,207	(3,038)

Cash flows from financing activities
Proceeds from employee stock purchases and options exercised	664	50
Payment of stock offering costs	—	(5)
Net cash provided by financing activities	664	45

Net increase (decrease) in cash and cash equivalents	667	(21,762)
Cash and cash equivalents at beginning of period	55,691	68,591
Cash and cash equivalents at end of period	$56,358	$46,829

Supplemental disclosure of cash flow information
Cash paid for interest	$121	$121
Change in unrealized gains on marketable securities	$12	$14,520

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited condensed financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Our management performed an evaluation of our activities through the date of filing of this Quarterly Report on Form 10-Q and concluded that there are no subsequent events.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC, from which we derived our balance sheet data as of June 30, 2015.

We operate in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of our equipment, leasehold improvements and other fixed assets are physically located within the U.S., and all agreements with our partners are denominated in U.S. dollars.

Reclassifications

Certain prior period amounts in our condensed financial statements have been reclassified to conform to the current period presentation. The $39.4 million balance of outstanding warrants, which was presented historically as a separate item in stockholders' equity on our balance sheet, has been combined with additional paid-in capital for all periods presented in these unaudited condensed financial statements.

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

We believe our financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) and estimating accrued outsourcing costs for clinical trials and preclinical testing.

Liquidity

With the exception of the prior fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2015, we had an accumulated deficit of $729.6 million and we had net losses of $21.0 million for the three months ended September 30, 2015. We had net income of $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib as described below, as well as $16.3 million of realized gains from the sale of marketable securities. We had net losses of $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively.

In the third quarter of fiscal 2015 in connection with the closing of the asset transfer agreements with Novartis Pharma AG and Novartis International Pharmaceutical Ltd. (collectively "Novartis") relating to binimetinib and encorafenib, as discussed below under Note 3 - Collaboration and Other Agreements, we received an $85.0 million up-front cash payment and $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the third quarter of fiscal 2015, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25.0 million.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents, marketable securities and accounts receivable as of September 30, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

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

If we are unable to generate enough revenue from our existing or new collaboration and license agreements when needed or to secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio for the revolving line of credit with Comerica.

Summary of Significant Accounting Policies

Revenue Recognition - Reimbursement Revenue

Novartis currently provides substantial financial support to Array in the form of reimbursement for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rate for all clinical trials involving binimetinib and encorafenib, as further discussed in Note 3 - Collaboration and Other Agreements. The gross amount of these reimbursed costs are reported as revenue in the accompanying condensed statements of operations and comprehensive loss. Array acts as a principal, bears credit risk and may perform part of the services required in the transactions. Consistent with Accounting Standards Codification ("ASC") 605-45-15, these reimbursements are treated as revenue to Array. The actual expenses creating the reimbursements are reflected as research and development for proprietary programs.

Our other significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC.

Concentration of Business Risks

The following counterparties contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2015	2014
Novartis	65.0%	—%
Loxo	17.7	37.8
Biogen Idec	7.5	17.8
Celgene	4.5	16.1
Oncothyreon	0.2	17.1
	94.9%	88.8%

The loss of one or more of our significant partners or collaborators could have a material adverse effect on our business, operating results or financial condition. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2015.

Geographic Information

The following table details revenue by geographic area based on the country in which our counterparties are located (in thousands):

	Three Months Ended
	September 30,
	2015	2014
North America	$5,671	$5,994
Europe	10,526	12
Asia Pacific	—	63
Total revenue	$16,197	$6,069

Accounts Receivable

Novartis and Loxo Oncology, Inc. ("Loxo") accounted for 72%, and 21%, respectively, of our total accounts receivable balance as of September 30, 2015. Novartis accounted for 95% of our total accounts receivable balance as of June 30, 2015.

Loss Per Share

All common stock equivalents are excluded from the computation of diluted earnings per share during periods in which losses are reported since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted earnings per share because to do so would have been anti-dilutive, include the following as of the end of the period (in thousands):

	September 30,
	2015	2014
Convertible senior notes	18,762	18,762
Warrants	12,000	12,000
Stock options	6,162	8,705
Restricted stock units	287	577
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	37,211	40,044

Adoption of Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and our adoption did not have a material impact on our condensed financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for Array in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. We are evaluating the impact of implementation and transition approach of this standard on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$102,619	$20	$(3)	$102,636
Mutual fund securities	308	—	—	308
	102,927	20	(3)	102,944
Long-term available-for-sale securities:
Mutual fund securities	514	—	—	514
	514	—	—	514
Total	$103,441	$20	$(3)	$103,458

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$122,199	$8	$(3)	$122,204
Mutual fund securities	431	—	—	431
	122,630	8	(3)	122,635
Long-term available-for-sale securities:
Mutual fund securities	496	—	—	496
	496	—	—	496
Total	$123,126	$8	$(3)	$123,131

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities, all of which are classified as Level 1, was $103.5 million and $123.1 million as of September 30, 2015 and June 30, 2015, respectively. The estimated fair value of our marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of September 30, 2015, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$102,619	$102,636
Total	$102,619	$102,636

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS

The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Reimbursement revenue
Novartis (1)	$9,623	$—

Collaboration and other revenue
Loxo	2,870	2,292
Biogen Idec	1,218	1,082
Novartis (2)	900	—
Celgene	721	976
Mirati	676	—
Oncothyreon (3)	29	1,040
Other partners	160	510
Total collaboration and other revenue	6,574	5,900

License and milestone revenue
Genentech	—	169
Total revenue	$16,197	$6,069

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Binimetinib and Encorafenib Agreements (see discussion below).

(2)	Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Binimetinib Agreement (see discussion below).
(3) Includes $41 thousand and $836 thousand for reimbursable expenses during the three months ended September 30, 2015 and 2014, respectively.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	September 30,	June 30,
	2015	2015
Biogen Idec	$1,125	$1,125
Celgene	2,404	3,126
Loxo	3,687	921
Mirati	998	400
Novartis	4,500	5,400
Other partners	6	14
Total deferred revenue	12,720	10,986
Less: Current portion	(11,820)	(8,946)
Deferred revenue, long-term portion	$900	$2,040

Binimetinib and Encorafenib Agreements

On March 2, 2015 (the "Effective Date"), Array regained all development and commercialization rights to binimetinib, which Array had previously licensed to Novartis, on the closing of the transactions contemplated by the Termination and Asset Transfer Agreement with Novartis (as amended on January 19, 2015, the “Binimetinib Agreement”). On the Effective Date, Array also obtained all development and commercialization rights to encorafenib (LGX-818) under the Asset Transfer Agreement with Novartis dated January 19, 2015 (the "Encorafenib Agreement").

During the third quarter of fiscal 2015, we received an $85.0 million up-front cash payment and $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million related to our previous License Agreement with Novartis for binimetinib dated April 19, 2010, and recorded deferred revenue of $6.6 million.

Novartis is continuing to conduct all ongoing clinical trials involving binimetinib and encorafenib as they had been conducted prior to the Effective Date and will continue to do so until specified transition dates. Array will continue to conduct and complete the Phase 3 low-grade serous ovarian cancer trial (MILO). Pursuant to the Transition Agreements, Novartis will provide substantial financial support to Array in the form of reimbursement for all associated out-of-pocket costs and for one-half of Array’s FTE costs based on an agreed-upon FTE rate for all clinical trials involving binimetinib and encorafenib, including ongoing Array-conducted trials in existence at the Effective Date. Novartis will transition responsibility for the following Novartis-conducted trials at designated points for each trial and will provide continuing financial support to Array to complete these trials:

•
COLUMBUS trial: Novartis will be responsible for continued conduct of the ongoing Phase 3 BRAF melanoma clinical trial through completion of last patient first visit, but no later than June 30, 2016, before transitioning conduct of the trial to Array.

•	NEMO trial: Novartis will conduct the Phase 3 NRAS melanoma clinical trial through no later than June 30, 2016, before transitioning conduct of the trial to Array.

•
Other trials: Novartis will conduct all other Novartis-sponsored trials, including a series of planned clinical pharmacology and pediatric trials, through December 31, 2015, and will transfer at other designated times all ongoing and planned investigator sponsored clinical trials.

The Binimetinib and Encorafenib Agreements involve multiple elements. We therefore identified each item given and received and determined how each item should be recognized and classified. In the third quarter of fiscal 2015, we deferred $6.6 million of the consideration received from Novartis to reflect the estimated fair value of certain future obligations we are to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that we do not anticipate will be covered in the reimbursements we will receive from Novartis under the Transition Agreements. The estimated fair value was based on amounts we have billed to other third parties in other transactions for similar services. We are recording revenue over a deferral period of 22 months, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials. We also record as reimbursement revenue and as an account receivable, expenses that we incur that are reimbursable by Novartis under the Transition Agreements. We invoice Novartis for the full amount of the expense one month after the expense is recorded. See Note 3 - Binimetinib and Encorafenib Agreements to our audited financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC for more information on the terms and accounting of the transactions under these agreements.

Collaboration and License Agreements

Our collaboration and license agreements generally provide for up-front and/or milestone and license revenue and involve multiple elements. A description of the terms and accounting treatment for our agreements with Biogen Idec MA Inc., Celgene Corporation and Celgene Alpine Investment Co., LLC, Genentech, Inc., Loxo Oncology, Inc. and Oncothyreon Inc., as well as our License Agreement with Novartis International Pharmaceutical Ltd. that terminated in March 2015, are set forth in Note 5 - Collaboration and License Agreements to our audited financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,
	2015	2015
Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount and fees	(37,987)	(39,520)
Long-term debt, net	$108,813	$107,280

Comerica Bank

We entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and provides for a $15.0 million term loan and a revolving line of credit of $2.8 million. The term loan bears interest at a variable rate and we currently have $14.6 million outstanding under the term loan. The revolving line of credit was established to support standby letters of credit in relation to our facilities leases.

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and, pursuant to a recent amendment, the revolving line of credit is set to mature in June 2016. The interest rate on the term loan equals the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10.0 million, or equals the Prime Rate plus 2% if this balance is less than $10.0 million. As of September 30, 2015, the term loan with Comerica had an interest rate of 3.25% per annum. All principal is due at maturity and interest is paid monthly.

The Loan and Security Agreement requires us to maintain a balance of cash at Comerica that is at least equivalent to our total outstanding obligation under the term loan if our overall balance of cash, cash equivalents and marketable securities at Comerica and approved outside accounts is less than $22.0 million. We must also maintain a monthly liquidity ratio equal to at least 1.25 to 1.00 as of the last day of each month for the revolving line of credit calculated in accordance with the Loan and Security Agreement.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both September 30, 2015 and June 30, 2015, and was classified using Level 2, observable inputs other than quoted prices in active markets.

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

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in our balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.0 million and $2.1 million as of September 30, 2015 and June 30, 2015, respectively.

The fair value of the Notes was approximately $133.2 million and $142.2 million at September 30, 2015 and June 30, 2015, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Comerica Term Loan
Simple interest	$121	$121
Amortization of fees paid for letters of credit	10	12
Total interest expense on the Comerica term loan	131	133

Convertible Senior Notes
Contractual interest	992	992
Amortization of debt discount	1,451	1,310
Amortization of debt issuance costs	82	74
Total interest expense on the convertible senior notes	2,525	2,376
Total interest expense	$2,656	$2,509

NOTE 5 – STOCKHOLDERS’ EQUITY

Controlled Equity Offering

In August 2015, we amended our Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013 to permit the sale by Cantor, acting as our sales agent, of up to $75.0 million in additional shares of our common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 2% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. There were no sales under the Sales Agreement during the three months ended September 30, 2015 and 2014.

NOTE 6 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was $1.8 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively.

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

Option Awards

The fair value of our option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Three Months Ended September 30,
	2015	2014
Risk-free interest rate	1.6% - 1.8%	2.0% - 2.1%
Expected option term in years	6.25	6.25
Expected volatility	59.3% - 60.1%	66.5% - 67.1%
Dividend yield	0%	0%
Weighted average grant date fair value	$3.29	$2.27

The following table summarizes our stock option activity under the Option and Incentive Plan for the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	10,750,863	$5.30
Granted	634,343	$5.80
Exercised	(259,135)	$3.70
Forfeited	(310,172)	$7.26
Expired or canceled	(385,900)	$6.52
Outstanding balance at September 30, 2015	10,429,999	$5.27	7.1	$4,015
Vested and expected to vest at September 30, 2015	8,670,322	$5.11	6.9	$3,791
Exercisable at September 30, 2015	4,623,677	$4.67	5.2	$2,978

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at September 30, 2015, of $4.56 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $571 thousand during the three months ended September 30, 2015. The total intrinsic value of all options exercised during the three months ended September 30, 2014 was immaterial.

As of September 30, 2015, there was approximately $10.8 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units ("RSUs")

The Option and Incentive Plan provides for the issuance of RSUs that each represent the right to receive one share of Array common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. Our RSU grants that vest subject to continued service over a defined period of time, will typically vest between two to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. Vested RSUs will be settled in shares of common stock upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of Array common stock at date of grant, and the grant date fair value is amortized over the applicable vesting period.

A summary of the status of our unvested RSUs as of September 30, 2015 and changes during the three months ended September 30, 2015, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2015	678,247	$5.35
Granted	17,007	$5.88
Vested	(95,891)	$3.65
Forfeited	(4,203)	$7.30
Unvested at September 30, 2015	595,160	$5.62

As of September 30, 2015, there was $1.7 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.8 years. The fair market value on the grant date for RSUs that vested during the three months ended September 30, 2015 was $497 thousand. No RSUs vested during the three months ended September 30, 2014. RSUs granted during the three months ended September 30, 2015 and 2014 had a value of $100 thousand and $2.3 million, respectively, as of the grant date.

Employee Stock Purchase Plan

An aggregate of 5,250,000 shares of our common stock are reserved for issuance under the ESPP. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of September 30, 2015, we had 851,283 shares available for issuance under the ESPP. We issued 240,366 and 309,287 shares under the ESPP during the fiscal 2015 and 2014, respectively.

NOTE 7 - RELATED PARTY TRANSACTION

The Company is party to an agreement with Mirati Therapeutics, Inc. ("Mirati") whereby Array is conducting a feasibility program for Mirati related to a particular target in exchange for an up-front payment of $1.6 million that was received in October 2014. In August 2015, Array and Mirati amended the agreement to expand the feasibility program activities for a three-month period. In September 2015, Mirati exercised an option to extend the feasibility program for six months, for which it has paid Array a $750 thousand option extension fee. If Mirati elects to exercise an option to take a license under the agreement, then Array would be eligible to receive payments upon the occurrence of specific development and sales milestone events and would be entitled to a royalty on the annual net sales of any products. Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2016 refers to the fiscal year ending June 30, 2016, and the first or current quarter refers to the quarter ended September 30, 2015.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six registration studies are currently advancing related to three cancer drugs. These programs include binimetinib (MEK162 / wholly-owned), encorafenib (LGX818 / wholly-owned) and selumetinib (partnered with AstraZeneca).

Our most advanced wholly-owned clinical stage drugs include:

	Proprietary Program	Indication	Clinical Status
1.	Binimetinib	MEK inhibitor for cancer	Phase 3
2.	Encorafenib	BRAF inhibitor for cancer	Phase 3
3.	Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma	Phase 2
4.	ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Phase 2

In March 2015, Array regained development and commercialization rights to binimetinib and acquired development and commercialization rights to encorafenib from Novartis. Along with global ownership of both assets, Array received an upfront payment of $85.0 million from Novartis. We believe these programs present significant opportunities for Array in the area of oncology. Also during the third quarter of fiscal 2015, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25.0 million.

Three pivotal trials of binimetinib and/or encorafenib, COLUMBUS (encorafenib in combination with binimetinib in BRAF-mutant melanoma patients), NEMO (binimetinib in NRAS-mutant melanoma patients), and MILO (binimetinib in low-grade serous ovarian cancer patients), continue to advance. In addition to the three Phase 3 trials, there are over 30 active binimetinib and/or encorafenib trials.

In April 2015, the NEMO and COLUMBUS (Part 1) Phase 3 studies completed patient enrollment. With NEMO enrollment complete, Array reaffirms a projected regulatory filing of binimetinib in NRAS melanoma during the first half of calendar year 2016. With COLUMBUS (Part 1) enrollment complete, Array reaffirms a projected regulatory filing of binimetinib in combination with encorafenib in BRAF melanoma in 2016. In October 2015, COLUMBUS (Part 2) reached its target enrollment. The MILO Phase 3 study continues to enroll patients. Array estimates the availability of top-line data from MILO in 2017 and a projected regulatory filing of binimetinib in low-grade serous ovarian cancer, or LGSOC, in 2017.

Novartis is responsible for continued conduct and funding of the COLUMBUS and NEMO trials. All other ongoing clinical trials involving binimetinib and encorafenib, including the MILO trial conducted by Array, continue to advance, with Novartis providing substantial financial support in the form of reimbursement to Array for all associated out-of-pocket costs and for one half of Array’s fully-burdened full-time equivalent, or FTE, costs based on an agreed FTE rate. At designated points for each trial, Novartis will transition responsibility for conduct of the trials it is currently conducting, while continuing to provide financial support to Array to complete the trials.

Array continues to progress select other wholly-owned programs, including two Phase 2 trials of filanesib in multiple myeloma and a Phase 2 trial of ARRY-797 in a rare cardiovascular disease.

In addition, we have 10 ongoing partner-funded clinical programs, including an Array-invented MEK inhibitor, selumetinib with AstraZeneca. Three registration clinical trials continue to evaluate selumetinib in patients with; second-line KRAS-mutant advanced or metastatic non-small cell lung cancer; differentiated thyroid cancer; and neurofibromatosis Type 1.

Below are the 10 partner-funded programs:

	Drug Candidate	Target/Indication	Partner	Clinical Status
1.	Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
2.	ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 2
3.	ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
4.	Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
5.	Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
6.	LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
7.	LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2
8.	GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
9.	ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
10	GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1

We also have a portfolio of proprietary and partnered preclinical drug discovery programs. Our most significant discovery collaborations are with Loxo (oncology program) and Biogen Idec (auto-immune disorder program). We may out-license other promising candidates through research collaborations in the future.

We have received a total of $715.7 million in research funding and in up-front and milestone payments from partners from inception through September 30, 2015, including $174.0 million in initial payments from strategic agreements with Amgen, Celgene, Genentech, Novartis and Oncothyreon that we entered into over the last five and a half years, and we received an up-front cash payment of $85.0 million upon the effective date of the asset transfer agreement with Novartis for binimetinib. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or partnering agreements can be found in Note 5 – Collaboration and License Agreements to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All of our collaboration and license agreements are denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our accompanying unaudited condensed financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2015 vs. 2014
	2015	2014	$	%
Reimbursement revenue	$9,623	$—	$9,623	(a)
Collaboration and other revenue	6,574	5,900	$674	11%
License and milestone revenue	—	169	$(169)	(100)%
Total revenue	$16,197	$6,069	$10,128	167%
______________________
(a) Not meaningful.

Reimbursement Revenue

As discussed in Note 3 - Collaboration and Other Agreements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, Array regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, Array and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under the Transition Agreements, Novartis will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened FTE costs based on an agreed FTE rate. Novartis will transition responsibility for Novartis-conducted trials at designated points for each trial and will provide continuing financial support to Array for completing the trials.

We recorded as reimbursement revenue in our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q the financial support owed to Array by Novartis under the Transition Agreements for all clinical trials involving binimetinib and encorafenib for the periods presented. There was no reimbursement revenue during the comparable period of the prior year as the Transition Agreements with Novartis did not become effective until March 2, 2015.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, lead optimization research, and to a lesser degree, process research, analytical and formulation services, and manufacture of drug product for toxicology and clinical studies.

Collaboration and other revenue due to our ongoing collaboration with Loxo increased approximately $950 thousand due to the expansion of the collaboration in April 2015. This comparative increase excludes prior year revenue earned from the performance of CMC activities for Loxo, which Array provided until the June 2015 sale of our CMC assets. Revenue from our ongoing collaboration with Celgene decreased $255 thousand due to a change in the estimated time frame over which we expect to complete our obligations under that agreement. That change in estimate occurred in March 2015.

Additionally, current period collaboration and other revenue includes $900 thousand for recognition of the amortized portion of the up-front payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. No comparable revenue was recognized in the prior three-month period as the Binimetinib Agreement was not effective. We are recording revenue over a 22-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Binimetinib and Encorafenib Agreements with Novartis. The remaining balance of this deferred revenue was $4.5 million at September 30, 2015.

In addition to revenue from our ongoing collaborations mentioned above, collaboration and other revenue in the prior year period includes $1.0 million of revenue, primarily related to reimbursable expenses under our previous Development and Commercialization Agreement with Oncothyreon, which ended in December 2014 due to the execution of a License Agreement with Oncothyreon, which replaced the previous agreement.

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue during the three months ended September 30, 2014 represents the amortization of deferred revenue under our Genentech collaboration. As of June 30, 2015, we had no remaining deferred revenue related to licenses. Additionally, no milestones payments were earned in either the current or prior year three-month periods.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change
	September 30,		2015 vs. 2014
	2015	2014	$	%
Cost of partnered programs	$6,212	$12,177	$(5,965)	(49)%
Research and development for proprietary programs	$20,998	$12,190	$8,808	72%
General and administrative	$7,358	$6,799	$559	8%
Total operating expenses	$34,568	$31,166	$3,402	11%

Cost of Partnered Programs

Cost of partnered programs represents research and development costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our partners. Research and development costs primarily consist of personnel related expenses, including salaries, benefits, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, software and facilities, and laboratory costs and other supply costs.

In the prior year period, we reported our costs associated with the development of binimetinib in cost of partnered programs. Upon regaining the rights to binimetinib in March 2015, this program became wholly-owned and all associated development costs are now included in research and development for proprietary programs.

Research and Development Expenses for Proprietary Programs

Our research and development expenses for proprietary programs include costs associated with our proprietary drug programs, which primarily consist of personnel related expenses, including salaries, benefits, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, software and facilities, and laboratory costs and other supply costs.

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change
	September 30,		2015 vs. 2014
	2015	2014	$	%
Salaries, benefits and share-based compensation	$4,296	$3,588	$708	20%
Outsourced services and consulting	13,982	5,902	8,080	137%
Laboratory supplies	1,266	1,156	110	10%
Facilities and depreciation	1,048	1,243	(195)	(16)%
Other	406	301	105	35%
Total research and development expenses	$20,998	$12,190	$8,808	72%

Research and development expenses for proprietary programs increased during the current period primarily due to the inclusion of costs related to clinical trials for binimetinib because as discussed above, in the prior year period, our development costs for binimetinib were included in cost of partnered programs. Additionally, we have incurred incremental research and development costs since regaining all development and commercialization rights to binimetinib and obtaining all development and commercialization rights to encorafenib in March 2015 related to transition costs for the Novartis-sponsored studies and new spending on both compounds. Additionally, Array has a higher number of internal resources dedicated to work for binimetinib and encorafenib than in the same quarter of the prior year.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of partnered programs or research and development expenses for proprietary programs and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, facilities, depreciation and other office expenses.

General and administrative expenses increased during the current period primarily due to increases in legal related expenses, share-based compensation and recruiting and relocation expenses. Additionally, we incurred costs in the current period related to pre-launch marketing activities, with no similar costs being incurred during the same period of the prior year.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change
	September 30,		2015 vs. 2014
	2015	2014	$	%
Interest income	$40	$13	$27	208%
Interest expense	(2,656)	(2,509)	(147)	(6)%
Total other income (expense), net	$(2,616)	$(2,496)	$(120)	(5)%

Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to our term loan with Comerica Bank. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

With the exception of the prior fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2015, we had an accumulated deficit of $729.6 million and we had net losses of $21.0 million for the three months ended September 30, 2015. We had net income of $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities. We had net losses of $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively.

For the three months ended September 30, 2015, our net cash used in operations was $19.2 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the fiscal years ended June 30, 2015 and 2014 we received net proceeds of approximately $46.5 million and $73.4 million, respectively, from sales of our common stock under our sales agreement with Cantor Fitzgerald in an at-the-market offering. We also received net proceeds of approximately $128.0 million in June 2013 from an underwritten public offering of convertible debt and approximately $127.0 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we received an up-front cash payment of $85.0 million as a result of the closing in March 2015 of the transactions under the Binimetinib Agreement and have received $230.7 million from up-front fees and license and milestone payments since December 2009.

We had a $4.5 million liability accrued at June 30, 2015 for estimated fiscal year 2015 annual employee bonuses. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year. In October 2015, we paid cash bonuses to our employees approximating the June 30, 2015 balance.

Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of September 30, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include up-front, royalty and/or milestone payments.

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

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading "Item 1A. Risk Factors" under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio for the revolving line of credit with Comerica.

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

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	September 30, 2015	June 30, 2015	$ Change
Cash and cash equivalents	$56,358	$55,691	$667
Marketable securities – short-term	102,944	122,635	(19,691)
Marketable securities – long-term	514	496	18
Accounts receivable	13,504	6,307	7,197
Total	$173,320	$185,129	$(11,809)

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change
Cash flows provided by (used in):
Operating activities	$(19,204)	$(18,769)	$(435)
Investing activities	19,207	(3,038)	22,245
Financing activities	664	45	619
Total	$667	$(21,762)	$22,429

Net cash used in operating activities was fairly consistent with an increase of only $435 thousand between the comparable periods. A $6.6 million reduction in our net loss between the comparable periods, was offset by an almost identical increase in the use of cash due to our growing accounts receivable balance, primarily related to the reimbursement revenue owed to Array from Novartis as of September 30, 2015.

Net cash from investing activities increased $22.2 million due to proceeds from maturities and sales of investment securities outweighing our purchases of replacement securities during the current period, as compared to the prior year period where purchases slightly exceeded maturities and sales of investment securities.

Net cash provided by financing activities increased $619 thousand related to increased employee stock plan activity, primarily stock option exercises.

Recent Accounting Pronouncements

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 1 - Overview, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2015, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at September 30, 2015, we would expect future interest income to increase or decrease by approximately $1.0 million over the next 12 months based on the current balance of $102.6 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Comerica debt as of September 30, 2015, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of September 30, 2015, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 that we believe are material, other than as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

If Array is unable to obtain a suitable partner for global development and European commercialization rights to binimetinib and encorafenib, the European Commission may license such rights to a partner it locates on terms that may be less favorable to Array than those Array might have obtained had it partnered such rights.

In order to address competition concerns raised by the European Commission under the Binimetinib and Encorafenib Agreements, Array was required to agree to obtain a partner for worldwide development and European commercialization rights for both binimetinib and encorafenib acceptable to the European Commission. If we are unable, in the prescribed time period, to negotiate a collaboration and license agreement with a partner and on terms acceptable to the European Commission, a trustee approved by the European Commission will be empowered to license these rights to a suitable third party for no minimum price. The terms of such license could be less favorable to Array than the terms Array could have obtained had it licensed such rights directly to a third party, which in turn could negatively impact our results of operations and our stock price.

ITEM 5. OTHER INFORMATION

On November 4, 2015, Array entered into a Third Amendment to Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Sales Agreement dated March 27, 2013 between Array and Cantor was amended to provide that the term of the Sales Agreement will continue until terminated by either party pursuant to the terms of the Sales Agreement. A copy of the Third Amendment to Sales Agreement is attached as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of November 2015.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ MARY PATRICIA HENAHAN
Mary Patricia Henahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	S-1/A	333-45922	10/27/2000
3.2	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	11/6/2007
3.3	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	8-K	001-16633	10/29/2012
3.4	Amendment to Amended and Restated Certificate of Incorporation of Array BioPharma Inc.	DEF-14A	001-16633	9/18/2015
3.5	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Registration Rights Agreement, dated May 15, 2009, between the registrant and Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	10-K	001-16633	8/18/2009
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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Amendment No. 2 to Sales Agreement, dated August 3, 2015, by and between registrant and Cantor Fitzgerald & Co.	S-3ASR	333-206525	8/21/2015
10.2	Description of Performance Bonus Program*	8-K	001-16633	8/24/2015
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF-14A	001-16633	9/18/2015
10.4	Employment Agreement, dated September 8, 2015, between registrant and Mary Patricia Henahan*	Filed herewith
10.5	Noncompete Agreement, dated September 8, 2015, between registrant and Mary Patricia Henahan*	Filed herewith
10.6	Confidentiality and Inventions Agreement, dated September 8, 2015, between registrant and Mary Patricia Henahan*	Filed herewith
10.7	Amendment No. 3 to Sales Agreement, dated November 4, 2015, by and between registrant and Cantor Fitzgerald & Co.	Filed herewith
10.8	Twelfth Amendment to Loan and Security Agreement, dated November 4, 2015, between the registrant and Comerica Bank	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan.