Form 10-Q
period 2015-12-31
ARRAY BIOPHARMA INC
filed 2016-02-05
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of January 29, 2016, the registrant had 143,337,065 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$57,253	$55,691
Marketable securities	62,631	122,635
Accounts receivable	64,782	6,307
Prepaid expenses and other current assets	7,216	6,414
Total current assets	191,882	191,047

Long-term assets
Marketable securities	705	496
Property and equipment, net	5,694	5,050
Other long-term assets	1,637	1,614
Total long-term assets	8,036	7,160
Total assets	$199,918	$198,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,110	$4,570
Accrued outsourcing costs	20,481	17,402
Accrued compensation and benefits	5,635	7,507
Other accrued expenses	2,266	2,714
Deferred rent	670	1,285
Deferred revenue	11,858	8,946
Total current liabilities	53,020	42,424

Long-term liabilities
Deferred rent	3,038	3,314
Deferred revenue	26,895	2,040
Long-term debt, net	110,386	107,280
Other long-term liabilities	705	496
Total long-term liabilities	141,024	113,130
Total liabilities	194,044	155,554

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; 143,337,065 and 142,107,025 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	143	142
Additional paid-in capital	759,486	751,073
Accumulated other comprehensive income (loss)	(37)	5
Accumulated deficit	(753,718)	(708,567)
Total stockholders' equity	5,874	42,653
Total liabilities and stockholders' equity	$199,918	$198,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue
Reimbursement revenue	$27,348	$—	$36,971	$—
Collaboration and other revenue	6,977	6,820	13,551	12,720
License and milestone revenue	1,105	20,099	1,105	20,268
Total revenue	35,430	26,919	51,627	32,988

Operating expenses
Cost of partnered programs	5,663	13,098	11,875	25,275
Research and development for proprietary programs	41,351	11,817	62,349	24,007
General and administrative	9,938	8,078	17,296	14,877
Total operating expenses	56,952	32,993	91,520	64,159

Loss from operations	(21,522)	(6,074)	(39,893)	(31,171)

Other income (expense)
Interest income	51	8	91	21
Interest expense	(2,693)	(2,545)	(5,349)	(5,054)
Total other expense, net	(2,642)	(2,537)	(5,258)	(5,033)

Net loss	$(24,164)	$(8,611)	$(45,151)	$(36,204)

Change in unrealized gain (loss) on marketable securities	(54)	(1,059)	(42)	13,461

Comprehensive loss	$(24,218)	$(9,670)	$(45,193)	$(22,743)

Net loss per share – basic	$(0.17)	$(0.06)	$(0.32)	$(0.27)
Net loss per share – diluted	$(0.17)	$(0.06)	$(0.32)	$(0.27)

Weighted average shares outstanding – basic	142,833	133,815	142,524	132,820
Weighted average shares outstanding – diluted	142,833	133,815	142,524	132,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2015	142,107	$142	$751,073	$5	$(708,567)	$42,653
Shares issued for cash under employee share plans, net	675	1	1,917	—	—	1,918
Employee share-based compensation expense	—	—	3,612	—	—	3,612
Issuance of common stock, net of offering costs	555	—	2,884	—	—	2,884
Change in unrealized gain (loss) on marketable securities	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(45,151)	(45,151)
Balance as of December 31, 2015	143,337	$143	$759,486	$(37)	$(753,718)	$5,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(45,151)	$(36,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	859	1,805
Non-cash interest expense	3,106	2,827
Share-based compensation expense	3,612	3,212
Changes in operating assets and liabilities:
Accounts receivable	(26,555)	551
Prepaid expenses and other assets	(825)	892
Accounts payable and other accrued expenses	7,092	3,576
Accrued outsourcing costs	3,079	4,148
Accrued compensation and benefits	(1,872)	(3,299)
Co-development liability	—	8,864
Deferred rent	(891)	(1,879)
Deferred revenue	(4,153)	(1,497)
Other long-term liabilities	238	221
Net cash used in operating activities	(61,461)	(16,783)

Cash flows from investing activities
Purchases of property and equipment	(1,503)	(1,720)
Purchases of marketable securities	(74,853)	(63,694)
Proceeds from sales and maturities of marketable securities	134,577	50,426
Net cash provided by (used) in investing activities	58,221	(14,988)

Cash flows from financing activities
Proceeds from the issuance of common stock	2,952	30,702
Proceeds from employee stock purchases and options exercised	1,918	1,242
Payment of stock offering costs	(68)	(619)
Net cash provided by financing activities	4,802	31,325

Net increase (decrease) in cash and cash equivalents	1,562	(446)
Cash and cash equivalents at beginning of period	55,691	68,591
Cash and cash equivalents at end of period	$57,253	$68,145

Supplemental disclosure of cash flow information
Cash paid for interest	$2,224	$2,223
Change in unrealized gain (loss) on marketable securities	$(42)	$13,461
Receivable and corresponding deferred revenue related to collaboration and license agreements	$31,920	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. (also referred to as "Array," or "the Company"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited condensed financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. The Company's management performed an evaluation of its activities through the date of filing of this Quarterly Report on Form 10-Q and concluded that there are no subsequent events.

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed with the SEC, from which the Company derived its balance sheet data as of June 30, 2015.

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of the Company's equipment, leasehold improvements and other fixed assets are physically located within the U.S., and all agreements with its partners are denominated in U.S. dollars.

Reclassifications

Certain prior period amounts in the Company's condensed financial statements have been reclassified to conform to the current period presentation. The $39.4 million balance attributable to outstanding warrants, which was presented historically as a separate item in stockholders' equity on the Company's balance sheet, has been combined with additional paid-in capital for all periods presented in these unaudited condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on the Company's historical experience and on various other assumptions that it believes are reasonable under the circumstances. These estimates are the basis for the Company's judgments about the carrying values of assets and liabilities, which in turn may impact its reported revenue and expenses. The Company's actual results could differ significantly from these estimates under different assumptions or conditions.

The Company believes its financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating the collectible portion of recorded accounts receivable.

Liquidity

With the exception of the prior fiscal year, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2015, the Company had an accumulated deficit of approximately $753.7 million and it had net losses of approximately $24.2 million and $45.2 million for the three and six months ended December 31, 2015, respectively. The Company had net losses of approximately $8.6 million and $36.2 million for the three and six months ended December 31, 2014, respectively.

In the third quarter of fiscal 2015, in connection with the closing of the asset transfer agreements with Novartis Pharma AG and Novartis International Pharmaceutical Ltd. (collectively "Novartis") relating to binimetinib and encorafenib, as discussed below under Note 3 - Collaboration and Other Agreements (the "Novartis Agreements"), the Company received an $85.0 million up-front cash payment and $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. Also during the third quarter of fiscal 2015, the Company entered into a third party agreement to complete the Novartis transactions for a net consideration payment of $25.0 million.

On November 10, 2015, the Company entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which the Company and Pierre Fabre amended and restated as of December 3, 2015 to make certain minor changes required by the European Commission on Competition (as amended and restated, the "PF Agreement"). Under the Pierre Fabre Agreement, the Company granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array retains its ownership rights. The PF Agreement satisfies the Company’s commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

In December 2015, the Company closed the PF Agreement following approval of the agreement by the European Commission on Competition.  In connection with the closing, the Company recorded a $30.0 million receivable from PFM and $30.0 million in deferred revenue related to a non-refundable, upfront license payment, which the Company received in January 2016.  The Company is also entitled to receive up to $425.0 million in milestone payments from PFM if certain regulatory and sales goals are achieved, and royalties on combined annual net sales. Array and Pierre Fabre have agreed to split future development costs on a 60:40 basis (Array:Pierre Fabre) with initial funding committed for new clinical trials in colorectal cancer and melanoma.  All ongoing binimetinib and encorafenib clinical trials remain substantially funded through completion by Novartis. Unless terminated early (for breach, bankruptcy of one of the parties, or safety reasons), the PF Agreement continues as long as PFM continues to develop and commercialize the products, and PFM can terminate the PF Agreement on a region by region basis with 6 months’ notice except for the European Economic Area market.  The PF Agreement also provides for customary indemnifications.

The Company has historically funded its operations from up-front fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents, marketable securities and accounts receivable as of December 31, 2015 will enable it to continue to fund operations in the normal course of business for at least the next 12 months. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders. The Company also may not successfully consummate new collaboration and license agreements that provide for up-front fees or milestone payments, or the Company may not earn milestone payments under such agreements when anticipated, or at all. The Company's ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond the Company's control.

The Company's assessment of its future need for funding and its ability to continue to fund its operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If the Company is unable to generate enough revenue from its existing or new collaboration and license agreements when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly late phase clinical trials on its wholly-owned programs. Insufficient liquidity may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to the Company and its stockholders than the Company would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent the Company from successfully executing its operating plan and, in the future, could raise substantial doubt about its ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt, if at any time the Company's balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, the Company must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. the Company must also maintain a monthly liquidity ratio for the revolving line of credit with Comerica.

Summary of Significant Accounting Policies

Revenue Recognition - Reimbursement Revenue

The Company records as reimbursement revenue amounts received for reimbursement of costs it incurs from its license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions, consistent with Accounting Standards Codification ("ASC") 605-45-15. Novartis currently provides financial support to Array in the form of reimbursement for all associated out-of-pocket costs and for one-half or more of Array’s fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rate for all clinical trials involving binimetinib and encorafenib, as further discussed in Note 3 - Collaboration and Other Agreements. The gross amount of these pass-through reimbursed costs are reported as reimbursement revenue in the accompanying condensed statements of operations and comprehensive loss in accordance with ASC 605-45-15. The actual expenses for which the Company is reimbursed are reflected as research and development for proprietary programs.

Revenue Recognition - PFM Upfront License Payment

As discussed above, on November 10, 2015, the Company entered into the PF Agreement with Pierre Fabre pursuant to which the Company granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array will retain its ownership rights. The PF Agreement satisfies the Company’s commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

The terms of the PF Agreement include substantial ongoing collaboration and cost-sharing activities between the companies, and require Array to perform future development and commercialization activities. The Company determined that the PF Agreement does not have stand-alone value apart from these ongoing collaboration and cost-sharing activities.  Accordingly, non-refundable upfront amounts received under the PF agreement are recorded as deferred revenue and will be recognized on a straight-line basis over 10 years, the period during which management expects that substantial development activities will be performed.  Revenue recognized under this agreement was immaterial for the quarter ended December 31, 2015; at December 31, 2015 deferred revenue associated with this agreement was approximately $29.9 million.

The Company's other significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed with the SEC.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Novartis	79.7	—	75.1%	—%
Loxo	10.9	7.5	13.0	13.0
Oncothyreon	—	76.3	—	65.4
	90.6%	83.8%	88.1%	78.4%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2015.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
North America	$7,055	$26,880	$12,726	$32,873
Europe	28,375	33	38,901	46
Asia Pacific	—	6	—	69
Total revenue	$35,430	$26,919	$51,627	$32,988

Accounts Receivable

Novartis and Pierre Fabre accounted for 49%, and 46%, respectively, of the Company's total accounts receivable balance as of December 31, 2015. Novartis accounted for approximately 95% of the Company's total accounts receivable balance as of June 30, 2015.

Loss Per Share

All common stock equivalents are excluded from the computation of diluted earnings per share during periods in which losses are reported since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted earnings per share because to do so would have been anti-dilutive, include the following as of the end of the period (in thousands):

	December 31,
	2015	2014
Convertible senior notes	18,762	18,762
Warrants	12,000	12,000
Stock options	10,331	8,705
Restricted stock units	619	577
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	41,712	40,044

Adoption of Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and its adoption did not have a material impact on its condensed financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for Array in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its balance sheet and financial statement disclosures.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$62,359	$33	$(70)	$62,322
Mutual fund securities	309	—	—	309
	62,668	33	(70)	62,631
Long-term available-for-sale securities:
Mutual fund securities	705	—	—	705
	705	—	—	705
Total	$63,373	$33	$(70)	$63,336

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$122,199	$8	$(3)	$122,204
Mutual fund securities	431	—	—	431
	122,630	8	(3)	122,635
Long-term available-for-sale securities:
Mutual fund securities	496	—	—	496
	496	—	—	496
Total	$123,126	$8	$(3)	$123,131

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $63.3 million and $123.1 million as of December 31, 2015 and June 30, 2015, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of December 31, 2015, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$62,359	$62,322
Total	$62,359	$62,322

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Reimbursement revenue
Novartis (1)	$27,348	$—	$36,971	$—

Collaboration and other revenue
Loxo	2,849	2,011	5,719	4,303
Biogen Idec	1,598	1,233	2,816	2,315
Novartis (2)	900	—	1,800	—
Celgene	721	1,713	1,442	2,689
Mirati	898	—	1,574	—
Oncothyreon	15	527	44	1,567
Other partners	(4)	1,336	156	1,846
Total collaboration and other revenue	6,977	6,820	13,551	12,720

License and milestone revenue
Oncothyreon	—	20,000	—	20,000
Loxo	1,000	—	1,000	—
Pierre Fabre	105	—	105	—
Genentech	—	99	—	268
Total license and milestone revenue	1,105	20,099	1,105	20,268
Total revenue	$35,430	$26,919	$51,627	$32,988

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Novartis Agreements (see discussion below).

(2)	Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Binimetinib Agreement (see discussion below).

Deferred revenue balances were as follows for the dates indicated (in thousands):

	December 31,	June 30,
	2015	2015
Pierre Fabre	$29,895	$—
Biogen Idec	—	1,125
Celgene	1,683	3,126
Loxo	2,947	921
Mirati	623	400
Novartis	3,600	5,400
Other partners	5	14
Total deferred revenue	38,753	10,986
Less: Current portion	(11,858)	(8,946)
Deferred revenue, long-term portion	$26,895	$2,040

Binimetinib and Encorafenib Agreements

On March 2, 2015 (the "Effective Date"), Array regained all development and commercialization rights to binimetinib, which Array had previously licensed to Novartis, on the closing of the transactions contemplated by the Termination and Asset Transfer Agreement with Novartis (as amended on January 19, 2015, the “Binimetinib Agreement”). On the Effective Date, Array also obtained all development and commercialization rights to encorafenib (LGX-818) under the Asset Transfer Agreement with Novartis dated January 19, 2015 (the "Encorafenib Agreement" and collectively with the Binimetinib Agreement, the "Novartis Agreements").

During the third quarter of fiscal 2015, the Company received an $85.0 million up-front cash payment and $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million related to the Company's previous License Agreement with Novartis for binimetinib dated April 19, 2010, and recorded deferred revenue of $6.6 million.

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

•
Other trials: Novartis conducts all other Novartis-sponsored trials, including a series of planned clinical pharmacology and pediatric trials, through December 31, 2015, and will transfer at other designated times all ongoing and planned investigator sponsored clinical trials.

The Novartis Agreements involve multiple elements. The Company therefore identified each item given and received and determined how each item should be recognized and classified. In the third quarter of fiscal 2015, the Company deferred $6.6 million of the consideration received from Novartis to reflect the estimated fair value of certain future obligations the Company is to perform under the Novartis Agreements, including completion of certain trials that are partially funded by Novartis. The amount deferred was determined using the estimated fair value of the services to be provided by the Company's full-time employees that the Company does not anticipate will be covered in the reimbursements it will receive from Novartis under the Transition Agreements. The estimated fair value was based on amounts the Company has billed to other third parties in other transactions for similar services. The Company is recording revenue over a deferral period of 22 months, which is the estimated number of months the Company expects will be required to complete its performance with respect to the applicable clinical trials. The Company also records as reimbursement revenue and as an account receivable, expenses that it incurs that are reimbursable by Novartis under the Transition Agreements. The Company invoices Novartis for the full amount of reimbursable expenses one month after the expenses are recorded. See Note 3 - Binimetinib and Encorafenib Agreements to the Company's audited financial statements for the fiscal year ended June 30, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC for more information on the terms and accounting of the transactions under these agreements.

On November 10, 2015, the Company entered into the PF Agreement with Pierre Fabre pursuant to which the Company granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array retains its ownership rights. The PF Agreement satisfies the Company’s commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

The PF Agreement closed in December 2015, and all ongoing clinical trials involving binimetinib and encorafenib, including the NEMO, COLUMBUS and MILO trials and other ongoing Novartis sponsored and investigator sponsored clinical studies, will continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and the Company will jointly fund worldwide development costs under the GDP, with the Company covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer and melanoma.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. The Company and Pierre Fabre will also enter into a clinical and commercial supply agreement pursuant to which the Company will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. The Company has also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in certain indications.

Each party has also agreed not to distribute, sell or promote competing products in each party’s respective markets during a period of exclusivity. Each party has also agreed to indemnify the other party from certain liabilities specified in the Agreement.

Collaboration and License Agreements

The Company's collaboration and license agreements generally provide for up-front and/or milestone and license revenue and involve multiple elements. A description of the terms and accounting treatment for the Company's agreements with Biogen Idec MA Inc., Celgene Corporation and Celgene Alpine Investment Co., LLC, Genentech, Inc., Loxo Oncology, Inc. and Oncothyreon Inc., as well as its License Agreement with Novartis International Pharmaceutical Ltd. that terminated in March 2015, are set forth in Note 5 - Collaboration and License Agreements to the Company's audited financial statements for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed with the SEC. During three months ended December 31, 2015, we also terminated our agreement with Biogen. Revenue recorded from the Biogen agreement was $2.8 million for the six-month period ended December 31, 2015.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	June 30,
	2015	2015
Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount and fees	(36,414)	(39,520)
Long-term debt, net	$110,386	$107,280

Comerica Bank

The Company entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and provides for a $15.0 million term loan and a revolving line of credit of $2.8 million. The term loan bears interest at a variable rate and the Company currently has $14.6 million outstanding under the term loan. The revolving line of credit was established to support standby letters of credit in relation to the Company's facilities leases.

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and, pursuant to a recent amendment, the revolving line of credit is set to mature in June 2016. The interest rate on the term loan equals the Prime Rate, if the balance of the Company's cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10.0 million, or equals the Prime Rate plus 2% if this balance is less than $10.0 million. As of December 31, 2015, the term loan with Comerica had an interest rate of 3.5% per annum. All principal is due at maturity and interest is paid monthly.

The Loan and Security Agreement requires the Company to maintain a balance of cash at Comerica that is at least equivalent to the Company's total outstanding obligation under the term loan if the Company's overall balance of cash, cash equivalents and marketable securities at Comerica and approved outside accounts is less than $22.0 million. The Company must also maintain a monthly liquidity ratio equal to at least 1.25 to 1.00 as of the last day of each month for the revolving line of credit calculated in accordance with the Loan and Security Agreement.

The Company's obligations under the amended Loan and Security Agreement are secured by a first priority security interest in all of the Company's assets, other than its intellectual property. The amended Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit agreements of this type. The Company's ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments, are restricted by the Loan and Security Agreement as amended. The amended Loan and Security Agreement also contains events of default that are customary for credit agreements of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

The Company uses a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both December 31, 2015 and June 30, 2015, and was classified using Level 2, observable inputs other than quoted prices in active markets.

3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, the Company issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and offering expenses.

The Notes are the general senior unsecured obligations of Array. The Notes bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year with all principal due at maturity. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by the Company.

Prior to March 1, 2020, holders may convert the Notes only upon the occurrence of certain events described in a supplemental indenture the Company entered into with Wells Fargo Bank, N.A., as trustee, upon issuance of the Notes. On or after March 1, 2020, until the close of business on the scheduled trading day immediately prior to the maturity date, holders may convert their Notes at any time. Upon conversion, the holders will receive, at the Company's option, shares of the Company's common stock, cash or a combination of shares and cash. The Notes will be convertible at an initial conversion rate of 141.8641 shares per $1,000 in principal amount of Notes, equivalent to a conversion price of approximately $7.05 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the supplemental indenture. Holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if there is a qualifying change in control or termination of trading of the Company's common stock.

On or after June 4, 2017, the Company may redeem for cash all or part of the outstanding Notes if the last reported sale price of its common stock exceeds 130% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending within seven trading days immediately prior to the date the Company provides the notice of redemption to holders. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus all accrued and unpaid interest. If the Company were to provide a notice of redemption, the holders could convert their Notes up until the business day immediately preceding the redemption date.

In accordance with ASC 470-20, the Company used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $2.0 million and $2.1 million as of December 31, 2015 and June 30, 2015, respectively.

The fair value of the Notes was approximately $126.7 million and $142.2 million at December 31, 2015 and June 30, 2015, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Comerica Term Loan
Simple interest	$121	$122	$242	$243
Amortization of fees paid for letters of credit	7	11	17	23
Total interest expense on the Comerica term loan	128	133	259	266

Convertible Senior Notes
Contractual interest	992	992	1,984	1,984
Amortization of debt discount	1,489	1,344	2,940	2,654
Amortization of debt issuance costs	84	76	166	150
Total interest expense on the convertible senior notes	2,565	2,412	5,090	4,788
Total interest expense	$2,693	$2,545	$5,349	$5,054

NOTE 5 – STOCKHOLDERS’ EQUITY

Controlled Equity Offering

In August 2015, the Company amended its Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013 to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. There were net proceeds on sales of approximately $2.9 million at a weighted average price of $5.32 and $30.1 million at a weighted average price of $4.69 under the Sales Agreement during the six months ended December 31, 2015 and 2014, respectively.

NOTE 6 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $3.6 million and $3.2 million for the six months ended December 31, 2015 and 2014, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Six Months Ended December 31,
	2015	2014
Risk-free interest rate	1.6% - 1.8%	1.8% - 2.0%
Expected option term in years	5.5 - 6.25	6.25
Expected volatility	55.8% - 60.1%	65.6% - 67.1%
Dividend yield	0%	0%
Weighted average grant date fair value	$3.17	$2.29

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the six months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	10,750,863	$5.30
Granted	786,343	$5.66
Exercised	(354,448)	$3.55
Forfeited	(837,704)	$6.43
Expired or canceled	(433,500)	$6.94
Outstanding balance at December 31, 2015	9,911,554	$5.22	6.8	$2,657
Vested and expected to vest at December 31, 2015	8,556,499	$5.09	6.5	$2,552
Exercisable at December 31, 2015	4,705,614	$4.61	4.9	$2,133

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at December 31, 2015, of $4.22 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $696 thousand during the six months ended December 31, 2015. The total intrinsic value of all options exercised during the six months ended December 31, 2014 was immaterial.

As of December 31, 2015, there was approximately $9.2 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Units ("RSUs")

The Option and Incentive Plan provides for the issuance of RSUs that each represent the right to receive one share of Array common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. The Company's RSU grants that vest subject to continued service over a defined period of time, will typically vest between two to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. Vested RSUs will be settled in shares of common stock upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and the Company intends to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of Array common stock at date of grant, and the grant date fair value is amortized over the applicable vesting period.

A summary of the status of the Company's unvested RSUs as of December 31, 2015 and changes during the six months ended December 31, 2015, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2015	678,247	$5.35
Granted	42,007	$5.43
Vested	(95,891)	$3.65
Forfeited	(7,607)	$7.30
Unvested at December 31, 2015	616,756	$5.58

As of December 31, 2015, there was $1.6 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The fair market value on the grant date for RSUs that vested during the six months ended December 31, 2015 and 2014 was $497 thousand and $296 thousand, respectively. RSUs granted during the six months ended December 31, 2015 and 2014 had a value of $228 thousand and $2.8 million, respectively, as of the grant date.

Employee Stock Purchase Plan

An aggregate of 5,250,000 shares of the Company's common stock are reserved for issuance under the ESPP. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of December 31, 2015, the Company had 586,104 shares available for issuance under the ESPP. The Company issued 265,179 and 240,366 shares under the ESPP during the fiscal 2016 and 2015, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include upfront, milestone and/or royalty payments, our ability to realize upfront, milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2016 refers to the fiscal year ending June 30, 2016, and the second or current quarter refers to the quarter ended December 31, 2015.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Six registration studies are currently advancing related to three cancer drugs. These programs include binimetinib (MEK162), encorafenib (LGX818) and selumetinib.

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre	Phase 3
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 2
ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 1b
GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1

Binimetinib and Encorafenib
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

In December 2015, Array reported top-line results from the ongoing Phase 3 NEMO clinical trial of binimetinib in patients with advanced NRAS-mutant melanoma.  The study met its primary endpoint of improving progression-free survival (PFS) compared with dacarbazine treatment, with a hazard ratio of 0.62, [95% CI 0.47-0.80] and a p-value of less than 0.001. The median PFS on the binimetinib arm was 2.8 months versus 1.5 months on the dacarbazine arm. In the trial, binimetinib was generally well-tolerated and the adverse events reported were consistent with previous results in NRAS melanoma patients. Array plans to submit binimetinib to regulatory authorities for marketing approval in NRAS-mutant melanoma during the first half of 2016.  Results from the NEMO trial including progression free survival, overall survival, objective response rate, safety and prespecified subgroup analyses including outcomes in patients who received prior treatment with immunotherapy will be presented at a medical conference in 2016.

In addition, Array expects top-line results from the COLUMBUS (Part 1) study in the first half of 2016 and reaffirms a projected regulatory filing of binimetinib and encorafenib in 2016. In October 2015, COLUMBUS (Part 2) achieved its target patient enrollment. The MILO Phase 3 study in patients with low-grade serous ovarian cancer continues to enroll patients, and Array estimates enrollment to be complete in 2016 with the availability of top-line data, along with a projected regulatory filing, in 2017.

Based on the strength of the Phase 2 combination data with encorafenib in patients with BRAF-mutant colorectal cancer shared at the 2015 European Society of Medical Oncology's (ESMO) World Congress of Gastrointestinal Cancer, Array plans to initiate a Phase 3 global registration trial in that patient population in 2016.

On November 10, 2015, we entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which was amended and restated as of December 3, 2015 to make certain minor changes required by the European Commission on Competition (the agreement as amended and restated is referred to as the "PF Agreement"). Under the PF Agreement, we granted Pierre Fabre rights to commercialize two of our late-stage oncology products, binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array will retain its ownership rights. The Agreement satisfies our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and the Asset Transfer Agreement with Novartis Pharma AG that became effective in March 2015 (collectively, the “Novartis Agreements”).

In December 2015, we closed the PF Agreement following approval of the agreement by the European Commission on Competition.  As a result, we recorded $30 million as a receivable and as deferred revenue in the Condensed Balance Sheet related to an upfront payment due under the terms of the PF Agreement in January 2016.

All currently active clinical trials involving binimetinib and encorafenib, including the NEMO, COLUMBUS and MILO trials and other currently active Novartis sponsored and investigator sponsored clinical studies, will continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs.  The initial GDP includes multiple trials, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer and melanoma.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We have also entered into a clinical and commercial supply agreement with Pierre Fabre pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in certain indications.

Selumetinib
AstraZeneca continues to advance selumetinib in three registration trials: SELECT-1 in patients with KRAS-mutant non-small cell lung cancer, a registration trial in patients with neurofibromatosis type 1 and ASTRA in patients with differentiated thyroid cancer. AstraZeneca expects to share top-line results from SELECT-1 in mid-2016.

ARRY-797
Array is conducting a 12-patient Phase 2 study to evaluate the effectiveness and safety of ARRY-797 in patients with LMNA A/C-related DCM, a serious, genetic cardiovascular disease. By age 45, approximately 70% of patients with LMNA A/C-related DCM will have died, suffered a major cardiac event, or will have undergone a heart transplant. Data on the primary endpoint of mean change in 6-minute walk test (6MWT) at 12 weeks relative to baseline exceeds benchmarks set by a number of drugs for rare diseases recently approved on the basis of the 6MWT as a primary endpoint. Secondary endpoints, including changes in N-Terminal pro-Brain-derived Natriuretic Peptide (NT-proBNP, a serum biomarker of heart failure severity), and patient reported outcomes, are directionally consistent with the primary endpoint. Enrollment in this trial is complete. Data for patients followed through 48 weeks supports the durability of effect. Taken together, the data to date suggest a path forward for this program. Results with additional patient follow-up will be presented at an appropriate medical conference in 2016.

Filanesib
Given Array's significant opportunity with the Phase 3 binimetinib and encorafenib programs across a number of cancer indications, Array currently has no plans to initiate additional trials with filanesib, a highly selective, targeted KSP inhibitor. Two studies in patients with relapsed / refractory multiple myeloma are nearing completion: a randomized Phase 2 trial of the combination of filanesib and Kyprolis® (carfilzomib) and Kyprolis alone (ARRAY-520-216) and the AfFIRM trial, a Phase 2 single agent study.

We also have a portfolio of proprietary and partnered preclinical drug discovery programs.

We have received a total of $712.6 million in research funding and in up-front and milestone payments from partners from inception through December 31, 2015, including $174.0 million in initial payments from strategic agreements that we entered into over the last six years. We received an up-front cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30 million in January 2016 from Pierre Fabre following approval of the PF Agreement by the European Commission on Competition. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 13 partnered clinical and discovery programs.

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

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2015 vs. 2014		December 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Reimbursement revenue	$27,348	$—	$27,348	(a)	$36,971	$—	$36,971	(a)
Collaboration and other revenue	6,977	6,820	$157	2%	13,551	12,720	$831	7%
License and milestone revenue	1,105	20,099	$(18,994)	(95)%	1,105	20,268	$(19,163)	(95)%
Total revenue	$35,430	$26,919	$8,511	32%	$51,627	$32,988	$18,639	57%
______________________
(a) Not meaningful.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

As discussed in Note 3 - Collaboration and Other Agreements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, Array regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, Array and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under the Transition Agreements, Novartis provides substantial financial support to Array for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened FTE costs based on an agreed FTE rate. Novartis will transition responsibility for Novartis-conducted trials at designated points for each trial and will provide continuing financial support to Array for completing the trials. As shown in the table above, we recognized approximately $27.3 million and $37.0 million in reimbursement revenue for the three and six months ended December 31, 2015, respectively, which comprised reimbursements to Array from Novartis under the Transition Agreements for all clinical trials involving binimetinib and encorafenib for the periods presented. We had no reimbursement revenue in either period in fiscal 2014 as the Transition Agreements were not effective until March 2015.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue was approximately $7.0 million and $6.8 million, for the three months ended December 31, 2015 and 2014, respectively. Collaboration and other revenue was approximately $13.6 million and $12.7 million, for the six months ended December 31, 2015 and 2014, respectively.

Collaboration and other revenue includes $900 thousand and $1.8 million for the three months and six months ended December 31, 2015, respectively, for recognition of the amortized portion of the upfront payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. No comparable revenue was recognized in the prior three-month period as the Binimetinib Agreement was not effective. We are recording this revenue over a 22-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The remaining balance of this deferred revenue was $3.6 million at December 31, 2015.

Collaboration and other revenue for the six months ended December 31, 2014 includes $1.2 million of revenue primarily related to reimbursable expenses under our previous Development and Commercialization Agreement with Oncothyreon, which ended in December 2014 when we entered into a License Agreement with Oncothyreon that replaced the previous agreement. During three months ended December 31, 2015, we also terminated our agreement with Biogen. Revenue recorded from the Biogen agreement was $2.8 million for the six-month period ended December 31, 2015.

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $1.1 million and $20.1 million, for the three months ended December 31, 2015 and 2014, respectively. License and milestone revenue was $1.1 million and $20.3 million, for the six months ended December 31, 2015 and 2014, respectively.

The majority of the license and milestone revenue for both the three months and six months ended December 31, 2015 relates to $1.0 million in revenue from Loxo, which resulted from a milestone payment earned in the second quarter of fiscal 2016. The majority of the license and milestone revenue for both the three months and six months ended December 31, 2014 relates to $20.0 million in revenue from Oncothyreon, which resulted from the license agreement entered into December 2014.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2015 vs. 2014		December 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Cost of partnered programs	$5,663	$13,098	$(7,435)	(57)%	$11,875	$25,275	$(13,400)	(53)%
Research and development for proprietary programs	41,351	11,817	29,534	250%	62,349	24,007	38,342	160%
General and administrative	9,938	8,078	1,860	23%	17,296	14,877	2,419	16%
Total operating expenses	$56,952	$32,993	$23,959	73%	$91,520	$64,159	$27,361	43%

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

The decrease in cost of partnered programs from approximately $13.1 million to $5.7 million, for the three months ended December 31, 2014 and 2015, respectively and from approximately $25.3 million to $11.9 million, for the six months ended December 31, 2014 and 2015, respectively, was attributable to the change in the recording of our costs associated with the development of binimetinib from research and development for proprietary programs to cost of partnered programs upon regaining the rights to binimetinib in March 2015.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2015 vs. 2014		December 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Salaries, benefits and share-based compensation	$5,159	$3,172	$1,987	63%	$9,455	$6,760	$2,695	40%
Outsourced services and consulting	33,359	6,030	27,329	453%	47,341	11,932	35,409	297%
Laboratory supplies	1,291	988	303	31%	2,557	2,144	413	19%
Facilities and depreciation	1,000	1,188	(188)	(16)%	2,048	2,431	(383)	(16)%
Other	542	439	103	23%	948	740	208	28%
Total research and development expenses	$41,351	$11,817	$29,534	250%	$62,349	$24,007	$38,342	160%

Research and development expenses for proprietary programs increased during the current three- and six-month periods primarily due to the inclusion of costs related to clinical trials for binimetinib because, as discussed above, in the prior year periods, our development costs for binimetinib were included in cost of partnered programs. Additionally, we have incurred incremental research and development costs since regaining all development and commercialization rights to binimetinib and obtaining all development and commercialization rights to encorafenib in March 2015 related to transition costs for the Novartis-sponsored studies and new spending on both compounds. Additionally, we have a higher number of internal resources dedicated to work for binimetinib and encorafenib than in the three-month and six-month periods of the prior year.

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

General and administrative expenses increased slightly, to approximately $9.9 million compared to $8.1 million, for the three months ended December 31, 2015 and 2014, respectively, and to approximately $17.3 million compared to $14.9 million, for the six months ended December 31, 2015 and 2014, respectively.

The increase in general and administrative expenses increased during the three- and six-month periods were primarily due to increases in legal related expenses, share-based compensation and recruiting and relocation expenses. Additionally, we incurred costs in the current period related to pre-launch marketing activities, with no similar costs being incurred during the same period of the prior year.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2015 vs. 2014		December 31,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Interest income	$51	$8	$43	538%	$91	$21	$70	333%
Interest expense	(2,693)	(2,545)	(148)	(6)%	(5,349)	(5,054)	(295)	(6)%
Total other income (expense), net	$(2,642)	$(2,537)	$(105)	(4)%	$(5,258)	$(5,033)	$(225)	(4)%
(a) Not meaningful.

Other income (expense) remained relatively constant between the three- and six-month periods presented above primarily because there were no significant changes to interest income and interest expense. Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to our term loan with Comerica Bank. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

With the exception of the prior fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2015, we had an accumulated deficit of approximately $753.7 million and we had a net loss of approximately $45.2 million for the six months ended December 31, 2015. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities. We had net losses of approximately $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively.

For the six months ended December 31, 2015, our net cash used in operations was approximately $61.5 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. In August 2015, the Company amended its Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013 to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. There were net proceeds on sales of approximately $2.9 million and $30.1 million under the Sales Agreement during the six months ended December 31, 2015 and 2014, respectively.
During the fiscal years ended June 30, 2015 and 2014 we received net proceeds of approximately $46.5 million and $73.4 million, respectively, from sales of our common stock under our sales agreement with Cantor Fitzgerald in an at-the-market offering. We also received net proceeds of approximately $128.0 million in June 2013 from an underwritten public offering of convertible debt and approximately $127.0 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we received an up-front cash payment of approximately $85.0 million as a result of the closing in March 2015 of the transactions under the Binimetinib Agreement and have received approximately $232.5 million from upfront fees and license and milestone payments since December 2009.

Also affecting net cash used in operations was our annual performance bonus program for fiscal 2015. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year. We had a $4.5 million liability accrued at June 30, 2015 for estimated fiscal year 2015 annual employee performance bonuses. In October 2015, we paid cash bonuses to our employees under the bonus program approximating the June 30, 2015 balance.

Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of December 31, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include up-front, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for upfront fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

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

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio for the revolving line of credit with Comerica.

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be repaid by Novartis and PF within three months or less.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	December 31, 2015	June 30, 2015	$ Change
Cash and cash equivalents	$57,253	$55,691	$1,562
Marketable securities – short-term	62,631	122,635	(60,004)
Marketable securities – long-term	705	496	209
Accounts receivable	64,782	6,307	58,475
Total	$185,371	$185,129	$242

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Six Months Ended December 31,
	2015	2014	$ Change
Cash flows provided by (used in):
Operating activities	$(61,461)	$(16,783)	$(44,678)
Investing activities	58,221	(14,988)	73,209
Financing activities	4,802	31,325	(26,523)
Total	$1,562	$(446)	$2,008

Net cash used in operating activities increased approximately $44.7 million between the comparable periods. The increase in net cash used in operating activities was due to the increase in net loss of approximately $8.9 million, the increase in the change in accounts receivable of approximately $27.1 million resulting from the amounts due from the Novartis reimbursement arrangement, and approximately $8.9 million reduction in the change in co-development liability.

Net cash from investing activities increased $73.2 million due to proceeds from maturities and sales of investment securities outweighing our purchases of replacement securities during the current period, as compared to the prior year period where purchases exceeded maturities and sales of investment securities.

Net cash provided by financing activities decreased $26.5 million related to decreased common stock issuances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2015, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at December 31, 2015, we would expect future interest income to increase or decrease by approximately $0.6 million over the next 12 months based on the current balance of $62.3 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.5% on the Comerica debt as of December 31, 2015, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of December 31, 2015, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our liquidity and results of operations is dependent on the full and timely collection of the Company’s receivables from Novartis.

As a result of the asset transfer agreements with Novartis, which includes the reimbursement of significant costs incurred by the Company from Novartis, we anticipate recording significant accounts receivable from Novartis on a monthly basis. If the Company is unable to collect its accounts receivable from Novartis in full and on a timely basis, there could be a negative impact on our liquidity and results of operations.

ITEM 6. EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of February 2016.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ DAVID JAY HORIN
David Jay Horin
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
		8-K	001-16633	5/3/2011
4.5	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.6	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.7	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Amended and Restated Development and Commercialization Agreement, dated December 2, 2015, between the registrant and Pierre Fabre Medicament SAS*	Filed herewith
10.2	Twelfth Amendment to Loan and Security Agreement, dated November 4, 2015, between the registrant and Comerica Bank	10-Q	001-16633	11/6/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Confidential treatment of redaction portions has been applied for.