Form 10-Q
period 2016-03-31
ARRAY BIOPHARMA INC
filed 2016-05-04
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, the registrant had 143,439,799 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$62,458	$55,691
Marketable securities	55,398	122,635
Accounts receivable	62,921	6,307
Prepaid expenses and other current assets	6,748	6,414
Total current assets	187,525	191,047

Long-term assets
Marketable securities	540	496
Property and equipment, net	6,498	5,050
Other long-term assets	1,621	1,614
Total long-term assets	8,659	7,160
Total assets	$196,184	$198,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,568	$4,570
Accrued outsourcing costs	23,222	17,402
Accrued compensation and benefits	6,713	7,507
Other accrued expenses	2,356	2,714
Deferred rent	630	1,285
Deferred revenue	10,991	8,946
Total current liabilities	59,480	42,424

Long-term liabilities
Deferred rent	3,609	3,314
Deferred revenue	35,359	2,040
Long-term debt, net	111,999	107,280
Other long-term liabilities	540	496
Total long-term liabilities	151,507	113,130
Total liabilities	210,987	155,554

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized, 143,387,065 and 142,107,025 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	143	142
Additional paid-in capital	761,433	751,073
Accumulated other comprehensive income	14	5
Accumulated deficit	(776,393)	(708,567)
Total stockholders' equity (deficit)	(14,803)	42,653
Total liabilities and stockholders' equity (deficit)	$196,184	$198,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue
Reimbursement revenue	$36,941	$1,340	$73,912	$1,340
Collaboration and other revenue	5,249	5,162	18,800	17,882
License and milestone revenue	857	99	1,962	20,367
Total revenue	43,047	6,601	94,674	39,589

Operating expenses
Cost of partnered programs	5,847	12,140	17,722	37,415
Research and development for proprietary programs	48,802	11,817	111,151	35,824
General and administrative	8,406	8,187	25,702	23,064
Total operating expenses	63,055	32,144	154,575	96,303
Gain on the Binimetinib and Encorafenib Agreements, net	—	80,010	—	80,010

Income (loss) from operations	(20,008)	54,467	(59,901)	23,296

Other income (expense)
Realized gain from marketable securities, net	—	6,402	—	6,402
Interest income	76	15	167	36
Interest expense	(2,743)	(2,577)	(8,092)	(7,631)
Total other income (expense), net	(2,667)	3,840	(7,925)	(1,193)

Net income (loss)	$(22,675)	$58,307	$(67,826)	$22,103

Change in unrealized gain (loss) on marketable securities	51	(3,665)	9	9,796

Comprehensive income (loss)	$(22,624)	$54,642	$(67,817)	$31,899

Net earnings (loss) per share – basic	$(0.16)	$0.42	$(0.47)	$0.16
Net earnings (loss) per share – diluted	$(0.16)	$0.37	$(0.47)	$0.16

Weighted average shares outstanding – basic	143,338	139,769	142,792	135,113
Weighted average shares outstanding – diluted	143,338	166,265	142,792	138,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Equity (Deficit)
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2015	142,107	$142	$751,073	$5	$(708,567)	$42,653
Shares issued for cash under employee share plans, net	725	1	2,059	—	—	2,060
Employee share-based compensation expense	—	—	5,417	—	—	5,417
Issuance of common stock, net of offering costs	555	—	2,884	—	—	2,884
Change in unrealized gains on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(67,826)	(67,826)
Balance as of March 31, 2016	143,387	$143	$761,433	$14	$(776,393)	$(14,803)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(67,826)	$22,103
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,278	2,776
Non-cash interest expense	4,719	4,295
Share-based compensation expense	5,417	5,126
Extinguishment of co-development liability, net	—	(21,610)
Realized gain from marketable securities, net	—	(6,402)
Changes in operating assets and liabilities:
Accounts receivable	(44,614)	(3,401)
Prepaid expenses and other assets	(341)	809
Accounts payable and other accrued expenses	10,640	1,253
Accrued outsourcing costs	5,820	4,896
Accrued compensation and benefits	(794)	(1,532)
Co-development liability	—	12,169
Deferred rent	(360)	(2,795)
Deferred revenue	23,364	3,914
Other long-term liabilities	69	(129)
Net cash (used in) provided by operating activities	(62,628)	21,472

Cash flows from investing activities
Purchases of property and equipment	(2,726)	(2,074)
Purchases of marketable securities	(101,968)	(94,420)
Proceeds from sales and maturities of marketable securities	169,145	109,054
Net cash provided by investing activities	64,451	12,560

Cash flows from financing activities
Proceeds from the issuance of common stock	2,952	36,057
Proceeds from employee stock purchases and options exercised	2,060	3,517
Payment of stock offering costs	(68)	(727)
Net cash provided by financing activities	4,944	38,847

Net increase in cash and cash equivalents	6,767	72,879
Cash and cash equivalents at beginning of period	55,691	68,591
Cash and cash equivalents at end of period	$62,458	$141,470

Supplemental disclosure of cash flow information
Cash paid for interest	$2,352	$2,342
Change in unrealized gain on marketable securities	$9	$9,796
Receivable and corresponding deferred revenue related to collaboration and license agreements	$12,000	$—

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

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of the Company's equipment, leasehold improvements and other fixed assets are physically located within the U.S., and the vast majority of its agreements with its partners are denominated in U.S. dollars.

Recent Developments

On March 31, 2016, the Company announced a strategic collaboration with Asahi Kasei Pharma Corporation ("AKP") to develop and commercialize select Tropomyosin receptor kinase A (TrkA) inhibitors, including Array-invented ARRY-954, for pain, inflammation and other non-cancer indications. The Company received a $12.0 million up-front payment in April 2016 and may receive up to $64.0 million in additional development and commercialization milestone payments, including up to double-digit royalties on future sales. The Company will retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retains full rights to cancer indications for all compounds excluding those being developed by Asahi Kasei Pharma.

On April 1, 2016, the Company announced its decision to discontinue the MILO study, a Phase 3 trial of binimetinib for the treatment of patients with low-grade serous ovarian cancer. The decision to stop the study was made after a planned interim analysis showed that the Hazard Ratio for Progression Free Survival (PFS) crossed the predefined futility boundary.

Reclassifications

Certain prior period amounts in the Company's unaudited condensed financial statements have been reclassified to conform to the current period presentation. The $39.4 million balance attributable to outstanding warrants, which was presented historically as a separate item in stockholders' equity (deficit) on the Company's balance sheet, has been combined with additional paid-in capital for all periods presented in these unaudited condensed financial statements.

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

Liquidity

With the exception of the prior fiscal year, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2016, the Company had an accumulated deficit of approximately $776.4 million and it had net losses of approximately $(22.7) million and $(67.8) million for the three and nine months ended March 31, 2016, respectively. The Company had net income of approximately $58.3 million and $22.1 million for the three and nine months ended March 31, 2015, respectively.

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

On November 10, 2015, the Company entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which the Company and Pierre Fabre amended and restated as of December 3, 2015 to make certain minor changes required by the European Commission on Competition (as amended and restated, the "PF Agreement"). Under the PF Agreement, the Company granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array retains its ownership rights. The PF Agreement satisfies the Company’s commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

In December 2015, the Company closed the PF Agreement following approval of the agreement by the European Commission on Competition.  In connection with the closing, the Company recorded a $30.0 million receivable from PFM and $30.0 million in deferred revenue related to a non-refundable, upfront license payment, which the Company received in January 2016.  The Company is also entitled to receive up to $415.0 million in milestone payments from PFM if certain regulatory and sales goals are achieved, and royalties on combined annual net sales. Array and Pierre Fabre have agreed to split future development costs on a 60:40 basis (Array:Pierre Fabre) with initial funding committed for new clinical trials in colorectal cancer and melanoma.  All ongoing binimetinib and encorafenib clinical trials remain substantially funded through completion by Novartis. Unless terminated early (for breach, bankruptcy of one of the parties, or safety reasons), the PF Agreement continues as long as PFM continues to develop and commercialize the products, and PFM can terminate the PF Agreement on a region by region basis with 6 months’ notice except for the European Economic Area market.  The PF Agreement also provides for customary indemnifications.

The Company has historically funded its operations from up-front fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents, marketable securities and accounts receivable as of March 31, 2016 will enable it to continue to fund operations in the normal course of business for at least the next 12 months. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

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

Revenue Recognition - Reimbursement Revenue

The Company records as reimbursement revenue amounts received for reimbursement of costs it incurs from its license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions, consistent with Accounting Standards Codification ("ASC") 605-45-15. Novartis currently provides financial support to Array in the form of reimbursement for all associated out-of-pocket costs and for one-half or more of Array’s fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rate for all clinical trials involving binimetinib and encorafenib, as further discussed in Note 3 - Collaboration and Other Agreements. The gross amount of these pass-through reimbursed costs are reported as reimbursement revenue in the accompanying condensed statements of operations and comprehensive income (loss) in accordance with ASC 605-45-15. The actual expenses for which the Company is reimbursed are reflected as research and development for proprietary programs.

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

The terms of the PF Agreement include substantial ongoing collaboration and cost-sharing activities between the companies, and require Array to perform future development and commercialization activities. The Company determined that the PF Agreement does not have stand-alone value apart from these ongoing collaboration and cost-sharing activities.  Accordingly, non-refundable upfront amounts received under the PF agreement are recorded as deferred revenue and are being recognized on a straight-line basis over 10 years, the period during which management expects that substantial development activities will be performed.  Revenue recognized under this agreement was $750 thousand for the quarter ended March 31, 2016; at March 31, 2016 deferred revenue associated with this agreement was approximately $29.1 million.

Revenue Recognition – AKP Upfront License Payment

As discussed above, on March 31, 2016, the Company entered into a Collaboration and License Agreement with AKP. In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the AKP agreement is a multi-deliverable arrangement with three deliverables: (1) the license rights, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services. As of March 31, 2016, the earnings process related to any of these deliverables was not complete.

The initial non-refundable $12.0 million license fee will be allocated to each of the three deliverables based upon their relative selling prices using best estimates and will be recognized as revenue when earned under the applicable revenue recognition guidance. The analysis of the best estimate of the selling price of the deliverables was based on the income approach, and took into account the Company’s negotiations with AKP and management’s estimates and assumptions of how a market participant would use the license, estimated market opportunity and market share, what contract research organizations would charge for clinical development services, the costs of clinical trial materials and other factors. Also considered were entity specific assumptions regarding the results of clinical trials and the likelihood of FDA approval of the licensed pre-clinical candidate. As of March 31, 2016, the Company recorded deferred revenue associated with the AKP agreement of $12.0 million.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Novartis	87.9%	24.8%	80.9%	4.1%
Loxo	6.2	31.9	9.9	16.2
Biogen Idec	—	17.5	3.0	8.8
Celgene	1.8	10.9	2.3	8.6
Oncothyreon	0.1	4.1	0.1	55.2
	96.0%	89.2%	96.2%	92.9%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2016.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
North America	$4,432	$4,937	$17,158	$37,810
Europe	38,615	1,664	77,516	1,710
Asia Pacific	—	—	—	69
Total revenue	$43,047	$6,601	$94,674	$39,589

Accounts Receivable

Novartis and Asahi Kasei accounted for 80%, and 19%, respectively, of the Company's total accounts receivable balance as of March 31, 2016. Novartis accounted for approximately 95% of the Company's total accounts receivable balance as of June 30, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its balance sheet and financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company is currently evaluating the impact this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the adoption of ASU No. 2016-09 will have on its financial statements.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2016 and June 30, 2015 (in thousands):

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$55,165	$14	$—	$55,179
Mutual fund securities	219	—	—	219
	55,384	14	—	55,398
Long-term available-for-sale securities:
Mutual fund securities	540	—	—	540
	540	—	—	540
Total	$55,924	$14	$—	$55,938

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$122,199	$8	$(3)	$122,204
Mutual fund securities	431	—	—	431
	122,630	8	(3)	122,635
Long-term available-for-sale securities:
Mutual fund securities	496	—	—	496
	496	—	—	496
Total	$123,126	$8	$(3)	$123,131

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $55.9 million and $123.1 million as of March 31, 2016 and June 30, 2015, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of March 31, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$55,165	$55,179
Total	$55,165	$55,179

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Reimbursement revenue
Novartis (1)	$36,941	$1,340	$73,912	$1,340

Collaboration and other revenue
Loxo	2,568	2,105	8,287	6,408
Biogen Idec	—	1,153	2,816	3,468
Novartis (2)	900	300	2,700	300
Celgene	782	721	2,224	3,411
Mirati	900	—	2,474	—
Oncothyreon	63	273	107	1,840
Other partners	36	610	192	2,455
Total collaboration and other revenue	5,249	5,162	18,800	17,882

License and milestone revenue
Oncothyreon	—	—	—	20,000
Loxo	107	—	1,107	—
Pierre Fabre	750	—	855	—
Genentech	—	99	—	367
Total license and milestone revenue	857	99	1,962	20,367
Total revenue	$43,047	$6,601	$94,674	$39,589

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Novartis Agreements (see discussion below).

(2)	Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Binimetinib Agreement (see discussion below).

Deferred revenue balances were as follows for the dates indicated (in thousands):

	March 31,	June 30,
	2016	2015
Pierre Fabre	$29,145	$—
Asahi Kasei	12,000	—
Novartis	2,700	5,400
Loxo	1,599	921
Celgene	902	3,126
Biogen Idec	—	1,125
Mirati	—	400
Other partners	4	14
Total deferred revenue	46,350	10,986
Less: Current portion	(10,991)	(8,946)
Deferred revenue, long-term portion	$35,359	$2,040

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

The PF Agreement closed in December 2015, and all ongoing clinical trials involving binimetinib and encorafenib, including the NEMO and COLUMBUS trials and other ongoing Novartis sponsored and investigator sponsored clinical studies, will continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and the Company will jointly fund worldwide development costs under the GDP, with the Company covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer and melanoma.

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

Collaboration and License Agreements

The Company's collaboration and license agreements generally provide for up-front and/or milestone and license revenue and involve multiple elements. A description of the terms and accounting treatment for the Company's agreements with Biogen Idec MA Inc., Celgene Corporation and Celgene Alpine Investment Co., LLC, Genentech, Inc., Loxo Oncology, Inc. and Oncothyreon Inc., as well as its License Agreement with Novartis International Pharmaceutical Ltd. that terminated in March 2015, are set forth in Note 5 - Collaboration and License Agreements to the Company's audited financial statements for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed with the SEC. During the nine months ended March 31, 2016, our agreement with Biogen was terminated. Revenue recorded from the Biogen agreement was $2.8 million for the nine months ended March 31, 2016.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	June 30,
	2016	2015
Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount and fees	(34,801)	(39,520)
Long-term debt, net	$111,999	$107,280

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

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and, pursuant to a recent amendment, the revolving line of credit is set to mature in June 2016. The interest rate on the term loan equals the Prime Rate, if the balance of the Company's cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10.0 million, or equals the Prime Rate plus 2% if this balance is less than $10.0 million. As of March 31, 2016, the term loan with Comerica had an interest rate of 3.5% per annum. All principal is due at maturity and interest is paid monthly.

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

The Company uses a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both March 31, 2016 and June 30, 2015, and was classified using Level 2, observable inputs other than quoted prices in active markets.

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

In accordance with ASC 470-20, the Company used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.9 million and $2.1 million as of March 31, 2016 and June 30, 2015, respectively.

The fair value of the Notes was approximately $104.2 million and $142.2 million at March 31, 2016 and June 30, 2015, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Comerica Term Loan
Simple interest	$130	$117	$372	$360
Amortization of fees paid for letters of credit	8	11	25	34
Total interest expense on the Comerica term loan	138	128	397	394

Convertible Senior Notes
Contractual interest	992	992	2,976	2,976
Amortization of debt discount	1,527	1,379	4,466	4,033
Amortization of debt issuance costs	86	78	253	228
Total interest expense on the convertible senior notes	2,605	2,449	7,695	7,237
Total interest expense	$2,743	$2,577	$8,092	$7,631

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Controlled Equity Offering

In August 2015, the Company amended its Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013 to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. There were net proceeds on sales of approximately $2.9 million at a weighted average price of $5.32 and $35.3 million at a weighted average price of $4.83 under the Sales Agreement during the nine months ended March 31, 2016 and 2015, respectively.

NOTE 6 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $5.4 million and $5.1 million for the nine months ended March 31, 2016 and 2015, respectively.

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

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Nine Months Ended March 31,
	2016	2015
Risk-free interest rate	1.38% - 1.83%	1.6% - 2.0%
Expected option term in years	5.5 - 6.25	6.25
Expected volatility	55.7% - 60.1%	63.2% - 67.1%
Dividend yield	0%	0%
Weighted average grant date fair value	$2.78	$2.56

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the nine months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	10,750,863	$5.30
Granted	1,043,936	$5.05
Exercised	(406,448)	$3.44
Forfeited	(1,123,115)	$6.21
Expired or canceled	(714,750)	$5.82
Outstanding balance at March 31, 2016	9,550,486	$5.21	6.8	$108
Vested and expected to vest at March 31, 2016	8,391,491	$5.11	6.6	$102
Exercisable at March 31, 2016	4,474,281	$4.67	5.0	$94

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at March 31, 2016, of $2.95 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $704 thousand during the nine months ended March 31, 2016. The total intrinsic value of all options exercised during the nine months ended March 31, 2015 was immaterial.

As of March 31, 2016, there was approximately $8.3 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.6 years.

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

A summary of the status of the Company's unvested RSUs as of March 31, 2016 and changes during the nine months ended March 31, 2016, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2015	678,247	$5.35
Granted	42,007	$5.43
Vested	(95,891)	$3.65
Forfeited	(15,059)	$7.30
Unvested at March 31, 2016	609,304	$5.58

As of March 31, 2016, there was $1.4 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The fair market value on the grant date for RSUs that vested during the nine months ended March 31, 2016 and 2015 was $497 thousand and $1.8 million, respectively. RSUs granted during the nine months ended March 31, 2016 and 2015 had a value of $228 thousand and $2.8 million, respectively, as of the grant date.

Employee Stock Purchase Plan

An aggregate of 5,250,000 shares of the Company's common stock are reserved for issuance under the ESPP. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of March 31, 2016, the Company had 586,104 shares available for issuance under the ESPP. The Company issued 265,179 and 240,366 shares under the ESPP during the nine months ended March 31, 2016 and 2015, respectively.

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

NOTE 8 - NET EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable under our convertible notes, vested and unvested stock options and unvested RSUs, except where the effect of including them is anti-dilutive.

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings (loss) - basic	$(22,675)	$58,307	$(67,826)	$22,103
Interest on convertible senior notes	—	2,449	—	—
Net earnings (loss) - basic and diluted	$(22,675)	$60,756	$(67,826)	$22,103

Weighted average shares outstanding - basic	143,338	139,769	142,792	135,113
Convertible senior notes (1)	—	18,762	—	—
Warrants	—	5,392	—	2,538
Stock options	—	2,030	—	812
RSUs	—	312	—	110

Weighted average shares outstanding - diluted	143,338	166,265	142,792	138,573

Per share data:
Basic	$(0.16)	$0.42	$(0.47)	$0.16
Diluted	$(0.16)	$0.37	$(0.47)	$0.16

(1) Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. Given the $58.3 million net earnings and the level of potentially dilutive securities for the three months ended March 31, 2015, the Company is required to include these convertible notes as dilutive securities during the three months ended March 31, 2015.

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted earnings per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Convertible senior notes	18,762	—	18,762	18,762
Warrants	12,000	—	12,000	—
Stock options	9,550	1,050	9,550	5,699
RSUs	609	—	609	—
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	40,921	1,050	40,921	24,461

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2016 refers to the fiscal year ending June 30, 2016, and the third or current quarter refers to the quarter ended March 31, 2016.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Five registration studies are currently advancing related to three cancer drugs. These programs include binimetinib (MEK162), encorafenib (LGX818) and selumetinib.

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre	Phase 3
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 2
ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2
ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Oncothyreon Inc.	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
ARRY-382	CSF1R inhibitor for cancer		Phase 1

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

Two pivotal trials of binimetinib and/or encorafenib, COLUMBUS (encorafenib in combination with binimetinib in BRAF-mutant melanoma patients) and NEMO (binimetinib in NRAS-mutant melanoma patients), continue to advance. In addition to the two Phase 3 trials, there are over 30 active binimetinib and/or encorafenib trials.

In December 2015, Array reported top-line results from the ongoing Phase 3 NEMO clinical trial of binimetinib in patients with advanced NRAS-mutant melanoma.  The study met its primary endpoint of improving progression-free survival (PFS) compared with dacarbazine treatment, with a hazard ratio of 0.62, [95% CI 0.47-0.80] and a p-value of less than 0.001. The median PFS on the binimetinib arm was 2.8 months versus 1.5 months on the dacarbazine arm. In the trial, binimetinib was generally well-tolerated and the adverse events reported were consistent with previous results in NRAS melanoma patients. Array plans to submit binimetinib to regulatory authorities for marketing approval in NRAS-mutant melanoma during the first half of 2016.  Results from the NEMO trial including progression free survival, overall survival (OS), objective response rate, safety and prespecified sub-group analyses including outcomes in patients who received prior treatment with immunotherapy will be presented at the 2016 annual meeting of the American Society of Clinical Oncology (ASCO) in June 2016.

Activating NRAS mutations are present in approximately 20% of patients with metastatic melanoma, and has been a poor prognostic indicator for these patients. Treatment options for this population remain limited beyond immunotherapy (PD-1, CTLA4), therefore binimetinib could represent an important additional therapy for these patients.

Array expects top-line results from the COLUMBUS (Part 1) study in the third quarter of 2016 and a projected regulatory filing of binimetinib and encorafenib in 2017. As part of Array’s standard data cleaning protocol, it was recently learned that additional PFS events need to be observed prior to database lock and final analysis, a process previously expected to be complete by the end of June.  In October 2015, COLUMBUS (Part 2) achieved its target patient enrollment. COLUMBUS Part 2 was designed to contribute towards assessing the contribution of binimetinib to the combination of binimetinib and encorafenib studied in Part 1.

Activating BRAF mutations are present in approximately 50% of patients with metastatic melanoma.  In two separate Phase 1/2 trials in this patient population, binimetinib plus encorafenib demonstrated encouraging clinical activity and an attractive tolerability profile, including low incidence of pyrexia, and little to no incidence of rash or photosensitivity.  Patients treated in two Phase 3 trials of dabrafenib plus trametinib (COMBI-d and COMBI-v) experienced greater than 50% incidence of pyrexia (fever), while in a large, randomized trial of vemurafenib and cobimetinib (coBRIM) nearly 50% of patients experienced photosensitivity reactions.  Of the patients who experienced pyrexia on COMBI-d and COMBI-v, one-third to one-half reported three or more events, and at least half required dose modifications including interruptions, reductions, or discontinuation as a result of their pyrexia.  Of the patients who experienced photosensitivity on coBRIM, the median duration of photosensitivity was three months, duration was as long as 14 months for some patients.  Only 63% of patients with photosensitivity reactions experienced resolution while on study.

Based on the strength of existing Phase 2 combination data with encorafenib in patients with BRAF-mutant colorectal cancer, Array plans to initiate a Phase 3 global registration trial in that patient population in 2016. Updated results, including PFS and OS, from the Phase 2 trial will be presented at ASCO 2016.

Colorectal cancer is the third most common cancer among men and women in the United States, with approximately 134,000 new cases and nearly 50,000 deaths from the disease projected in 2016.  BRAF mutations occur in up to 20% percent of patients with colorectal cancer and represents a poor prognosis for these patients. Historical published PFS and OS results after first line range from 1.8 to 2.5 months and 4.7 to 5.9 months, respectively.  In addition, historical published response rates from various studies for EGFR-based therapy in this population range from 6% to 8%. Array’s data shared at the 2015 European Society of Medical Oncology’s World Congress of Gastrointestinal Cancer (ESMO GI) compare favorably both to currently available therapies for BRAF CRC patients, and to other recently published investigational approaches in this population. The combination of encorafenib and cetuximab has demonstrated a well-tolerated safety profile with most treatment related adverse events being grade 1 or 2 and few grade 3 or 4 adverse events.

On April 1, 2016, we announced our decision to discontinue the MILO study, a Phase 3 trial of binimetinib for the treatment of patients with low-grade serous ovarian cancer. The decision to stop the study was made after a planned interim analysis showed that the Hazard Ratio for Progression Free Survival (PFS) crossed the predefined futility boundary. Top-line results from the study had been expected in 2017.

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

All currently active clinical trials involving binimetinib and encorafenib, including the NEMO and COLUMBUS trials and other currently active Novartis sponsored and investigator sponsored clinical studies, will continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs.  The initial GDP includes multiple trials, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer and melanoma.

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

Selumetinib
AstraZeneca continues to advance selumetinib in three registration trials: SELECT-1 in patients with KRAS-mutant non-small cell lung cancer (NSCLC), a registration trial in patients with neurofibromatosis type 1 and ASTRA in patients with differentiated thyroid cancer. AstraZeneca expects top-line results from SELECT-1 in the second half of 2016 and projects a regulatory filing of selumetinib in NSCLC in the first half of 2017.

SELECT-1 is a 500-patient randomized, double-blind, placebo-controlled study that was designed to evaluate the safety and efficacy of selumetinib plus docetaxel as a second line therapy in locally advanced or metastatic KRAS-mutant NSCLC. KRAS mutations are amongst the most common mutations in NSCLC, present in approximately a quarter of these patients. The study is designed to evaluate PFS as the primary endpoint and a key secondary endpoint is OS. AstraZeneca's decision to progress selumetinib to Phase 3 in NSCLC followed the results from a randomized Phase 2 study evaluating the combination of selumetinib with docetaxel against docetaxel alone in KRAS-mutation positive NSCLC. This study demonstrated response rates of 37.2% vs 0% (p<0.0001), and a statistically significant improvement in PFS of 5.3 vs 2.1 months (HR 0.58, p<0.014).

ARRY-797
Array is conducting a 12-patient Phase 2 study to evaluate the effectiveness and safety of ARRY-797 in patients with LMNA A/C-related DCM, a serious, genetic cardiovascular disease. By age 45, approximately 70% of patients with LMNA A/C-related DCM will have died, suffered a major cardiac event, or will have undergone a heart transplant. Data on the primary endpoint of mean change in 6-minute walk test (6MWT) at 12 weeks relative to baseline exceeds benchmarks set by a number of drugs for rare diseases recently approved on the basis of the 6MWT as a primary endpoint. Secondary endpoints in the ARRY-797 trial, including changes in N-Terminal pro-Brain-derived Natriuretic Peptide (NT-proBNP, a serum biomarker of heart failure severity), and patient reported outcomes, are directionally consistent with the primary endpoint. Enrollment in this trial is complete. Data for patients followed through 48 weeks suggest a durable effect. Results with additional patient follow-up will be presented at the European Society of Cardiology on August 30, 2016. Taken together, the data to date suggest a path forward for this program, and Array has met with regulators to discuss the design of a study that could be the basis for marketing approval.

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

On March 31, 2016, we announced a strategic collaboration with Asahi Kasei Pharma Corporation (AKP) to develop and commercialize select preclinical Tropomyosin receptor kinase A (TrkA) inhibitors, including Array-invented ARRY-954, for pain, inflammation and other non-cancer indications. We received a $12.0 million up-front payment in April 2016 and may receive up to $64.0 million in additional development and commercialization milestone payments, including up to double-digit royalties on future sales. We will retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retain full rights to cancer indications for all compounds excluding those being developed by AKP.

We have received a total of $755.7 million in research funding and in up-front and milestone payments from partners from inception through March 31, 2016, including $204.0 million in initial payments from strategic agreements that we entered into over the last six years. We received an up-front cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30 million in January 2016 from Pierre Fabre following approval of the PF Agreement by the European Commission on Competition. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements.

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

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2016 vs. 2015		March 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Reimbursement revenue	$36,941	$1,340	$35,601	(a)	$73,912	$1,340	$72,572	(a)
Collaboration and other revenue	5,249	5,162	$87	2%	18,800	17,882	$918	5%
License and milestone revenue	857	99	$758	766%	1,962	20,367	$(18,405)	(90)%
Total revenue	$43,047	$6,601	$36,446	552%	$94,674	$39,589	$55,085	139%
______________________
(a) Not meaningful.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

As discussed in Note 3 - Collaboration and Other Agreements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, Array regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, Array and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under the Transition Agreements, Novartis provides substantial financial support to Array for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened FTE costs based on an agreed FTE rate. Novartis will transition responsibility for Novartis-conducted trials at designated points for each trial and will provide continuing financial support to Array for completing the trials. As shown in the table above, we recognized approximately $36.9 million and $73.9 million in reimbursement revenue for the three and nine months ended March 31, 2016, respectively, which included reimbursements to Array from Novartis under the Transition Agreements for specific clinical trials involving binimetinib and encorafenib for the periods presented. We had reimbursement revenue of $1.3 million in the three and nine months ended March 31, 2015.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue was approximately $5.2 million for both three month periods ended March 31, 2016 and 2015, respectively. Collaboration and other revenue was approximately $18.8 million and $17.9 million for the nine months ended March 31, 2016 and 2015, respectively.

Collaboration and other revenue includes $900 thousand and $2.7 million for the three months and nine months ended March 31, 2016, respectively, for recognition of the amortized portion of the upfront payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. No comparable revenue was recognized in the prior three-month period as the Binimetinib Agreement was not effective. We are recording this revenue over a 22-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The remaining balance of this deferred revenue was $2.7 million at March 31, 2016.

Collaboration and other revenue for the nine months ended March 31, 2015 includes $1.8 million of revenue primarily related to reimbursable expenses under our previous Development and Commercialization Agreement with

Oncothyreon, which ended in December 2014 when we entered into a License Agreement with Oncothyreon that replaced the previous agreement. During three months ended December 31, 2015, we also terminated our agreement with Biogen. Revenue recorded from the Biogen agreement was $2.8 million for the nine months ended March 31, 2016.

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $0.9 million and $99.0 thousand, for the three months ended March 31, 2016 and 2015, respectively. License and milestone revenue was $2.0 million and $20.4 million, for the nine months ended March 31, 2016 and 2015, respectively.

The majority of the license and milestone revenue for the nine months ended March 31, 2016 relates to $1.1 million in revenue from Loxo, most of which resulted from a milestone payment earned in the second quarter of fiscal 2016. The majority of the license and milestone revenue for nine months ended March 31, 2015 relates to $20.0 million in revenue from Oncothyreon, which resulted from the license agreement entered into December 2014.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2016 vs. 2015		March 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Cost of partnered programs	$5,847	$12,140	$(6,293)	(52)%	$17,722	$37,415	$(19,693)	(53)%
Research and development for proprietary programs	48,802	11,817	36,985	313%	111,151	35,824	75,327	210%
General and administrative	8,406	8,187	219	3%	25,702	23,064	2,638	11%
Total operating expenses	$63,055	$32,144	$30,911	96%	$154,575	$96,303	$58,272	61%

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

The decrease in cost of partnered programs from approximately $12.1 million to $5.8 million for the three months ended March 31, 2015 and 2016, respectively, and from approximately $37.4 million to $17.7 million for the nine months ended March 31, 2015 and 2016, respectively, was attributable to the change in the recording of our costs associated with the development of binimetinib from research and development for proprietary programs to cost of partnered programs upon regaining the rights to binimetinib in March 2015.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2016 vs. 2015		March 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Salaries, benefits and share-based compensation	$4,942	$3,234	$1,708	53%	$14,397	$9,994	$4,403	44%
Outsourced services and consulting	41,143	6,010	35,133	585%	88,484	17,942	70,542	393%
Laboratory supplies	1,148	1,003	145	14%	3,705	3,147	558	18%
Facilities and depreciation	1,122	1,273	(151)	(12)%	3,170	3,704	(534)	(14)%
Other	447	297	150	51%	1,395	1,037	358	35%
Total research and development expenses	$48,802	$11,817	$36,985	313%	$111,151	$35,824	$75,327	210%

Research and development expenses for proprietary programs increased during the current three and nine month periods primarily due to the inclusion of costs related to clinical trials for binimetinib because, as discussed above, in the prior year periods, our development costs for binimetinib were included in cost of partnered programs. Additionally, we have incurred incremental research and development costs since regaining all development and commercialization rights to binimetinib and obtaining all development and commercialization rights to encorafenib in March 2015 related to transition costs for the Novartis-sponsored studies and new spending on both compounds. Additionally, we have a higher number of internal resources dedicated to work for binimetinib and encorafenib than in the three-month and nine-month periods of the prior year.

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

General and administrative expenses increased slightly, to approximately $8.4 million compared to $8.2 million, for the three months ended March 31, 2016 and 2015, respectively, and to approximately $25.7 million compared to $23.1 million, for the nine months ended March 31, 2016 and 2015, respectively.

The increase in general and administrative expenses during the three and nine month periods were primarily due to increases in legal related expenses, share-based compensation and recruiting and relocation expenses. Additionally, we incurred costs in the current period related to pre-launch marketing activities, with no similar costs being incurred during the same period of the prior year.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2016 vs. 2015		March 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Realized gain from marketable securities, net	$—	$6,402	(6,402)	(a)	$—	6,402	$(6,402)	(a)
Interest income	76	15	61	407%	167	36	131	364%
Interest expense	(2,743)	(2,577)	(166)	(6)%	(8,092)	(7,631)	(461)	(6)%
Total other income (expense), net	$(2,667)	$3,840	$(6,507)	169%	$(7,925)	$(1,193)	$(6,732)	(564)%
(a) Not meaningful.

Other income (expense) remained relatively constant between the three and nine month periods presented above primarily because there were no significant dollar changes to interest income and interest expense. Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to our term loan with Comerica Bank. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Long-term Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

With the exception of the prior fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2016, we had an accumulated deficit of approximately $776.4 million and we had a net loss of approximately $67.8 million for the nine months ended March 31, 2016. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities. We had net losses of approximately $85.3 million and $61.9 million for the fiscal years ended June 30, 2014 and 2013, respectively.

For the nine months ended March 31, 2016, our net cash used in operations was approximately $62.6 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. In August 2015, the Company amended its Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013 to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. There were net proceeds on sales of approximately $2.9 million and $35.3 million under the Sales Agreement during the nine months ended March 31, 2016 and 2015, respectively.
During the fiscal years ended June 30, 2015 and 2014 we received net proceeds of approximately $46.5 million and $73.4 million, respectively, from sales of our common stock under our sales agreement with Cantor Fitzgerald in an at-the-market offering. We also received net proceeds of approximately $128.0 million in June 2013 from an underwritten public offering of convertible debt and approximately $127.0 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we received an up-front cash payment of approximately $85.0 million as a result of the closing in March 2015 of the transactions under the Binimetinib Agreement and have received approximately $263.2 million from upfront fees and license and milestone payments since December 2009.

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

Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of March 31, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include up-front, royalty and/or milestone payments.

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be repaid by Novartis and AKP within three months or less.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	March 31, 2016	June 30, 2015	$ Change
Cash and cash equivalents	$62,458	$55,691	$6,767
Marketable securities – short-term	55,398	122,635	(67,237)
Marketable securities – long-term	540	496	44
Accounts receivable	62,921	6,307	56,614
Total	$181,317	$185,129	$(3,812)

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended March 31,
	2016	2015	$ Change
Cash flows provided by (used in):
Operating activities	$(62,628)	$21,472	$(84,100)
Investing activities	64,451	12,560	51,891
Financing activities	4,944	38,847	(33,903)
Total	$6,767	$72,879	$(66,112)

Net cash used in operating activities increased approximately $84.1 million between the comparable periods. The increase in net cash used in operating activities was mainly due to the increase in net loss of approximately $89.9 million. The increase in net loss was primarily offset by the net impact of an increase in accounts receivable of $41.2 million primarily resulting from the Novartis reimbursement arrangement, an increase in deferred revenue of $19.5 million primarily resulting from the proceeds from the Pierre Fabre license agreement and the reduction in the co-development liability of $21.6 million resulting from the termination of the Novartis license agreement in March 2015.

Net cash from investing activities increased $51.9 million due to proceeds from maturities and sales of investment securities outweighing our purchases of replacement securities during the current period, as compared to the prior year period where purchases exceeded maturities and sales of investment securities.

Net cash provided by financing activities decreased $33.9 million related to decreased common stock issuances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2016, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at March 31, 2016, we would expect future interest income to increase or decrease by approximately $0.6 million over the next 12 months based on the current balance of $55.2 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.5% on the Comerica debt as of March 31, 2016, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of March 31, 2016, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2016, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 4th day of May 2016.

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