Form 10-Q/A
period 2015-12-31
ARRAY BIOPHARMA INC
filed 2016-06-08
CIK 1100412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2015

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

Yes ☐ No ☒

As of June 6, 2016, the registrant had 143,444,155 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 is to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (the “Form 10-Q”) filed by Array BioPharma Inc., a Delaware corporation (“Array”), with the Securities and Exchange Commission (the “SEC”) on February 5, 2016.  Array is amending the Form 10-Q to file as Exhibit 10.1 hereto a redacted copy of the Amended and Restated Development and Commercialization Agreement dated December 2, 2015 (the “PF Agreement”) entered into by and between Array and Pierre Fabre Medicament SAS. The PF Agreement was the subject of a request for confidential treatment that Array has modified in response to comments from the staff of the Securities and Exchange Commission. The PF Agreement attached hereto as Exhibit 10.1 shall replace and supersede the redacted copy of the PF Agreement previously filed by Array as Exhibit 10.1 to the Form 10-Q. Additionally, in connection with the filing of this Amendment No. 1, Array is including new certifications of Array’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. Array is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

No modification or update to any of the other information or disclosures presented in the Form 10-Q is being made by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the date of the filing of the Form 10-Q on February 5, 2016 or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and Array’s other filings with the SEC.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARRAY BIOPHARMA INC.

Date: June 8, 2016	By: /s/ Dave Horin
Dave Horin
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1+	Amended and Restated Development and Commercialization Agreement dated December 2, 2015 by and between Array and Pierre Fabre Medicament SAS.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

+	Those portions of the agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (File No. 110-16633) filed February 5, 2016.