Form 10-K
period 2016-06-30
ARRAY BIOPHARMA INC
filed 2016-08-19
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2015, was $593,428,976, based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant's common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of August 15, 2016, the registrant had 145,022,564 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARRAY BIOPHARMA INC.
ANNUAL REPORT ON FORM 10-K

PART I

Array BioPharma Inc. and the Array BioPharma Inc. logo are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2016 refers to the fiscal year ended June 30, 2016.

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

ITEM 1.     BUSINESS

Our Business

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Five registration studies are currently advancing. These programs include three cancer drugs, binimetinib (MEK162), encorafenib (LGX818) and selumetinib (partnered with AstraZeneca).

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre	Phase 3
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3
ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2
ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1
GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
ARRY-382	CSF1R inhibitor for cancer		Phase 1

Binimetinib and Encorafenib
In March 2015, Array regained development and commercialization rights to binimetinib and acquired development and commercialization rights to encorafenib under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and the Asset Transfer Agreement with Novartis Pharma AG (collectively, the “Novartis Agreements”). Along with global ownership of both assets, Array received an upfront payment of $85.0 million from Novartis. We believe these programs present significant opportunities for Array in the area of oncology.

We have also entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which became effective in December 2015 (the "PF Agreement"), pursuant to which we granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array will retain its ownership rights. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreement became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis

Agreements. Further worldwide development activities of binimetinib and encorafenib will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (CRC) and melanoma.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We have also agreed to enter into a clinical and commercial supply agreement with Pierre Fabre pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in indications where needed.

Binimetinib and encorafenib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the recently initiated BEACON CRC trial (Binimetinib, Encorafenib And Cetuximab Combined to treat BRAF-mutant Colorectal Cancer) to study encorafenib in combination with binimetinib and cetuximab in patients with BRAF V600E-mutant colorectal cancer (BRAFm CRC).

COLUMBUS

COLUMBUS is a global Phase 3 study that compares binimetinib and encorafenib versus vemurafenib being conducted in BRAF-mutant melanoma patients. Array expects top-line results from the COLUMBUS (Part 1) study in the third quarter of 2016 and plans to submit a regulatory filing of binimetinib and encorafenib in 2017. COLUMBUS (Part 2) was designed to assess the contribution of binimetinib to the combination of binimetinib and encorafenib studied in COLUMBUS (Part 1). In October 2015, COLUMBUS (Part 2) achieved its target patient enrollment.

Activating BRAF mutations are present in approximately 50% of patients with metastatic melanoma. In two separate Phase 1/2 trials in this patient population, binimetinib plus encorafenib demonstrated encouraging clinical activity and an attractive tolerability profile, including low incidence of pyrexia, and little to no incidence of rash or photosensitivity.

BEACON
In June 2016, Array, Pierre Fabre and Merck KGaA, Darmstadt, Germany, jointly initiated the BEACON CRC trial. BEACON CRC is a randomized, open-label, global Phase 3 clinical trial designed to assess the safety and efficacy of binimetinib, encorafenib and Erbitux® (cetuximab), amonoclonal antibody, in comparison to Erbitux and irinotecan-based therapy in patients with BRAFm CRC who have previously received first- or second-line systemic therapy. The study includes a safety lead-in with approximately 30 patients.

With appropriate results from the lead-in, approximately 615 patients are expected to be randomized 1:1:1 to receive triplet therapy (binimetinib, encorafenib and Erbitux), doublet therapy (encorafenib and Erbitux) or the control arm (irinotecan-based therapy and Erbitux).

The primary endpoint of the trial is overall survival (OS) of the triplet therapy compared to the control arm. The secondary endpoints address efficacy of the doublet therapy compared to the control arm, and the triplet therapy compared to the doublet therapy. Other secondary endpoints include PFS, ORR, duration of response, safety and tolerability. Health related quality of life data will also be assessed.  The trial will be conducted at over 250 investigational sites in North America, South America, Europe and the Asia Pacific region. Patient enrollment is expected to be completed in 2018.

Array will act as the global sponsor of the study. Pursuant to the PF Agreement with Pierre Fabre, Pierre Fabre has elected to co-fund 40% of the cost of the BEACON CRC trial. Merck KGaA, Darmstadt, Germany, is the owner of Erbitux outside the United States and Canada, and will supply Erbitux to all trial sites outside the United States and Canada as part of the collaboration. If successful, results would support regulatory submissions for all three parties.

The BEACON trial was initiated following completion of a Phase 2 study of the combination of encorafenib and cetuximab, with or without alpelisib, a selective PI3K alpha inhibitor, in patients with advanced BRAF-mutant CRC. Array announced updated results from this trial in June 2016. Data from this study showed that median OS for these patients may exceed one year, which is more than double several historical published benchmarks for this population.

In the Phase 2 study, 102 patients with BRAF-mutant CRC who had progressed after one or more prior therapies were randomized to receive the doublet regimen of encorafenib and cetuximab (ENCO 200 mg PO QD and CETUX per label; n=50) or the triplet regimen of encorafenib, cetuximab and alpelisib (ENCO, CETUX and ALP 300 mg PO QD; n=52). The Phase 2 data for these treatment regimens showed promising clinical activity in patients:

•	Median OS was 12.4 and 13.1 months for the doublet and alpelisib-containing triplet regimens, respectively.

•	Median PFS was 4.2 and 5.4 months for the doublet and alpelisib-containing triplet regimens, respectively.

•	ORR was 22 percent and 27 percent for the doublet and alpelisib-containing triplet regimens, respectively.

•	Grade 3 or 4 adverse events occurred in greater than 10 percent of patients and included anemia, hyperglycemia and increased lipase.

Several historical published median PFS and median OS results after first-line treatment range from 1.8 to 2.5 months and four to six months, respectively, and published ORR from various studies in this population range between six percent to eight percent. The study showed that alpelisib added toxicity with only marginal additional activity, therefore the BEACON CRC trial utilizes binimetinib, a MEK inhibitor, in the triplet arm.

Colorectal cancer is the third most common cancer among men and women in the United States, with more than 134,000 new cases and nearly 50,000 deaths from the disease projected in 2016. In the United States, BRAF mutations occur in 8 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients.

NEMO
NEMO was a Phase 3 study that compared binimetinib versus dacarbazine in unresectable or metastatic NRAS-mutant melanoma patients. In June 2016, Array announced the submission of a New Drug Application (NDA) for binimetinib in patients with advanced NRAS-mutant melanoma to the U.S. Food and Drug Administration (FDA). We are planning for an Oncologic Drugs Advisory Committee (ODAC) meeting as part of the regulatory process. Array is also currently preparing for an Application Orientation Meeting (AOM) with the FDA in September 2016, which we expect will include a discussion of the NDA package including clinical risk / benefit.

Activating NRAS mutations are present in approximately 20% of patients with metastatic melanoma, and have been a poor prognostic indicator for these patients. Treatment options for this population remain limited beyond immunotherapy (PD-1, CTLA4), therefore, if approved, binimetinib could represent an important additional therapy for these patients.

The NDA submission is based on results of the NEMO study, which found binimetinib extended median PFS, the study's primary endpoint, as compared with dacarbazine. In the NEMO study, binimetinib extended median PFS at 2.8 months, as compared with 1.5 months observed with dacarbazine [hazard ratio (HR)=0.62 (95% CI 0.47-0.80), p<0.001] in patients with advanced NRAS-mutant melanoma. In the pre-specified subset of patients who received prior treatment with immunotherapy, including ipilimumab, nivolumab or pembrolizumab, patients who received binimetinib experienced 5.5 months of median PFS (95% CI, 2.8-7.6), compared with 1.6 months for those receiving treatment with dacarbazine (95% CI, 1.5-2.8). While the results in the pre-specified sub-group of patients who had received prior treatment with immunotherapy are of interest, interpretation beyond overall consistency with the primary result should be made with care. Array anticipates that the primary consideration for marketing approval will be the results for the primary endpoint of the trial.

In addition to improving PFS, binimetinib also demonstrated significant improvement in certain secondary endpoints, ORR and disease control rate (DCR). While there was no statistically significant difference demonstrated in overall survival, the numerical trend in median overall survival (mOS) favored the binimetinib arm.

•	Confirmed ORR was 15 percent (95% CI, 11-20 percent) in patients receiving binimetinib vs. 7 percent (95% CI, 3-13 percent) in patients receiving dacarbazine.

•	DCR for patients receiving binimetinib was 58 percent (95% CI, 52-64 percent) vs. 25 percent (95% CI, 18-33 percent) for patients receiving dacarbazine.

•	mOS was estimated at 11.0 months in patients receiving binimetinib vs. 10.1 months for patients treated with dacarbazine [(HR) = 1.0 (95% CI 0.75-1.33), p=0.499].
Under the NEMO protocol, and in accordance with accepted statistical practice, the subgroup analyses of OS were not conducted, as such analysis is formally conducted only if the key secondary endpoint of OS reached statistical significance.
Binimetinib was generally well-tolerated and the adverse events (AEs) reported were consistent with previous results in NRAS-mutant melanoma patients. Grade 3/4 AEs reported in greater than or equal to 5 percent of patients receiving binimetinib included increased creatine phosphokinase (CPK) and hypertension.
The NEMO results were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Congress in June 2016.

MILO
On April 1, 2016, we announced our decision to discontinue the MILO study, a Phase 3 trial of binimetinib for the treatment of patients with low grade serous ovarian cancer. The decision to stop the study was made after a planned interim analysis showed that the Hazard Ratio for Progression Free Survival (PFS) crossed the predefined futility boundary.

Selumetinib
AstraZeneca continues to advance selumetinib in two registration trials: a trial in patients with neurofibromatosis type 1 and the ASTRA trial in patients with differentiated thyroid cancer. AstraZeneca estimates top-line results from both trials in 2017. In August 2016, AstraZeneca announced results from the Phase 3 SELECT-1 trial of selumetinib in combination with docetaxel chemotherapy as 2nd-line treatment in patients with KRAS mutation-positive locally-advanced or metastatic non-small cell lung cancer. The results showed that the trial did not meet its primary endpoint of progression-free survival and selumetinib did not have a significant effect on overall survival. The adverse event profiles for selumetinib and docetaxel were consistent with those seen previously.

ARRY-797
Array is conducting a 12-patient Phase 2 study to evaluate the effectiveness and safety of ARRY-797 in patients with LMNA A/C-related DCM, a serious, genetic cardiovascular disease. By age 45, approximately 70% of patients with LMNA A/C-related DCM will have died, suffered a major cardiac event, or will have undergone a heart transplant. The primary endpoint of the trial is mean change in 6-minute walk test (6MWT) at 12 weeks relative to baseline. Data from the trial showed that ARRY-797 exceeded benchmarks set by a number of drugs for rare diseases that have recently been approved on the basis of the 6MWT as a primary endpoint. Secondary endpoints in the ARRY-797 trial, including changes in N-Terminal pro-Brain-derived Natriuretic Peptide (NT-proBNP, a serum biomarker of heart failure severity), and patient reported outcomes, are directionally consistent with the primary endpoint. Enrollment in this trial is complete. Data for patients followed through 48 weeks suggest a durable effect. Results with additional patient follow-up will be presented at the European Society of Cardiology on August 30, 2016. Taken together, the data to date suggest a path forward for this program, and Array has met with regulators to discuss the design of a study that could be the basis for marketing approval.

ARRY-382
In July 2016, Array initiated a Phase 1/2 dose escalation immuno-oncology trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a Programmed Cell Death Receptor 1 (PD-1) antibody, in patients with advanced solid tumors. ARRY-382 is a wholly-owned, potent, highly selective, small-molecule inhibitor of CSF-1R kinase activity.

The study will enroll up to 18 patients with selected advanced solid tumors to determine the maximum tolerated dose and/or recommended Phase 2 dose of the combination. In addition, the safety profile, pharmacodynamic effects, and preliminary assessment of activity of the combination will be assessed. With appropriate results, Array has the option to advance the combination into expansion cohorts of patients with metastatic melanoma or advanced non-small cell lung cancer (NSCLC).

Results from a prior Phase 1 study designed to assess the safety, pharmacokinetics and pharmacodynamics of ARRY-382 for treating patients with cancer have been presented and a dose and schedule that demonstrates target engagement based on multiple pharmacodynamic biomarkers was identified for further study.

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

On March 31, 2016, we announced a strategic collaboration with Asahi Kasei Pharma Corporation (AKP) to develop and commercialize select preclinical Tropomyosin receptor kinase A (TrkA) inhibitors, including Array-invented ARRY-954, for pain, inflammation and other non-cancer indications. We received a $12.0 million up-front payment in April 2016 and may receive up to $63.5 million in additional development and commercialization milestone payments, including up to double-digit royalties on future sales. We will retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retain full rights to cancer indications for all compounds excluding those being developed by AKP.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Our significant clinical stage partners include:

•
ASLAN – We entered into a Collaboration and License Agreement with ASLAN in July 2011 to develop Array's pan-HER inhibitor, Varlitinib/ASLAN001/ARRY-543, which is currently in Phase 1 and 2 clinical trials in patients with gastric cancer, breast cancer or cholangiocarcinoma.

•
AstraZeneca – In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca under which AstraZeneca received a license to three of our MEK inhibitors for cancer, including selumetinib, which is currently in numerous clinical trials, including two registration trials.

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

•
Roche Holding AG – We entered into a Drug Discovery Collaboration Agreement with InterMune in 2002, which resulted in the joint discovery of ASC08 / danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche Holding AG acquired ASC08 from InterMune in 2010 and partnered with Ascletis in 2013 to advance the program in greater China. Ascletis has recently advanced ASC08 in Phase 3 clinical trials in China .

•
Cascadian Therapeutics (previously named Oncothyreon) – We entered into a Development and Commercialization Agreement with Cascadian Therapeutics in May 2013, to collaborate on the development and commercialization of ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer. In December 2014, we granted Cascadian Therapeutics an exclusive license to develop, manufacture and commercialize ONT-380. The License Agreement replaces the 2013 agreement. Cascadian Therapeutics is continuing development of ONT-380 in a defined set of proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

•
Loxo – We entered into a Drug Discovery Collaboration Agreement with Loxo in July 2013 and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase, or Trk, family of receptors, including LOXO-101, which is currently in a Phase 2 clinical trial.

•
VentiRx – We entered into a Collaboration and License Agreement with VentiRx in February 2007 and granted VentiRx exclusive worldwide rights to certain molecules from our Toll-Like Receptor, or TLR, program, including VTX-2337, which is currently in Phase 2 clinical trials.

Business History

We have received a total of $863.0 million in research funding and in up-front and milestone payments from partners from inception through June 30, 2016, including $216 million in initial payments from strategic agreements we entered into over the last seven years. We received an up-front cash payment of $85 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30 million in January 2016 from Pierre Fabre. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 13 partnered clinical and discovery programs.

Our Strategy

We are building a fully-integrated, commercial-stage biopharmaceutical company that discovers, develops and anticipates marketing small molecule drugs to treat patients afflicted with cancer. We intend to accomplish this through the following strategies:

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

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Our largest or most advanced clinical stage collaborations currently include our agreements with ASLAN, AstraZeneca, Cascadian Therapeutics, Genentech, Loxo, InterMune/Roche, Pierre Fabre and VentiRx. Under our current partnered programs, our involvement in the development or research phase has ended, but we retain the right to receive clinical, regulatory and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research collaborations with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these collaborations, we also perform process research and development and clinical development.

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

1. AstraZeneca — Selumetinib — MEK Program

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications which we invented during the collaboration for oncology indications. AstraZeneca continues to advance selumetinib in two registration trials: a registration trial in patients with neurofibromatosis type 1 and the ASTRA trial in patients with differentiated thyroid cancer. AstraZeneca estimates top-line results from both trials in 2017. In August 2016, AstraZeneca announced results from the Phase 3 SELECT-1 trial of the MEK 1/2 inhibitor, selumetinib, in combination with docetaxel chemotherapy as 2nd-line treatment in patients with KRAS mutation-positive locally-advanced or metastatic non-small cell lung cancer. The results showed that the trial did not meet its primary endpoint of progression-free survival and selumetinib did not have a significant effect on overall survival. The adverse event profiles for selumetinib and docetaxel were consistent with those seen previously.

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

2. InterMune (program now owned by Roche) — ASC08 / Danoprevir Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a Drug Discovery Collaboration Agreement with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered ASC08 / danoprevir, which has recently entered Phase 3 in China . At this time, Ascletis is conducting all clinical development for danoprevir. In October 2010, Roche expanded its portfolio of investigational medicines for HCV through the purchase of ASC08 from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. Under the terms of Array's collaboration agreement with InterMune, InterMune has an obligation to make milestone payments to us based on the selection and progress of ASC08, as well as royalties on commercial sales of ASC08. To date, we have received $1.7 million in milestone payments and have the potential to earn an additional $7.5 million if all clinical and commercialization milestones for ASC08 are achieved under the agreement.

3. ASLAN — Varlitinib/ASLAN001/ARRY-543 — Pan-HER Program

In July 2011, we entered into a Collaboration and License Agreement with ASLAN to develop Array's pan-HER inhibitor, Varlitinib/ASLAN001/ARRY-543, which is currently in Phase 2 development in patients with gastric cancer, breast cancer or cholangiocarcinoma in Asia. Varlitinib is an oral HER2/EGFR inhibitor, and has shown clinical activity in both HER2-positive and EGFR-positive tumors. Under the agreement, ASLAN is funding and developing Varlitinib through clinical proof-of-concept. Upon achievement of proof-of-concept, ASLAN will identify a global partner for Phase 3 development and commercialization. Array will share a significant portion of the proceeds of such partnering transaction.

The agreement with ASLAN will remain in effect for two years after conclusion of the initial development plan, unless ASLAN has entered into a license agreement with a third party for the further development and commercialization of the program, in which case the agreement shall remain in force and effect. Either party may terminate the agreement prior to expiration of the term following breach of the agreement by the other party. ASLAN is responsible for diligently advancing development of Varlitinib under an agreed-upon development plan.

Gastric cancer is a major public health problem in East Asia. Patients with locally advanced, metastatic or recurrent disease have a poor prognosis, with an overall median survival of approximately 11 months. EGFR and HER2 receptors are commonly overexpressed together in gastric cancer. Data from pivotal studies of Herceptin® (trastuzumab), indicate that the activity of this drug is limited to the subset of patients whose disease has amplified copies of the HER2 gene. We believe Varlitinib has the potential to augment or supersede the activity of Herceptin in this population, and in the broader population of gastric cancers that co-express both EGFR and HER2 receptors.

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

Genentech is advancing one collaborative drug, ipatasertib, an AKT inhibitor, in multiple Phase 2 trials. In addition, Genentech is advancing a second collaborative drug, GDC-0994, an ERK inhibitor, in Phase 1 in patients with locally advanced or metastatic solid tumors.
5. Genentech — GDC-0575 — Checkpoint kinase 1, or Chk-1, Inhibitor Program

In August 2011, Array and Genentech entered into a License Agreement for the development of each company's small-molecule Chk-1 program in oncology. The programs included Genentech's compound GDC-0425 (RG7602) and Array's compound GDC-0575 (previously known as ARRY-575), both of which are in Phase 1 . Under the terms of the agreement, Genentech is responsible for all clinical development and commercialization activities. Array received an up-front payment of $28 million and is eligible to receive clinical and commercial milestone payments up to $380 million and up to double-digit royalties on sales of any resulting drugs. The agreement will remain in effect until Genentech's obligations to make milestone or royalty payments have passed or expired.

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

In 2014, Genentech selected GDC-0575 over GDC-0425 to advance into further clinical trials. Genentech is continuing a Phase 1 multiple ascending dose trial to evaluate GDC-0575 alone and in combination with Gemzar® (gemcitabine) in approximately 100 patients with refractory solid tumors or lymphoma.

6. Lilly — Prexasertib/LY2606368 — Chk-1 Inhibitor Program

In 1999 and 2000, Array entered into collaboration agreements involving small-molecule Chk-1 inhibitors with ICOS Corporation. LY2603618 and prexasertib resulted from the collaboration between Array and ICOS. Eli Lilly and Company acquired ICOS in 2007. Array received a $250 thousand milestone payment after the first patient was dosed with LY2603618 in a Phase 1 clinical trial in early 2007. The agreements provided research funding, which has now ended. Array achieved a $125 thousand milestone payment after the first patient was dosed with prexasertib in a Phase 1 clinical trial in early 2010. Array is entitled to receive additional milestone payments totaling $3.5 million based on Lilly's achievement of clinical and regulatory milestones with the molecules.

While there is currently one on-going LY2603618 Phase 1 clinical trial in cancer, Lilly has communicated that it does not intend to pursue further development of the drug. Prexasertib is being studied in multiple Phase 1 or 2 trials for cancer.

7. VentiRx — Motolimod/VTX-2337 — TLR Program

In February 2007, we entered into a Collaboration and License Agreement with the privately-held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our TLR program. The program contains a number of compounds targeting TLRs to activate innate immunity, including motolimod/VTX-2337, which is currently in Phase 2. We received equity in VentiRx, as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $2.6 million in milestone payments and have the potential to earn an additional $56 million if VentiRx achieves the remaining clinical and commercial milestones under the agreement. See Note 1 — Overview, Basis of Presentation and Summary of Significant Accounting Policies — Equity Investment to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

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

8. Cascadian Therapeutics — ONT-380/ARRY-380 — HER2 Inhibitor Program

In May 2013, we entered into a Development and Commercialization Agreement with Cascadian Therapeutics (formerly Oncothyreon Inc.) to collaborate on the development and commercialization of ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer, currently in Phase 2. Under the terms of the agreement, Cascadian Therapeutics paid Array a one-time up-front fee of $10 million.

In December 2014, we granted Cascadian Therapeutics an exclusive license to develop, manufacture and commercialize ONT-380 pursuant to a License Agreement that replaced the 2013 agreement. As part of the License Agreement, Cascadian Therapeutics paid Array $20 million as an up-front fee. In addition, Cascadian Therapeutics will pay Array a material percentage of any payments received from sublicensing ONT-380 rights. If Cascadian Therapeutics is acquired within three years of the effective date of the License Agreement, Array will be eligible for up to $280 million in commercial and other milestone payments. Array is also entitled to receive up to a double-digit royalty based on net sales of ONT-380.

The License Agreement will expire on a country-by-country basis on the later of 10 years following the first commercial sale of the product in each respective country or expiration of the last to expire patent covering the product in such country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by Cascadian Therapeutics on 180 days' notice to Array. Cascadian Therapeutics and Array have also agreed to indemnify the other party in specified circumstances.

9. Loxo — LOXO-101 — PanTrk Inhibitor Program

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo which was subsequently amended in November 2013, April 2014, October 2014, March 2015 and February 2016. It granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds including LOXO-101, which is currently in Phase 1 and Phase 2 clinical trials.
Under the terms of the amended agreement, Loxo is funding further discovery and preclinical programs to be conducted by Array, including LOXO-195 (a next-generation selective PanTRK inhibitor), RET and FGFR programs .  The most recent amended agreement extended the term through September 2017, with Loxo retaining an option to extend the term for up to one additional year. Loxo is responsible for all additional preclinical and clinical development and commercialization.
Array receives advance payments for the preclinical research and other services that Array is providing during the term of the discovery program. To date, we have earned $2.0 million in milestone and other upfront payments and have the potential to earn up to approximately (i) $221 million with respect to products related to TRK, including LOXO-101 and its backup compounds, and (ii) $213 million with respect to product candidates directed to targets other than TRK, if Loxo achieves additional clinical, regulatory and sales milestones plus royalties on sales of any resulting drugs.
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

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2016, in the U.S. there will be an estimated 1.7 million new cases of cancer in 2016 and nearly 600 thousand cancer-related deaths. The five-year relative survival rate for all cancers diagnosed between 2003 and 2009 is 68%, up from 49% in 1975-1977. The improvement in survival reflects both progress in diagnosing certain cancers at an earlier stage and improvements in treatment.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2016 by major cancer types of interest to Array:

	Estimated 2016
Type of Cancer	New Cases	Deaths

Lung	224,390	158,080
Breast	249,260	40,890
Colorectal	134,490	49,190
Melanoma	76,380	10,130
Thyroid	64,300	1,980
Pancreas	53,070	41,780
Ovarian	22,280	14,240
Stomach	26,370	10,730
Myeloma	30,330	12,650
Gallbladder and Other Biliary	11,420	3,710
	892,290	343,380

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

Melanoma (Binimetinib — MEK inhibitor and Encorafenib — BRAF inhibitor)

Melanoma is the deadliest form of skin cancer. The number of new malignant melanoma cases has been increasing substantially over the past 30 years and at a rate that is among the fastest growing of any human cancer. According to the American Cancer Society, the estimated new cases and deaths from melanoma in the U.S. in 2016 are approximately 76 thousand and 10 thousand, respectively. Prognosis is heavily dependent upon stage of the disease. The outlook for patients with metastatic disease is poor, with a five-year survival rate of approximately 16%.

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

As MEK inhibitors target the RAS/RAF/MEK/ERK pathway, which is activated with BRAF mutation, they may also have the potential for activity not only in patients with BRAF-mutant melanoma, but also in patients with tumors that harbor mutations in the NRAS gene, who currently have no adequate treatment option and poor prognosis. Data on binimetinib from the Phase 3 NEMO trial of patients with NRAS mutated advanced melanoma was presented at the 2016 ASCO Annual Meeting. This trial randomized both treatment naïve patients and patients who had been treated with prior immunotherapy to binimetinib or DTIC control. Binimetinib showed statistically significant improvements in PFS over patients treated with DTIC. This is the first targeted therapy to show activity in patients with NRAS mutated melanoma. Based on this data, Array submitted a marketing application to the FDA in June 2016. In addition, the COLUMBUS trial compares binimetinib in combination with encorafenib to encorafenib as monotherapy and to vemurafenib as monotherapy in patients with newly-diagnosed BRAF inhibitor naïve, BRAF V600E or V600K mutant advanced, unresectable or metastatic melanoma.

Colorectal Cancer (Binimetinib - MEK inhibitor and Encorafenib - BRAF inhibitor)

Colon and rectal cancer together represent the third most common cancer in both men and women, with approximately 134,000 new cases expected to be diagnosed in the US in 2016. Although incidence rates have been decreasing over the past 30 years due to increased screening and decreases in certain risk factors, colorectal cancer remains the third leading cause of cancer death and is expected to claim approximately 49,000 lives in 2016. The majority of patients are diagnosed in advanced stages of disease, and 5- and 10-year survival rates are approximately 65% and 58% of advanced-stage patients.

Treatment for patients diagnosed with localized disease centers around surgery, with or without adjuvant or neoadjuvant chemotherapy regimens. Advanced or metastatic colorectal cancer is managed through the use of chemotherapy or monoclonal antibodies targeted against the EGFR or VEGF signaling pathways. The EGFR surface protein is overexpressed in approximately 40-80% of CRC tumors, and the EGFR-targeted therapies Erbitux (cetuximab) and Vectibix (panitumumab) are FDA-approved for use in CRC patients. However, EGFR overexpression is not predictive of treatment efficacy, and only approximately 10-20% of CRC patients respond to EGFR-directed therapies. Targeting VEGF through the use of Avastin (bevacizumab) or Cyramza (ramucirumab) is also an available treatment modality. However, despite use of these targeted agents against EGFR and VEGF, there remains high unmet need for additional therapies that target additional mutations in CRC patients.

Targeting the MAPK pathway downstream of EGFR is an emerging area of interest in the CRC therapeutic landscape. Patients with mutations in NRAS and KRAS and patients with BRAF mutations have shown decreased sensitivity to EGFR inhibitors. Prior studies in patients with BRAF-mutated disease have demonstrated PFS and OS ranging from 1.8 to 2.5 months and 4 to 6 months, respectively, and response rates to EGFR-targeted therapy ranging from 6-8%.

BRAF mutations, which are present in 8-15% of CRC patients, confer a poor prognosis and thus this patient population has a high unmet need for additional targeted therapies. Overall, with the addition of new treatment options to address existing and emerging biomarkers, the total CRC market is forecast to grow from $7.0B in 2014 to $7.6B in 2023.

Array, in partnership with Pierre Fabre and Merck KGaA, has initiated the Phase 3 BEACON CRC trial to evaluate binimetinib and ecorafenib in combination with Erbitux in patients with BRAF-mutated metastatic CRC who have progressed on first-line systemic therapy. Patients are to be randomized to receive the triplet therapy, doublet therapy of encorafenib and Erbitux, or an Erbitux and chemotherapy control arm. OS of the triplet therapy compared with the control arm will be evaluated as the primary endpoint; PFS, ORR, DOR, safety and tolerability are secondary endpoints. Enrollment is projected to complete in 2018.

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

Thyroid Cancer (Selumetinib — MEK inhibitor)

Thyroid cancer has become the fastest-increasing cancer in the U.S. with estimates of approximately 64 thousand new cases and approximately 2,000 deaths in 2016. The rapid increase in incidence rates is thought to be largely due to increased and earlier detection. Thyroid cancer strikes relatively young patients, with 80% of newly diagnosed thyroid cancers occurring in patients younger than 65, and 3 out of 4 cases occurring in women.

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

Multiple Myeloma (MM), or Myeloma (Filanesib — KSP inhibitor)

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

MM is the second most common hematologic malignancy, and treatments garner significant sales due to the cost of treatment regimens and relatively long life expectancies of patients. Despite advances in therapy over the last decade, it remains an incurable, fatal disease in nearly all patients. It primarily afflicts the elderly with median age at diagnosis of 68 for men and 70 for women in the U.S. The annual incidence of newly-diagnosed MM patients is approximately 48 thousand in the seven major global markets (U.S., France, Germany, Italy, Spain, the U.K. and Japan) with approximately 30 thousand in the U.S for 2016. Survival has increased in recent years to approximately five years for patients able to undergo stem cell transplant in combination with high-dose targeted drug therapy. There were over 89 thousand patients with MM in the U.S. in 2012.

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

Filanesib targets KSP, a novel mechanism of action in MM, distinct from the approved proteasome inhibitors and IMiDs. Preclinically, filanesib showed significant single-agent activity in disease models resistant to standard-of-care drugs. Furthermore, filanesib was active in vivo in preclinical MM models, and demonstrated synergy with proteasome inhibitors and IMiDs, suggesting the potential to combine filanesib with these standard-of-care therapies. In clinical trials, filanesib has shown single-agent activity in heavily pretreated patients; it is one of the few non-IMiD or proteasome inhibitor drugs to show single-agent activity in this patient population. Filanesib has also shown clinical activity in MM patients when combined with dexamethasone, Kyprolis or Velcade in disease refractory to Revlimid and Velcade. This clinical activity supports the potential for further development of filanesib in patients refractory to other therapies. Given Array's significant opportunity with the Phase 3 binimetinib and encorafenib programs across a number of cancer indications, Array currently has no plans to initiate additional trials with Filanesib.

Research and Development for Proprietary Drug Discovery

Our primary research efforts during fiscal 2016 were focused on development of our oncology programs. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2016, 2015 and 2014, we spent $160.7 million, $54.4 million and $49.8 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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

Process Research, Development, Formulation and Manufacturing

In June 2015, we entered into an Asset Purchase Agreement with Accuratus Lab Services, Inc., where Accuratus acquired Array’s chemistry, manufacturing and controls activities. This group continues to provide expert support to Array’s drug discovery and development programs. Their capabilities include formulations, physical form characterization and aspects of clinical supply manufacturing. Array also utilizes other service providers for its Process Research, Development, Formulation and Manufacturing needs.
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

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. The FDA has granted orphan drug designation for the following products for the identified intended uses: (i) filanesib for use in treating MM in May 2014; (ii) ARRY-797 for use in treating LMNA-DCM in May 2014; (iii) binimetinib for use in treating LGSOC in July 2014; (iv) binimetinib for use in treating stage IIB-IV melanoma in November 2013; and (v) binimetinib and encorafenib for treatment of stage IIB-IV melanoma that is positive for BRAF mutation in November 2013. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

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
Privacy

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. Our clinical research efforts are not directly regulated by HIPAA. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA In addition, we and our partners may be directly subject to certain data protection laws and regulations (i.e., laws and regulations that address privacy and data security).

In the U.S., numerous federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act). International data protection laws including the European Union, or EU, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (the EU Data Protection Directive) may apply to some or all of the clinical data obtained outside of the U.S. The EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it will no longer be possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In addition, data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. In February 2016, the European Commission announced an agreement with the U.S. Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling invalidating safe harbor by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. U.S. companies are able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to any personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Additional provisions of the Healthcare Reform Act may negatively affect our revenues from products that we or our partners commercialize in the future. For example, as part of the Healthcare Reform Act's provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, manufacturers of branded prescription drugs are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this coverage gap. Medicare Part D is a prescription drug benefit available to all Medicare beneficiaries. It is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries. The Healthcare Reform Act also makes changes to the Medicaid Drug Rebate Program, discussed in more detail below, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate Program under the Health Reform Act. These regulations became effective on April 1, 2016.

Many of the Healthcare Reform Act's most significant reforms did not take effect until 2014 or thereafter, and the resulting new programs and requirements will continue to evolve in the next few years. Some states have chosen not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. In part because not all states have expanded their Medicaid programs, it is unclear whether there will be more uninsured patients than anticipated when Congress passed the Healthcare Reform Act. For each state that has opted not to expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact the future sales of any products that are commercialized in the future and our business and results of operations.

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
The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. HRSA issued a proposed regulation in 2015 regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA has indicated it plans to issue the final regulation regarding these topics in 2016. HRSA in 2015 also released proposed omnibus guidance that addresses many aspects of the 340B program. HRSA has indicated it plans to release the omnibus guidance in final form in 2016. HRSA recently issued a proposed regulation regarding an administrative dispute resolution process for the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or otherwise expand the 340B program.
Federal law also requires that for a drug manufacturer’s products to be eligible for payment with federal funds under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must list their covered (innovator) drugs on an FSS contract and charge no more than Federal Ceiling Price, or FCP, to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which manufacturers must submit quarterly and annually. In addition, if our products become available in the retail pharmacy setting when they are commercialized, we would be required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers. To the extent we choose to participate in these government healthcare programs, these and other requirements may affect our ability to profitably sell any product candidate for which we obtain marketing approval.

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

Anti-Kickback Laws

The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any health care item or service reimbursable under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as any third-party payors, including commercial payors.

False Claims Act

The federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the federal civil False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that the customer would bill federal programs for the product, or inflating prices report to private price publication services used to set drug reimbursement rates under federal healthcare programs. In addition, the Healthcare Reform Act amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement, which will increase to a range of $10,781 to $21,563 for violations after November 2, 2015, and assessed after August 1, 2016. Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. They may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical companies also are subject to other federal false claim laws, including laws that impose criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

Physician Payment Sunshine Act

The federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other ‘‘transfers of value’’ made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners.

Analogous State and Foreign Laws

The majority of states also have statutes or regulations similar to the federal laws described above, including state anti-kickback and false claims laws. These state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, a number of states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities, or require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Outside the U.S., we are subject to similar regulations in those countries where we market and sell products.

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

We own or have license rights under issued patents covering encorafenib and related molecules, as well and their equivalent counterparts in dozens of countries. These patents include composition of matter, method of treatment and combination therapy claims, which will expire on various dates in 2031. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for encorafinib to at least 2036 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2036. Additionally, other patent applications are directed to methods of using encorafenib, combination therapies and formulations, which, if issued, have expiration dates between 2032 and 2034, excluding any patent term adjustment.

We have issued patents covering ARRY-797 and related molecules and their equivalent counterparts in dozens of countries. These patents include composition of matter and method of treatment claims, which will expire on various dates in 2023. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for ARRY-797 to at least 2028 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2028.

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

Employees

As of June 30, 2016, we had 177 full-time employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

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

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents and marketable securities as of June 30, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

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

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $801.4 million. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

We may not receive royalty or milestone revenue under our collaboration and license agreements for several years, or at all.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. Several of our collaboration and license agreements provide for payments on achievement of development or commercialization milestones and for royalties on product sales. However, because none of our drug candidates has been approved for commercial sale, many of our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided for in our collaboration and license agreements and we do not expect to receive any royalty revenue for several years, if at all. Similarly, drugs we select to commercialize ourselves or partner for later stage co-development and commercialization may not generate revenue for several years, or at all.

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

We expect to continue to spend significantly on our proprietary drug candidates.

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company, in particular following our acquisition of binmetinib and encorafenib in March 2015. We have built our clinical and discovery programs through spending $885.4 million from our inception through June 30, 2016, including our investment in binimetinib while co-developed with Novartis which we subsequently reacquired pursuant to the Binimetinib Agreement.  In fiscal 2016, we spent $160.7 million in research and development for proprietary programs, compared to $54.4 million and $49.8 million for fiscal years 2015 and 2014, respectively. We expect to continue to spend significant funds on further development of our proprietary programs. Our proprietary programs are in development and are unproven. Thus, despite significant spending on the development of our proprietary programs, the drugs may not be approved for marketing and sale or, even if approved, may not result in a commercially successful drug or provide the expected return on our investment. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs and on our ability to raise additional funds through sales of our equity securities or issuance of debt.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.
Our liquidity depends in part on our ability to enter into license agreements that include up-front milestone and/or royalty payments. We have 12 ongoing partner-funded clinical programs, and we plan to continue initiatives to partner select clinical and preclinical stage programs to obtain additional capital or fund further development. We may not be successful, however, in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promotion rights, as a result of factors, many of which are outside of our control. These factors include:

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

In June 2013, we issued $132.3 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020, or the 2020 Notes, to investors pursuant to an effective shelf registration statement filed with the SEC. Interest is payable on the 2020 Notes semi-annually and the 2020 Notes mature on June 1, 2020, unless redeemed or converted prior to that date. In addition, if an event considered a Fundamental Change under the 2020 Notes occurs, holders of the 2020 Notes may require us to purchase for cash all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. As of June 30, 2016, all $132.3 million principal amount of the 2020 Notes remained outstanding. We also have a term loan outstanding with Comerica Bank under which $14.6 million is outstanding as of June 30, 2016.

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

Our capital requirements could significantly increase as internal spending on our proprietary programs increases.

We believe that the maximum value for certain proprietary drug candidates is best achieved by retaining the rights to develop and commercialize the candidate and not seeking a partner or by waiting until later in the development process to seek a partner to co-develop and commercialize or co-promote a product. It is difficult to predict which of our proprietary programs are likely to yield higher returns if we elect to develop them further before seeking a partner or to not seek a partner at all as a result of many factors, including the competitive position of the product, our capital resources, the perceived value among potential partners of the product and other factors outside of our control. Therefore, we expect to continue to fund, solely or primarily at our expense, further development, clinical trials, manufacturing and marketing activities for promising proprietary candidates and that our spending on these activities will increase as the programs are developed further and near regulatory approval. However, these efforts may not result in a greater return to Array than if we had chosen to out-license those programs. In addition, we may choose not to out-license certain of our proprietary programs if we are unable to do so on terms that are favorable to us. As a result, our requirements for capital could increase significantly. We may be unable to raise additional required capital to fund this additional development on favorable terms, or at all, however, or we may be required to substantially reduce our development efforts, which would delay, limit or prevent our ability to commercialize and realize revenue from our drug candidates.

Because we rely on a small number of partners for a significant portion of our revenue, if one or more of our major partners terminates or reduces the scope of its agreement with us, our revenue may significantly decrease.

A relatively small number of partners account for a significant portion of our revenue. Novartis, Loxo and Cascadian Therapeutics accounted for 81%, 9% and 0% and 16%, 18% and 42%, respectively, of our total revenue for fiscal 2016 and 2015, respectively. We expect that revenue from a limited number of partners, including Novartis, Pierre Fabre, and Loxo will account for a large portion of our revenue in future quarters. In general, our partners may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons or no reason, which would eliminate future milestone or royalty revenue under the collaboration. In addition, certain of our partners do not generate revenue or sufficient revenue to cover their operating expenses and their ability to continue to fund milestone and other payments under our agreements with them depends on their ability to raise funds through the issuance of debt or equity securities or from other sources. To the extent such funding is not available to these partners when needed, they may not be able to fund their obligations to us and we would therefore not realize revenue when anticipated or at all under our agreement with them.

If our drug discovery and development programs do not progress as anticipated, our revenue, stock price and the value of the 2020 Notes could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when patient enrollment will commence or be complete, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by Array or our partners may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for and the rate of patient enrollment in, clinical trials and the development priorities of our partners. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our partners concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our partners do not achieve milestones when anticipated, or if our partners choose to terminate a program, we may not achieve our planned revenue, our expenses could be higher than anticipated and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 177 full-time employees as of June 30, 2016, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new partners and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel. In addition, we periodically review our existing workforce in light of the current and anticipated needs of our business and may make strategic changes to its size and scope in an effort to use our capital more efficiently.

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

As a result of the asset transfer agreements with Novartis, which include the reimbursement by Novartis of significant costs incurred by the Company , we anticipate recording significant accounts receivable from Novartis on a monthly basis. If the Company is unable to collect its accounts receivable from Novartis in full and on a timely basis, there could be a negative impact on our liquidity and results of operations.

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

Delays in the commencement or completion of clinical testing of our products or products of our partners, including any Phase 3 or pivotal trials for binimetinib and/or encorafenib, selumetinib (partnered with AstraZeneca) and danoprevir (partnered with Intermune/Roche Holding AG), could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to the ability of Array or our partners to do the following:

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

The development and commercialization of drug candidates with our partners and through our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. For example, following our submission of an NDA for binimetinib in NRAS-mutant melonoma, we are planning for an ODAC meeting and preparing for an Application Orientation meeting with the FDA, which may result in requests for additional information from the FDA. We may also experience other delays in obtaining regulatory review or approval or receive a determination from the FDA not to approve binimetinib in this indication. For a drug candidate that requires a companion diagnostic test, we may not be able to obtain approval for the drug if the FDA does not approve or clear its corresponding companion diagnostic test. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our partners may decide to repeat or redesign a trial or discontinue development of a drug candidate.

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

Even if regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing, sale, import and export of these drugs will be subject to strict and ongoing regulation. If we, our partners, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; seek other monetary or injunctive remedies; or impose civil or criminal penalties.

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

REMS may include costly risk management measures such as enhanced safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. Any of these requirements could delay or prevent us from generating revenue, or limit the revenue, from the commercialization of these drugs and cause us to incur significant additional costs.

In addition, the marketing of these drugs by us or our partners may be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. Our promotional activities will be regulated by federal and state laws pertaining to health care “fraud and abuse,” such as:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it;

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

•
the federal Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws some of which apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additional information about these laws is provided above under the heading “Interactions with Healthcare Providers.”

The complexity of U.S. federal and state laws governing our business continues to increase, and additional governmental resources are being committed to enforce these laws and to prosecute companies and individuals who are believed to be violating them. Violations of these laws can result in costly litigation, and significant criminal, civil and administrative sanctions, including fines and/or imprisonment, monetary penalties, damages, exclusion from participation in federal health care programs, and burdensome reporting and compliance obligations. Even if we are not found to be in violation of these laws, responding to lawsuits, government investigations, and enforcement actions would be expensive and time-consuming, and could have a material adverse effect on our reputation, business, financial condition, operations, and growth prospects.

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

Many of the Healthcare Reform Act's most significant reforms did not take effect until 2014 or thereafter, and the resulting new programs and requirements will continue to evolve in the next few years. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate Program under the Health Reform Act. These regulations became effective April 1, 2016. Some states have chosen not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. In part because not all states have expanded their Medicaid programs, it is unclear whether there will be more uninsured patients than anticipated when Congress passed the Healthcare Reform Act. For each state that has opted not to expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact future sales of any products that are commercialized in the future and our business and results of operations.

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

Other legislation affecting government expenditures more broadly have the potential to affect negatively our product revenues and prospects for continued profitability. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. Subsequent legislation extended the 2% reduction, on average, to 2025. These sequestration cuts could adversely impact payment for products that we or our partners are able to commercialize, which could negatively impact our revenue.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and Actual Acquisition Cost. Certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes National Average Drug Acquisition Cost, or NADAC, files, which reflect retail community pharmacy invoice costs, on a weekly basis. It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. As discussed above, to the extent that we or our partners participate in government pricing programs, recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. We anticipate that a significant portion of revenue from sales of drugs that we or our partners are able to commercialize may be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for those products under those programs would have a material adverse effect on our sales revenues and royalties.

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

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect or operating results and business.

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Our clinical research efforts are not directly regulated by HIPAA. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, we and our partners may be directly subject to certain data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act). International data protection laws and regulations may also apply to some or all of the clinical data obtained outside of the U.S. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the dec ision, it will no longer be possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In addition, data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. In February 2016, the European Commission announced an agreement with the U.S. Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. U.S. companies are able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to any personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third party vendors, and/or business partners, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program. HRSA issued a proposed regulation in 2015 regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA has indicated it plans to issue the final regulation regarding these topics in 2016. HRSA in 2015 also released proposed omnibus guidance that addresses many aspects of the 340B program. . HRSA has indicated it plans to release the omnibus guidance in final form in 2016. HRSA recently issued a proposed regulation regarding an administrative dispute resolution process for the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or otherwise expand the 340B program.

Federal law also requires that for a drug manufacturer’s products to be eligible for payment with federal funds under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, the manufacturer must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Manufacturers that participate in the FSS pricing program must list their covered (innovator) drugs on an FSS contract and charge no more than Federal Ceiling Price, or FCP, to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which manufacturers must submit quarterly and annually. In addition, if our products become available in the retail pharmacy setting when they are commercialized, we would be required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers. To the extent we choose to participate in these government healthcare programs, these and other requirements may affect our ability to profitably sell any product candidate for which we obtain marketing approval.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low sales prices for our common stock were $7.11 and $2.50, respectively, during fiscal 2016; $8.59 and $2.98, respectively, during fiscal 2015; and $7.10 and $3.39, respectively, during fiscal 2014. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our partners are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our partners, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock and the value of our 2020 Notes. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We are headquartered in Boulder, Colorado, where we currently lease 131 thousand square feet of office and laboratory space. Our Boulder lease expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We also lease 7 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2017 and 7 thousand square feet of office space in Cambridge, Massachusetts under leases that expire in January 2017.

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

Fiscal Year Ended June 30, 2016	High	Low
First Quarter	$7.11	$4.56
Second Quarter	$5.48	$3.83
Third Quarter	$4.14	$2.50
Fourth Quarter	$3.85	$2.74

Fiscal Year Ended June 30, 2015	High	Low
First Quarter	$4.81	$3.51
Second Quarter	$5.04	$2.98
Third Quarter	$8.59	$4.19
Fourth Quarter	$8.04	$6.16

As of August 12, 2016, there were approximately 54 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2016. The graph assumes that $100 was invested on June 30, 2011 in the common stock of Array, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/30/2011
6/30/2012
6/30/2013
6/30/2014
6/30/2015
6/30/2016
NASDAQ COMPOSITE
ARRAY BIOPHARMA INC.
NASDAQ BIOTECHNOLOGY

* $100 invested on June 30, 2011 in stock or index, including reinvestment of dividends.

Fiscal year ending on June 30.

	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016
Array BioPharma Inc.	100.00	154.91	202.68	203.57	321.88	158.93
NASDAQ Composite	100.00	105.82	122.71	158.94	179.80	174.60
NASDAQ Biotechnology	100.00	122.07	122.07	242.28	348.44	243.19

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

	Year Ended June 30,
	2016	2015	2014	2013	2012
Revenue
License and milestone revenue	$3,876	$20,367	$25,111	$56,726	$71,249
Reimbursement revenue	107,330	7,020	—	—	—
Collaboration and other revenue	26,673	24,522	16,967	12,854	13,886
Total revenue	137,879	51,909	42,078	69,580	85,135
Operating expenses
Cost of partnered programs	23,166	44,392	45,965	30,078	24,261
Research and development for proprietary programs	160,655	54,442	49,824	59,420	56,719
General and administrative	36,267	31,433	21,907	19,624	15,202
Total operating expenses	220,088	130,267	117,696	109,122	96,182
Gain on the Binimetinib and Encorafenib Agreements, net	—	80,010	—	—	—
Gain on sale of CMC, net	—	1,641	—	—	—
Income (loss) from operations	(82,209)	3,293	(75,618)	(39,542)	(11,047)
Other income (expense)
Realized gain from marketable securities, net	—	16,255	—	—	—
Loss on prepayment of long-term debt, net	—	—	—	(11,197)	(942)
Interest income	243	68	77	55	32
Interest expense	(10,874)	(10,247)	(9,716)	(11,258)	(11,624)
Total other income (expense), net	(10,631)	6,076	(9,639)	(22,400)	(12,534)
Net income (loss)	$(92,840)	$9,369	$(85,257)	$(61,942)	$(23,581)
Weighted average shares outstanding – basic	142,964	136,679	123,403	107,794	70,619
Weighted average shares outstanding – diluted	142,964	141,692	123,403	107,794	70,619
Net earnings (loss) per share – basic	$(0.65)	$0.07	$(0.69)	$(0.57)	$(0.33)
Net earnings (loss) per share – diluted	$(0.65)	$0.07	$(0.69)	$(0.57)	$(0.33)

	June 30,
	2016	2015	2014	2013	2012
Cash, cash equivalents, marketable securities and accounts receivable	$149,840	$185,129	$117,067	$118,301	$90,725
Working capital	102,867	148,623	68,943	70,732	16,935
Total assets	168,900	198,207	136,625	133,335	107,129
Long-term debt, net	113,655	107,280	101,524	96,368	91,312
Total stockholders' equity (deficit)	(37,932)	42,653	(25,721)	(21,909)	(85,806)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2016 refers to the fiscal year ended June 30, 2016.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Five registration studies are currently advancing related to three cancer drugs. These programs include three cancer drugs, binimetinib (MEK162), encorafenib (LGX818) and selumetinib (partnered with AstraZeneca).

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre	Phase 3
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3
ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2
ONT-380/ARRY-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
GDC-0994	ERK inhibitor for cancer	Genentech, Inc.	Phase 1
ARRY-382	CSF1R inhibitor for cancer		Phase 1

Binimetinib and Encorafenib
In March 2015, Array regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and athe Asset Transfer Agreement with Novartis Pharma AG (collectively, the “Novartis Agreements”). Along with global ownership of both assets, Array received an up-front payment of $85.0 million from Novartis. We believe these programs present significant opportunity to Array in the area of oncology.

We have also entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which became effective in December 2015 (the "PF Agreement"), pursuant to which we granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array will retain its ownership rights. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreement became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (CRC) and melanoma.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We have also agreed to enter into a clinical and commercial supply agreement with Pierre Fabre pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in indications where needed.

Binimetinib and encorafenib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the recently initiated BEACON CRC trial (Binimetinib, Encorafenib And Cetuximab Combined to treat BRAF-mutant Colorectal Cancer) to study encorafenib in combination with binimetinib and cetuximab in patients with BRAF V600E-mutant colorectal cancer (BRAFm CRC).

COLUMBUS

COLUMBUS is a global Phase 3 study that compares binimetinib and encorafenib versus vemurafenib being conducted in BRAF-mutant melanoma patients. Array expects top-line results from the COLUMBUS (Part 1) study in the third quarter of 2016 and a projected regulatory filing of binimetinib and encorafenib in 2017. COLUMBUS (Part 2) was designed to assess the contribution of binimetinib to the combination of binimetinib and encorafenib studied in COLUMBUS (Part 1). In October 2015, COLUMBUS (Part 2) achieved its target patient enrollment.

Activating BRAF mutations are present in approximately 50% of patients with metastatic melanoma. In two separate Phase 1/2 trials in this patient population, binimetinib plus encorafenib demonstrated encouraging clinical activity and an attractive tolerability profile, including low incidence of pyrexia, and little to no incidence of rash or photosensitivity.

BEACON

In June 2016, Array, Pierre Fabre and Merck KGaA, Darmstadt, Germany, jointly initiated the BEACON CRC trial. BEACON CRC is a randomized, open-label, global Phase 3 clinical trial designed to assess the safety and efficacy of binimetinib, encorafenib and Erbitux® (cetuximab), amonoclonal antibody, in comparison to Erbitux and irinotecan-based therapy in patients with BRAFm CRC who have previously received first- or second-line systemic therapy. The study includes a safety lead-in with approximately 30 patients.

With appropriate results from the lead-in, approximately 615 patients are expected to be randomized 1:1:1 to receive triplet therapy (binimetinib, encorafenib and Erbitux), doublet therapy (encorafenib and Erbitux) or the control arm (irinotecan-based therapy and Erbitux).

The primary endpoint of the trial is overall survival (OS) of the triplet therapy compared to the control arm. The secondary endpoints address efficacy of the doublet therapy compared to the control arm, and the triplet therapy compared to the doublet therapy. Other secondary endpoints include PFS, ORR, duration of response, safety and tolerability. Health related quality of life data will also be assessed.  The trial will be conducted at over 250 investigational sites in North America, South America, Europe and the Asia Pacific region. Patient enrollment is expected to be completed in 2018.

Array will act as the global sponsor of the study. Pursuant to the PF Agreement with Pierre Fabre, Pierre Fabre has elected to co-fund 40% of the cost of the BEACON CRC trial. Merck KGaA, Darmstadt, Germany, is the owner of Erbitux outside the United States and Canada, and will supply Erbitux to all trial sites outside the United States and Canada as part of the collaboration. If successful, results would support regulatory submissions for all three parties.

The BEACON trial was initiated following completion of a Phase 2 study of the combination of encorafenib and cetuximab, with or without alpelisib, a selective PI3K alpha inhibitor, in patients with advanced BRAF-mutant CRC. Array announced updated results from this trial in June 2016. Data from this study showed that median OS for these patients may exceed one year, which is more than double several historical published benchmarks for this population.

In the Phase 2 study, 102 patients with BRAF-mutant CRC who had progressed after one or more prior therapies were randomized to receive the doublet regimen of encorafenib and cetuximab (ENCO 200 mg PO QD and CETUX per label; n=50) or the triplet regimen of encorafenib, cetuximab and alpelisib (ENCO, CETUX and ALP 300 mg PO QD; n=52). The Phase 2 data for these treatment regimens showed promising clinical activity in patients:

•	Median OS was 12.4 and 13.1 months for the doublet and alpelisib-containing triplet regimens, respectively.

•	Median PFS was 4.2 and 5.4 months for the doublet and alpelisib-containing triplet regimens, respectively.

•	ORR was 22 percent and 27 percent for the doublet and alpelisib-containing triplet regimens, respectively.

•	Grade 3 or 4 adverse events occurred in greater than 10 percent of patients and included anemia, hyperglycemia and increased lipase.

Several historical published median PFS and median OS results after first-line treatment range from 1.8 to 2.5 months and four to six months, respectively, and published ORR from various studies in this population range between six percent to eight percent. The study showed that alpelisib added toxicity with only marginal additional activity, therefore the BEACON CRC trial utilizes binimetinib, a MEK inhibitor, in the triplet arm.

Colorectal cancer is the third most common cancer among men and women in the United States, with more than 134,000 new cases and nearly 50,000 deaths from the disease projected in 2016. In the United States, BRAF mutations occur in 8 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients.

NEMO

NEMO was a Phase 3 study that compared binimetinib versus dacarbazine in unresectable or metastatic NRAS-mutant melanoma patients. In June 2016, Array announced the submission of a New Drug Application (NDA) for binimetinib in patients with advanced NRAS-mutant melanoma to the U.S. Food and Drug Administration (FDA). We are planning for an Oncologic Drugs Advisory Committee (ODAC) meeting as part of the regulatory process. Array is also currently preparing for an Application Orientation Meeting (AOM) with the FDA in September 2016, which we expect will include a discussion of the NDA package including clinical risk / benefit.

Activating NRAS mutations are present in approximately 20% of patients with metastatic melanoma, and have been a poor prognostic indicator for these patients. Treatment options for this population remain limited beyond immunotherapy (PD-1, CTLA4), therefore, if approved, binimetinib could represent an important additional therapy for these patients.

The NDA submission is based on results of the NEMO study, which found binimetinib extended median PFS, the study's primary endpoint, as compared with dacarbazine. In the NEMO study, binimetinib extended median PFS at 2.8 months, as compared with 1.5 months observed with dacarbazine [hazard ratio (HR)=0.62 (95% CI 0.47-0.80), p<0.001] in patients with advanced NRAS-mutant melanoma. In the pre-specified subset of patients who received prior treatment with immunotherapy, including ipilimumab, nivolumab or pembrolizumab, patients who received binimetinib experienced 5.5 months of median PFS (95% CI, 2.8-7.6), compared with 1.6 months for those receiving treatment with dacarbazine (95% CI, 1.5-2.8). While the results in the pre-specified sub-group of patients who had received prior treatment with immunotherapy are of interest, interpretation beyond overall consistency with the primary result should be made with care. Array anticipates that the primary consideration for marketing approval will be the results for the primary endpoint of the trial.

In addition to improving PFS, binimetinib also demonstrated significant improvement in certain secondary endpoints, ORR and disease control rate (DCR). While there was no statistically significant difference demonstrated in overall survival, the numerical trend in median overall survival (mOS) favored the binimetinib arm.

•	Confirmed ORR was 15 percent (95% CI, 11-20 percent) in patients receiving binimetinib vs. 7 percent (95% CI, 3-13 percent) in patients receiving dacarbazine.

•	DCR for patients receiving binimetinib was 58 percent (95% CI, 52-64 percent) vs. 25 percent (95% CI, 18-33 percent) for patients receiving dacarbazine.

•	mOS was estimated at 11.0 months in patients receiving binimetinib vs. 10.1 months for patients treated with dacarbazine [(HR) = 1.0 (95% CI 0.75-1.33), p=0.499].

Under the NEMO protocol, and in accordance with accepted statistical practice, the subgroup analyses of OS were not conducted, as such analysis is formally conducted only if the key secondary endpoint of OS reached statistical significance.

Binimetinib was generally well-tolerated and the adverse events (AEs) reported were consistent with previous results in NRAS-mutant melanoma patients. Grade 3/4 AEs reported in greater than or equal to 5 percent of patients receiving binimetinib included increased creatine phosphokinase (CPK) and hypertension.

The NEMO results were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Congress in June 2016.

MILO

On April 1, 2016, we announced our decision to discontinue the MILO study, a Phase 3 trial of binimetinib for the treatment of patients with low grade serous ovarian cancer. The decision to stop the study was made after a planned interim analysis showed that the Hazard Ratio for Progression Free Survival (PFS) crossed the predefined futility boundary.

Selumetinib
AstraZeneca continues to advance selumetinib in two registration trials: a trial in patients with neurofibromatosis type 1 and the ASTRA trial in patients with differentiated thyroid cancer. AstraZeneca estimates top-line results from both trials in 2017. In August 2016, AstraZeneca announced results from the Phase 3 SELECT-1 trial of selumetinib in combination with docetaxel chemotherapy as 2nd-line treatment in patients with KRAS mutation-positive locally-advanced or metastatic non-small cell lung cancer. The results showed that the trial did not meet its primary endpoint of progression-free survival and selumetinib did not have a significant effect on overall survival. The adverse event profiles for selumetinib and docetaxel were consistent with those seen previously.

ARRY-797
Array is conducting a 12-patient Phase 2 study to evaluate the effectiveness and safety of ARRY-797 in patients with LMNA A/C-related DCM, a serious, genetic cardiovascular disease. By age 45, approximately 70% of patients with LMNA A/C-related DCM will have died, suffered a major cardiac event, or will have undergone a heart transplant. The primary endpoint of the trial is mean change in 6-minute walk test (6MWT) at 12 weeks relative to baseline. Data from the trail showed that ARRY-797 exceeded benchmarks set by a number of drugs for rare diseases that have been recently approved on the basis of the 6MWT as a primary endpoint. Secondary endpoints in the ARRY-797 trial, including changes in N-Terminal pro-Brain-derived Natriuretic Peptide (NT-proBNP, a serum biomarker of heart failure severity), and patient reported outcomes, are directionally consistent with the primary endpoint. Enrollment in this trial is complete. Data for patients followed through 48 weeks suggest a durable effect. Results with additional patient follow-up will be presented at the European Society of Cardiology meeting on August 30, 2016. Taken together, the data to date suggest a path forward for this program, and Array has met with regulators to discuss the design of a study that could be the basis for marketing approval.

ARRY-382
In July 2016, Array initiated a Phase 1/2 dose escalation immuno-oncology trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a Programmed Cell Death Receptor 1 (PD-1) antibody, in patients with advanced solid tumors. ARRY-382 is a wholly-owned, potent, highly selective, small-molecule inhibitor of CSF-1R kinase activity.

The study will enroll up to 18 patients with selected advanced solid tumors to determine the maximum tolerated dose and/or recommended Phase 2 dose of the combination. In addition, the safety profile, pharmacodynamic effects, and preliminary assessment of activity of the combination will be assessed. With appropriate results, Array has the option to advance the combination into expansion cohorts of patients with metastatic melanoma or advanced non-small cell lung cancer (NSCLC).

Results from a prior Phase 1 study designed to assess the safety, pharmacokinetics and pharmacodynamics of ARRY-382 for treating patients with cancer have been presented and a dose and schedule that demonstrates target engagement based on multiple pharmacodynamic biomarkers was identified for further study.

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

We have received a total of $863.0 million in research funding and in up-front and milestone payments from partners from inception through June 30, 2016, including $216.0 million in initial payments from strategic agreements that we entered into over the last seven years. We received an up-front cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30 million in January 2016 from Pierre Fabre. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 13 partnered clinical and discovery programs.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or license agreements can be found in Note 5 – Collaboration and Other Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, where applicable, to determine the recognition of revenue under our collaborative research, development and commercialization agreements deemed to include multiple elements. These multiple elements, or deliverables, may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

We record as revenue amounts received as reimbursement of costs we incur from our license partners where we act as a principal, control the research and development activities, bear credit risk and may perform part of the services required in the transactions, consistent with Accounting Standards Codification ("ASC") 605-45-15. Novartis currently provides financial support to Array in the form of reimbursement for all associated out-of-pocket costs and for one-half or more of our fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rate for all clinical trials involving binimetinib and encorafenib that were active at the time the Novartis Agreements became effective. The gross amount of these pass-through reimbursed costs are reported as revenue in the accompanying statements of operations and comprehensive income (loss) in accordance with ASC 605-45-15. The actual expenses for which we are reimbursed are reflected as research and development for proprietary programs or cost of partnered programs, as applicable.

See Note 5 – Collaboration and Other Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Valuation of Equity Received

From time to time, we may enter into collaboration and other agreements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees under the terms of the agreement. In July 2013, Array entered into a collaboration agreement with Loxo Oncology, Inc. under which we received shares of non-voting preferred stock as consideration for licensing rights granted to Loxo. There was no public market for the shares, and we estimated the fair value of these shares to be 4.5 million based on a valuation analysis prepared with the assistance of a third-party valuation firm. The valuation of the preferred shares required the use of significant assumptions and estimates, including assumptions about the estimated volatility of the equity, the estimated time to a liquidity event, and the likelihood of Loxo obtaining additional future financing; none of which was readily available to us as Loxo is not a publicly-traded company. Equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest are reported at cost in other long-term assets in the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
License and milestone revenue	$3,876	$20,367	$25,111	$(16,491)	(81)%	$(4,744)	(19)%
Reimbursement revenue	107,330	7,020	—	100,310	1,429%	7,020	(a)
Collaboration and other revenue	26,673	24,522	16,967	2,151	9%	7,555	45%
Total revenue	$137,879	$51,909	$42,078	$85,970	166%	$9,831	23%
(a) = Reimbursement revenue relates solely to the Novartis Agreements, which were first effective in March 2015, therefore, comparison of these two periods is not meaningful.

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Fiscal 2016 compared to Fiscal 2015 – The majority of the license revenue for fiscal 2016 relates to $1.6 million in license fee revenue from Pierre Fabre, $1.3 million in revenue from Loxo, most of which resulted from a milestone payment, and $600 thousand in license fee revenue from Asahi Kasei. The majority of the license and milestone revenue for fiscal 2015 related to recognition of $20.0 million up-front fee received from Cascadian Therapeutics, which resulted from the License Agreement entered into with Cascadian Therapeutics in December 2014.

Fiscal 2015 compared to Fiscal 2014 – License revenue for fiscal 2015 increased due to the recognition of the $20.0 million up-front fee received from Cascadian Therapeutics under our License Agreement in December 2014. Additionally, we completed the recognition of the remaining $367 thousand of Genentech license revenue during fiscal 2015. We had expected to amortize the Genentech deferred revenue, which was received in September 2011 as an up-front payment, from inception of the agreement until a specified milestone had been achieved, but due to the immaterial amount remaining, we elected to recognize the remainder although the milestone has not been achieved. We will be entitled to an additional milestone payment if and when the specified milestone is achieved.

License revenue for fiscal 2014 primarily included $8.0 million recognized under our prior collaboration with Novartis and $4.5 million of non-cash revenue recognized under our collaboration with Loxo, representing the fair value of shares of preferred stock received under the collaboration, as discussed under Note 5 - Collaboration and Other Agreements - Loxo Oncology, Inc. to our financial statements included elsewhere in this Annual Report on Form 10-K. The remaining fiscal 2014 license revenue of $1.9 million represents the amortization of deferred revenue recognized under our Genentech collaboration.

No milestone revenue was recognized during fiscal 2015, compared with $5.0 million earned from AstraZeneca, $4.0 million earned from Novartis, $1.5 million earned from Genentech, as well as several other smaller milestones earned during fiscal 2014.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners and other counterparties where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

As discussed in Note 5 - Collaboration and Other Agreements to our financial statements included elsewhere in this Annual Report on Form 10-K, Array regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, Array and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. As of June 30, 2016, Novartis Pharma has transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials. As shown in the table above, we recognized approximately $107.3 million and $7.0 million in reimbursement revenue for the years ended June 30, 2016 and 2015, respectively, which consisted solely of reimbursements to Array from Novartis under the Transition Agreements for specific clinical trials involving binimetinib and encorafenib for the periods presented.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research. We also report recognition of the previoulsy deferred revenue related to ongoing obligations from the Novartis Agreements as collaboration revenue.

Fiscal 2016 compared to Fiscal 2015 – Collaboration and other revenue was $26.7 million and $24.5 million for the years ended June 30, 2016 and 2015, respectively, or an increase of 9% over the comparable period. Collaboration and other revenue includes $3.6 million recognized during the year ended June 30, 2016 for the up-front payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. We are recording this revenue over a 22-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The remaining balance of this deferred revenue was $1.8 million at June 30, 2016. During the year ended June 30, 2016, we also recorded revenue of $3.1 million, $11.4 million, $3.3 million and $2.8 million for our performance of drug discovery and development activities related to Celgene, Loxo, Mirati and Biogen, respectively. During the year ended June 30, 2015, we recorded revenue of $4.1 million, $9.2 million, $1.2 million and $4.6 million for our performance of drug discovery and development activities related to Celgene, Loxo, Mirati and Biogen, respectively. Our collaboration arrangement with Biogen was terminated during fiscal 2016.

Fiscal 2015 compared to Fiscal 2014 – Collaboration and other revenue was $24.5 million and $17.0 million for the years ended June 30, 2015 and 2014, respectively, or an increase of 45% over the comparable periods. During fiscal 2015, we recognized $1.2 million for the amortization of the deferred up-front payment from Novartis, as mentioned above, since the March 2, 2015 effective date of the Binimetinib and Encorafenib Agreements. Additionally, our collaboration with Biogen which was new in the last quarter of fiscal 2014, represented an increase of $4.3 million between the comparable periods and our expanded collaboration with Loxo accounted for another $3.3 million of the 2015 period increase. Chemistry, manufacturing and control ("CMC") activities also contributed over $2.0 million to the 2015 fiscal year increase. These were partially offset by $3.0 million in decreased collaboration revenue related to several smaller collaborations that concluded at various points during or prior to fiscal 2015.

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

Below is a summary of our cost of partnered programs (dollars in thousands):

				Change		Change
	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%

Cost of partnered programs	$23,166	$44,392	$45,965	$(21,226)	(48)%	$(1,573)	(3)%

Fiscal 2016 compared to Fiscal 2015 – The decrease in the cost of partnered programs from approximately $44.4 million to approximately $23.2 million was primarily attributable to shifting the recording of our costs associated with the development of binimetinib from cost of partnered programs to research and development for proprietary programs upon regaining the rights to binimetinib in March 2015.

Fiscal 2015 compared to Fiscal 2014 – We concluded fiscal 2015 with a small decrease in cost of partnered programs. This decrease was due to the costs related to development of binimetinib being moved from cost of partnered programs to research and development expenses for propriety programs for the last four months of fiscal 2015 following the effective date of the Binimetinib and Encorafenib Agreements on March 2, 2015. The impact of this change was mostly offset by increased partnered program expenses due to our Biogen collaboration and expanded Loxo collaboration. Additionally, the costs to continue to advance binimetinib through clinical trials under our previous License Agreement with Novartis though March 2, 2015 had also increased in comparison to the prior fiscal year.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the fiscal years presented (dollars in thousands):

				Change		Change
	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Salaries, benefits and share-based compensation	$20,047	$14,697	$18,443	$5,350	36%	$(3,746)	(20)%
Outsourced services and consulting	130,229	28,433	18,170	101,796	358%	10,263	56%
Laboratory supplies	4,714	4,513	5,756	201	4%	(1,243)	(22)%
Facilities and depreciation	3,657	5,229	6,069	(1,572)	(30)%	(840)	(14)%
Other	2,008	1,570	1,386	438	28%	184	13%
Total research and development expenses	$160,655	$54,442	$49,824	$106,213	195%	$4,618	9%

Fiscal 2016 compared to Fiscal 2015 – Research and development expenses for proprietary programs increased during the current fiscal year primarily due to the inclusion of costs related to clinical trials for binimetinib and encorafenib. Additionally, we incurred incremental research and development costs related to transitioning the Novartis-sponsored studies as well as for new clinical trials and the establishment of commercial drug supply since regaining all development and commercialization rights to binimetinib and obtaining all development and commercialization rights to encorafenib in March 2015.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

				Change		Change
	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%

General and administrative expenses	$36,267	$31,433	$21,907	$4,834	15%	$9,526	43%

Fiscal 2016 compared to Fiscal 2015 – The increase in general and administrative expenses in fiscal 2016 are primarily due to commercialization pre-launch marketing activities, with no similar costs being incurred during the prior fiscal year.

Fiscal 2015 compared to Fiscal 2014 – The increase in general and administrative expenses in fiscal 2015 are largely the result of legal, consulting and other expenses, including higher, non-cash share-based compensation costs, related to regaining the rights to binimetinib under the Binimetinib Agreement and acquiring the rights to encorafenib under the Encorafenib Agreement.

Other Income (Expense), Net

Below is a summary of our other income (expense) (dollars in thousands):

				Change		Change
	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%

Realized gain from marketable securities, net	$—	$16,255	$—	$(16,255)	—%	$16,255	—%
Interest income	243	68	77	175	257%	(9)	(12)%
Interest expense	(10,874)	(10,247)	(9,716)	(627)	(6)%	(531)	(5)%
Total other income (expense), net	$(10,631)	$6,076	$(9,639)	$(16,707)	(275)%	$15,715	163%

Fiscal 2016 compared to Fiscal 2015 – Other income (expense), exclusive of realized gain from marketable securities, net, remained relatively constant between the periods primarily because there were no significant dollar changes to interest income and interest expense. Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to our term loan with Comerica Bank. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 7 – Long-term Debt to our financial statements included elsewhere in this Annual Report of Form 10-K.

Fiscal 2015 compared to Fiscal 2014 – Total other income (expense), net improved due to the realized gains achieved from the sale of Loxo common shares we held during the second half of the fiscal year following the expiration of the trading restrictions on the shares. As of June 30, 2015, all shares of Loxo had been sold. An increase in non-cash interest expense offset a small portion of the improvement.

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid, amortization of debt and loan transaction fees, and losses on early prepayment that were charged to interest expense (in thousands):

	Year Ended June 30,
	2016	2015	2014
Comerica Term Loan
Simple interest	$501	$480	$479
Amortization of fees paid for letters of credit	31	44	48
Total interest expense on the Comerica term loan	532	524	527

Convertible Senior Notes
Contractual interest	3,967	3,968	3,979
Amortization of debt discount	6,033	5,447	4,932
Amortization of debt issuance costs	342	308	278
Total interest expense on the convertible senior notes	10,342	9,723	9,189
Total interest expense	$10,874	$10,247	$9,716

Liquidity and Capital Resources

With the exception of the 2015 fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2016, we had an accumulated deficit of $801.4 million. We had a net loss of $92.8 million for the fiscal year ended June 30, 2016, net income of $9.4 million for the fiscal year ended June 30, 2015, and a net loss of $85.3 million for the fiscal year ended June 30, 2014. The net income in fiscal 2015 was primarily the result of the net gain realized in that year related to the return of binimetinib and acquisition of encorafenib, as well as realized gains from the sale of marketable securities.

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

For the year ended June 30, 2016, our net cash used in operations was $70.1 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the years ended June 30, 2016, and 2015 we received net proceeds of $2.9 million and $46.5 million, respectively, from sales of our common stock under our sales agreement with Cantor Fitzgerald in an at-the-market offering. We also received net proceeds of approximately $128 million in June 2013 from an underwritten public offering of convertible debt and $127 million during calendar year 2012 from two underwritten public offerings of our common stock. Additionally, we received an up-front cash payment of $85 million as a result of the closing in March 2015 of the transactions under the Binimetinib Agreement and have received $277.7 million from up-front fees and license and milestone payments since December 2009, including the following payments:

•	In December 2009, we received a $60 million up-front payment from Amgen under a Collaboration and License Agreement.

•	During May and June 2010, we received a total of $45 million in up-front and milestone payments under a License Agreement with Novartis.

•	In December 2010, we received a $10 million milestone payment under a Drug Discovery and Development Agreement with Celgene.

•	In May 2011, we received a $10 million milestone payment under a License Agreement with Novartis.

•	In September 2011, we received a $28 million up-front payment under a Drug Discovery Collaboration Agreement with Genentech.

•	In June 2012, we received an $8.5 million milestone payment from Amgen under a Collaboration and License Agreement.

•	In June 2013, we received a $10 million up-front payment under a Development and Commercialization Agreement with Cascadian Therapeutics.

•	In July 2013, we received an $11 million up-front payment under a Drug Discovery and Development Option and License Agreement with Celgene.

•	In August 2013, we received a $5 million milestone payment under a License Agreement with Novartis.

•	In November 2013, we received a $5 million milestone payment under a Collaboration and License Agreement with AstraZeneca.

•	In December 2014, we received a $20 million up-front payment under a License Agreement with Cascadian Therapeutics.

•	In January 2016, we received a $30 million up-front payment under a Development and Commercialization Agreement with Pierre Fabre.

•	In April 2016, we received a $12 million up-front payment under a Collaboration and License Agreement with Asahi Kasai.

Under our previous License Agreement with Novartis, which terminated when the Binimetinib Agreement became effective, we paid $9.2 million and $11.3 million to Novartis in the second quarters of fiscal 2013 and fiscal 2014, respectively, representing our share of the combined development costs incurred and due since commencement of our co-development agreement with Novartis for development of the binimetinib program, as discussed in Note 5 – Collaboration and Other Agreements – Novartis International Pharmaceutical Ltd. to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

In addition, we have accrued a $5.8 million liability at June 30, 2016 for estimated fiscal year 2016 annual employee bonuses. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year.

Management believes that our cash, cash equivalents and marketable securities as of June 30, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights to those programs, that include up-front, royalty and/or milestone payments.

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

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could also vary as a result of a number of factors. Please refer to our risk factors under the heading "Item 1A. Risk Factors" included under Part I in this Annual Report on Form 10-K and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaboration and other agreements when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 7 – Long-term Debt to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit with Comerica.

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be paid by Novartis within three months or less. Balances owed to Array by Novartis as of June 30, 2016 and 2015 relate to the Binimetinib and Encorafenib Agreements, whereas the June 30, 2014 balance relates to the prior 2010 License Agreement with Novartis that was terminated by the Binimetinib Agreement.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	June 30,			Change	Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Cash and cash equivalents	$56,598	$55,691	$68,591	$907	$(12,900)
Marketable securities – short-term	53,344	122,635	42,407	(69,291)	80,228
Marketable securities – long-term	596	496	640	100	(144)
Accounts receivable	39,302	6,307	5,429	32,995	878
Total	$149,840	$185,129	$117,067	$(35,289)	$68,062

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Year Ended June 30,			Change	Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash flows provided by (used in):
Operating activities	$(70,090)	$(5,793)	$(71,682)	$(64,297)	$65,889
Investing activities	66,027	(58,049)	2,482	124,076	(60,531)
Financing activities	4,970	50,942	77,055	(45,972)	(26,113)
Total	$907	$(12,900)	$7,855	$13,807	$(20,755)

Fiscal 2016 compared to Fiscal 2015 – Net cash used in operating activities increased $64.3 million during fiscal year 2016, primarily due to the increase in net loss of $102.2 million resulting from the one-time gain on the Binimetinib and Encorafenib Agreements as well as the gain on sale of CMC during fiscal 2015 that did not recur during fiscal 2016. This increase in net loss along with the increase of accounts receivable of $25.4 million, primarily resulting from the Novartis reimbursement arrangement, was partially offset by an increase in deferred revenue of $36.2 million primarily resulting from the proceeds from the Pierre Fabre Development and Commercialization Agreement and the Asahi Kasai Collaboration and License Agreement, the reduction in the co-development liability of $21.6 million from the termination of the Novartis license agreement in March 2015 and the reduction in realized gain from the sale of marketable securities of $16.3 million.

Net cash from investing activities increased $124.1 million due to proceeds from maturities and sales of investment securities outweighing our purchases of replacement securities during the current period, as compared to the prior year period where purchases exceeded maturities and sales of investment securities.

Net cash provided by financing activities decreased $46.0 million due to reduced sales of our common stock under our sales agreement with Cantor Fitzgerald.

Fiscal 2015 compared to Fiscal 2014 – Net cash from operating activities improved $65.9 million during fiscal year 2015, primarily resulting from the $85.0 million of cash received from Novartis following the effective date of the Binimetinib and Encorafenib Agreements in March 2015, as well as the receipt of $5.0 million for the reimbursement of certain transaction costs and the extinguishment of our net co-development liability balance of $21.6 million in connection with the closing of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements to the audited financial statements included elsewhere in this Annual Report on Form 10-K. The improvement was partially offset by a payment of $25.0 million made during fiscal 2015 under a third party agreement to complete the Novartis transactions.

We used net cash of $58.0 million during fiscal 2015 due to our investment of the majority of the proceeds r eceived from the Binimetinib Agreement, net of the third party payment made to complete the transaction, and from the sale of our shares of Loxo common stock. This compared with fiscal 2014 where we had more sales or maturities of investments than purchases of investments.

Net cash provided by financing activities decreased $26.1 million related to the sale of fewer shares of our common stock under our sales agreement with Cantor Fitzgerald during the current fiscal year compared with the prior fiscal year. During fiscal 2015, we sold approximately 9.0 million shares for proceeds of $46.5 million compared with 13.8 million shares and proceeds of $73.4 million sold during fiscal 2014.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2016 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$14,550	$132,250	$—	$146,800
Interest on debt obligations (2)(3)(4)	4,477	8,105	3,648	—	16,230
Operating lease commitments (2)	3,750	7,079	7,232	14,347	32,408
Minimum revenue guarantee (2)(5)	1,875	—			1,875
Purchase obligations (2)(6)	—	—	—	—	—
Total	$10,102	$29,734	$143,130	$14,347	$197,313

(1)	Reflected in the accompanying balance sheets.

(2)	These obligations are not reflected in the accompanying balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Comerica is calculated at 3.5%, the interest rate in effect as of June 30, 2016.

(4)	Interest on the 2020 Notes is calculated at 3.00%, which is the coupon rate.

(5)
This item relates to the sale of our CMC activities. For more information, see Note 4 - Sale of CMC to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K.

(6)
We have open purchase orders for $265.0 million, which include $177.8 million for CROs, $78.0 million for other outsourced services for clinical trials and research and development costs and $9.2 million for all other purchase commitments. Included in these amounts are purchase orders totaling $170.8 million to complete the Novartis transitioned studies, which we expect will be reimbursed to us by Novartis. Substantially all of our purchase orders may be canceled without significant penalty to Array.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Lease terms for our facilities in effect as of June 30, 2016, ranged from less than one to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and other agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of June 30, 2016, we have had little or no exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target our average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at June 30, 2016, we would expect future interest income to increase or decrease by approximately $0.5 million over the next 12 months based on the current balance of $53.3 million of investments classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.5% on the Comerica debt as of June 30, 2016, would result in a change in our annual interest expense of $0.1 million.

Historically, and as of June 30, 2016, we have not used foreign currency derivative instruments or engaged in hedging activities.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2016, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended June 30, 2016. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the section called "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the 2016 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2016 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2016, about the shares of common stock that may be issued upon the exercise of options or the vesting of restricted stock units under our existing equity compensation plans, which include the Amended and Restated Array Biopharma Inc. Stock Option and Incentive Plan, or Stock Option and Incentive Plan, and shares of common stock that may be issued under the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan, or ESPP. Array has no equity compensation plans that have not been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Stock Option and Incentive Plan (1) (2)	12,479,695	$4.80	19,228,677

ESPP	—	—	586,106

Total	12,479,695		19,814,783

(1)	Consists of 11,647,595 stock options with a weighted average exercise price of $4.80 and 832,100 restricted stock units.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2016 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2016 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2016 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 19th day of August 2016.

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

Signature	Title	Date

/s/ RON SQUARER	Chief Executive Officer and Director	August 19, 2016
Ron Squarer	(Principal Executive Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of Directors	August 19, 2016
Kyle A. Lefkoff

/s/ DAVID HORIN		August 19, 2016
David Horin	(Principal Accounting Officer)

/s/ CHARLES M. BAUM	Director	August 19, 2016
Charles M. Baum, M.D., Ph.D.

/s/ GWEN A. FYFE	Director	August 19, 2016
Gwen A. Fyfe, M.D.

/s/ JOHN A. ORWIN	Director	August 19, 2016
John A. Orwin

/s/ GIL J. VAN LUNSEN	Director	August 19, 2016
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that, as of June 30, 2016, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2016, as stated in their report, which is included elsewhere herein.

August 19, 2016

By:	/s/ RON SQUARER
RON SQUARER
Chief Executive Officer

August 19, 2016

By:	/s/ DAVID HORIN
DAVID HORIN
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2016 and 2015, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three‑year period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 19, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boulder, Colorado
August 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Array BioPharma Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2016 and 2015, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2016, and our report dated August 19, 2016 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Boulder, Colorado
August 19, 2016

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$56,598	$55,691
Marketable securities	53,344	122,635
Accounts receivable	39,302	6,307
Prepaid expenses and other current assets	6,057	6,414
Total current assets	155,301	191,047

Long-term assets
Marketable securities	596	496
Property and equipment, net	6,680	5,050
Other long-term assets	6,323	1,614
Total long-term assets	13,599	7,160
Total assets	$168,900	$198,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,147	$4,570
Accrued outsourcing costs	19,140	17,402
Accrued compensation and benefits	8,633	7,507
Other accrued expenses	1,068	2,714
Deferred rent	590	1,285
Deferred revenue	12,856	8,946
Total current liabilities	52,434	42,424

Long-term liabilities
Deferred rent	4,184	3,314
Deferred revenue	35,961	2,040
Long-term debt, net	113,655	107,280
Other long-term liabilities	598	496
Total long-term liabilities	154,398	113,130
Total liabilities	206,832	155,554

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 and 220,000,000 shares authorized as of June 30, 2016 and June 30, 2015, respectively, 143,690,104 and 142,107,025 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	144	142
Additional paid-in capital	763,324	751,073
Accumulated other comprehensive income	7	5
Accumulated deficit	(801,407)	(708,567)
Total stockholders' equity (deficit)	(37,932)	42,653
Total liabilities and stockholders' equity (deficit)	$168,900	$198,207

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Revenue
License and milestone revenue	$3,876	$20,367	$25,111
Reimbursement revenue	107,330	7,020	—
Collaboration and other revenue	26,673	24,522	16,967
Total revenue	137,879	51,909	42,078

Operating expenses
Cost of partnered programs	23,166	44,392	45,965
Research and development for proprietary programs	160,655	54,442	49,824
General and administrative	36,267	31,433	21,907
Total operating expenses	220,088	130,267	117,696
Gain on the Binimetinib and Encorafenib Agreements, net	—	80,010	—
Gain on sale of CMC, net	—	1,641	—
Income (loss) from operations	(82,209)	3,293	(75,618)

Other income (expense)
Realized gain from marketable securities, net	—	16,255	—
Interest income	243	68	77
Interest expense	(10,874)	(10,247)	(9,716)
Total other income (expense), net	(10,631)	6,076	(9,639)

Net income (loss)	$(92,840)	$9,369	$(85,257)

Change in unrealized gain on marketable securities	2	3	4

Comprehensive income (loss)	$(92,838)	$9,372	$(85,253)

Net earnings (loss) per share – basic	$(0.65)	$0.07	$(0.69)
Net earnings (loss) per share – diluted	$(0.65)	$0.07	$(0.69)

Weighted average shares outstanding – basic	142,964	136,679	123,403
Weighted average shares outstanding – diluted	142,964	141,692	123,403

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders' Equity (Deficit)
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts
Balance as of July 1, 2013	—	$—	116,878	$117	$610,655	$(2)	$(632,679)	$(21,909)
Shares issued for cash under employee share plans, net	—	—	1,132	1	3,692	—	—	3,693
Employee share-based compensation expense	—	—	—	—	4,331	—	—	4,331
Issuance of common stock, net of offering costs	—	—	13,807	14	73,434	—	—	73,448
Offering costs for convertible senior notes, equity portion	—	—	—	—	(31)	—	—	(31)
Change in unrealized loss on marketable securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(85,257)	(85,257)
Balance as of June 30, 2014	—	—	131,817	132	692,081	2	(717,936)	(25,721)
Shares issued for cash under employee share plans, net	—	—	1,325	1	4,397	—	—	4,398
Employee share-based compensation expense	—	—	—	—	7,513	—	—	7,513
Non-employee share-based compensation expense	—	—	—	—	547	—	—	547
Issuance of common stock, net of offering costs	—	—	8,965	9	46,535	—	—	46,544
Change in unrealized gain on marketable securities	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	—	9,369	9,369
Balance as of June 30, 2015	—	—	142,107	142	751,073	5	(708,567)	42,653
Shares issued for cash under employee share plans, net	—	—	782	1	2,031	—	—	2,032
Employee share-based compensation expense	—	—	—	—	7,283	—	—	7,283
Warrants exercised - cashless	—	—	223	—	—	—	—	—
Warrants exercised for cash	—	—	12	—	46	—	—	46
Issuance of common stock, net of offering costs	—	—	566	1	2,891	—	—	2,892
Change in unrealized gain on marketable securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(92,840)	(92,840)
Balance as of June 30, 2016	—	$—	143,690	$144	$763,324	$7	$(801,407)	$(37,932)

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(92,840)	$9,369	$(85,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,529	3,702	4,506
Non-cash interest expense	6,375	5,799	5,258
Share-based compensation expense	7,283	7,809	4,331
Extinguishment of co-development liability, net	—	(21,610)	—
Realized gain from marketable securities, net	—	(16,255)	—
Gain on sale of CMC, net	—	(1,641)	—
Non-cash license revenue	—	—	(4,500)
Changes in operating assets and liabilities:
Accounts receivable	(32,995)	(7,592)	4,166
Prepaid expenses and other assets	(4,352)	(1,260)	(1,961)
Accounts payable and other accrued expenses	3,931	(1,113)	1,866
Accrued outsourcing costs	1,738	7,362	4,464
Accrued compensation and benefits	1,126	(702)	(1,272)
Co-development liability	—	12,169	5,165
Deferred rent	175	(3,236)	(3,645)
Deferred revenue	37,831	1,584	(4,807)
Other long-term liabilities	109	(178)	4
Net cash used in operating activities	(70,090)	(5,793)	(71,682)

Cash flows from investing activities
Purchases of property and equipment	(3,159)	(2,507)	(2,614)
Proceeds from sale of CMC	—	3,750	—
Purchases of marketable securities	(139,150)	(202,908)	(95,602)
Proceeds from sales and maturities of marketable securities	208,336	143,616	100,698
Net cash provided by (used in) investing activities	66,027	(58,049)	2,482

Cash flows from financing activities
Proceeds from the issuance of common stock	2,992	47,500	75,000
Proceeds from employee stock purchases and options exercised	2,032	4,398	3,693
Warrants exercised for cash	46	—	—
Payment of debt issuance costs	—	—	(86)
Payment of stock offering costs	(100)	(956)	(1,552)
Net cash provided by financing activities	4,970	50,942	77,055

Net increase (decrease) in cash and cash equivalents	907	(12,900)	7,855
Cash and cash equivalents at beginning of period	55,691	68,591	60,736
Cash and cash equivalents at end of period	$56,598	$55,691	$68,591

Supplemental disclosure of cash flow information
Cash paid for interest	$4,466	$4,450	$4,349
Change in unrealized gain on marketable securities	$2	$3	$4

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Notes to the Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. (also referred to as "Array,","we", "us", "our" or "the Company"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer.

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

The Company believes the financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration, license and other agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating the fair value of non-marketable equity received from licensing or other transactions.

Reclassifications
Certain prior period amounts in the Company's financial statements have been reclassified to conform to the current period presentation. The $39.4 million balance attributable to outstanding warrants, which was presented historically as a separate item in stockholders' equity (deficit) on the Company's balance sheet, has been combined with additional paid-in capital for all periods presented in these financial statements.

Liquidity

With the exception of fiscal year 2015, the Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2016, we had an accumulated deficit of $801.4 million. We had a net loss of $92.8 million for the fiscal year ended June 30, 2016.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaboration and other agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents, receivables and marketable securities as of June 30, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration and other agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

In addition, our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could also vary as a result of a number of factors.

If we are unable to generate enough revenue from our existing or new collaboration and other agreements when needed or to secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 7 – Long-term Debt, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio if we draw down on the revolving line of credit with Comerica.

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

Equity Investments

From time to time, we may enter into collaboration and other agreements or other arrangements under which we receive an equity interest as consideration for all or a portion of up-front, license or other fees or consideration under the terms of the agreement or arrangement. We report equity securities received from non-publicly traded companies in which we do not exercise a significant or controlling interest at cost in other long-term assets in the accompanying balance sheets. We monitor our investments for impairment at least annually, and consider events or changes in circumstances we know of that may have a significant adverse effect on the fair value. We make appropriate reductions in the carrying value if it is determined that an impairment has occurred, based primarily on the financial condition and near and long-term prospects of the issuer. We do not report the fair value of our equity investments in non-publicly traded companies because it is not practical to do so.

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

As of both June 30, 2016 and 2015, we held shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") recorded at $1.5 million that we received under a February 2007 collaboration and licensing agreement with VentiRx. The Company does not have a controlling interest nor does it exert significant influence over VentiRx.

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

We deferred $6.6 million of the consideration received from Novartis Pharma to reflect the estimated fair value of certain future obligations we are required to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis Pharma. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that we do not anticipate will be covered in the funding reimbursements we will receive from Novartis Pharma under the Binimetinib and Encorafenib Agreements. The estimated fair value was based on amounts we have billed to other third parties in other transactions for similar services. We anticipate recording revenue over the deferral period, which is based upon our estimated time to complete our performance with respect to the applicable clinical trials. The balance of deferred revenue was $1.8 million and $5.4 million at June 30, 2016 and 2015, respectively.

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

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. These multiple elements, or deliverables, may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

We record as revenue amounts received for reimbursement of costs we incur from our license partners where we act as a principal, control the research and development activities, bear credit risk and may perform part of the services required in the transactions, consistent with ASC 605-45-15. Certain collaborators or other counterparties (currently, Novartis and Pierre Fabre) currently provide financial support to us in the form of reimbursement for associated out-of-pocket costs and for a certain amount of Array’s fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rates. The gross amount of these pass-through reimbursed costs are reported as revenue in the accompanying statements of operations and comprehensive income (loss) in accordance with ASC 605-45-15. The actual expenses for which we are reimbursed are reflected as research and development for proprietary programs or cost of partnered programs, as applicable.

See Note 5 – Collaboration and Other Agreements for further information.

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, costs to recruit and relocate new employees, travel, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, the cost of acquiring and manufacturing commercial drug supply, costs associated with regulatory filings and patents, software, facilities and laboratory costs and other supplies.

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

We completed the sale of our chemical manufacturing and control assets (the "CMC Assets") in June 2015, and in connection with the closing of the sale of the CMC Assets, we simultaneously entered into an amendment to our lease agreement for our facility in Boulder, Colorado and an early termination agreement for our Longmont, Colorado facility. The amended Boulder lease extended the term of our prior lease and provided for a reduction in the amount of leased space by the end of calendar year 2015. As both the amended Boulder lease and the Longmont termination were negotiated with the same landlord, we deferred our existing deferred rent liabilities rather than recognizing a gain on termination.

Share-Based Compensation

Share-based compensation awards include stock options and restricted stock units ("RSUs") granted under our Amended and Restated Stock Option and Incentive Plan ("Option and Incentive Plan") and purchases of common stock by our employees at a discount to the market price under the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan ("ESPP"). We use the Black-Scholes option pricing model to determine the grant date fair value of stock options and ESPP awards. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, compensation expense recognized in our statement of operations and comprehensive income (loss) is reduced for estimated forfeitures, which are based on historical experience and are revised in subsequent periods if actual forfeitures differ from our estimates.

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

Concentration of Business Risks

Significant Partners

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Year Ended June 30,
	2016	2015	2014

Novartis	80.5%	15.8%	28.6%
Loxo	9.2	17.8	23.1
Cascadian Therapeutics (previously known as Oncothyreon Inc.)	0.1	42.3	8.2
AstraZeneca	0.1	0.1	12.1
	89.9%	76.0%	72.0%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2016.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Year Ended June 30,
	2016	2015	2014

North America	$22,474	$43,386	$24,757
Europe	114,806	8,293	17,153
Asia Pacific	599	230	168
	$137,879	$51,909	$42,078

Accounts Receivable

Novartis accounted for 85% of our total accounts receivable balances as of June 30, 2016, compared with 95% as of June 30, 2015.

Net Earnings (Loss) per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the period. Diluted net earnings (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or the vesting of restricted stock units, as well as from the possible conversion of our convertible senior notes and exercise of outstanding warrants. The treasury stock method and if-converted method are used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net earnings (loss) per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities were anti-dilutive and have been excluded from the computation of diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and adjustments for the change in unrealized gains and losses on our investments in available-for-sale marketable securities, net of taxes. We display comprehensive income (loss) and its components in our statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for Array in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of implementation and transition approach of this standard on its financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company early adopted ASU No. 2015-17 during the fiscal year ended June 30, 2016. The early adoption of ASU 2015-17 had no impact to the statements of operations or cash flows for any period presented.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU No. 2016-08 on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on its financial statements and related disclosures. The Company does not expect the adoption of ASU 2016-09 to have a material effect on the financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$53,113	$8	$(1)	$53,120
Mutual fund securities	224	—	—	224
	53,337	8	(1)	53,344
Long-term available-for-sale securities:
Mutual fund securities	596	—	—	596
	596	—	—	596
Total	$53,933	$8	$(1)	$53,940

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$122,199	$8	$(3)	$122,204
Mutual fund securities	431	—	—	431
	122,630	8	(3)	122,635
Long-term available-for-sale securities:
Mutual fund securities	496	—	—	496
	496	—	—	496
Total	$123,126	$8	$(3)	$123,131

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of our marketable securities was classified into fair value measurement categories as follows (in thousands):

	June 30,
	2016	2015

Quoted prices in active markets for identical assets (Level 1)	$53,940	$123,131
Quoted prices for similar assets observable in the marketplace (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
Total	$53,940	$123,131

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

As of June 30, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$53,113	$53,120
Due in one year to three years	—	—
Total	$53,113	$53,120

NOTE 3 – BINIMETINIB AND ENCORAFENIB AGREEMENTS

Effective March 2, 2015 (the "Effective Date"), Array regained all development and commercialization rights to binimetinib pursuant to the Termination and Asset Transfer Agreement with Novartis Pharma and Novartis, as amended on January 19, 2015 (as amended, the “Binimetinib Agreement”), and acquired all development and commercialization rights to encorafenib pursuant to the Asset Transfer Agreement with Novartis Pharma dated January 19, 2015 (the “Encorafenib Agreement”). As a result of the closing of the Binimetinib Agreement, we received an $85 million up-front payment from Novartis.

On the Effective Date, Novartis Pharma transferred or exclusively licensed to Array all assets, including intellectual property, regulatory filings, technology, inventory and contract rights, owned by Novartis Pharma or its affiliates that relate to binimetinib and to encorafenib worldwide. Also upon the Effective Date, our existing License Agreement with Novartis dated April 19, 2010, under which we licensed development and commercialization rights to binimetinib and other compounds to Novartis, terminated; as a result of the termination of this License Agreement, we were not required to pay our portion of accrued co-development costs that we had previously accrued under that agreement.

In connection with the closing of the Binimetinib Agreement and the Encorafenib Agreement, Array and Novartis Pharma entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under these agreements, Novartis Pharma and its affiliates are providing certain regulatory assistance, development technology transfer, companion diagnostic transfer and other transition services to Array in connection with the continued development of binimetinib and encorafenib after the Effective Date. Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. As of June 30, 2016, Novartis Pharma has transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials.

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

Each party has agreed to indemnify and hold the other party and its affiliates harmless from and against certain liabilities identified in the Binimetinib Agreement, the Encorafenib Agreement and the Transition Agreements and to a general release of claims relating to the existing License Agreement. The Binimetinib Agreement and the Encorafenib Agreement as well as the Transition Agreements may be terminated only upon the mutual agreement of Novartis Pharma and Array and will remain in effect until the respective obligations of the parties under them have been completed.

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

Array also entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which became effective in December 2015 (the "PF Agreement"), pursuant to which we granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array will retain its ownership rights. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreement became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (CRC) and melanoma.

NOTE 4 – SALE OF CMC ASSETS

On June 1, 2015, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Accuratus Lab Services, Inc. (“Accuratus”), pursuant to which Accuratus acquired certain assets and assumed certain liabilities relating to our chemistry, manufacturing and controls (“CMC”) activities in a transaction that closed on June 1, 2015.

The transaction included the transfer of equipment, inventory and third party contracts relating to our CMC activities, as well as the termination of our facilities lease in Longmont, Colorado and the retention of 33 of our CMC employees by Accuratus following the closing. Accuratus paid us a $3.75 million cash purchase price at closing for the CMC assets, and we are entitled to receive additional consideration contingent upon achievement of revenue targets for the CMC activities during the first and second year following the closing. Array did not earn additional contingent consideration during the fiscal year ended June 30, 2016.

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

As part of this transaction, we are required to purchase a minimum of $7 million of CMC services from Accuratus over a 24-month period (“Minimum Revenue Guarantee”).  We are required to recognize this Minimum Revenue Guarantee at fair value in accordance with ASC 460-10. We determined that the price of the estimated future services approximates fair value and that we currently expect to use services in excess of this Minimum Revenue Guarantee amount. As of June 30, 2016, we have made payments related to the Minimum Revenue Guarantee which exceed the value of services received. Consequently, we have recorded a prepaid asset in the amount of $2.9 million. Our remaining obligation will result in payments totaling $1.9 million during fiscal year 2017.

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

The sale of the CMC assets does not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on our operations and financial results.

NOTE 5 – COLLABORATION AND OTHER AGREEMENTS

The following table summarizes our total revenues for the periods indicated (in thousands):

	Year Ended June 30,
	2016	2015	2014

Novartis (1)	$110,930	$8,220	$12,053
Loxo Oncology	12,635	9,223	9,708
Pierre Fabre	3,724	—	—
Mirati	3,557	1,200	—
Celgene	3,126	4,132	3,742
Biogen Idec	2,816	4,593	282
Asahi Kasei	600	—	—
Cascadian Therapeutics (previously known as Oncothyreon Inc.)	183	21,955	3,464
AstraZeneca, PLC (2)	152	73	5,104
Genentech	24	367	3,568
Other partners	132	2,146	4,157
Total revenue	$137,879	$51,909	$42,078

(1) Includes $107.3 million and $7.0 million of reimbursement revenue consisting of FTE and out-of-pocket costs that are reimbursable by Novartis under the Binimetinib and Encorafenib Agreements during the years ended June 30, 2016 and 2015, respectively. All other prior year amounts represent the amortization of the up-front and milestone payments under the April 2010 License Agreement with Novartis that was terminated on the Effective Date of the Binimetinib and Encorafenib Agreements in March 2015.

(2)	2014 includes a $5.0 million milestone from AstraZeneca for the start of a Phase 3 clinical study.

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

Co-Development Arrangement

The License Agreement contained co-development rights whereby we could elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program, with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the License Agreement. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We continued to record an estimate of our co-development liability under the License Agreement until our liability terminated upon the Effective Date of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements. Our co-development liability was $28.3 million as of the Effective Date of the Binimetinib Agreement and was $0 as of June 30, 2015.

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

Up until the Effective Date of the Binimetinib Agreement, our share of the combined development costs was $13.1 million and $18.9 million during the years ended June 30, 2015 and 2014, respectively. We continued to record an estimate of our receivable from Novartis under the License Agreement until termination of the receivable upon the Effective Date, as discussed above and in Note 3 - Binimetinib and Encorafenib Agreements. Our receivable balance from Novartis was $6.7 million as of the Effective Date of the Binimetinib Agreement.

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("Trk") family of receptors, including LOXO-101, which is currently in Phase 1 and Phase 2 clinical trials. In November 2013, April 2014, October 2014, March 2015, and February 2016, Array and Loxo amended the agreement to expand the research activities under the agreement. Under the terms of the amended agreement, Loxo is funding further discovery and preclinical programs to be conducted by Array, including LOXO-195, a next generation selective TRK inhibitor, RET and FGFR programs, during the remainder of the three-year discovery research phase, which ends in September 2017, which may be extended by Loxo for up to one additional one-year renewal period. In addition, Loxo will fund further discovery and preclinical research to be conducted by Array directed at other targets during the research phase of the agreement. Loxo will be responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity and following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted into shares of common stock on the closing date of Loxo's IPO. After certain trading restrictions ended following Loxo's IPO, we sold all of our shares of common stock of Loxo and as of June 30, 2015, Array has no remaining ownership interest in Loxo. Array also receives advance payments for preclinical research and other services that Array is providing during the term of the discovery program and is eligible to receive up to $434.0 million in milestone payments if certain clinical, regulatory and sales milestones are achieved plus royalties on sales of any resulting drugs.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that Array is obligated to deliver three non-contingent deliverables related to the Loxo agreement.  These deliverables are (i) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (ii) an exclusive worldwide license granted to Loxo to certain Array technology and Array's interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (iii) participation on the JRC. The Loxo agreement provides for no general right of return for any non-contingent deliverable. All of the identified non-contingent deliverables meet the separation criteria; therefore, they are each treated as separate units of accounting. Delivery of the research services and JRC participation obligations will be completed throughout the remainder of the three-year discovery program term which ends in September 2017. The license deliverable was complete as of September 30, 2013.

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

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, is allocated between the research services and JRC participation deliverables and will be recognized as the services are rendered throughout the discovery program term. We had deferred revenue balances of $4.0 million and $0.9 million for Loxo at June 30, 2016 and 2015, respectively.

The April 2014 amendment added several contingent deliverables related to rights to discontinue research activities for fewer targets in exchange for additional payments to be made to Array. All of the obligations added to the arrangement by the amendment were considered contingent because the likelihood and timing of these deliverables is uncertain and therefore the potential consideration associated with these obligations was not included in the total allocable consideration. The April 2015 amendment increased the number of FTEs performing research services through December 31, 2015. The most recent amendment was treated as a new agreement. The February 2015 agreement extended the term of the additional FTEs.

In July 2014, we began performing additional CMC-related services for Loxo that were agreed to between the parties on a project level basis. Each project consisted of a single deliverable or multiple deliverables and each was evaluated for proper revenue recognition as a multiple-element arrangement when appropriate. All unfinished Loxo CMC projects were assigned to the purchaser of our CMC assets effective June 1, 2015, as discussed in Note 4 - Sale of CMC Assets.

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

Pierre Fabre

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

The PF Agreement closed in December 2015. All clinical trials involving binimetinib and encorafenib that were ongoing or planned at the Effective Date, including the NEMO and COLUMBUS trials and other then-ongoing Novartis sponsored and investigator sponsored clinical studies, continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and the Company will jointly fund worldwide development costs under the GDP, with the Company covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (CRC) and melanoma.

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

In connection with the PF Agreement, Array received $30.0 million as an up-front payment during the year ended June 30, 2016. The terms of the PF Agreement include substantial ongoing collaboration and cost-sharing activities between the companies, and require Array to perform future development and commercialization activities. In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the PF Agreement is a multi-deliverable arrangement with the following deliverables: (1) the license rights, and (2) clinical development and other services.

The Company determined that the license granted to PF does not have stand-alone value apart from the services that Array will provide.  Accordingly, non-refundable upfront amounts received under the PF agreement are recorded as deferred revenue and are being recognized on a straight-line basis over ten years, the period during which management expects that substantial development activities will be performed.  License revenue recognized under this agreement was $1.6 million for the year ended June 30, 2016; at June 30, 2016 deferred revenue associated with this agreement was approximately $28.4 million. Collaboration revenue of $2.1 million was recognized for Pierre Fabre's share of co-development costs incurred during fiscal 2016.

The PF Agreement contains substantive potential milestone payments of up to $35.0 million for achievement of three regulatory milestones relating to EC marketing approvals for three specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. Array is also entitled to double-digit royalties based on net sales under the agreement.

Mirati Therapeutics, Inc.

The Company is party to an agreement with Mirati Therapeutics, Inc. ("Mirati") whereby Array conducted a feasibility program for Mirati related to a particular target in exchange for an up-front payment of $1.6 million that was received in October 2014 (which was recognized as revenue over the subsequent twelve months) and other payments and potential payments as described below. In September 2015, Mirati exercised an option to extend the feasibility program for six months, for which Array received a $750 thousand option extension fee (which was recognized as revenue over the subsequent six months). During April 2016, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the agreement and Array received $2.5 million ("Option Exercise Fee") and will receive additional fess as reimbursement for research and development services. In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the Mirati agreement is a multi-deliverable arrangement with multiple deliverables: (1) the license rights, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services.

The Company determined that the license granted under the Mirati Agreement does not have stand-alone value apart from the services Array will provide.  Accordingly, the Option Exercise Fee, received in the quarter ended June 30, 2016, is recorded as deferred revenue and is being recognized on a straight-line basis over three years, the period during which management expects that substantial development activities will be performed. Revenue recognized under this agreement was $3.6 million and $1.2 million for the years ended June 30, 2016 and June 30, 2015, respectively; at June 30, 2016 deferred revenue associated with this agreement was approximately $3.2 million.

In addition to the $1.6 million upfront payment, the $750 thousand option extension fee and the $2.5 million Option Exercise Fee, the Mirati  Agreement contains substantive potential milestone payments of up to $9.3 million for four remaining developmental milestones and up to $337.0 million  for the achievement of seven commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan.

Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati.

Celgene

Array and Celgene Corporation and Celgene Alpine Investment Co., LLC (collectively "Celgene") entered into a Drug Discovery and Development Option and License Agreement in July 2013 to collaborate on development of an Array-invented preclinical development program targeting a novel inflammation pathway. The agreement provides Celgene an option to select multiple clinical development candidates that Celgene may further develop on an exclusive basis under the agreement. Celgene also had the option to obtain exclusive worldwide rights to commercialize one or more of the development compounds it could select upon payment of an option exercise fee to Array. Array was responsible for funding and conducting preclinical discovery research on compounds directed at the target, and Celgene was responsible for all clinical development and commercialization of any compounds it could select. During July 2016, Celgene notified Array that it would not exercise the option to obtain exclusive worldwide rights to commercialize any of the development compounds. As a result, Array retains all rights to the program.

Array received a non-refundable up-front payment of $11.0 million from Celgene during the first quarter of fiscal 2014. The majority of the up-front payment received was for the performance of research services, which we recognized as collaboration revenue over the estimated option term which originally was estimated to be three years. During the three months ended December 31, 2014, we revised this estimate to just over two years and prospectively adjusted recognition of the unrecognized portion of the up-front payment at the time of the change in estimate over the revised remaining option period. Due to additional information obtained during the three months ended March 31, 2015, we revised our estimate back to the original estimate of three years. Deferred revenue balances were $0 and $3.1 million as of June 30, 2016 and 2015, respectively.

Biogen Idec

Array entered into a Drug Discovery Collaboration Agreement with Biogen Idec MA Inc. ("Biogen") in May 2014 for the discovery and development of Array-discovered inhibitors targeting a novel kinase for the treatment of autoimmune disorders. Under the terms of the agreement, Biogen and Array collaborated on the discovery of the novel kinase inhibitors. Biogen was responsible for all aspects of clinical development and commercialization. Pursuant to advance quarterly funding from Biogen, Array provided staffing to support the discovery program during the anticipated three-year discovery program term, which could have been extended for an additional 12-month period upon consent from both parties. The agreement included research funding for three years, various milestone payments payable upon achievement of certain development and commercial milestones, and royalties to Array. The collaboration terminated in November 2015.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we identified two non-contingent deliverables that met the separation criteria, the first being conduct of discovery and pre-IND manufacturing activities under the discovery program (the “discovery program deliverable”), and participation on the joint research committee ("JRC") as the second. The discovery program deliverable and the JRC deliverable are both expected to be delivered throughout the duration of the discovery program term. Revenue recognized under the Biogen agreement during the periods presented was based upon the level of staffing provided during those periods and our established FTE rate for research services. Deferred revenue balances were $0 and $1.1 million as of June 30, 2016 and 2015, respectively.

Asahi Kasei Pharma

On March 31, 2016, the Company announced a strategic collaboration with Asahi Kasei Pharma Corporation ("AKP") to develop and commercialize select Tropomyosin receptor kinase A (TrkA) inhibitors, including Array-invented ARRY-954, for pain, inflammation and other non-cancer indications.

The Company received a $12.0 million up-front payment in April 2016 and may receive cost sharing payments, up to $63.5 million in additional development and commercialization milestone payments, and up to double-digit royalties on future sales. Array will retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retain full rights to cancer indications for all compounds excluding those being developed by AKP.

In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the AKP agreement is a multi-deliverable arrangement with the following deliverables: (1) the license rights, and (2) clinical development and other services. The Company determined that the license granted to AKP does not have stand-alone value apart from the services Array will provide.  Accordingly, non-refundable upfront amounts received under the AKP agreement are recorded as deferred revenue and are being recognized on a straight-line basis over five years, the period during which management expects that substantial development activities will be performed.  Revenue recognized under this agreement was $0.6 million for the year ended June 30, 2016; at June 30, 2016 deferred revenue associated with this agreement was approximately $11.4 million.

The milestone payments include up to $11.0 million related to the achievement of four regulatory milestones for up to five drug candidates and up to $52.5 million for a milestone payment at the time of the first commercial sale and the achievement of three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

Cascadian Therapeutics (formerly Oncothyreon Inc.)

License Agreement

Effective December 11, 2014, Array entered into a License Agreement with Cascadian Therapeutics ("Cascadian"). Pursuant to the License Agreement, Array has granted Cascadian an exclusive license to develop, manufacture and commercialize ONT-380 (previously known also as ARRY-380), an orally active, reversible and selective small-molecule HER2 inhibitor currently in Phase 2 clinical trials. The License Agreement replaces and terminates the prior Development and Commercialization Agreement under which Cascadian and Array were jointly developing ONT-380, and going forward, Cascadian will be solely responsible for all preclinical and clinical development, regulatory and commercialization activities relating to ONT-380.

Under the terms of the License Agreement, Cascadian paid Array a non-refundable, up-front fee of $20 million. In addition, if Cascadian sublicenses rights to ONT-380 to a third party, Cascadian will pay Array a percentage of any sublicense payments it receives, with the percentage varying according to the stage of development of ONT-380 at the time of the sublicense. If Cascadian is acquired within three years of the effective date of the License Agreement, and ONT-380 has not been sublicensed to another entity prior to such acquisition, then the acquirer will be required to make certain milestone payments of up to $280 million to Array, which are primarily based on potential ONT-380 sales. Array is also entitled to receive up to a double-digit royalty based on net sales of ONT-380.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that the exclusive license is the only non-contingent deliverable with stand-alone value under the License Agreement. Array must also expend a nominal amount of effort related to technology transfer, which was completed as of December 31, 2014, but because the technology transfer deliverable does not meet the separation criteria, it was recognized as a combined unit of accounting with the license. Potential payments for a percentage of sublicensing rights, milestone payments and royalties cannot be estimated. Also, at its separate expense Cascadian may request additional technology transfer and/or transition services from Array. Due to uncertainty of the likelihood and timing of all of the potential payments and additional services, their consideration is not considered fixed and determinable, therefore no portion of the up-front fee has been allocated to them.

The entire $20.0 million up-front fee was allocated to the combined license/initial technology transfer unit of accounting, which we recognized in full in license revenue during December 2014.

The License Agreement will expire on a country-by-country basis on the later of 10 years following the first commercial sale of the product in each respective country or expiration of the last to expire patent covering the product in such country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by Cascadian on 180 days' notice to Array. Cascadian and Array have also agreed to indemnify the other party for certain of their respective warranties and obligations under the License Agreement.

AstraZeneca

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY- 142886), together with two other compounds, which we invented during the collaboration, for oncology indications. We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. Our research obligations ended in 2004 and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration. To date, we have earned $26.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $70.0 million (with $30 million specific for selumetinib) and royalties on product sales.

Development Status: AstraZeneca is continuing to advance selumetinib in two registration trials: differentiated thyroid cancer (ASTRA) and Neurofibromatosis Type 1, or NF1. AstraZeneca estimates the availability of top-line results for both trials in 2017. In August 2016, AstraZeneca announced results from the Phase 3 SELECT-1 trial of selumetinib in combination with docetaxel chemotherapy as 2nd-line treatment in patients with KRAS mutation-positive locally-advanced or metastatic non-small cell lung cancer. The results showed that the trial did not meet its primary endpoint of progression-free survival, and selumetinib did not have a significant effect on overall survival. The adverse event profiles for selumetinib and docetaxel were consistent with those seen previously.

The AstraZeneca Agreement contains substantive potential milestone payments of up to $36.0 million for nine remaining developmental milestones for Selumetinib and up to $34.0 million for the achievement of three commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan for Selumetinib.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and we are entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was expanded in 2005, 2008, and 2009 to develop clinical candidates directed against additional targets and, in 2010 the term of funded research was extended through January 2013, after which the research term ended. In February 2015, the parties again amended the 2003 agreement to terminate each party's continuing rights and obligations with respect to one of the molecular targets under the agreement in exchange for a payment by Array to Genentech that was made in March 2015 following the effectiveness of the amendment on March 2, 2015. Genentech is advancing 2 collaborative drugs: ipatasertib, an AKT inhibitor, in multiple Phase 2 trials and GDC-0994, an ERK inhibitor, in a Phase 1 trial.

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,
	2016	2015

Furniture and fixtures	$2,647	$2,647
Equipment	26,120	26,120
Computer hardware and software	15,953	14,336
Leasehold improvements	15,577	15,335
Property and equipment, gross	60,297	58,438
Less: accumulated depreciation and amortization	(53,617)	(53,388)
Property and equipment, net	$6,680	$5,050

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2016	2015

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount and fees	(33,145)	(39,520)
Long-term debt, net	$113,655	$107,280

Comerica Bank

We entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and provides for a $15 million term loan and a revolving line of credit of $2.8 million. The term loan bears interest at a variable rate and we currently have $14.6 million outstanding under the term loan. The revolving line of credit was established to support standby letters of credit in relation to our facilities leases, and has not been drawn upon.

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and the revolving line of credit will mature in September 2016 unless extended. Effective December 31, 2013, the interest rate on the term loan was amended to be equal to the Prime Rate, if the balance of our cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10 million, or equal to the Prime Rate plus 2% if this balance is less than $10 million. As of June 30, 2016, the term loan with Comerica had an interest rate of 3.5% per annum. All principal is due at maturity and interest is paid monthly.

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

We use a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both June 30, 2016 and 2015, and was determined using Level 2, observable inputs other than quoted prices in active markets.

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

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.8 million and $2.1 million as of June 30, 2016 and 2015, respectively.

The fair value of the Notes was $110.2 million and $142.2 million at June 30, 2016 and 2015, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Year Ended June 30,
	2016	2015	2014
Comerica Term Loan
Simple interest	$501	$480	$479
Amortization of fees paid for letters of credit	31	44	48
Total interest expense on the Comerica term loan	532	524	527

Convertible Senior Notes
Contractual interest	3,967	3,968	3,979
Amortization of debt discount	6,033	5,447	4,932
Amortization of debt issuance costs	342	308	278
Total interest expense on the convertible senior notes	10,342	9,723	9,189
Total interest expense	$10,874	$10,247	$9,716

Commitment Schedule

We are required to make principal payments for our long-term debt as follows during the fiscal years ending June 30 (in thousands):

Principal Due

2017	$—
2018	14,550
2019	—
2020	132,250
2021	—
Thereafter	—
$146,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases that expire through 2025. Our most significant lease in Boulder, Colorado was amended during the 2015 fiscal year, expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We are currently leasing approximately 131,000 square feet. In addition to minimum lease payments, we are contractually obligated under some of our lease agreements to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Future minimum rental commitments for our operating leases, by fiscal year and in the aggregate, as of June 30, 2016, are (in thousands):

Rental Payments

2017	$3,750
2018	3,540
2019	3,539
2020	3,581
2021	3,651
Thereafter	14,347
$32,408

Our facilities rent expense was as follows (dollars in thousands):

	Year Ended June 30,
	2016	2015	2014

Cash paid for rent	$4,785	$8,276	$8,878
Deferred rent credits	(1,270)	(3,236)	(3,645)
Rent expense, net	$3,515	$5,040	$5,233

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Option and Incentive Plan

In September 2000, our Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan"). As of June 30, 2016, 19,228,677 shares of common stock are reserved for future issuance under the Option and Incentive Plan to our eligible employees, consultants and directors. Of the shares available for future issuance, 2,282,592 are available for issuance as incentive stock options. The remaining shares can be used for other awards. In addition, the Option and Incentive Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

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

Warrants

Associated with our previously outstanding long-term debt arrangements with Deerfield Capital, which have been paid in full, we issued warrants to Deerfield to purchase 6,000,000 shares of common stock at an exercise price of $3.65 and warrants to purchase 6,000,000 shares of common stock at an exercise price of $4.19. The warrants contain the same terms, except for the lower per share exercise price. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in stockholders' deficit with the offset to debt discount. The debt discount was amortized using the effective interest method and recorded as interest expense in the accompanying statements of operations and comprehensive income (loss) from the respective draw dates until June 10, 2013, when the Deerfield credit facilities were repaid and the recognition of the remaining debt discount was accelerated. The warrants were sold by Deerfield Capital to an unrelated third party during the fiscal year 2015. During fiscal year 2016, 3,996,298 warrants with an exercise price of $3.65 were exercised on a cashless basis for approximately 223,000 common shares. Additionally, approximately 12,000 warrants with an exercise price of $3.65 were exercised for approximately 12,000 common shares. All of the remaining warrants expired on June 30, 2016.

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

In August 2015, the Company amended its Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013 to permit the sale by Cantor, acting as its sales agent, of up to $75 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. From July 1, 2016 through July 31, 2016, the Company sold 1.3 million shares of common stock in accordance with the amended Sales Agreement for net proceeds of approximately $4.8 million.

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Year Ended June 30,
	2016	2015

Total shares of common stock sold	566	8,965
Average price per share	$5.28	$5.30
Gross proceeds	$2,992	$47,500
Commissions earned by Cantor and other costs	$100	$956

NOTE 10 – SHARE-BASED COMPENSATION

Total share-based compensation expense recorded for employee equity awards issued pursuant to the Option and Incentive Plan and for shares issued under the ESPP was $7.3 million, $7.8 million and $4.3 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Share-based compensation for the year ending June 30, 2016, 2015 and 2014 consisted of:

	Year Ended June 30,
	2016	2015	2014
Awards issued to employees	$7,283	$7,513	$4,331
Options issued to transitioned CMC employees, net of other CMC share-based compensation amounts	—	251	—
Other non-employee awards	—	296	—
Total share-based compensation expense	$7,283	$8,060	$4,331

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

Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Year Ended June 30,
	2016	2015	2014

Risk-free interest rate	1.30% - 1.83%	1.5% - 2.1%	1.7% - 2.1%
Expected option term in years	5.5 - 6.25	6.25	6.25
Expected volatility	55.7% - 60.1%	60.8% - 67.1%	67.8% - 68.9%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$1.95	$3.86	$2.91

The fair values of our non-employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair value for the period presented:

Year Ended June 30,
2015

Risk-free interest rate	0.4% - 0.6%
Expected option term in years	1.25 - 2.00
Expected volatility	58.9% - 61.2%
Dividend yield	0%
Weighted average grant date fair value	$2.16

The following table summarizes our stock option activity under the Option and Incentive Plan for the year ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	10,750,863	$5.30
Granted	3,275,669	$3.69
Exercised	(419,179)	$3.43
Forfeited	(1,245,008)	$6.08
Expired or canceled	(714,750)	$5.82
Outstanding balance at June 30, 2016	11,647,595	$4.80	7.5	$1,777
Vested and expected to vest at June 30, 2016	9,816,010	$4.83	7.2	$1,310
Exercisable at June 30, 2016	5,627,819	$4.88	5.9	$521

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2016, of $3.56 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised during the years ended June 30, 2016, 2015 and 2014 was $0.7 million, $2.3 million, and $2.0 million, respectively.

As of June 30, 2016, there was approximately $9.5 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options in the table above, which is expected to be recognized over a weighted average period of 2.7 years.

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

A summary of the status of our non-vested RSUs as of June 30, 2016 and changes during the year ended June 30, 2016, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2015	678,247	$5.35
Granted	329,597	$3.31
Vested	(160,828)	$5.12
Forfeited	(14,916)	$7.30
Unvested at June 30, 2016	832,100	$4.55

As of June 30, 2016, there was $1.7 million of total unrecognized compensation cost related to non-vested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The fair value for RSUs that vested during the year ended June 30, 2016 and 2015, was $0.8 million and $1.8 million, respectively. RSUs granted during the year ended June 30, 2016 and 2015 had a fair value of $1.1 million and $4.9 million at grant date, respectively.

Employee Stock Purchase Plan

Following approval by our shareholders at our 2014 Annual Meeting, an additional 600,000 shares of our common stock were reserved for issuance under the ESPP, bringing the total amount of our common shares reserved for issuance under the ESPP to an aggregate of 5,250,000 shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of June 30, 2016, we had 586,104 shares available for issuance under the ESPP. We issued 265,179, 240,366 and 309,287 shares under the ESPP during fiscal 2016, 2015 and 2014, respectively.

NOTE 11 – EMPLOYEE BENEFIT PLAN

Employee Savings Plan

Array has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. Array matches up to 4% of employee contributions on a discretionary basis as determined by our Board of Directors. Company contributions are fully vested after four years of employment. We paid matching contributions of approximately $952 thousand, $1.1 million, and $1.2 million, during the years ended June 30, 2016, 2015 and 2014, respectively.

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

NOTE 13 – INCOME TAXES

We have accumulated net losses since inception and have not recorded an income tax provision or benefit during fiscal 2016, 2015 and 2014.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations and comprehensive income (loss) is set forth in the following table:

	Year Ended June 30,
	2016	2015	2014

U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(53.4)	110.2	(37.5)
Change in tax contingency reserve (releases)	(5.7)	38.4	(0.3)
State income taxes, net of federal taxes	2.1	11.1	3.1
Stock-based compensation	(1.1)	10.5	(1.2)
Available research and experimentation tax credits	5.0	(29.6)	2.0
Orphan drug credit	19.3	(176.0)	—
Rate change	—	1.0	—
Effect of other permanent differences	—	0.4	(0.1)
Other	(0.2)	—	—
Total	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of our deferred tax assets and liabilities are (in thousands):

	June 30,
	2016	2015
Deferred tax assets
Accrued benefits	$2,568	$2,030
Inventory reserve	1,514	1,514
Net operating loss carryforwards	201,571	178,120
Capital loss carryforwards	—	61
Research and experimentation credit carryforwards	33,834	31,004
Orphan drug credit carryforwards	45,420	21,838
Third party agreement payment	8,452	9,070
Deferred revenue	670	3,818
Deferred rent	1,772	1,707
Stock compensation	4,499	3,375
Depreciation of property and equipment	4,112	4,519
Loan costs on convertible senior notes	278	371
Other	35	12
Total deferred tax assets	304,725	257,439
Deferred tax liabilities
Discount on convertible senior notes	(11,639)	(13,877)
Unrealized gain (loss) on marketable securities	(3)	(2)
Total deferred tax liabilities	(11,642)	(13,879)
Less valuation allowance	(293,083)	(243,560)
Net deferred tax assets	$—	$—

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We had a net loss of $92.8 million for the year ended June 30, 2016. We continue to believe that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, we continue to provide a full valuation allowance on our deferred tax assets. We did not record a tax provision for the years ended June 30, 2016, 2015 and 2014, due to our estimate that the effective tax rate for each year being 0%.

Future realization depends on the future earnings of Array, if any, the timing and amount of which are uncertain as of June 30, 2016. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in our statements of operations and comprehensive income (loss).

Certain tax benefits from employee stock option exercises are included in the deferred tax asset balances as of June 30, 2016 and 2015 as a component of our net operating loss carryforwards. The deferred tax asset balances as of June 30, 2016 and 2015 do not include excess tax benefits from stock option exercises of approximately $5.3 million and $5.3 million, respectively. Equity will be increased if and when management determines that it is more likely than not that such excess tax benefits will ultimately be realized.

As of June 30, 2016, we had available total net operating loss carryforwards of approximately $560.5 million, which expire in the years 2020 through 2036, federal research and experimentation credit carryforwards of $38.9 million, which expire in the years 2022 through 2036, and orphan drug credit carryforwards of $52.2 million, which begin to expire in 2033.

The Tax Reform Act of 1986 and certain state tax statutes limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, and may therefore result in the expiration of a portion of those carryforwards before they are utilized, if there has been a "change of ownership" as described in Section 382 of the

Internal Revenue Code ("IRC"), and under similar state provisions. The Company has performed a detailed analysis of Section 382 of the IRC though June 30, 2016.  Based on our analysis, approximately $40 thousand of our net operating losses as of the year ended June 30, 2016, may not be used to offset taxable income. We have provided a valuation allowance against the entire amount of our net operating loss and tax credit carryforwards. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.  Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.  We will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years.

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

The cumulative effect of accounting for tax contingencies in this manner has been recorded in deferred tax assets, net of the full valuation allowance, which resulted in no liability being recorded on our accompanying balance sheets. The total amount of unrecognized tax benefits as of and for the years ended June 30, 2016, 2015, and 2014 are (in thousands):

	Year Ended June 30,
	2016	2015	2014

Balance at beginning of year	$7,311	$3,676	$3,428
Additions based on tax positions related to the current year	5,071	3,551	712
Additions for tax positions of prior year	1,323	559	—
Reductions for tax positions of prior year	(544)	(475)	(464)
Balance at end of year	$13,161	$7,311	$3,676

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

The following table sets forth the computation of earnings per share (amounts in thousands except per share data):

	Year Ended June 30,
	2016	2015	2014

Net earnings (loss) - basic and diluted	$(92,840)	$9,369	$(85,257)

Weighted average shares outstanding - basic	142,964	136,679	123,403
Warrants	—	3,560	—
Stock options	—	1,300	—
RSUs	—	153	—
Weighted average shares outstanding - diluted	142,964	141,692	123,403

Per share data:
Basic	$(0.65)	$0.07	$(0.69)
Diluted	$(0.65)	$0.07	$(0.69)

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

	Year Ended
	June 30,
	2016	2015	2014
Convertible senior notes	18,762	18,762	18,762
Warrants	—	—	12,000
Stock options	11,648	7,332	6,922
RSUs	832	275	—
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	31,242	26,369	37,684

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize our unaudited quarterly operating results for the fiscal years ended June 30, 2016 and 2015 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$16,197	$35,430	$43,047	$43,205
Research and development for proprietary programs	$20,998	$41,351	$48,802	$49,504
Total operating expenses	$34,568	$56,952	$63,055	$65,513
Net loss	$(20,987)	$(24,164)	$(22,675)	$(25,014)
Net earnings (loss) per share – basic	$(0.15)	$(0.17)	$(0.16)	$(0.17)
Net earnings (loss) per share – diluted	$(0.15)	$(0.17)	$(0.16)	$(0.17)
Weighted average shares outstanding – basic	142,216	142,833	143,338	143,475
Weighted average shares outstanding – diluted	142,216	142,833	143,338	143,475

Fiscal Year Ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,069	$26,919	$6,601	$12,320
Research and development for proprietary programs	$12,190	$11,817	$11,817	$18,618
Total operating expenses	$31,166	$32,993	$32,144	$33,964
Net income (loss)	$(27,593)	$(8,611)	$58,307	$(12,734)
Net earnings (loss) per share – basic	$(0.21)	$(0.06)	$0.42	$(0.09)
Net earnings (loss) per share – diluted	$(0.21)	$(0.06)	$0.37	$(0.09)
Weighted average shares outstanding – basic	131,826	133,815	139,769	141,393
Weighted average shares outstanding – diluted	131,826	133,815	166,265	141,393

The net earnings (loss) per share amounts above may not sum to the annual amounts presented in our accompanying statements of operations and comprehensive income (loss) due to rounding.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended		Filed herewith
3.2	Bylaws of Array Biopharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association	8-K	001-16633	6/10/2013
4.3	First Supplemental Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association (including the form of global note for the 3.00% Convertible Senior Notes due 2020)	8-K	001-16633	6/10/2013
10.1	Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated November 16, 1999	S-1	333-45922	9/15/2000
10.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated August 31, 2000	S-1	333-45922	9/15/2000
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF-14A	001-16633	9/18/2015
10.4	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	10-K	001-16633	8/16/2012
10.5	Form of Incentive Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.6	Form of Nonqualified Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.7	Form of Restricted Stock Unit Agreement*	8-K	001-16633	8/20/2014
10.8	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF-14A	001-16633	9/12/2014
10.9	Employment Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.10	Noncompete Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.11	Confidentiality and Inventions Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.12	Employment Agreement, effective as of March 4, 2002, between registrant and John Moore*	10-K	001-16633	9/30/2002
10.13	Employment Agreement, dated May 13, 2014, between registrant and Nicholas A. Saccomano, Ph.D.*	10-K	001-16633	8/15/2014
10.14	Employment Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.15	Noncompete Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.16	Confidentiality and Inventions Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.17	Employment Agreement, dated September 11, 2014, between registrant and Andrew Robbins*	8-K	001-16633	9/12/14
10.18	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc., dated December 20, 2004*	8-K	001-16633	12/21/2004
10.19	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*	10-Q	001-16633	2/6/2006
10.20	Research Services Agreement between registrant and Eli Lilly and Company, dated March 22, 2000, as amended**	S-1	333-45922	9/15/2000
10.21	Research Agreement between registrant and Amgen Inc., dated as of November 1, 2001**	8-K/A	001-16633	2/6/2002
10.22	Lead Generation Collaboration Agreement between registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**	10-Q	001-16633	11/14/2001
10.23	Collaboration and License Agreement between registrant and AstraZeneca AB, dated December 18, 2003**	10-Q	001-16633	2/2/2004

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.24	Drug Discovery Collaboration Agreement between registrant and Genentech, Inc., dated December 22, 2003**	10-Q	001-16633	2/2/2004
10.25	Second Amendment, dated October 1, 2005, to the Drug Discovery Collaboration Agreement between registrant and Genentech, Inc.**	10-Q	001-16633	2/6/2006
10.26	Letter Agreement dated, July 30, 2009, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2009
10.27	Sixth Amendment to Drug Discovery Collaboration Agreement, dated as of September 30, 2010, between the registrant and Genentech, Inc.	10-Q	001-16633	11/9/2010
10.28	Seventh Amendment to Drug Discovery Collaboration Agreement, dated as of February 10, 2015, between the registrant and Genentech, Inc.**	10-Q	001-16633	5/7/2015
10.29	License Agreement, dated August 5, 2011, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2011
10.30
Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002, along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
		10-K	001-16633	9/13/2005
10.31	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.32	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.33	Exercise of Option to Extend Funding of Research FTEs, dated August 31, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002	10-Q	001-16633	11/6/2006
10.34	Drug Discovery Agreement between registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**	10-Q	001-16633	2/6/2006
10.35	Loan and Security agreement, dated June 28, 2005, by and between registrant and Comerica Bank	10-K	001-16633	9/13/2005
10.36	First Amendment to Loan and Security agreement, dated December 19, 2005, by and between registrant and Comerica Bank	10-Q	001-16633	2/6/2006
10.37	Second Amendment to Loan and Security Agreement, dated July 7, 2006, between the registrant and Comerica Bank	10-Q	001-16633	11/6/2006
10.38	Third Amendment to Loan and Security Agreement, dated June 12, 2008, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.39	Fourth Amendment to Loan and Security Agreement, dated March 11, 2009, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.40	Fifth Amendment to Loan and Security Agreement, dated September 30, 2009, between the registrant and Comerica Bank	8-K	001-16633	10/5/2009
10.41	Sixth Amendment to Loan and Security Agreement, dated March 31, 2010, between the registrant and Comerica Bank	8-K	001-16633	4/6/2010
10.42	Seventh Amendment to Loan and Security Agreement, dated June 11, 2011, between the registrant and Comerica Bank	10-K	001-16633	8/12/2011
10.43	Eighth Amendment to Loan and Security Agreement, dated December 28, 2012, between the registrant and Comerica Bank	10-Q	001-16633	2/6/2013
10.44	Ninth Amendment to Loan and Security Agreement dated June 4, 2013, by and between the registrant and Comerica Bank	8-K	001-16633	6/10/2013
10.45	Tenth Amendment to Loan and Security Agreement, dated December 31, 2013, between the registrant and Comerica Bank	10-Q	001-16633	2/5/14
10.46	Eleventh Amendment to Loan and Security Agreement, dated August 3, 2015, between the registrant and Comerica Bank	10-K	001-16633	8/21/2015
10.47	Twelve Amendment to Loan and Security Agreement, dated November 4, 2015, between the registrant and Comerica Bank	10-Q	001-16633	11/5/2015
10.48	Facilities Lease and Assignment, dated July 7, 2006, between the registrant and BMR-3200 Walnut Street LLC	10-Q	001-16633	11/6/2006
10.49	Description of Performance Bonus Program*	8-K	001-16633	8/3/2016

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.50	Collaboration and License Agreement, dated July 12, 2011, between the registrant and ASLAN Pharmaceuticals**	10-Q	001-16633	11/2/2011
10.51	Sales Agreement, dated March 27, 2013, by and between registrant and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.52	Amendment No. 1 to Sales Agreement, dated August 15, 2014, by and between registrant and Cantor Fitzgerald & Co.	POS-AM	333-189048	8/18/2014
10.53	Amendment No. 2 to Sales Agreement, dated August 3, 2015, by and between registrant and Cantor Fitzgerald & Co.	S-3ASR	333-206525	8/21/2016
10.54	Amendment No. 3 to Sales Agreement, dated November 4, 2015, by and between registrant and Cantor Fitzgerald & Co.	10-Q	001-16633	11/5/2015
10.55	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/12/2013
10.56	Amendment No. 1 to Drug Discovery Collaboration Agreement, dated November 26, 2013, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.57	Amendment No. 2 to Drug Discovery Collaboration Agreement, dated April 10, 2014, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.58	Amendment No. 3 to Drug Discovery Collaboration Agreement, dated October 13, 2014, between registrant and Loxo Oncology, Inc.**	10-Q	001-16633	2/4/2015
10.59	Amendment No. 4 to Drug Discovery Collaboration Agreement, dated March 31, 2015, by and between registrant and Loxo Oncology, Inc.***	10-K	001-16633	8/21/2015
10.60	Drug Discovery and Development Option and License Agreement, dated July 17, 2013, between the registrant and Celgene Corporation and Celgene Alpine Investment Co., LLC**	10-Q	001-16633	11/1/2013
10.61	License Agreement, dated December 11, 2014, between registrant and Oncothyreon, Inc.**	10-Q	001-16633	2/4/2015
10.62	Termination and Asset Transfer Agreement, dated November 26, 2014, between registrant and Novartis Pharmaceutical International Ltd. and Novartis Pharma AG**	10-Q	001-16633	2/4/2015
10.63	First Amendment to Termination and Asset Transfer Agreement, dated January 19, 2015, between registrant, Novartis Pharma AG and Novartis Pharmaceutical International Ltd.**	10-Q	001-16633	5/7/2015
10.64	LGX818 Asset Transfer Agreement, dated January 19, 2015, between registrant and Novartis Pharma AG**	10-Q	001-16633	5/7/2015
10.65	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (binimetinib)**	10-Q	001-16633	5/7/2015
10.66	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (encorafenib)**	10-Q	001-16633	5/7/2015
10.67	Asset Purchase Agreement, dated June 1, 2015, by and between registrant and Accuratus Lab Services, Inc.**	10-K	001-16633	8/21/2015
10.68	First Amendment to and Partial Termination of Lease, dated June 1, 2015, between the registrant and BMR-3200 Walnut Street LLC	10-K	001-16633	8/21/2015
10.69	Amended and Restated Development and Commercialization Agreement, dated December 2, 2015, between the registrant and Pierre Fabre Medicament SAS**	10-Q/A	001-16633	6/8/2016
10.70	Thirteenth Amendment to Loan and Security Agreement, dated June 29, 2016, between the registrant and Comerica Bank		Filed herewith
10.71	Employment Agreement, dated July 28, 2016, between registrant and Jason Haddock*		Filed herewith
10.72	Noncompete Agreement, dated July 28, 2016, between registrant and Jason Haddock*		Filed herewith
10.73	Confidentiality and Inventions Agreement, dated July 28, 2016, between registrant and Jason Haddock*		Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

*     Management contract or compensatory plan.
**    Confidential treatment of redacted portions of this exhibit has been granted.