Form 10-Q
period 2016-09-30
ARRAY BIOPHARMA INC
filed 2016-11-03
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the registrant had 168,547,320 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$65,842	$56,598
Marketable securities	50,810	53,344
Accounts receivable	33,938	39,302
Prepaid expenses and other current assets	7,429	6,057
Total current assets	158,019	155,301

Long-term assets
Marketable securities	662	596
Property and equipment, net	7,251	6,680
Other long-term assets	929	6,323
Total long-term assets	8,842	13,599
Total assets	$166,861	$168,900

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,921	$10,147
Accrued outsourcing costs	25,554	19,140
Accrued compensation and benefits	10,154	8,633
Other accrued expenses	1,942	1,068
Deferred rent	596	590
Notes payable at fair value	10,200	—
Deferred revenue	9,846	12,856
Total current liabilities	64,213	52,434

Long-term liabilities
Deferred rent	4,462	4,184
Deferred revenue	34,295	35,961
Long-term debt, net	115,353	113,655
Other long-term liabilities	662	598
Total long-term liabilities	154,772	154,398
Total liabilities	218,985	206,832

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized, 147,333,542 and 143,690,104 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	147	144
Additional paid-in capital	777,733	763,324
Accumulated other comprehensive income	11	7
Accumulated deficit	(830,015)	(801,407)
Total stockholders' deficit	(52,124)	(37,932)
Total liabilities and stockholders' deficit	$166,861	$168,900
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Revenue
Reimbursement revenue	$31,321	$9,623
Collaboration and other revenue	6,289	6,574
License and milestone revenue	1,661	—
Total revenue	39,271	16,197

Operating expenses
Cost of partnered programs	8,845	6,212
Research and development for proprietary programs	46,563	20,998
General and administrative	7,862	7,358
Total operating expenses	63,270	34,568

Loss from operations	(23,999)	(18,371)

Other income (expense)
Impairment loss related to cost method investment	(1,500)	—
Change in fair value of notes payable	(200)	—
Interest income	70	40
Interest expense	(2,979)	(2,656)
Total other income (expense), net	(4,609)	(2,616)

Net loss	$(28,608)	$(20,987)

Change in unrealized gain on marketable securities	4	12

Comprehensive loss	$(28,604)	$(20,975)

Net loss per share – basic	$(0.20)	$(0.15)
Net loss per share – diluted	$(0.20)	$(0.15)

Weighted average shares outstanding – basic	145,100	142,216
Weighted average shares outstanding – diluted	145,100	142,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Deficit
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2016	143,690	$144	$763,324	$7	$(801,407)	$(37,932)
Shares issued for cash under employee share plans, net	133	—	258	—	—	258
Employee share-based compensation expense	—	—	1,913	—	—	1,913
Issuance of common stock, net of offering costs	3,511	3	12,238	—	—	12,241
Change in unrealized gain on marketable securities	—	—	—	4	—	4
Net loss	—	—	—	—	(28,608)	(28,608)
Balance as of September 30, 2016	147,334	$147	$777,733	$11	$(830,015)	$(52,124)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(28,608)	$(20,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	475	473
Non-cash interest expense	1,698	1,543
Share-based compensation expense	1,913	1,759
Impairment loss related to cost method investment	1,500	—
Financing fees on notes payable	117	—
Change in fair value of notes payable	200	—
Changes in operating assets and liabilities:
Accounts receivable	5,364	(7,197)
Prepaid expenses and other assets	2,522	(426)
Accounts payable and other accrued expenses	(3,352)	2,743
Accrued outsourcing costs	6,414	257
Accrued compensation and benefits	1,521	1,257
Deferred rent	284	(445)
Deferred revenue	(4,676)	1,734
Other long-term liabilities	23	85
Net cash used in operating activities	(14,605)	(19,204)

Cash flows from investing activities
Purchases of property and equipment	(1,046)	(411)
Purchases of marketable securities	(46,182)	(41,331)
Proceeds from sales and maturities of marketable securities	48,695	60,949
Net cash provided by investing activities	1,467	19,207

Cash flows from financing activities
Proceeds from the issuance of common stock	12,572	—
Payment of stock offering costs	(331)	—
Proceeds from notes payable at fair value	10,000	—
Payment of financing fees on notes payable	(117)	—
Proceeds from employee stock purchases and options exercised	258	664
Net cash provided by financing activities	22,382	664

Net increase in cash and cash equivalents	9,244	667
Cash and cash equivalents at beginning of period	56,598	55,691
Cash and cash equivalents at end of period	$65,842	$56,358

Supplemental disclosure of cash flow information
Cash paid for interest	$130	$121
Change in unrealized gain on marketable securities	$4	$12

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited condensed financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. The Company's management performed an evaluation of its activities through the date of filing of this Quarterly Report on Form 10-Q.

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed with the SEC, from which the Company derived its balance sheet data as of June 30, 2016.

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

The Company believes its financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; (v) estimating the fair value of the notes payables and (vi) estimating the collectible portion of recorded accounts receivable.

Liquidity

With the exception of the 2015 fiscal year, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2016, the Company had an accumulated deficit of $830.0 million and it had net losses of $28.6 million for the three months ended September 30, 2016. We had a net loss of $92.8 million for the fiscal year ended June 30, 2016. We had net income of $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities. We had a net loss of $85.3 million the fiscal year ended June 30, 2014.

The Company has historically funded its operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents, marketable securities and accounts receivable as of September 30, 2016 will enable it to continue to fund operations in the normal course of business for at least the next 12 months. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders. The Company also may not successfully consummate new collaboration and license agreements that provide for upfront fees or milestone payments, or the Company may not earn milestone payments under such agreements when anticipated, or at all. The Company's ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond the Company's control.

The Company's assessment of its future need for funding and its ability to continue to fund its operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If the Company is unable to generate enough revenue from its existing or new collaboration and license agreements when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly late phase clinical trials on its wholly-owned programs. Insufficient liquidity may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to the Company and its stockholders than the Company would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent the Company from successfully executing its operating plan and, in the future, could raise substantial doubt about its ability to continue as a going concern. Further, as discussed in Note 4 – Debt, if at any time the Company's balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, the Company must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. The Company must also maintain a monthly liquidity ratio for the revolving line of credit with Comerica if it draws from the line of credit, which it has not done as of September 30, 2016.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2016	2015
Novartis	80.9%	65.0%
Loxo	7.6	17.7
	88.5%	82.7%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2016.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended
	September 30,
	2016	2015
North America	$4,098	$5,671
Europe	34,306	10,526
Asia Pacific	867	—
Total revenue	$39,271	$16,197

Accounts Receivable

Novartis accounted for 91% and 85% of the Company's total accounts receivable balance as of September 30, 2016 and June 30, 2016, respectively.

Summary of Significant Accounting Policies

The Company's other significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed with the SEC.

Equity Investments

As of September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that we received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. The Company does not have a controlling interest nor does it exert significant influence over VentiRx.  During the quarter ended September 30, 2016, a triggering event occurred related to the underlying viability of the investment, which caused the Company to record a $1.5 million impairment loss related to this investment.

Fair Value Measurements

We follow accounting guidance on fair value measurements for financial instruments measured at fair value on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial instruments:

Level 1: Unadjusted quoted prices in active markets for identical instruments.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Unobservable inputs for the asset or liability.Estimated fair values of financial instruments classified in Level 3 of the fair value hierarchy are determined using pricing models, discounted cash flow methodologies, or similar techniques, where the determination of fair value requires significant judgment or estimation.

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

Fair Value Option

As described further in Note 4 - Debt - Notes Payable, in September 2016, the Company issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. in the aggregate original principal amount of $10,000,000. The Company has elected the fair value option to account for these notes due to the complexity and number of embedded features. Accordingly, the Company records these notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the notes were recognized in earnings (as line item "change in fair value of notes payable") as incurred and were not deferred.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards.  Early adoption will be permitted, but not before the first quarter of 2017.  Adoption can occur using one of two prescribed transition methods.  In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of these new standards on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 on its financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within those reporting periods. The Company does not expect the adoption of ASU No. 2016-09 to have a material effect on its financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing. The new standard provides clarity on: identifying performance obligations and licensing in ASC 2014-09, which is not yet effective. For public companies, the amendments in ASU No. 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires that companies record expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses when estimated credit losses declines. The new standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be available for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that the impact that ASU 2016-03 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its financial statements and related disclosures.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$50,572	$12	$(1)	$50,583
Mutual fund securities	227	—	—	227
	50,799	12	(1)	50,810
Long-term available-for-sale securities:
Mutual fund securities	662	—	—	662
	662	—	—	662
Total	$51,461	$12	$(1)	$51,472

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$53,113	$8	$(1)	$53,120
Mutual fund securities	224	—	—	224
	53,337	8	(1)	53,344
Long-term available-for-sale securities:
Mutual fund securities	596	—	—	596
	596	—	—	596
Total	$53,933	$8	$(1)	$53,940

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $51.5 million and $53.9 million as of September 30, 2016 and June 30, 2016, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of September 30, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$50,572	$50,583
Total	$50,572	$50,583

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Reimbursement revenue
Novartis (1)	$31,321	$9,623

Collaboration and other revenue
Loxo	2,867	2,870
Pierre Fabre	1,778	—
Mirati	875	676
Novartis (2)	450	900
Asahi Kasei	267	—
Cascadian Therapeutics	37	29
Biogen Idec	—	1,218
Celgene	—	721
Other partners	15	160
Total collaboration and other revenue	6,289	6,574

License and milestone revenue
Pierre Fabre	750	—
Asahi Kasei	600	—
Mirati	208	—
Loxo	103	—
Total license and milestone revenue	1,661	—
Total revenue	$39,271	$16,197

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Novartis Agreements.

(2)	Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Binimetinib Agreement.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	September 30,	June 30,
	2016	2016
Pierre Fabre	$27,645	$28,395
Asahi Kasei	10,800	11,400
Mirati	2,958	3,167
Loxo	1,384	4,049
Novartis	1,350	1,800
Other partners	4	6
Total deferred revenue	44,141	48,817
Less: Current portion	(9,846)	(12,856)
Deferred revenue, long-term portion	$34,295	$35,961

Milestone Payments

The Development and Commercialization Agreement with Pierre Fabre Medicament SAS contains substantive potential milestone payments of up to $35.0 million for achievement of three regulatory milestones relating to European Commission marketing approvals for three specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications.

The Drug Discovery Collaboration Option Agreement with Mirati Therapeutics, Inc. contains substantive potential milestone payments of up to $9.3 million for four remaining developmental milestones and up to $337.0 million  for the achievement of seven commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan.

The Collaboration and License Agreement with Asahi Kasei contains milestone payments of up to $11.0 million related to the achievement of four regulatory milestones for up to five drug candidates and up to $52.5 million for a milestone payment at the time of the first commercial sale and the achievement of three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

The Collaboration and License Agreement with AstraZeneca, PLC contains substantive potential milestone payments of up to $36.0 million for nine remaining developmental milestones for Selumetinib and a back-up program and up to $34.0 million for the achievement of three commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan. Array is also entitled to double-digit royalties based on net sales under the agreement.

NOTE 4 – DEBT

Debt consists of the following (in thousands):

	September 30,	June 30,
	2016	2016
Notes payable at fair value	$10,200	$—
Notes Payable at fair value (current)	$10,200	$—

Comerica term loan	$14,550	$14,550
Convertible senior notes	132,250	132,250
Long-term debt, gross	146,800	146,800
Less: Unamortized debt discount and fees	(31,447)	(33,145)
Long-term debt, net	$115,353	$113,655
Notes Payable

On September 2, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. (collectively, “Redmile”) pursuant to which the Company issued to Redmile Subordinated Convertible Promissory Notes (the “Notes”) in the aggregate original principal amount of $10.0 million. The Notes bear interest at the rate of 5% per annum and, unless converted or otherwise repaid or satisfied as described below, the principal amount and all accrued interest thereon plus an aggregate exit fee of $3.0 million (the “Repayment Amount”) is due and payable on September 1, 2017 (the “Maturity Date”). If an event of default specified under the Notes occurs, subject to the terms and conditions contained in a Subordination Agreement with Comerica Bank described below, the Note holders may declare the Repayment Amount, and any other amounts payable under the Notes, immediately due and payable.

Conversion of the Notes

The Notes contemplate that, solely at the Company’s choice, the Company may elect to form a subsidiary (the “797 Subsidiary”) and contribute certain assets and rights relating to its drug ARRY-797 in exchange for all of the outstanding equity of such 797 Subsidiary. In such event, and if a preferred stock financing of the 797 Subsidiary of at least $10.0 million in aggregate gross proceeds (excluding conversion of the Note) to bona fide institutional investors other than the Note holders (a “Qualified Financing”) closes prior to the Maturity Date, then all outstanding principa

l and accrued interest under the Notes shall convert automatically into the shares of capital stock issued in the Qualified Financing at a conversion price equal to the lesser of (A) 80% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurs on or prior to March 1, 2017, or 70% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurs after March 1, 2017, and (B) the price per share calculated in the same manner as the price per share of equity securities sold in the Qualified Financing, but instead based on a pre-money valuation of the 797 Subsidiary of $75.0 million.

If the Company has not formed the 797 Subsidiary by the Maturity Date or, if a 797 Subsidiary was formed and a Qualified Financing has not closed on or prior to the Maturity Date, then the Company shall have the right to convert, on the Maturity Date, the Repayment Amount into shares of a newly established series of the Company's preferred stock, to be designated as Series A Convertible Preferred Stock, at a conversion price equal to the average daily volume-weighted average price per share of the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the Maturity Date. The shares issued upon any such conversion shall be subject to an aggregate cap equal to 19.99% of the outstanding shares of the Company’s common stock, on an as-converted basis, on the Maturity Date.

Other Repayment Provisions

If, solely at the Company’s choice, prior to the closing of a Qualified Financing or other conversion or repayment or other satisfaction in full of the Notes, the Company sells or transfers substantially all of the assets and rights relating to ARRY-797 to a third party other than the holders of the Notes or any of its affiliates (a “797 Sale”), then upon the closing of such 797 Sale and in full satisfaction of the Notes, the Company is required to pay to the Note holders an amount equal to the greater in the aggregate of (i) $20.0 million or (ii) 15% of the fair market value of the consideration actually paid to the Company or the 797 Subsidiary (or any of their respective affiliates or stockholders) in the 797 Sale, subject to an aggregate $100.0 million cap.

If, solely at the Company’s choice, the Company enters into an agreement with a third party other than the holders of the Notes or any of their affiliates to license ARRY 797 on an exclusive basis for the development and commercialization of ARRY-797 in all fields of use in the United States and any other territories (a “Qualified 797 License”) prior to the closing of a Qualified Financing or other conversion or repayment or other satisfaction in full of the Notes, then upon entering into such Qualified 797 License and in full satisfaction of the Notes, the Company is required to pay to the Note holders an amount in the aggregate equal to 50% of the first $50.0 million in aggregate milestone or royalty payments plus 20% of any subsequent milestone or royalty payments, in each case actually paid to the Company or the 797 Subsidiary (or any of their respective affiliates), as the case may be, pursuant to such Qualified 797 License, subject to an aggregate cap of $100.0 million. In addition, if solely at its choice the Company enters into an exclusive license for the development and commercialization of ARRY-797 to a third party in one or more territories that do not include the United States, the Note holders have the right to elect to treat such license agreement as a “Qualified 797 License” by giving Array written notice of such election with five business days of the effective date of the license agreement.

If all or substantially all of the assets of the Company are sold or other change in control of the Company specified in the Notes occurs prior to the closing of a Qualified Financing or other conversion or repayment or other satisfaction in full of the Notes, then upon the closing of such transaction and in full satisfaction of the Notes, at the third party acquirer’s option, the Company is required to either: (i) pay to the Note holders a cash amount in the aggregate equal to $40.0 million; or (ii) (A) pay to the Note holders a cash amount in the aggregate equal to $25.0 million; and (B) grant, or cause to be granted, a right of first refusal to the Note holders to acquire the 797 Subsidiary or the 797 Assets, as the case may be.

Registration Rights

If the Company elects to convert the Notes into shares of Series A Convertible Preferred Stock as described above, the Company has agreed in the Note Purchase Agreement to register such shares under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-3. In such event, the Company must file the registration statement on the Maturity Date and use commercially reasonable efforts to cause the registration statement to become effective as promptly as possible after such filing, but no later than 75 days after the Maturity Date. The Company may suspend the availability of the registration statement for up to 90 days for no more than 45 days in any 12-month period for any bona fide reason. If the Company defaults on certain of its obligations relating to the registration of such shares of Series A Preferred Stock, the Company must pay an amount in the aggregate equal to 5% of the purchase price of the Notes to which the affected registered shares relate. The Company has agreed to pay all costs and expenses associated with the registration of the Series A Convertible Preferred Stock and, with certain exceptions, to indemnify the holders of shares registered on any such registration against liabilities relating to any such registration.

Subordination

The obligations of the Company under the Notes have been subordinated to the obligations of the Company under the Loan and Security Agreement, dated as of June 28, 2005, as amended, with Comerica Bank pursuant to a Subordination Agreement by and among the Company, Redmile and Comerica Bank.

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option. The Company recognizes the Notes at fair value rather than at historical cost, with changes in fair value recorded in the statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. Upfront costs and fees related to items for which the fair value option is elected was $0.1 million and was recorded as a component of other expenses for the three months ended September 30, 2016. As of September 30, 2016, the fair value of the Notes was $10.2 million. For more information on the fair value determination of the Notes, see Note 5 - Redmile Notes.

Comerica Term Loan

The Company has entered into a Loan and Security Agreement with Comerica Bank dated June 28, 2005, which has been subsequently amended and provides for a $15.0 million term loan and a revolving line of credit of $2.8 million. The term loan bears interest at a variable rate and the Company currently has $14.6 million outstanding under the term loan. The revolving line of credit was established to support standby letters of credit in relation to the Company's facilities leases.

Under the terms of the amended Loan and Security Agreement, the term loan will mature in October 2017 and, pursuant to a recent amendment, the revolving line of credit which will mature in October 2017. The interest rate on the term loan equals the Prime Rate, if the balance of the Company's cash, cash equivalents and marketable securities maintained at Comerica is greater than or equal to $10.0 million, or equals the Prime Rate plus 2% if this balance is less than $10.0 million. As of September 30, 2016, the term loan with Comerica had an interest rate of 3.5% per annum. All principal is due at maturity and interest is paid monthly.

The Loan and Security Agreement requires the Company to maintain a balance of cash at Comerica that is at least equivalent to the Company's total outstanding obligation under the term loan if the Company's overall balance of cash, cash equivalents and marketable securities at Comerica and approved outside accounts is less than $22.0 million. The Company must also maintain a monthly liquidity ratio equal to at least 1.25 to 1.00 as of the last day of each month for the revolving line of credit calculated in accordance with the Loan and Security Agreement if the Company draws upon the revolving line of credit.

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

The Company uses a discounted cash flow model to estimate the fair value of the Comerica term loan. The fair value was estimated at $14.6 million as of both September 30, 2016 and June 30, 2016, and was determined using Level 2, observable inputs other than quoted prices in active markets.

Amendment to Comerica Loan Agreement

On September 2, 2016, the Company further amended the Loan and Security Agreement pursuant to a Fourteenth Amendment to Loan and Security Agreement. This amendment amended the calculation of the Liquidity Ratio that Array is required to maintain under the Loan and Security Agreement to exclude all subordinated debt from the calculation.

Convertible Senior Notes

On June 10, 2013, through a registered underwritten public offering, the Company issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Convertible Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and offering expenses.

The Convertible Notes are the general senior unsecured obligations of Array. The Convertible Notes bear interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year with all principal due at maturity. The Notes will mature on June 1, 2020, unless earlier converted by the holders or redeemed by the Company.

Prior to March 1, 2020, holders may convert the Convertible Notes only upon the occurrence of certain events described in a supplemental indenture the Company entered into with Wells Fargo Bank, N.A., as trustee, upon issuance of the Notes. On or after March 1, 2020, until the close of business on the scheduled trading day immediately prior to the maturity date, holders may convert their Notes at any time. Upon conversion, the holders will receive, at the Company's option, shares of the Company's common stock, cash or a combination of shares and cash. The Convertible Notes will be convertible at an initial conversion rate of 141.8641 shares per $1,000 in principal amount of Convertible Notes, equivalent to a conversion price of approximately $7.05 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the supplemental indenture. Holders of the Notes may require the Company to repurchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if there is a qualifying change in control or termination of trading of the Company's common stock.

On or after June 4, 2017, the Company may redeem for cash all or part of the outstanding Convertible Notes if the last reported sale price of its common stock exceeds 130% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending within seven trading days immediately prior to the date the Company provides the notice of redemption to holders. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest. If the Company were to provide a notice of redemption, the holders could convert their Convertible Notes up until the business day immediately preceding the redemption date.

In accordance with ASC 470-20, the Company used an effective interest rate of 10.25% to determine the liability component of the Convertible Notes. This resulted in the recognition of $84.2 million as the liability component of the Convertible Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.7 million and $1.8 million as of September 30, 2016 and June 30, 2016, respectively.

The fair value of the Convertible Notes was approximately $157.7 million and $110.2 million at September 30, 2016 and June 30, 2016, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Notes payable
Simple interest	$38	$—
Fees paid	118	—
Total interest expense on the notes payable at fair value	156	—
Comerica Term Loan
Simple interest	130	121
Amortization of fees paid for letters of credit	3	10
Total interest expense on the Comerica term loan	133	131

Convertible Senior Notes
Contractual interest	992	992
Amortization of debt discount	1,607	1,451
Amortization of debt issuance costs	91	82
Total interest expense on the convertible senior notes	2,690	2,525
Total interest expense	$2,979	$2,656

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis on the condensed balance sheets as of September 30, 2016:

	Fair Value Measurement as of September 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$50,583	$—	$—	$50,583
Mutual fund securities	$227	$—	$—	$227
Long-term Assets
Mutual fund securities	$662	$—	$—	$662

Liabilities
Notes payable, at fair value	$—	$—	$10,200	$10,200

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three months ended September 30, 2016:

($ in thousands)	Notes Payable at Fair Value
Balance at June 30, 2016	$—
Additions during the period	10,000
Change in fair value	200
Balance at September 30, 2016	$10,200

Redmile Notes

To measure the fair value of the principal amount on the Notes issued to Redmile, the Company utilized a Monte Carlo simulation to determine the mode of payment of the principal amount by potential outcome and scenario, and the income approach, discounting the principal amount due under the Notes Payable by market interest rates by potential scenario. The Monte Carlo simulation utilized the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. Assumptions used in the estimates represent what market participants would use in pricing the liability components, including market interest rates, credit standing, yield curves, volatilities, and risk-free rates, all of which are defined as Level 2 observable inputs. To measure the fair value of the conversion feature of the Notes issued to Redmile, an analysis was performed to determine the pre-money value of the 797 Subsidiary. The pre-money value of the 797 Subsidiary was then utilized to determine the fair value of the conversion feature, based on the conversion mechanics of the Notes Payable by potential scenario. The estimated volatilities and the risk-free rates were incorporated into the Monte Carlo simulation for the principal amount of these Notes by potential scenario and were weighted based on the probability of each scenario occurring. Subsequently, the estimated implied interest rates were applied to the principal amount of these Notes by potential scenario and were weighted based on the probability of each scenario occurring. Scenarios and probabilities were based on management estimates and were incorporated into the determination of the fair values of the principal amount and the conversion feature of the Notes .

The fair values of the principal amount of the Notes were impacted by certain unobservable inputs, most significantly the discount rates used, the probabilities of certain scenarios occurring, expected volatility, share price performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Controlled Equity Offering

The Company has entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which has been subsequently amended to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. The Company received net proceeds on sales under the Sales Agreement of approximately $12.2 million at a weighted average price of $3.58 during the three months ended September 30, 2016.

NOTE 7 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $1.9 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below:

	Three Months Ended September 30,
	2016	2015
Risk-free interest rate	1.06% - 1.24%	1.6% - 1.8%
Expected option term in years	5.5	6.25
Expected volatility	57.0% - 58.6%	59.3% - 60.1%
Dividend yield	0%	0%
Weighted average grant date fair value	$1.92	$3.29

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the three months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	11,647,595	$4.80
Granted	768,000	$3.74
Exercised	(110,541)	$3.47
Forfeited	(47,838)	$5.51
Expired or canceled	(179,929)	$8.23
Outstanding balance at September 30, 2016	12,077,287	$4.69	7.5	$27,112
Vested and expected to vest at September 30, 2016	10,244,745	$4.73	7.2	$22,611
Exercisable at September 30, 2016	5,675,371	$4.78	6.0	$12,450

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at September 30, 2016, of $6.75 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $295 thousand during the three months ended September 30, 2016. The total intrinsic value of all options exercised during the three months ended September 30, 2015 was $571 thousand.

As of September 30, 2016, there was approximately $9.5 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.6 years.

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

A summary of the status of the Company's unvested RSUs as of September 30, 2016 and changes during the three months ended September 30, 2016, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	832,100	$4.55
Granted	—	$—
Vested	(100,141)	$3.74
Forfeited	(1,714)	$3.45
Unvested at September 30, 2016	730,245	$4.59

As of September 30, 2016, there was $1.5 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.6 years. The fair market value on the grant date for RSUs that vested during the three months ended September 30, 2016 and 2015 was $375 thousand and $497 thousand, respectively. RSUs granted during the three months ended September 30, 2016 and 2015 had a value of $0 and $100 thousand, respectively, as of the grant date.

Employee Stock Purchase Plan

As of September 30, 2016, an aggregate of 5,250,000 shares of the Company's common stock are reserved for issuance under the ESPP. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of September 30, 2016, the Company had 586,104 shares available for issuance under the ESPP.

On October 27, 2016, the stockholders of the Company approved an increase, previously approved by the Board of Directors, in the number of shares of common stock reserved for issuance under the ESPP by 750,000 shares to an aggregate of 6,000,000 shares.

NOTE 8 - RELATED PARTY TRANSACTION

The Company is party to an agreement with Mirati Therapeutics, Inc. ("Mirati") whereby Array conducted a feasibility program for Mirati related to a particular target in exchange for an upfront payment of $1.6 million that was received in October 2014 (which was recognized as revenue over the subsequent twelve months) and other payments and potential payments as described below. In September 2015, Mirati exercised an option to extend the feasibility program for six months, for which Array received a $750 thousand option extension fee (which was recognized as revenue over the subsequent six months). During April 2016, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the agreement and Array received $2.5 million ("Option Exercise Fee") and will receive additional fess as reimbursement for research and development services. In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the Mirati agreement is a multi-deliverable arrangement with multiple deliverables: (1) the license rights, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services.

The Company determined that the license granted under the Mirati Agreement does not have stand-alone value apart from the services Array will provide.  Accordingly, the Option Exercise Fee received in the quarter ended June 30, 2016 is recorded as deferred revenue and is being recognized on a straight-line basis over three years, the period during which management expects that substantial development activities will be performed. Revenue recognized under this agreement was $1.1 million and $676 thousand for the three months ended September 30, 2016 and 2015, respectively.

Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati.

NOTE 9 - NET LOSS PER SHARE

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable under our convertible notes, notes payable at fair value, vested and unvested stock options and unvested RSUs, except where the effect of including them is anti-dilutive.

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	Three Months Ended
	September 30,
	2016	2015
Net loss - basic and diluted	$(28,608)	$(20,987)

Weighted average shares outstanding - basic	145,100	142,216

Weighted average shares outstanding - diluted	145,100	142,216

Per share data:
Basic	$(0.20)	$(0.15)
Diluted	$(0.20)	$(0.15)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Three Months Ended
	September 30,
	2016	2015
Convertible senior notes	18,762	18,762
Warrants	—	12,000
Stock options	12,077	10,430
RSUs	730	595
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	31,569	41,787

NOTE 10 - SUBSEQUENT EVENTS

On October 3, 2016, Array closed an underwritten public offering of 21,160,000 shares of its common stock, which included 2,760,000 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering, at a public offering price of $6.25 per share. The total net proceeds from the offering were $124.3 million, after underwriting discounts and commissions and offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include upfront, milestone and/or royalty payments, our ability to realize upfront, milestone and royalty payments under our existing or any future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2017 refers to the fiscal year ending June 30, 2017, and the first or current quarter refers to the quarter ended September 30, 2016.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Five registration studies are currently advancing related to three cancer drugs. These programs include three cancer drugs, binimetinib (MEK162), encorafenib (LGX818) and selumetinib (partnered with AstraZeneca).

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre	Phase 3
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2
Tucatinib/ONT-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
ARRY-382	CSF1R inhibitor for cancer		Phase 1

Binimetinib and Encorafenib
In March 2015, Array regained development and commercialization rights to binimetinib, a MEK inhibitor, under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and to encorafenib, a BRAF inhibitor, under the Asset Transfer Agreement with Novartis Pharma AG (collectively, the “Novartis Agreements”). Along with global ownership of both assets, Array received an upfront payment of $85 million from Novartis. We believe these programs present significant opportunity to Array in the area of oncology.

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

COLUMBUS

In September 2016, Array announced top-line results from Part 1 of the Phase 3 COLUMBUS study evaluating encorafenib and binimetinib in patients with BRAF-mutant advanced, unresectable or metastatic melanoma. The study met its primary endpoint, with the combination of encorafenib and binimetinib, referred to as the combination, significantly improving progression free survival (PFS) compared with vemurafenib, a BRAF inhibitor, alone. In the analysis of the primary endpoint, the median PFS for patients treated with the combination was 14.9 months versus 7.3 months for patients treated with vemurafenib; HR 0.54, (95% CI 0.41-0.71, p<0.001). The combination was generally well-tolerated and reported adverse events were overall consistent with previous clinical trial results of the combination in BRAF-mutant melanoma patients. Analysis of a secondary endpoint comparing the median PFS of patients treated with the combination to patients treated with encorafenib alone showed 14.9 months versus 9.6months, respectively; HR 0.75, (95% CI 0.56-1.00, p=0.051), which did not reach statistical significance. A complete analysis of these results will be provided to global regulatory authorities as part of planned submissions in 2017. In addition, data from Part 2 of the COLUMBUS trial are anticipated in mid-2017 and will also be provided to global health authorities as part of planned regulatory submissions seeking approval of these product candidates.

Further results from Part 1 of the COLUMBUS trial will be presented at the Society for Melanoma Research Congress on November 9, 2016. Analysis of the secondary endpoint of overall survival (OS) was not planned as part of these initial results. Binimetinib and encorafenib are investigational medicines and are not currently approved in any country.

Melanoma is the fifth most common cancer among men and the seventh most common cancer among women in the United States, with more than 76,000 new cases and over 10,000 deaths from the disease expected in 2016. Novel therapies that target the RAS/RAF/MEK/ERK pathway have a strong scientific rationale for activity in this disease, as up to 50 percent of patients with metastatic melanoma have activating BRAF mutations, the most common gene mutation in this patient population. Current marketed MEK/BRAF combination agents have a run rate forecasted to approach $1 billion in annual worldwide sales.

NEMO

In September 2016, Array announced that the FDA has accepted its NDA for binimetinib in NRAS-mutant melanoma with a target action date under the Prescription Drug User Fee Act (PDUFA) of June 30, 2017. Also, the Marketing Authorization Application (MAA) for binimetinib submitted by Pierre Fabre was validated and is currently under evaluation by the Committee for Medicinal Products for Human Use (CHMP). The FDA indicated that it plans to hold an advisory committee meeting (ODAC) in the first half of 2017 as part of the review process.

Results from the NEMO trial were presented at the 2016 ASCO Annual Meeting. The study met its primary endpoint of improving progression-free survival (PFS) compared with dacarbazine treatment. The median PFS on the binimetinib arm was 2.8 months, versus 1.5 months on the dacarbazine arm. In the pre-specified subset of patients who received prior treatment with immunotherapy, including ipilimumab, nivolumab or pembrolizumab, patients who received binimetinib experienced 5.5 months of median PFS, compared with 1.6 months for those receiving treatment with dacarbazine. While the results in the pre-specified sub-group of patients who had received prior treatment with immunotherapy are of interest, interpretation beyond overall consistency with the primary result should be made with care. Array anticipates that the primary consideration for marketing approval will be the results for the primary endpoint of the trial. In addition to improving PFS, binimetinib also demonstrated improvement in overall response rate (ORR) and disease control rate. While there was no statistically significant difference demonstrated in overall survival (OS), the median overall survival (mOS) favored the binimetinib arm. Under the NEMO protocol, and in accordance with accepted statistical practice, the subgroup analyses of OS are formally conducted only if the key secondary endpoint of OS reached statistical significance. Binimetinib was generally well-tolerated and the adverse events reported were consistent with previous results in NRAS-mutant melanoma patients.

Activating NRAS mutations are present in up to 20 percent of patients with metastatic melanoma, and are a poor prognostic indicator for these patients. Treatment options for this population remain limited beyond immunotherapy, and these patients face poor clinical outcomes and high mortality.

BEACON

In June 2016, Array, Pierre Fabre and Merck KGaA, Darmstadt, Germany, jointly initiated the BEACON CRC trial. Array is advancing BEACON CRC, a global Phase 3 trial of encorafenib and Erbitux® (cetuximab), with or without binimetinib, versus standard of care in patients with BRAF-mutant CRC who have previously received first-or second-line systemic therapy. In September 2016, Array announced that it has reached agreement with the FDA regarding a Special Protocol Assessment (SPA) related to BEACON CRC. The SPA acknowledges that the design and planned analysis of BEACON CRC adequately address the objectives necessary to support a regulatory submission for the approval of the doublet regimen of encorafenib and Erbitux®. The FDA also communicated that sharing evidence from the study that the triplet regimen (encorafenib, Erbitux and binimetinib) both met its primary endpoint of overall survival (OS) as compared to the control arm, and demonstrated a clinically meaningful benefit as compared to the doublet regimen, would provide support for approval of the triplet regimen. Array expects to have data from the safety lead-in portion of the study in 2017.

BEACON CRC was initiated based on results from a Phase 2 study of the combination of encorafenib and cetuximab, with or without alpelisib, a selective PI3K alpha inhibitor, in patients with advanced BRAF-mutant CRC, which were presented at the 2016 ASCO meeting. Data from this study suggest that median OS for these patients may exceed one year, which is more than double several historical published benchmarks for this population.

Array will act as the global sponsor of the study. Pursuant to the PF Agreement, Pierre Fabre has elected to co-fund 40% of the cost of the BEACON CRC trial. Merck KGaA, Darmstadt, Germany, is the owner of Erbitux outside the United States and Canada, and will supply Erbitux to all trial sites outside the United States and Canada as part of the collaboration. If successful, results would support regulatory submissions for all three parties.
Colorectal cancer is the third most common cancer among men and women in the United States, with more than 134,000 new cases and nearly 50,000 deaths from the disease projected in 2016. In the United States, BRAF mutations occur in 8 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients.

ARRY-382
Array is advancing a Phase 1/2 dose escalation immuno-oncology trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a Programmed Cell Death Receptor 1 (PD-1) antibody, in patients with advanced solid tumors. ARRY-382 is a wholly-owned, potent, highly selective, small-molecule inhibitor of CSF-1R kinase activity.

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

Results from a prior Phase 1 study designed to assess the safety, pharmacokinetics and pharmacodynamics of ARRY-382 for treating patients with cancer have been presented and a dose and schedule that demonstrates target engagement based on multiple pharmacodynamic biomarkers was identified for further study. ARRY-382 is an investigational medicine and is not currently approved in any country.

ARRY-797
In August 2016, Array announced results from a Phase 2 study of ARRY-797, an oral, selective p38 mitogen-activated protein kinase inhibitor, in patients with LMNA-related DCM, a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis. The trial results were presented at the European Society of Cardiology Congress 2016. The results demonstrated an absolute mean change from baseline of 69 meters on the six-minute walk test (6MWT) at week 12, the study's primary endpoint (baseline 6MWT ranged from 246 to 412 meters). This magnitude of improvement exceeded historical benchmarks for 6MWT that have served as the basis for recent approvals of other drugs in other rare diseases. ARRY-797 administration also resulted in sustained improvements in N-terminal pro-brain natriuretic peptide (NT-proBNP), functional capacity and cardiac function through 48 weeks in LMNA-related DCM patients. Patients who rolled over to a continuing treatment protocol maintained improvements in the 6MWT and NT-proBNP levels through 72 weeks of treatment. Other secondary endpoints measured including echocardiographic measures of left and right ventricular function and patient-reported outcomes using the Kansas City Cardiomyopathy Questionnaire (KCCQ), and both mirrored the improvements seen with the 6MWT. ARRY-797 was well tolerated with most patients experiencing mild to moderate adverse events, including stomatitis, acne and upper respiratory tract infection.

Taken together, the data to date suggest a path forward for this program, and Array has met with regulators to discuss the design of a study that could be the basis for marketing approval. Array is evaluating different options to advance the ARRY-797 program, including advancing it on its own, partnering the program for further development and commercialization or creating a separate company based on this asset.

LMNA-related DCM is estimated to occur in about 6,000 - 10,000 patients in the US. The number of patients currently identified with a molecular diagnosis is likely to be less than this estimate because of underutilization of genetic testing. Patients with LMNA-related DCM typically begin experiencing symptoms in their twenties or thirties and by age 45, nearly 70 percent of patients have had a heart transplant, have experienced a major cardiac event or have died. By comparison, only 25 percent of DCM patients who do not have LMNA mutations experience similar events by age 45. Currently, there are no disease-specific treatments approved for LMNA-related DCM. ARRY-797 is an investigational medicine and is not currently approved in any country.

We also have a portfolio of proprietary and partnered preclinical drug discovery programs.

On March 31, 2016, we announced a strategic collaboration with Asahi Kasei Pharma Corporation (AKP) to develop and commercialize select preclinical Tropomyosin receptor kinase A (TrkA) inhibitors, including Array-invented ARRY-954, for pain, inflammation and other non-cancer indications. We received a $12.0 million upfront payment in April 2016 and may receive up to $64.0 million in additional development and commercialization milestone payments, including up to double-digit royalties on future sales. We will retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retain full rights to cancer indications for all compounds excluding those being developed by AKP.

We have received a total of $901.6 million in research funding and in upfront and milestone payments from partners from inception through September 30, 2016, including $216.0 million in initial payments from strategic agreements that we entered into over the last six years. We received an upfront cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30.0 million in January 2016 from Pierre Fabre following approval of the PF Agreement by the European Commission on Competition. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or partnering agreements can be found in Note 5 – Collaboration and License Agreements to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2016 vs. 2015
	2016	2015	$	%
Reimbursement revenue	$31,321	$9,623	$21,698	225%
Collaboration and other revenue	6,289	6,574	$(285)	(4)%
License and milestone revenue	1,661	—	$1,661	(a)
Total revenue	$39,271	$16,197	$23,074	142%
______________________
(a) Not meaningful.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

As discussed in Note 3 - Collaboration and Other Agreements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, we regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, we entered into two Transition Agreements with Novartis dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under the Transition Agreements, Novartis provides us with substantial financial support for all transitioned clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of our fully-burdened FTE costs based on an agreed FTE rate. Novartis transitioned responsibility for Novartis-conducted trials at designated points for each trial and is providing continuing financial support to us for completing the trials. As shown in the table above, we recognized approximately $31.3 million and $9.6 million in reimbursement revenue for three months ended September 30, 2016 and 2015, respectively, which included reimbursements from Novartis under the Transition Agreements for specific clinical trials involving binimetinib and encorafenib for the periods presented.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue was approximately $6.3 million and $6.6 million for the three months ended September 30, 2016 and 2015, respectively.

Collaboration and other revenue includes $450 thousand and $900 thousand for the three months ended September 30, 2016 and 2015, respectively, for recognition of the amortized portion of the upfront payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. We are recording this revenue over a 28-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The remaining balance of this deferred revenue was $1.4 million at September 30, 2016.

License and Milestone Revenue

License and milestone revenue consists of upfront license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $1.7 million and $0, for the three months ended September 30, 2016 and 2015, respectively.

The majority of the license and milestone revenue for the three months ended September 30, 2016 relates to $0.8 million and $0.6 million in revenue from Pierre Fabre and Asahi Kasei, respectively, which resulted from previously received license payments earned in the current quarter.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change
	September 30,		2016 vs. 2015
	2016	2015	$	%
Cost of partnered programs	$8,845	$6,212	$2,633	42%
Research and development for proprietary programs	46,563	20,998	25,565	122%
General and administrative	7,862	7,358	504	7%
Total operating expenses	$63,270	$34,568	$28,702	83%

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

The increase in cost of partnered programs from approximately $6.2 million to $8.8 million for the three months ended September 30, 2015 and 2016, respectively, is primarily attributed to our portion of development costs relating to the BEACON study of binimetinib and encorafenib in partnership with Pierre Fabre.

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
Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change
	September 30,		2016 vs. 2015
	2016	2015	$	%
Salaries, benefits and share-based compensation	$8,362	$4,296	$4,066	95%
Outsourced services and consulting	34,633	13,982	20,651	148%
Laboratory supplies	1,607	1,266	341	27%
Facilities and depreciation	1,309	1,048	261	25%
Other	652	406	246	61%
Total research and development expenses	$46,563	$20,998	$25,565	122%

Research and development expenses for proprietary programs increased during the current three-month period primarily due to the advancement of clinical trials for binimetinib and encorafenib. During the first quarter of fiscal 2017, we also incurred costs associated with the commercialization to binimetinib and encorafenib in excess of costs incurred during the prior year.

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

General and administrative expenses increased slightly, to approximately $7.9 million compared to $7.4 million, for the three months ended September 30, 2016 and 2015, respectively.

The increase in general and administrative expenses during the three-month periods was primarily due to increased professional service fees to recover value added taxes paid in foreign countries to support the establishment of commercial supplies of binimetinb and ecnorafanib.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change
	September 30,		2016 vs. 2015
	2016	2015	$	%
Impairment loss related to cost method investment	$(1,500)	$—	$(1,500)	(a)
Change in fair value of notes payable	(200)	—	(200)	(a)
Interest income	70	40	30	75%
Interest expense	(2,979)	(2,656)	(323)	(12)%
Total other income (expense), net	$(4,609)	$(2,616)	$(1,993)	(76)%

(a) Not meaningful.

As of September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that we received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. We do not have a controlling interest nor do we exert significant influence over VentiRx.  During the quarter ended September 30, 2016, a triggering event occurred related to underlying viability of the investment  which caused us to record a $1.5 million impairment loss related to this investment.

Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to our term loan with Comerica Bank and our Notes Payable. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2016, we had an accumulated deficit of approximately $830.0 million, and we had a net loss of approximately $28.6 million for the three months ended September 30, 2016. We had net loss of approximately $92.8 million for the fiscal year ended June 30, 2016. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015 and a net loss of approximately $85.3 million for the fiscal year ended June 30, 2014.

For the three months ended September 30, 2016, our net cash used in operations was approximately $14.6 million. We have historically funded our operations from upfront fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We have entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, dated March 27, 2013, which has subsequently been amended to permit the sale by Cantor, acting as our sales agent, of up to $75.0 million in additional shares of our common stock from time to time in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 2% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. We received net proceeds of approximately $12.2 million and $0 on sales under the Sales Agreement during the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there is approximately $59.7 million available for future issuance under the Sales Agreement.

We accrued a liability of approximately $5.8 million at both September 30, 2016 and June 30, 2016 for estimated fiscal year 2016 annual employee bonuses. Under our annual performance bonus program, employees may receive a bonus payable in cash or in shares of our common stock if we meet certain financial, discovery, development and partnering goals during a fiscal year. Annual employee bonuses are typically paid in the second quarter of the next fiscal year. In October 2016, we paid approximately $5.8 million in cash bonuses to our employees under this performance bonus plan.

On September 2, 2016, we entered into a Note Purchase Agreement with Redmile from which we received net proceeds of $9.9 million as further discussed in Note 4 - Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On October 3, 2016, we closed an underwritten public offering of 21,160,000 shares of our common stock, which included 2,760,000 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering, at a public offering price of $6.25 per share. The total net proceeds from the offering were $124.3 million, after underwriting discounts and commissions and offering expenses.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements and milestone payments received under our drug collaborations and license arrangements, the sale of equity securities and proceeds provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of September 30, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include upfront, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for upfront fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involves substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading "Item 1A. Risk Factors" under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, if at any time our balance of total cash, cash equivalents and marketable securities at Comerica Bank and approved outside accounts falls below $22.0 million, we must maintain a balance of cash, cash equivalents and marketable securities at Comerica at least equivalent to the entire outstanding debt balance with Comerica, which is currently $14.6 million. We must also maintain a monthly liquidity ratio for the revolving line of credit with Comerica.

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be repaid by Novartis and within three months or less.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	September 30, 2016	June 30, 2016	$ Change
Cash and cash equivalents	$65,842	$56,598	$9,244
Marketable securities – short-term	50,810	53,344	(2,534)
Marketable securities – long-term	662	596	66
Accounts receivable	33,938	39,302	(5,364)
Total	$151,252	$149,840	$1,412

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change
Cash flows provided by (used in):
Operating activities	$(14,605)	$(19,204)	$4,599
Investing activities	1,467	19,207	(17,740)
Financing activities	22,382	664	21,718
Total	$9,244	$667	$8,577

Net cash used in operating activities decreased approximately $4.6 million between the comparable periods. The decrease in net cash used in operating activities was mainly due to the decrease in net loss of approximately $7.6 million.

Net cash provided by investing activities decreased $17.7 million due to a decrease in proceeds from maturities and sales of investment securities and an in increase purchases of securities during the current period, as compared to the prior year period where maturities and sales of investment securities exceeded purchases.

Net cash provided by financing activities increased $21.7 million primarily related to $12.2 million in net proceeds from common stock issuances and $9.9 million in net proceeds from Subordinated Convertible Promissory Notes we issued to Redmile in September 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of September 30, 2016, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at September 30, 2016, we would expect future interest income to increase or decrease by approximately $0.5 million over the next 12 months based on the current balance of $50.8 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Comerica of $14.6 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.5% on the Comerica debt as of September 30, 2016, would result in a change in our annual interest expense of $146 thousand.

Historically, and as of September 30, 2016, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2016, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 3rd day of November 2016.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-K	001-16633	8/19/2016
3.2	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.3	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.4	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Subordinated Convertible Promissory Note dated September 2, 2016 issued by Array BioPharma Inc. to Redmile Biopharma Investments I, L.P.	8-K	001-16633	9/2/2016
10.2	Subordinated Convertible Promissory Notes dated September 2, 2016 issued by Array BioPharma Inc. to Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	9/2/2016
10.3	Note Purchase Agreement dated September 2, 2016 by and between Array BioPharma Inc. and Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P.	8-K	001-16633	9/2/2016
10.4	Fourteenth Amendment to Loan and Security Agreement dated September 2, 2016 by and between Array BioPharma Inc. and Comerica Bank	8-K	001-16633	9/2/2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith