Form 10-Q
period 2016-12-31
ARRAY BIOPHARMA INC
filed 2017-02-09
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 3, 2017, the registrant had 169,007,245 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$62,785	$56,598
Marketable securities	151,147	53,344
Accounts receivable	43,122	39,302
Prepaid expenses and other current assets	6,835	6,057
Total current assets	263,889	155,301

Long-term assets
Marketable securities	822	596
Property and equipment, net	7,442	6,680
Other long-term assets	49	6,323
Total long-term assets	8,313	13,599
Total assets	$272,202	$168,900

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$6,454	$10,147
Accrued outsourcing costs	29,053	19,140
Accrued compensation and benefits	5,389	8,633
Other accrued expenses	1,167	1,068
Deferred rent	605	590
Notes payable at fair value	10,800	—
Deferred revenue	10,917	12,856
Total current liabilities	64,385	52,434

Long-term liabilities
Deferred rent	4,662	4,184
Deferred revenue	32,737	35,961
Long-term debt, net	117,544	113,655
Other long-term liabilities	822	598
Total long-term liabilities	155,765	154,398
Total liabilities	220,150	206,832

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized, 168,928,907 and 143,690,104 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	169	144
Additional paid-in capital	905,249	763,324
Accumulated other comprehensive income	(50)	7
Accumulated deficit	(853,316)	(801,407)
Total stockholders' equity (deficit)	52,052	(37,932)
Total liabilities and stockholders' equity (deficit)	$272,202	$168,900
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue
Reimbursement revenue	$27,948	$27,348	$59,269	$36,971
Collaboration and other revenue	6,030	6,977	12,319	13,551
License and milestone revenue	10,545	1,105	12,206	1,105
Total revenue	44,523	35,430	83,794	51,627

Operating expenses
Cost of partnered programs	9,026	5,663	17,871	11,875
Research and development for proprietary programs	46,469	41,351	93,032	62,349
General and administrative	8,834	9,938	16,696	17,296
Total operating expenses	64,329	56,952	127,599	91,520

Loss from operations	(19,806)	(21,522)	(43,805)	(39,893)

Other income (expense)
Impairment loss related to cost method investment	—	—	(1,500)	—
Change in fair value of notes payable	(600)	—	(800)	—
Interest income	212	51	282	91
Interest expense	(3,107)	(2,693)	(6,086)	(5,349)
Total other income (expense), net	(3,495)	(2,642)	(8,104)	(5,258)

Net loss	$(23,301)	$(24,164)	$(51,909)	$(45,151)

Change in unrealized loss on marketable securities	(61)	(54)	(57)	(42)

Comprehensive loss	$(23,362)	$(24,218)	$(51,966)	$(45,193)

Net loss per share – basic	$(0.14)	$(0.17)	$(0.33)	$(0.32)
Net loss per share – diluted	$(0.14)	$(0.17)	$(0.33)	$(0.32)

Weighted average shares outstanding – basic	168,127	142,833	156,613	142,524
Weighted average shares outstanding – diluted	168,127	142,833	156,613	142,524

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Equity (Deficit)
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2016	143,690	$144	$763,324	$7	$(801,407)	$(37,932)
Shares issued for cash under employee share plans, net	568	1	1,508	—	—	1,509
Employee share-based compensation expense	—	—	4,008	—	—	4,008
Issuance of common stock, net of offering costs / Public offering	21,160	21	124,171	—	—	124,192
Issuance of common stock, net of offering costs / At-the-market offering	3,511	3	12,238	—	—	12,241
Change in unrealized loss on marketable securities	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(51,909)	(51,909)
Balance as of December 31, 2016	168,929	$169	$905,249	$(50)	$(853,316)	$52,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(51,909)	$(45,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	971	859
Non-cash interest expense	3,439	3,106
Share-based compensation expense	4,008	3,612
Impairment loss related to cost method investment	1,500	—
Financing fees on notes payable	240	—
Change in fair value of notes payable	800	—
Changes in operating assets and liabilities:
Accounts receivable	(3,820)	(26,555)
Prepaid expenses and other assets	3,993	(825)
Accounts payable and other accrued expenses	(3,594)	7,092
Accrued outsourcing costs	9,913	3,079
Accrued compensation and benefits	(3,244)	(1,872)
Deferred rent	493	(891)
Deferred revenue	(5,163)	(4,153)
Other long-term liabilities	163	238
Net cash used in operating activities	(42,210)	(61,461)

Cash flows from investing activities
Purchases of property and equipment	(1,733)	(1,503)
Purchases of marketable securities	(197,516)	(74,853)
Proceeds from sales and maturities of marketable securities	99,494	134,577
Net cash (used in) provided by investing activities	(99,755)	58,221

Cash flows from financing activities
Net proceeds from the issuance of common stock / Public offering	124,192	—
Net proceeds from the issuance of common stock / At-the-market offering	12,241	2,884
Net proceeds from notes payable at fair value	9,760	—
Proceeds from employee stock purchases and options exercised	1,509	1,918
Payments of Comerica term loan principal	(14,550)	—
Proceeds from the issuance of the SVB term loan	15,000	—
Net cash provided by financing activities	148,152	4,802

Net increase in cash and cash equivalents	6,187	1,562
Cash and cash equivalents at beginning of period	56,598	55,691
Cash and cash equivalents at end of period	$62,785	$57,253

Supplemental disclosure of cash flow information
Cash paid for interest	$2,243	$2,224
Change in unrealized loss on marketable securities	$(57)	$(42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. (also referred to as "Array,","we", "us", "our" or "the Company"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule cancer therapies.

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed with the SEC on August 19, 2016, from which the Company derived its balance sheet data as of June 30, 2016.

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

The Company believes its financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating the fair value of the notes payables.

Liquidity

With the exception of the 2015 fiscal year, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2016, the Company had an accumulated deficit of $853.3 million and it had net losses of $23.3 million and $51.9 million for the three and six months ended December 31, 2016, respectively. The Company had a net loss of $92.8 million for the fiscal year ended June 30, 2016. The Company had net income of $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities. The Company had a net loss of $85.3 million the fiscal year ended June 30, 2014.

The Company has historically funded its operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents, marketable securities and accounts receivable as of December 31, 2016 will enable it to continue to fund operations in the normal course of business for at least the next 12 months. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

On October 3, 2016, Array closed an underwritten public offering of 21.2 million shares of its common stock at a public offering price of $6.25 per share. The total net proceeds from the offering were $124.2 million, after underwriting discounts and commissions and offering expenses. The Company also sells shares of its common stock to the public from time to time in an at-the-market offering under a Sales Agreement with Cantor Fitzgerald. As of December 31, 2016, the Company has received net proceeds totaling $135.3 million since September 2013 under the Sales Agreement, and the Company may sell up to $59.7 million in additional shares of common stock under the Sales Agreement with Cantor Fitzgerald. The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders. The Company also may not successfully consummate new collaboration and license agreements that provide for upfront fees or milestone payments, or the Company may not earn milestone payments under such agreements when anticipated, or at all. The Company's ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond the Company's control.

The Company's assessment of its future need for funding and its ability to continue to fund its operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If the Company is unable to generate enough revenue from its existing or new collaboration and license agreements when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly late phase clinical trials on its wholly-owned programs. Insufficient liquidity may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to the Company and its stockholders than the Company would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent the Company from successfully executing its operating plan and, in the future, could raise substantial doubt about its ability to continue as a going concern. Further, as discussed in Note 4 – Debt, the Company is required to maintain a balance of unrestricted cash and cash equivalents at Silicon Valley Bank plus eligible accounts of at least two times the entire outstanding debt balance with Silicon Valley Bank, which is currently $15.0 million. The Company must also maintain a monthly liquidity ratio for the revolving line of credit with Silicon Valley Bank if it draws from the line of credit, which it has not done as of December 31, 2016.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Novartis	63.8%	79.7%	71.8%	75.1%
Loxo	18.6	10.9	13.5	13.0
	82.4%	90.6%	85.3%	88.1%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2016.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
North America	$9,528	$7,055	$13,626	$12,726
Europe	34,035	28,375	68,341	38,901
Asia Pacific	960	—	1,827	—
Total revenue	$44,523	$35,430	$83,794	$51,627

Accounts Receivable

Novartis accounted for 65% and 85% of the Company's total accounts receivable balance as of December 31, 2016 and June 30, 2016, respectively. Largely as the result of milestone payments, Loxo accounted for 23% and 7% of the Company's total accounts receivable balance as of December 31, 2016 and June 30, 2016, respectively.

Summary of Significant Accounting Policies

The Company's other significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed with the SEC.

Equity Investments

Prior to September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that the Company received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. The Company did not have a controlling interest nor does it exert significant influence over VentiRx.  During the quarter ended September 30, 2016, a triggering event occurred related to the underlying viability of the investment, which caused the Company to record a $1.5 million impairment loss related to this investment at that time.

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

Fair Value Option

As described further in Note 4 - Debt - Notes Payable, in September 2016, the Company issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. in the aggregate original principal amount of $10.0 million. The Company has elected the fair value option to account for these notes due to the complexity and number of embedded features. Accordingly, the Company records these notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the notes were recognized in earnings (as line item "change in fair value of notes payable") as incurred and were not deferred.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning July 1, 2018, and may be adopted earlier, but not before July 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. We are currently evaluating the impact that ASU 2014-09 will have on the Company’s financial statements and determining the transition method, including the period of adoption, that we will apply.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate ASU 2016-18 will have a material impact upon adoption.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate ASU 2017-01 will have a material impact upon adoption.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$150,965	$2	$(52)	$150,915
Mutual fund securities	232			232
	151,197	2	(52)	151,147
Long-term available-for-sale securities:
Mutual fund securities	822			822
	822	—	—	822
Total	$152,019	$2	$(52)	$151,969

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$53,113	$8	$(1)	$53,120
Mutual fund securities	224	—	—	224
	53,337	8	(1)	53,344
Long-term available-for-sale securities:
Mutual fund securities	596	—	—	596
	596	—	—	596
Total	$53,933	$8	$(1)	$53,940

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $152.0 million and $53.9 million as of December 31, 2016 and June 30, 2016, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of December 31, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$150,965	$150,915
Total	$150,965	$150,915

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Reimbursement revenue
Novartis (1)	$27,948	$27,348	$59,269	$36,971

Collaboration and other revenue
Loxo	1,938	2,849	4,805	5,719
Pierre Fabre	2,375	—	4,153	—
Mirati	875	898	1,750	1,574
Novartis (2)	450	900	900	1,800
Asahi Kasei	361	—	628	—
Cascadian Therapeutics	15	15	52	44
Biogen Idec	—	1,598	—	2,816
Celgene	—	721	—	1,442
Other partners	16	(4)	31	156
Total collaboration and other revenue	6,030	6,977	12,319	13,551

License and milestone revenue
Pierre Fabre	750	105	1,500	105
Asahi Kasei	600	—	1,200	—
Mirati	208	—	416	—
Loxo	6,362	1,000	6,465	1,000
Roche	2,500	—	2,500	—
Other Partners	125	—	125	—
Total license and milestone revenue	10,545	1,105	12,206	1,105
Total revenue	$44,523	$35,430	$83,794	$51,627

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Transition Agreements with Novartis.

(2)
Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Termination and Asset Transfer Agreement with Novartis relating to binimetinib.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	December 31,	June 30,
	2016	2016
Pierre Fabre	$26,895	$28,395
Asahi Kasei	10,200	11,400
Mirati	2,750	3,167
Loxo	2,905	4,049
Novartis	900	1,800
Other partners	4	6
Total deferred revenue	43,654	48,817
Less: Current portion	(10,917)	(12,856)
Deferred revenue, long-term portion	$32,737	$35,961

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

The Drug Discovery Collaboration Agreement with Loxo Oncology contains substantive potential milestone payments of up to $8.0 million for three remaining developmental milestones and up to $420.0 million for the achievement of fifteen commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the United States, the European Union and Japan.

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

NOTE 4 – DEBT

Debt consists of the following (in thousands):

	December 31,	June 30,
	2016	2016
Notes payable at fair value	$10,800	$—
Notes Payable at fair value (current)	$10,800	$—

Comerica term loan	$—	$14,550
Silicon Valley Bank term loan	15,000	—
Convertible senior notes	132,250	132,250
Long-term debt, gross	147,250	146,800
Less: Unamortized debt discount and fees	(29,706)	(33,145)
Long-term debt, net	$117,544	$113,655
Notes Payable

On September 2, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. (collectively, “Redmile”) pursuant to which the Company issued to Redmile Subordinated Convertible Promissory Notes (the “Notes”) in the aggregate original principal amount of $10.0 million. The Notes bear interest at the rate of 5% per annum and, unless converted or otherwise repaid or satisfied as described below, the principal amount and all accrued interest thereon plus an aggregate exit fee of $3.0 million (the “Repayment Amount”) is due and payable on September 1, 2017 (the “Maturity Date”). If an event of default specified under the Notes occurs, the Note holders may declare the Repayment Amount, and any other amounts payable under the Notes, immediately due and payable.

Conversion of the Notes

The Notes contemplate that, solely at the Company’s choice, the Company may elect to form a subsidiary (the “797 Subsidiary”) and contribute certain assets and rights relating to its drug ARRY-797 in exchange for all of the outstanding equity of such 797 Subsidiary. In such event, and if a preferred stock financing of the 797 Subsidiary of at least $10.0 million in aggregate gross proceeds (excluding conversion of the Note) to bona fide institutional investors other than the Note holders (a “Qualified Financing”) closes prior to the Maturity Date, then all outstanding principal and accrued interest under the Notes shall convert automatically into the shares of capital stock issued in the Qualified Financing at a conversion price equal to the lesser of (A) 80% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurs on or prior to March 1, 2017, or 70% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurs after March 1, 2017, and (B) the price per share calculated in the same manner as the price per share of equity securities sold in the Qualified Financing, but instead based on a pre-money valuation of the 797 Subsidiary of $75.0 million.

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

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option. The Company recognizes the Notes at fair value rather than at historical cost, with changes in fair value recorded in the statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. Upfront costs and fees related to items for which the fair value option is elected was $0.2 million and was recorded as a component of other expenses for the six months ended December 31, 2016. As of December 31, 2016, the fair value of the Notes was $10.8 million. For more information on the fair value determination of the Notes, see Note 5 - Redmile Notes.

Comerica Term Loan

Effective December 22, 2016, the Company terminated the Loan and Security Agreement with Comerica Bank dated June 28, 2005 and repaid in full the $15.0 million term loan, of which $14.6 million was outstanding, and terminated the standby letter of credit issued under the revolving line of credit of $2.8 million which had not been drawn down. In connection with the termination of the Loan and Security Agreement, Comerica Bank released all liens it held on the Company's assets.

Silicon Valley Bank Term Loan

On December 22, 2016 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $15.0 million (the “Term Loan Amount”) and a revolving line of credit of up to $5.0 million (“Revolving Line”). The Company may request advances under the revolving line of credit, which may be repaid and reborrowed, or utilize the line of credit for the issuance of letters of credit, foreign exchange contracts or other cash management services. The Company utilized $14.6 million of the proceeds from the term loan to repay in full its outstanding obligations under the Loan and Security Agreement dated June 28, 2005, as amended, with Comerica Bank. The entire Term Loan Amount was loaned on the Effective Date, and the Company has obtained a letter of credit in the amount of $2.8 million to secure the Company's obligations under its lease agreement for its Boulder, Colorado facilities. The cost of the term loan approximates it's fair value.
The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.00% (but not less than 0.00%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The Company must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, the Company must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021.
The Loan Agreement provides for a revolving line commitment fee of $50 thousand, payable in five equal installments from the Effective Date and an unusued revolving line facility fee equal to 0.20% per annum of the average unused portion of the Revolving Line. Upon repayment or acceleration of the term loan, a final payment fee equal to 8.00% of the Term Loan Amount is payable. The final payment fee is being recognized on a straight line basis over the term of the loan. If the term loan is prepaid or accelerated prior to the maturity date, the Company must also pay a fee equal to (i) 2.00% of the Term Loan Amount if such prepayment or acceleration occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.00% of the Term Loan Amount if such prepayment or acceleration occurs after the first anniversary of the Effective Date. If the revolving line is terminated prior to the maturity date for any reason, the Company must pay a termination fee equal to (i) 2.00% of the Revolving Line if such termination occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.00% of the Revolving Line if such termination occurs after the first anniversary of the Effective Date.
The Company granted SVB a first priority security interest in all assets other than its intellectual property, provided that accounts and proceeds of the Company’s intellectual property constitutes collateral and the Company has agreed not to encumber its intellectual property without SVB’s consent. The Loan Agreement contains customary covenants, including restrictions on changes in control of the Company, the incurrance of additional indebtedness, future encumbrances on Array’s assets, the payment of dividends or distributions on the Company’s common stock and the sale, lease, transfer or disposition of Binimetinib and Encorafenib outside of certain markets if the Company’s cash and cash equivalents maintained with SVB fall below certain levels. In addition, the Company must maintain a liquidity ratio, defined as (i) the Company’s unrestricted cash and cash equivalents maintained at SVB or its affiliates plus eligible accounts divided by (ii) all outstanding obligations owed to SVB, of at least 2.00 to 1.00, measured monthly.
Upon an event of default under the Loan Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Loan Agreement, including payment of all applicable termination and prepayment fees, demand that the Company deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Loan Agreement and at law or in equity.

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

In accordance with ASC 470-20, the Company used an effective interest rate of 10.25% to determine the liability component of the Convertible Notes. This resulted in the recognition of $84.2 million as the liability component of the Convertible Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.6 million and $1.8 million as of December 31, 2016 and June 30, 2016, respectively.

The fair value of the Convertible Notes was approximately $183.9 million and $110.2 million at December 31, 2016 and June 30, 2016, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Notes payable
Simple interest	$127	$—	$166	$—
Fees paid	123	—	241	—
Total interest expense on the notes payable at fair value	250	—	407	—
Comerica Term Loan
Simple interest	117	121	247	242
Amortization of fees paid for letters of credit	—	7	2	17
Total interest expense on the Comerica term loan	117	128	249	259
Silicon Valley Bank Term Loan
Simple interest	7	—	7	—
Amortization of fees paid for letters of credit	—	—	—	—
Total interest expense on the Silicon Valley Bank term loan	7	—	7	—

Convertible Senior Notes
Contractual interest	992	992	1,984	1,984
Amortization of debt discount	1,648	1,489	3,255	2,940
Amortization of debt issuance costs	93	84	184	166
Total interest expense on the convertible senior notes	2,733	2,565	5,423	5,090
Total interest expense	$3,107	$2,693	$6,086	$5,349

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table shows the fair value of the Company's financial instruments classified into the fair value hierarchy and measured on a recurring basis on the condensed balance sheets as of December 31, 2016:

	Fair Value Measurement as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$150,915	$—	$—	$150,915
Mutual fund securities	$232	$—	$—	$232
Long-term Assets
Mutual fund securities	$822	$—	$—	$822

Liabilities
Notes payable, at fair value	$—	$—	$10,800	$10,800

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the six months ended December 31, 2016, comprising the Redmile Notes described below:

($ in thousands)	Notes Payable at Fair Value
Balance at June 30, 2016	$—
Additions during the period	10,000
Change in fair value	800
Balance at December 31, 2016	$10,800

Redmile Notes

To measure the fair value of the principal amount on the Notes issued to Redmile, the Company was required to determine the fair value of the principal amount on the Notes and the conversion feature of the Notes. The Company utilized a Monte Carlo simulation to determine the method of payment of the principal amount by potential outcome and scenario, and applied the income approach to determine the fair value of the Notes, discounting the principal amount due under the Notes by market interest rates under potential scenarios. The Monte Carlo simulation utilized the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. The assumptions the Company used in the simulation were based on factors the Company believed that participants would use in pricing the liability components, including market interest rates, credit standing, yield curves, volatilities, and risk-free rates, all of which are defined as Level 3 observable inputs.

To measure the fair value of the conversion feature of the Notes issued to Redmile, the Company performed an analysis to estimate the pre-money value of the 797 Subsidiary. The Company then applied the pre-money value of the 797 Subsidiary to the conversion scenarios under the Notes to determine the fair value of the conversion feature.

The Company incorporated the estimated volatilities and the risk-free rates on the principal amount of the Notes into the Monte Carlo simulation under each potential scenario and weighted volatility and rates based on the probability of each scenario occurring. Subsequently, the estimated implied interest rates were applied to the principal amount of these Notes under potential scenarios and were weighted based on the probability of each scenario occurring.

The fair value of the Notes was impacted by certain unobservable inputs, most significantly management's assumptions regarding the discount rates used, the probabilities of certain scenarios occurring, expected volatility, share price performance, and expected scenario timing. Significant changes to these inputs in isolation or in the aggregate could result in a significantly different fair value measurement.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock Offering
On October 3, 2016, the Company closed an underwritten public offering of 21.2 million shares of its common stock, which included 2.8 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $6.25 per share. The total net proceeds from the offering were $124.2 million, after underwriting discounts and commissions and offering expenses.  The Company intends to use the net proceeds from this offering to fund research and development efforts, including clinical trials for its proprietary candidates, and for general corporate purposes.

At-the-Market Equity Offering

The Company has entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which has been subsequently amended to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales

Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. The Company received net proceeds on sales under the Sales Agreement of approximately $12.2 million at a weighted average price of $3.58 during the six months ended December 31, 2016.

NOTE 7 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $2.1 million and $4.0 million, and $1.8 million and $3.6 million for the three and six months ended December 31, 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below:

	Six Months Ended December 31,
	2016	2015
Risk-free interest rate	1.1% - 2.1%	1.6% - 1.8%
Expected option term in years	5.5	5.5 - 6.25
Expected volatility	57.0% - 64.5%	55.8% - 60.1%
Dividend yield	0%	0%
Weighted average grant date fair value	$4.23	$3.17

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the six months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	11,647,595	$4.80
Granted	3,315,640	$7.44
Exercised	(193,218)	$3.95
Forfeited	(80,971)	$5.93
Expired or canceled	(189,329)	$8.48
Outstanding balance at December 31, 2016	14,499,717	$5.36	7.7	$50,255
Vested and expected to vest at December 31, 2016	12,042,656	$5.25	7.4	$23,656
Exercisable at December 31, 2016	5,767,941	$4.78	5.8	$43,165

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at December 31, 2016, of $8.79 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $561 thousand during the six months ended December 31, 2016. The total intrinsic value of all options exercised during the six months ended December 31, 2015 was $696 thousand.

As of December 31, 2016, there was approximately $16.6 million of total unrecognized compensation expense, including estimated forfeitures, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the status of the Company's unvested RSUs as of December 31, 2016 and changes during the six months ended December 31, 2016, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	832,100	$4.55
Granted	411,394	$8.62
Vested	(125,141)	$4.02
Forfeited	(2,264)	$3.79
Unvested at December 31, 2016	1,116,089	$6.11

As of December 31, 2016, there was $3.6 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.3 years. The fair market value on the grant date for RSUs that vested during the six months ended December 31, 2016 and 2015 was $514 thousand and $497 thousand, respectively. RSUs granted during the six months ended December 31, 2016 and 2015 had a value of $3.5 million and $228 thousand, respectively, as of the grant date.

Employee Stock Purchase Plan

On October 27, 2016, the stockholders of the Company approved an increase, previously approved by the Board of Directors, in the number of shares of common stock reserved for issuance under the ESPP by 750 thousand shares to an aggregate of 6 million shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of December 31, 2016, the Company had 1.1 million shares available for issuance under the ESPP. The Company issued 282 thousand and 265 thousand shares under the ESPP during fiscal 2016 and 2015, respectively.

NOTE 8 - RELATED PARTY TRANSACTION

As described above in Note 4 - Debt, the Company entered into a Note Purchase Agreement with Redmile and issued Notes to Redmile on September 2, 2016. At that time, affiliates of Redmile held more than 10% of the Company's common stock.

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

The Company determined that the license granted under the Mirati Agreement does not have stand-alone value apart from the services Array will provide.  Accordingly, the Option Exercise Fee received in the quarter ended June 30, 2016 is recorded as deferred revenue and is being recognized on a straight-line basis over three years, the period during which management expects that substantial development activities will be performed. Revenue recognized under this agreement was $1.1 million and $0.9 million for the three months ended December 31, 2016 and 2015, respectively, and $2.2 million and $1.6 million for the six months ended December 31, 2016 and 2015, respectively.

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

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss - basic and diluted	$(23,301)	$(24,164)	$(51,909)	$(45,151)

Weighted average shares outstanding - basic	168,127	142,833	156,613	142,524

Weighted average shares outstanding - diluted	168,127	142,833	156,613	142,524

Per share data:
Basic	$(0.14)	$(0.17)	$(0.33)	$(0.32)
Diluted	$(0.14)	$(0.17)	$(0.33)	$(0.32)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Convertible senior notes	18,762	18,762	18,762	18,762
Warrants	—	12,000	—	12,000
Stock options	14,500	10,331	14,500	10,331
RSUs	1,116	619	1,116	619
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	34,378	41,712	34,378	41,712

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2017 refers to the fiscal year ending June 30, 2017, and the second or current quarter refers to the quarter ended December 31, 2016.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule cancer therapies. Seven registration studies are currently advancing related to six cancer drugs: binimetinib (MEK162), encorafenib (LGX818), selumetinib (partnered with AstraZeneca), danoprevir (partnered with Roche), Larotrectinib (partnered with Loxo Oncology) and Tucatinib (partnered with Cascadian Therapeutics).

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre	Phase 3
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3
Larotrectinib/LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial
Tucatinib/ONT-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics	Phase 2 / Registration Trial
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
ASLAN001/Varlitinib	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
ARRY-382	CSF1R inhibitor for cancer		Phase 1

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

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreements became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (CRC) and melanoma.

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

COLUMBUS

In November 2016, results from the pivotal Phase 3 COLUMBUS trial of binimetinib plus encorafenib (bini/enco) treatment in BRAF-mutant melanoma patients were presented at the Society for Melanoma Research Annual Congress. The study met its primary endpoint, with the combination of bini/enco significantly improving progression free survival (PFS) compared with vemurafenib, a BRAF inhibitor, alone. In the analysis of the primary endpoint, the median PFS (mPFS) for patients treated with the combination of bini/enco was 14.9 months versus 7.3 months for patients treated with vemurafenib; hazard ratio (HR) 0.54, (95% CI 0.41-0.71, P<0.001). As part of the trial design, the primary analysis was based on a Blinded Independent Central Review (BICR) of patient scans, while results by local review at the investigative site were also analyzed. The chart below outlines the mPFS results, as determined by both assessments, for the combination of bini/enco versus vemurafenib, bini/enco versus encorafenib, and encorafenib versus vemurafenib:

	mPFS BICR		mPFS Local Review
Bini/Enco vs. Vemurafenib	Bini/Enco	Vemurafenib	Bini/Enco	Vemurafenib
	14.9 months	7.3 months	14.8 months	7.3 months
	HR (95% CI): 0.54 (0.41-0.71); P<0.001		HR (95% CI): 0.49 (0.37-0.64); P<0.001

Bini/Enco vs. Encorafenib	Bini/Enco	Encorafenib	Bini/Enco	Encorafenib
	14.9 months	9.6 months	14.8 months	9.2 months
	HR (95% CI): 0.75 (0.56-1.00); P=0.051		HR (95% CI): 0.68 (0.52-0.90); P=0.006

Encorafenib vs. Vemurafenib	Encorafenib	Vemurafenib	Encorafenib	Vemurafenib
	9.6 months	7.3 months	9.2 months	7.3 months
	HR (95% CI): 0.68 (0.52-0.90); P=0.007		HR (95% CI): 0.70 (0.54-0.91); P=0.008

The combination of bini/enco also demonstrated an improvement in confirmed overall response rate (ORR; complete response plus partial response), the ability to deliver a high dose intensity to the majority of patients as well as an advantage in terms of maintaining quality of life for patients.

	Confirmed ORR BICR	Confirmed ORR Local Review
Bini/Enco	63% (95% CI: 56-70%)	75% (95% CI: 68-81%)
	40% (95% CI: 33-48%)	49% (95% CI: 42-57%)
	51% (95% CI: 43-58%)	58% (95% CI: 50-65%)

•	Median duration of exposure was approximately 51 weeks for patients receiving bini/enco, versus 31 weeks and 27 weeks for the encorafenib and vemurafenib monotherapy arms, respectively.

•	Median dose intensity for patients treated with bini/enco was 100 percent (encorafenib) and 99.6 percent (binimetinib).

•
5 percent of bini/enco patients had received prior treatment with check-point inhibitors, including ipilimumab, anti-PD-1 and/or anti-PD-L1 therapies, and the observed clinical activity for these patients was generally consistent with that of bini/enco patients who had not received prior immunotherapy.

•
The Quality of Life (QoL) measures were consistent between two scales and showed an advantage in terms of maintaining quality of life for patients receiving bini/enco compared to patients treated with either encorafenib or vemurafenib single agent therapy. The QoL scales used were the EORTC Quality of Life Questionnaire Core 30 and FACT-Melanoma Scale Score (Functional Assessment of Cancer Therapy).

The combination of bini/enco was generally well-tolerated and reported adverse events (AEs) were overall consistent with previous bini/enco combination clinical trial results in BRAF-mutant melanoma patients.

•	Grade 3/4 AEs which occurred in more than 5 percent of patients receiving bini/enco included increased gamma-glutamyltransferase (GGT), increased blood creatine phosphokinase (CK), and hypertension.

•
The incidence of AEs of special interest (toxicities commonly associated with commercially available MEK+BRAF-inhibitor treatments), for patients receiving bini/enco included rash (23 percent), pyrexia (18 percent), retinal pigment epithelial detachment (13 percent) and photosensitivity (5 percent).

In addition, following discussions with the Independent Data Monitoring Committee (DMC), COLUMBUS clinical investigators were instructed in January 2017 to notify all study participants of the results of the trial and to patients only vemurafenib patients alternative treatments with approved MEK/BRAF inhibitors. Array expects to file an NDA for COLUMBUS in June or July, with data from both Part 1 and Part 2 of the study. We believe Pierre Fabre remains on track to file the MAA during 2017. Binimetinib and encorafenib are investigational medicines and are not currently approved in any country.

Melanoma is the fifth most common cancer among men and the sixth most common cancer among women in the United States, with more than 87,000 new cases and over 9,700 deaths from the disease expected in 2017. Novel therapies that target the RAS-RAF-MEK-ERK pathway have a strong scientific rationale for activity in this disease, as up to 50 percent of patients with metastatic melanoma have activating BRAF mutations, the most common gene mutation in this patient population. Current marketed MEK/BRAF combination agents have a run rate approaching $1 billion in annual worldwide sales.

NEMO

In September 2016, Array announced that the FDA accepted its NDA for binimetinib in NRAS-mutant melanoma, with a target action date under the Prescription Drug User Fee Act (PDUFA) of June 30, 2017. Also, the binimetinib Marketing Authorization Application (MAA) submitted by Pierre Fabre was validated and is currently under evaluation by the Committee for Medicinal Products for Human Use (CHMP). The FDA indicated that it plans to hold an advisory committee meeting (ODAC) in the first half of 2017 as part of the review process.

Activating NRAS mutations are present in 20 percent of patients with metastatic melanoma, and are a poor prognostic indicator for these patients. Treatment options for this population remain limited beyond immunotherapy, and these patients face poor clinical outcomes and high mortality.

BEACON CRC

Array is advancing BEACON CRC, a global Phase 3 trial of encorafenib and Erbitux® (cetuximab), with or without binimetinib, versus standard of care in patients with BRAF-mutant CRC who have previously received first-or second-line systemic therapy. The study includes a safety lead-in with approximately 30 patients. Enrollment in the safety lead-in continues following a planned DMC review of the initial cohort. Array expects to complete patient enrollment with the safety lead-in in March and initiate randomization of patients in April. Array continues to expect early data from the triplet lead-in later this year.

BEACON CRC was initiated based on results from a Phase 2 study of the combination of encorafenib and cetuximab, with or without alpelisib, a selective PI3K alpha inhibitor, in patients with advanced BRAF-mutant CRC, which were presented at the 2016 ASCO meeting. In this study mOS for these patients exceeded one year, which is more than double several historical published benchmarks for this population.

Colorectal cancer is the second most common cancer among men and third most common cancer among women in the United States, with more than 135,000 new cases and more than 50,000 deaths from the disease projected in 2017. In the United States, BRAF mutations occur in 8 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients.

NEW NF1 STUDY

In collaboration with Neurofibromatosis Consortium, Array is participating in a Phase 2 study of binimetinib in children and adults with NF1 associated Plexiform Neurofibromas. The study will enroll approximately 40 NF1 patients to determine the objective response to binimetinib defined as a 20 percent or greater tumor volume reduction by MRI. In addition, duration of response, assessment of quality of life, pain, functional outcomes, and safety and tolerability will be assessed.

Results from a prior Phase 1 NF1 trial of selumetinib, a MEK inhibitor also invented at Array, were recently published in the New England Journal of Medicine, supporting further study of a MEK inhibitor in this patient population.

NON-CLINICAL STUDIES WITH MEK/PD-1

Array is evaluating MEK’s contribution to immunotherapy in non-clinical cancer models, including models for CRC and pancreatic cancer.

In a CRC model, the combination of binimetinib with immunotherapy demonstrates enhanced tumor growth inhibition, providing support for the potential mechanistic synergies between immunotherapy and MEK inhibition.

In a pancreatic cancer model, the combination treatment group shows enhanced survival (i.e., PFS) with the addition of binimetinib to anti-PD-1 antibody treatment, compared to single agent anti-PD-1 treatment. Definitive tumor growth inhibition and survival studies in this model are ongoing.

Given the potential to improve clinical outcomes, as supported by these non-clinical studies, Array believes that MEK / anti-PD1 combinations are appropriate regimens to study in a number of cancer indications.

ARRY-382
Array is advancing a Phase 1/2 dose escalation immuno-oncology trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a PD-1 antibody, in patients with advanced solid tumors. ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF-1R kinase activity.

Enrollment in the Phase 1 portion of the trial continues following a planned DMC review of the initial dose level. Array expects to complete the Phase 1 portion of the trial in March and to initiate Phase 2 expansions in melanoma and non-small lung cancer during April.

ARRY-797
Based on data to date from a Phase 2 study of ARRY-797, an oral, selective p38 mitogen-activated protein kinase inhibitor, in patients with LMNA-related DCM a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis. Array plans to initiate a Phase 3 trial of ARRY-797 this summer as we evaluate options regarding the asset, including advancing it internally, partnering the program for further development and commercialization or creating a separate company.

Selumetinib
In a Phase 1 clinical trial of selumetinib, a MEK inhibitor, children with the common genetic disorder neurofibromatosis type 1 (NF1) and plexiform neurofibromas, tolerated selumetinib and, in most cases, responded to it with tumor shrinkage. NF1 affects 1 in 3,000 people. The study results were published on December 29, 2016, in The New England Journal of Medicine. Selumetinib is being explored as a treatment option in registration-enabling studies in patients with NF1 and patients with differentiated thyroid cancer. Array licensed exclusive worldwide rights to selumetinib to AstraZeneca and is entitled to future potential milestones and royalties on product sales.

The trial, which included 24 patients recruited between September 2011 and February 2014, was led by the National Cancer Institute’s Pediatric Oncology Branch. Plexiform neurofibromas develop in up to 50 percent of people with NF1. The majority of these tumors, which can cause significant pain, disability, and disfigurement, are diagnosed in early childhood and grow most rapidly prior to adolescence. Complete surgical removal of the tumors is rarely feasible, and incompletely resected tumors tend to grow back.

The primary aim of this clinical trial was to evaluate the toxicity and safety of selumetinib in patients with NF1 and inoperable plexiform neurofibromas, and, encouragingly, most of the selumetinib-related toxic effects were mild. At present, no therapies are considered effective for NF1-related large plexiform neurofibromas, but, in this trial, partial responses, meaning 20 percent or more reduction in tumor volume, were observed in over 70 percent of the patients.

Responses were observed in tumors that were previously growing at a rate of greater than 20 percent per year, as well as in non-progressing lesions. Tumor shrinkage was maintained long term, for approximately two years, and as of early 2016, no disease progression had been observed in any trial participant. Patients remained on study for as long as four years. Additionally, anecdotal evidence of clinical improvement, including a decrease in tumor-related pain, improvement in motor function, and decreased disfigurement, was reported.

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

We have received a total of $927.2 million in research funding and in upfront and milestone payments from partners from inception through December 31, 2016, including $260.5 million in initial payments from strategic agreements that we entered into over the last ten years. We received an upfront cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30.0 million in January 2016 from Pierre Fabre following approval of the PF Agreement by the European Commission on Competition. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

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

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2016 vs. 2015		December 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Reimbursement revenue	$27,948	$27,348	$600	2%	$59,269	$36,971	$22,298	60%
Collaboration and other revenue	6,030	6,977	$(947)	(14)%	12,319	13,551	$(1,232)	(9)%
License and milestone revenue	10,545	1,105	$9,440	854%	12,206	1,105	$11,101	1005%
Total revenue	$44,523	$35,430	$9,093	26%	$83,794	$51,627	$32,167	62%

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

In connection with regaining all development and commercialization rights to binimetinib and obtaining all development and commercialization rights to encorafenib from Novartis on March 2, 2015, we entered into two Transition Agreements with Novartis dated March 2, 2015, one associated with the binimetinib Termination and Asset Transfer Agreement and the other associated with the encorafenib Asset Transfer Agreement. Under the Transition Agreements, Novartis provides us with substantial financial support for all transitioned clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of our fully-burdened FTE costs based on an agreed FTE rate. Novartis transitioned responsibility for Novartis-conducted trials at designated points for each trial and is providing continuing financial support to us for completing the trials. Substantially all reimbursement revenue consists of reimbursements from Novartis under the Transition Agreements for specific clinical trials involving binimetinib and encorafenib.

As shown in the table above, we recognized approximately $27.9 million and $27.3 million in reimbursement revenue for the three months ended December 31, 2016 and 2015, respectively and we recognized approximately $59.3 million and $37.0 million in reimbursement revenue for six months ended December 31, 2016 and 2015, respectively. The increase in reimbursement revenue for the six-month period ended December 31, 2016 compared with the prior period was attributable to the advancement of the transitioned studies.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue was relatively consistent for the periods presented above, with approximately $6.0 million and $7.0 million for the three months ended December 31, 2016 and 2015, respectively and approximately $12.3 million and $13.6 million for the six months ended December 31, 2016 and 2015, respectively. Collaboration and other revenue was down slightly in the three- and six-month periods ended December 31, 2016 compared with the prior periods mainly due to the conclusion of our collaborations with Biogen and Celgene during fiscal 2015, offset by new revenue under our collaborations with Pierre Fabre and Asahi Kasei.

Collaboration and other revenue also includes $450 thousand and $900 thousand for the three months ended December 31, 2016 and 2015, respectively, and $900 thousand and $1.8 million for the six months ended December 31, 2016 and 2015, respectively, for recognition of the amortized portion of the upfront payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. We are recording this revenue over a 28-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The remaining balance of this deferred revenue was $900 thousand at December 31, 2016.

License and Milestone Revenue

License and milestone revenue consists of upfront license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $10.5 million and $1.1 million for the three months ended December 31, 2016 and 2015, respectively, and $12.2 million and $1.1 million, for the six months ended December 31, 2016 and 2015, respectively.

The increases in license and milestone revenue were largely attributable to two milestone payments that were earned in the second quarter of fiscal 2017. We earned and recognized a $6.0 million milestone from Loxo for the advancement of LOXO-101, a PanTrk inhibitor for cancer, and as well as a $2.5 million milestone from Roche for the advancement of danoprevir, the NS3/4A protease inhibitor for Hepatitis C, during the quarter ended December 31, 2016. Additionally, we recognized license and milestone revenue for the three and six months ended December 31, 2016 related to license payments which were previously received from Pierre Fabre and Asahi Kasei. We recognized approximately $750 thousand and $1.5 million from Pierre Fabre during the three- and six- month periods. We recognized approximately $600 thousand and $1.2 million in revenue Asahi Kasei during the three- and six-month periods.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2016 vs. 2015		December 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Cost of partnered programs	$9,026	$5,663	$3,363	59%	$17,871	$11,875	$5,996	50%
Research and development for proprietary programs	46,469	41,351	5,118	12%	93,032	62,349	30,683	49%
General and administrative	8,834	9,938	(1,104)	(11)%	16,696	17,296	(600)	(3)%
Total operating expenses	$64,329	$56,952	$7,377	13%	$127,599	$91,520	$36,079	39%

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

Cost of partnered programs increased from approximately $5.7 million to $9.0 million during the three months ended December 31, 2015 and 2016, respectively, and from approximately $11.9 million to $17.9 million during the six months ended December 31, 2015 and 2016, respectively. The increase in cost of partnered programs is primarily attributed to increases in our portion of development costs relating to the BEACON study of binimetinib and encorafenib in partnership with Pierre Fabre.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2016 vs. 2015		December 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Salaries, benefits and share-based compensation	$3,652	$5,159	$(1,507)	(29)%	$12,014	$9,455	$2,559	27%
Outsourced services and consulting	41,162	33,359	7,803	23%	75,795	47,341	28,454	60%
Laboratory supplies	708	1,291	(583)	(45)%	2,315	2,557	(242)	(9)%
Facilities and depreciation	786	1,000	(214)	(21)%	2,095	2,048	47	2%
Other	161	542	(381)	(70)%	813	948	(135)	(14)%
Total research and development expenses	$46,469	$41,351	$5,118	12%	$93,032	$62,349	$30,683	49%

Research and development expenses for proprietary programs increased during the current three- and six-month periods primarily due to increased outsourced services and consulting costs required for the advancement of clinical trials for binimetinib and encorafenib. During the first half of fiscal 2017, we also incurred costs associated with preparing for the commercialization of binimetinib and encorafenib in excess of costs incurred during the prior year.

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

General and administrative expenses decreased to approximately $8.8 million compared to $9.9 million, for the three months ended December 31, 2016 and 2015, respectively, and to approximately $16.7 million compared to $17.3 million, for the six months ended December 31, 2016 and 2015, respectively.

The decrease in general and administrative expenses during the three- and six- month periods was primarily due to decreased legal and patent fees.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2016 vs. 2015		December 31,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Impairment loss related to cost method investment	—	—	—	(a)	$(1,500)	$—	$(1,500)	(a)
Change in fair value of notes payable	(600)	—	(600)	(a)	(800)	—	(800)	(a)
Interest income	212	51	161	316%	282	91	191	210%
Interest expense	(3,107)	(2,693)	(414)	(15)%	(6,086)	(5,349)	(737)	(14)%
Total other income (expense), net	$(3,495)	$(2,642)	$(853)	(32)%	$(8,104)	$(5,258)	$(2,846)	(54)%
(a) Not meaningful.

Prior to September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that we received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. We do not have a controlling interest nor do we exert significant influence over VentiRx.  During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of the investment which caused us to record a $1.5 million impairment loss related to this investment.

Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to Convertible Promissory Notes we issued to Redmile, our term loan with Comerica Bank and to a lesser extent for the quarter ended December 31, 2016, our term loan with Silicon Valley Bank, which replaced our Comerica Bank facility in December 2016. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2016, we had an accumulated deficit of approximately $853.3 million, and we had a net loss of approximately $23.3 million and $51.9 million for the three and six months ended December 31, 2016. We had net loss of approximately $92.8 million for the fiscal year ended June 30, 2016. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015 and a net loss of approximately $85.3 million for the fiscal year ended June 30, 2014.

For the six months ended December 31, 2016, our net cash used in operations was approximately $42.2 million. We have historically funded our operations from upfront fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We have entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, dated March 27, 2013, which has subsequently been amended to permit the sale by Cantor, acting as our sales agent, of up to $75.0 million in additional shares of our common stock from time to time in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 2% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. We received net proceeds of approximately $12.2 million and $2.9 million on sales under the Sales Agreement during the six months ended December 31, 2016 and 2015, respectively. As of September 30, 2016, there is approximately $59.7 million available for future issuance under the Sales Agreement.

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

On September 2, 2016, we entered into a Note Purchase Agreement with Redmile from which we received net proceeds of $9.8 million as further discussed in Note 4 - Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On October 3, 2016, we closed an underwritten public offering of 21.2 million shares of our common stock, which included 2.8 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering, at a public offering price of $6.25 per share. The total net proceeds from the offering were $124.2 million, after underwriting discounts and commissions and offering expenses. We have also received net proceeds from the sale of shares under our Sales Agreement with Cantor Fitzgerald totaling $135.3 million from September 2013 to December 31, 2016, and we may sell up to $59.7 million in additional shares of common stock under the Sales Agreement.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements and milestone payments received under our drug collaborations and license arrangements, the sale of equity securities and proceeds provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of December 31, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include upfront, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties. Even if we are successful, future funding from equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. We also may not successfully consummate new collaboration or license agreements that provide for upfront fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

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

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. Further, as discussed in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, we are required to maintain a monthly liquidity ratio pursuant to which our unrestricted cash, cash equivalents and marketable securities held at Silicon Valley Bank plus our eligible accounts must be at least two times the entire outstanding debt balance with Silicon Valley Bank, which is currently $15.0 million.

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

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	December 31, 2016	June 30, 2016	$ Change
Cash and cash equivalents	$62,785	$56,598	$6,187
Marketable securities – short-term	151,147	53,344	97,803
Marketable securities – long-term	822	596	226
Accounts receivable	43,122	39,302	3,820
Total	$257,876	$149,840	$108,036

The increases in cash and cash equivalents and marketable securities are attributable to the public offering we completed in October 2016 of shares of our common stock, resulting in net proceeds of approximately $124.2 million.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Six Months Ended December 31,
	2016	2015	$ Change
Cash flows provided by (used in):
Operating activities	$(42,210)	$(61,461)	$19,251
Investing activities	(99,755)	58,221	(157,976)
Financing activities	148,152	4,802	143,350
Total	$6,187	$1,562	$4,625

Net cash used in operating activities decreased approximately $19.3 million between the comparable periods. The decrease in net cash used in operating activities was mainly due to the decrease in net loss of approximately $6.8 million offset by a change in working capital items of approximately $22.6 million.

Net cash used in investing activities increased $158.0 million due to a decrease in proceeds from maturities and sales of investment securities and an in increase purchases of securities during the current period following our public offering of shares of common stock in October 2016, as compared to the prior year period where maturities and sales of investment securities exceeded purchases.

Net cash provided by financing activities increased $143.4 million primarily related to $124.2 million in net proceeds from the follow on offering of our common stock in October 2016 and $9.8 million in net proceeds from Convertible Promissory Notes we issued to Redmile in September 2016.

Recent Accounting Pronouncements

Our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements is set forth in Note 1 - Overview, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of December 31, 2016, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at December 31, 2016, we would expect future interest income to increase or decrease by approximately $1.5 million over the next 12 months based on the balance as of December 31, 2016 of $151.1 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 1.75% on the Silicon Valley Bank debt as of December 31, 2016 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of December 31, 2016, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 9th day of February 2017.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-K	001-16633	8/19/2016
3.2	Bylaws of Array BioPharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.3	First Supplemental Indenture dated June 10, 2013 by and between Array BioPharma Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-16633	6/10/2013
4.4	Form of global note for the 3.00% Convertible Senior Notes Due 2020	8-K	001-16633	6/10/2013
10.1	Loan and Security Agreement dated December 22, 2016 between Array BioPharma Inc. and Silicon Valley Bank	8-K	001-16633	12/23/2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith