Form 10-Q
period 2017-03-31
ARRAY BIOPHARMA INC
filed 2017-05-10
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2017, the registrant had 170,800,223 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$83,749	$56,598
Marketable securities	122,996	53,344
Accounts receivable	32,507	39,302
Prepaid expenses and other current assets	7,699	6,057
Total current assets	246,951	155,301

Long-term assets
Marketable securities	647	596
Property and equipment, net	8,488	6,680
Other long-term assets	116	6,323
Total long-term assets	9,251	13,599
Total assets	$256,202	$168,900

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$7,758	$10,147
Accrued outsourcing costs	30,608	19,140
Accrued compensation and benefits	7,437	8,633
Other accrued expenses	2,373	1,068
Deferred rent	614	590
Notes payable at fair value	12,100	—
Deferred revenue	10,360	12,856
Total current liabilities	71,250	52,434

Long-term liabilities
Deferred rent	5,881	4,184
Deferred revenue	31,179	35,961
Long-term debt, net	119,394	113,655
Other long-term liabilities	784	598
Total long-term liabilities	157,238	154,398
Total liabilities	228,488	206,832

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized, 169,897,032 and 143,690,104 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	170	144
Additional paid-in capital	916,699	763,324
Accumulated other comprehensive income	(86)	7
Accumulated deficit	(889,069)	(801,407)
Total stockholders' equity (deficit)	27,714	(37,932)
Total liabilities and stockholders' equity (deficit)	$256,202	$168,900
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue
Reimbursement revenue	$26,085	$36,941	$85,354	$73,912
Collaboration and other revenue	5,530	5,249	17,849	18,800
License and milestone revenue	1,665	857	13,871	1,962
Total revenue	33,280	43,047	117,074	94,674

Operating expenses
Cost of partnered programs	7,432	5,847	25,303	17,722
Research and development for proprietary programs	46,069	48,802	139,101	111,151
General and administrative	11,714	8,406	28,410	25,702
Total operating expenses	65,215	63,055	192,814	154,575

Loss from operations	(31,935)	(20,008)	(75,740)	(59,901)

Other income (expense)
Impairment loss related to cost method investment	—	—	(1,500)	—
Realized gains on investments and other	785	—	785	—
Change in fair value of notes payable	(1,300)	—	(2,100)	—
Interest income	228	76	510	167
Interest expense	(3,095)	(2,743)	(9,181)	(8,092)
Total other income (expense), net	(3,382)	(2,667)	(11,486)	(7,925)

Net loss	$(35,317)	$(22,675)	$(87,226)	$(67,826)

Change in unrealized loss on marketable securities	(36)	51	(93)	9

Comprehensive loss	$(35,353)	$(22,624)	$(87,319)	$(67,817)

Net loss per share – basic	$(0.21)	$(0.16)	$(0.54)	$(0.47)
Net loss per share – diluted	$(0.21)	$(0.16)	$(0.54)	$(0.47)

Weighted average shares outstanding – basic	169,020	143,338	160,689	142,792
Weighted average shares outstanding – diluted	169,020	143,338	160,689	142,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Equity (Deficit)
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2016	143,690	$144	$763,324	$7	$(801,407)	$(37,932)
Shares issued for cash under employee share plans, net	729	1	2,297	—	—	2,298
Employee share-based compensation expense	—	—	6,898	—	—	6,898
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	436	—	(436)	—
Issuance of common stock, net of offering costs / Public offering	21,160	21	124,171	—	—	124,192
Issuance of common stock, net of offering costs / At-the-market offering	4,318	4	19,573	—	—	19,577
Change in unrealized loss on marketable securities	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	(87,226)	(87,226)
Balance as of March 31, 2017	169,897	$170	$916,699	$(86)	$(889,069)	$27,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(87,226)	$(67,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,499	1,278
Non-cash interest expense	5,311	4,719
Share-based compensation expense	6,898	5,417
Realized gain from investment	(529)	—
Impairment loss related to cost method investment	1,500	—
Financing fees on notes payable	240	—
Change in fair value of notes payable	2,100	—
Changes in operating assets and liabilities:
Accounts receivable	6,795	(44,614)
Prepaid expenses and other assets	3,040	(341)
Accounts payable and other accrued expenses	(1,084)	10,640
Accrued outsourcing costs	11,468	5,820
Accrued compensation and benefits	(1,196)	(794)
Deferred rent	1,721	(360)
Deferred revenue	(7,278)	23,364
Other long-term liabilities	80	69
Net cash used in operating activities	(56,661)	(62,628)

Cash flows from investing activities
Purchases of property and equipment	(3,307)	(2,726)
Proceeds from investment	529	—
Purchases of marketable securities	(351,438)	(101,968)
Proceeds from sales and maturities of marketable securities	281,751	169,145
Net cash (used in) provided by investing activities	(72,465)	64,451

Cash flows from financing activities
Net proceeds from the issuance of common stock / Public offering	124,192	—
Net proceeds from the issuance of common stock / At-the-market offering	19,577	2,884
Net proceeds from notes payable at fair value	9,760	—
Proceeds from employee stock purchases and options exercised	2,298	2,060
Payments of Comerica term loan principal	(14,550)	—
Proceeds from the issuance of the SVB term loan	15,000	—
Net cash provided by financing activities	156,277	4,944

Net increase in cash and cash equivalents	27,151	6,767
Cash and cash equivalents at beginning of period	56,598	55,691
Cash and cash equivalents at end of period	$83,749	$62,458

Supplemental disclosure of cash flow information
Cash paid for interest	$2,324	$2,352
Change in unrealized loss on marketable securities	$(93)	$9

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

The Company believes its financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating fair value of the notes payable.

Liquidity

With the exception of the 2015 fiscal year, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2017, the Company had an accumulated deficit of $889.1 million and it had net losses of $35.3 million and $87.2 million for the three and nine months ended March 31, 2017, respectively. The Company had a net loss of $92.8 million for the fiscal year ended June 30, 2016. The Company had net income of $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and our acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities. The Company had a net loss of $85.3 million for the fiscal year ended June 30, 2014.

The Company has historically funded its operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents, marketable securities and accounts receivable as of March 31, 2017 will enable it to continue to fund operations in the normal course of business for at least the next 12 months. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

On October 3, 2016, Array closed an underwritten public offering of 21.2 million shares of its common stock at a public offering price of $6.25 per share. The total net proceeds from the offering were $124.2 million, after underwriting discounts and commissions and offering expenses. The Company also sells shares of its common stock to the public from time to time in an at-the-market offering under a Sales Agreement with Cantor Fitzgerald. As of March 31, 2017, the Company has received net proceeds totaling $142.6 million since September 2013 under the Sales Agreement, and the Company may sell up to $52.4 million in additional shares of common stock under the Sales Agreement with Cantor Fitzgerald. The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders. The Company also may not successfully consummate new collaboration and license agreements that provide for upfront fees or milestone payments, or the Company may not earn milestone payments under such agreements when anticipated, or at all. The Company's ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond the Company's control.

The Company's assessment of its future need for funding and its ability to continue to fund its operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties.

If the Company is unable to generate enough revenue from its existing or new collaboration and license agreements when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly late phase clinical trials on its wholly-owned programs. Insufficient liquidity may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to the Company and its stockholders than the Company would otherwise choose in order to obtain upfront license fees needed to fund operations. These events could prevent the Company from successfully executing its operating plan and, in the future, could raise substantial doubt about its ability to continue as a going concern. Further, as discussed in Note 4 – Debt - Silicon Valley Bank Term Loan, the Company is required to maintain during the term of the loan agreement a balance of unrestricted cash and cash equivalents at Silicon Valley Bank plus eligible accounts of at least two times the entire outstanding debt balance with Silicon Valley Bank, which is currently $15.0 million.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Novartis Pharmaceuticals	79.7%	87.9%	74.1%	80.9%
Loxo Oncology	6.1%	6.2%	11.4%	9.9%
	85.8%	94.1%	85.5%	90.8%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2017.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
North America	$3,200	$4,432	$16,826	$17,158
Europe	29,223	38,615	97,564	77,516
Asia Pacific	857	—	2,684	—
Total revenue	$33,280	$43,047	$117,074	$94,674

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 80.2% and 85% of the Company's total accounts receivable balance as of March 31, 2017 and June 30, 2016, respectively. Pierre Fabre Medicament SAS ("Pierre Fabre") accounted for 13.0% and 5.4% of the Company's total accounts receivable balance as of March 31, 2017 and June 30, 2016, respectively.

Summary of Significant Accounting Policies

The Company's other significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed with the SEC.

Equity Investments

Prior to September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that the Company received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. The Company did not have a controlling interest nor did it exert significant influence over VentiRx.  During the quarter ended September 30, 2016, a triggering event occurred related to the underlying viability of the investment, which caused the Company to record a $1.5 million impairment loss related to this investment at that time. During the quarter ended March 31, 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx, and the Company received $0.5 million as its share of proceeds from this acquisition and recorded a corresponding realized gain of $0.5 million.

Fair Value Measurements

The Company follows accounting guidance on fair value measurements for financial instruments measured at fair value on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial instruments:

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

Certain of the Company's financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable and payable, and other financial instruments in current assets or current liabilities.

Notes Payable Fair Value Option

As described further in Note 4 - Debt - Notes Payable, in September 2016, the Company issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. in the aggregate original principal amount of $10.0 million. The Company has elected the fair value option to account for these notes due to the complexity and number of embedded features. Accordingly, the Company records these notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the notes were recognized in earnings (as "change in fair value of notes payable") as incurred and were not deferred.

Stock-Based Compensation

Previously, FASB Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation, ASC 718, required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. FASB subsequently issued Accounting Standards Update ("ASU") Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur.

In the third quarter of 2017, the Company adopted ASU 2016-09 and elected to modify its accounting policy to account for forfeitures as they occur. The Company applied this change in accounting policy on a modified retrospective basis, with July 1, 2016 as the effective date of adoption. As a result, the Company recorded a cumulative effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.4 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption. These adjustments were principally related to additional stock compensation expense that would have been recognized under ASC 718 on unvested outstanding options and restricted stock units that were unadjusted for estimated forfeitures. The Company classifies the excess tax benefits from employee stock plans as a reduction from financing cash flows for all periods presented. In addition, under ASU 2016-09, previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of July 1, 2016. As a result, the Company recorded approximately $5.5 million of additional deferred tax assets, which are fully offset by a valuation allowance.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning July 1, 2018, and may be adopted earlier, but not before July 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 and 2016-10 will have on the Company’s financial statements and determining the transition method, including the period of adoption, that it will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, and for annual and interim periods thereafter, with early adoption permitted. The Company will adopt ASU No. 2014-15 in the fourth quarter of fiscal 2017 and does not anticipate that it will have a material impact on its financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company does not anticipate that ASU No. 2016-02 will have a material impact on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within those reporting periods. The Company early adopted ASU No. 2016-09 during the quarter ended March 31, 2017 using the modified retrospective transition method, as described above under Summary of Significant Accounting Policies

- Stock-Based Compensation.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires that companies record expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses when estimated credit losses declines. The new standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be available for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that the impact that ASU 2016-13 will have on its financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate ASU 2016-18 will have a material impact on its financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate ASU 2017-01 will have a material impact on its financial statements upon adoption.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$122,800	$—	$(86)	$122,714
Mutual fund securities	282	—	—	282
	123,082	—	(86)	122,996
Long-term available-for-sale securities:
Mutual fund securities	647			647
	647	—	—	647
Total	$123,729	$—	$(86)	$123,643

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$53,113	$8	$(1)	$53,120
Mutual fund securities	224	—	—	224
	53,337	8	(1)	53,344
Long-term available-for-sale securities:
Mutual fund securities	596	—	—	596
	596	—	—	596
Total	$53,933	$8	$(1)	$53,940

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $123.6 million and $53.9 million as of March 31, 2017 and June 30, 2016, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of March 31, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$122,800	$122,714
Total	$122,800	$122,714

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Reimbursement revenue
Novartis (1)	$26,085	$36,941	$85,354	$73,912

Collaboration and other revenue
Loxo	1,937	2,568	6,742	8,287
Pierre Fabre	1,919	—	6,072	—
Mirati	875	900	2,625	2,474
Novartis (2)	450	900	1,350	2,700
Asahi Kasei	257	—	885	—
Cascadian Therapeutics	71	63	123	107
Biogen Idec	—	—	—	2,816
Celgene	—	782	—	2,224
Other partners	21	36	52	192
Total collaboration and other revenue	5,530	5,249	17,849	18,800

License and milestone revenue
Pierre Fabre	750	750	2,250	855
Asahi Kasei	600	—	1,800	—
Mirati	209	—	625	—
Loxo	106	107	6,571	1,107
Roche	—	—	2,500	—
Other Partners	—	—	125	—
Total license and milestone revenue	1,665	857	13,871	1,962
Total revenue	$33,280	$43,047	$117,074	$94,674

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Transition Agreements with Novartis.

(2)
Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Termination and Asset Transfer Agreement with Novartis relating to binimetinib.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	March 31,	June 30,
	2017	2016
Pierre Fabre	$26,145	$28,395
Asahi Kasei	9,600	11,400
Mirati	2,542	3,167
Loxo	2,798	4,049
Novartis	450	1,800
Other partners	4	6
Total deferred revenue	41,539	48,817
Less: Current portion	(10,360)	(12,856)
Deferred revenue, long-term portion	$31,179	$35,961

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

NOTE 4 – DEBT

Debt consists of the following (in thousands):

	March 31,	June 30,
	2017	2016
Notes payable at fair value	$12,100	$—
Notes Payable at fair value (current)	$12,100	$—

Comerica term loan	$—	$14,550
Silicon Valley Bank term loan (1)	16,200	—
Convertible senior notes	132,250	132,250
Long-term debt, gross	148,450	146,800
Less: Unamortized debt discount and fees	(29,056)	(33,145)
Long-term debt, net	$119,394	$113,655
(1) Includes $15.0 million term loan outstanding as well as $1.2 million final payment fee.

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

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option. The Company recognizes the Notes at fair value rather than at historical cost, with changes in fair value recorded in the statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. Upfront costs and fees related to items for which the fair value option is elected was $0.2 million and was recorded as a component of other expenses for the nine months ended March 31, 2017. As of March 31, 2017, the fair value of the Notes was $12.1 million. For more information on the fair value determination of the Notes, see Note 5 - Redmile Notes.

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

Silicon Valley Bank Term Loan

On December 22, 2016 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $15.0 million (the “Term Loan Amount”) and a revolving line of credit of up to $5.0 million (“Revolving Line”). The Company may request advances under the revolving line of credit, which may be repaid and reborrowed, or utilize the line of credit for the issuance of letters of credit, foreign exchange contracts or other cash management services. The Company utilized $14.6 million of the proceeds from the term loan to repay in full its outstanding obligations under the Loan and Security Agreement dated June 28, 2005, as amended, with Comerica Bank. The entire Term Loan Amount was loaned on the Effective Date, and the Company has obtained a letters of credit in the aggregate amount of $2.9 million to secure the Company's obligations under its lease agreement for its Boulder, Colorado and Cambridge, Massachusetts facilities. The cost of the term loan approximates its fair value.
The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The interest rate was 2.0% as of March 31, 2017. The Company must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, the Company must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021.
The Loan Agreement provides for a revolving line commitment fee of $50 thousand, payable in five equal installments from the Effective Date and an unusued revolving line facility fee equal to 0.2% per annum of the average unused portion of the Revolving Line. Upon repayment or acceleration of the term loan, a final payment fee equal to 8.0% of the Term Loan Amount is payable. The final payment fee of $1.2 million is being recognized on a straight line basis over the term of the loan and is being reflected as debt discount. If the term loan is prepaid or accelerated prior to the maturity date, the Company must also pay a fee equal to (i) 2.0% of the Term Loan Amount if such prepayment or acceleration occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.0% of the Term Loan Amount if such prepayment or acceleration occurs after the first anniversary of the Effective Date. If the revolving line is terminated prior to the maturity date for any reason, the Company must pay a termination fee equal to (i) 2.0% of the Revolving Line if such termination occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.0% of the Revolving Line if such termination occurs after the first anniversary of the Effective Date.
The Company granted SVB a first priority security interest in all assets other than its intellectual property, provided that accounts and proceeds of the Company’s intellectual property constitutes collateral and the Company has agreed not to encumber its intellectual property without SVB’s consent. The Loan Agreement contains customary covenants, including restrictions on changes in control of the Company, the incurrance of additional indebtedness, future encumbrances on Array’s assets, the payment of dividends or distributions on the Company’s common stock and the sale, lease, transfer or disposition of Binimetinib and Encorafenib outside of certain markets if the Company’s cash and cash equivalents maintained with SVB fall below certain levels. In addition, the Company must maintain a liquidity ratio, defined as (i) the Company’s unrestricted cash and cash equivalents maintained at SVB or its affiliates plus eligible accounts divided by (ii) all outstanding obligations owed to SVB, of at least 2.0 to 1.0, measured monthly.
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

In accordance with ASC 470-20, the Company used an effective interest rate of 10.25% to determine the liability component of the Convertible Notes. This resulted in the recognition of $84.2 million as the liability component of the Convertible Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.5 million and $1.8 million as of March 31, 2017 and June 30, 2016, respectively.

The fair value of the Convertible Notes was approximately $190.5 million and $110.2 million at March 31, 2017 and June 30, 2016, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Notes payable
Simple interest	$123	$—	$289	$—
Fees paid	—	—	240	—
Total interest expense on the notes payable at fair value	123	—	529	—
Comerica Term Loan
Simple interest	—	130	247	372
Amortization of prepaid fees for letters of credit	—	8	2	25
Total interest expense on the Comerica term loan	—	138	249	397
Silicon Valley Bank Term Loan
Simple interest	66	—	73	—
Amortization of debt discount	84	—	84	—
Amortization of prepaid fees for line of credit	43	—	43	—
Total interest expense on the Silicon Valley Bank term loan	193	—	200	—

Convertible Senior Notes
Contractual interest	992	992	2,976	2,976
Amortization of debt discount	1,691	1,527	4,946	4,466
Amortization of debt issuance costs	96	86	281	253
Total interest expense on the convertible senior notes	2,779	2,605	8,203	7,695
Total interest expense	$3,095	$2,743	$9,181	$8,092

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table shows the fair value of the Company's financial instruments classified into the fair value hierarchy and measured on a recurring basis on the condensed balance sheets as of March 31, 2017:

	Fair Value Measurement as of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$122,714	$—	$—	$122,714
Mutual fund securities	$282	$—	$—	$282
Long-term Assets
Mutual fund securities	$647	$—	$—	$647

Liabilities
Notes payable, at fair value	$—	$—	$12,100	$12,100

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the nine months ended March 31, 2017, comprising the Redmile Notes described below:

($ in thousands)	Notes Payable at Fair Value
Balance at June 30, 2016	$—
Additions during the period	10,000
Change in fair value	2,100
Balance at March 31, 2017	$12,100

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

At-the-Market Equity Offering

The Company has entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which has been subsequently amended to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. The Company received net proceeds on sales under the Sales Agreement of approximately $7.3 million and $19.6 million at a weighted average price of $9.30 and $4.65 during the three and nine months ended March 31, 2017, respectively.

NOTE 7 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $2.9 million and $6.9 million, and $1.8 million and $5.4 million for the three and nine months ended March 31, 2017 and 2016, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

•	Forfeitures - Effective July 1, 2016, the Company accounts for forfeitures as they occur.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below:

	Nine Months Ended March 31,
	2017	2016
Risk-free interest rate	1.1% - 2.1%	1.4% - 1.8%
Expected option term in years	5.5	5.5 - 6.25
Expected volatility	57.0% - 64.5%	55.7% - 60.1%
Dividend yield	0%	0%
Weighted average grant date fair value	$4.46	$2.78

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the nine months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	11,647,595	$4.80
Granted	3,763,140	$7.85
Exercised	(399,545)	$4.33
Forfeited	(101,359)	$5.88
Expired or canceled	(190,529)	$8.50
Outstanding balance at March 31, 2017	14,719,302	$5.54	7.6	$51,452
Vested and expected to vest at March 31, 2017	14,697,080	$5.53	7.6	$51,399
Exercisable at March 31, 2017	5,708,378	$4.76	5.6	$24,291

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at March 31, 2017, of $8.94 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $1.7 million during the nine months ended March 31, 2017. The total intrinsic value of all options exercised during the nine months ended March 31, 2016 was $704 thousand.

As of March 31, 2017, there was approximately $24.8 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the status of the Company's unvested RSUs as of March 31, 2017 and changes during the nine months ended March 31, 2017, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	832,100	$4.55
Granted	411,394	$8.62
Vested	(125,141)	$4.02
Forfeited	(3,333)	$5.10
Unvested at March 31, 2017	1,115,020	$6.11

As of March 31, 2017, there was $5.1 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The fair market value on the grant date for RSUs that vested during the nine months ended March 31, 2017 and 2016 was $503 thousand and $497 thousand, respectively. RSUs granted during the nine months ended March 31, 2017 and 2016 had a value of $3.5 million and $228 thousand, respectively, as of the grant date.

Employee Stock Purchase Plan

On October 27, 2016, the stockholders of the Company approved an increase, previously approved by the Board of Directors, in the number of shares of common stock reserved for issuance under the ESPP by 750 thousand shares to an aggregate of 6 million shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of March 31, 2017, the Company had 1.1 million shares available for issuance under the ESPP. The Company issued 282 thousand and 265 thousand shares under the ESPP during fiscal 2017 and 2016, respectively.

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

The Company determined that the license granted under the Mirati Agreement does not have stand-alone value apart from the services Array will provide.  Accordingly, the Option Exercise Fee received in the quarter ended June 30, 2016 is recorded as deferred revenue and is being recognized on a straight-line basis over three years, the period during which management expects that substantial development activities will be performed. Revenue recognized under this agreement was $1.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, and $3.3 million and $2.5 million for the nine months ended March 31, 2017 and 2016, respectively.

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

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net loss - basic and diluted	$(35,317)	$(22,675)	$(87,226)	$(67,826)

Weighted average shares outstanding - basic	169,020	143,338	160,689	142,792

Weighted average shares outstanding - diluted	169,020	143,338	160,689	142,792

Per share data:
Basic	$(0.21)	$(0.16)	$(0.54)	$(0.47)
Diluted	$(0.21)	$(0.16)	$(0.54)	$(0.47)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Convertible senior notes	18,762	18,762	18,762	18,762
Warrants	—	12,000	—	12,000
Stock options	14,719	9,550	14,719	9,550
RSUs	1,115	609	1,115	609
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	34,596	40,921	34,596	40,921

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2017 refers to the fiscal year ending June 30, 2017, and the third or current quarter refers to the quarter ended March 31, 2017.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule cancer therapies. Seven registration studies are currently advancing related to seven drugs: binimetinib (MEK162), encorafenib (LGX818), selumetinib (partnered with AstraZeneca), danoprevir (partnered with Roche), larotrectinib (partnered with Loxo Oncology), tucatinib (partnered with Cascadian Therapeutics) and ipatasertib (partnered with Genentech).

Our most advanced clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre Medicament SAS	Phase 3
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre Medicament SAS	Phase 3
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Larotrectinib/LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial
Tucatinib/ONT-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics	Phase 2 / Registration Trial
Filanesib	Kinesin spindle protein, or KSP, inhibitor for multiple myeloma		Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Varlitinib/ASLAN001	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
ARRY-382	CSF1R inhibitor for cancer		Phase 1

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

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreements became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib will be governed by a Global Development Plan ("GDP") with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer ("CRC") and melanoma.

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

Binimetinib and encorafenib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the recently initiated BEACON CRC trial (Binimetinib, Encorafenib And Cetuximab Combined to treat BRAF-mutant CRC) to study encorafenib in combination with binimetinib and cetuximab in patients with BRAF V600E-mutant CRC ("BRAFm CRC"). Binimetinib and encorafenib are investigational medicines and are not currently approved in any country.

Novartis continues to substantially fund all ongoing trials with binimetinib and encorafenib that were active or planned as of the close of the Novartis Agreements in 2015, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $119 million for the previous 12 months, of which $26 million was recorded over the quarter ending March 31, 2017.

COLUMBUS

On May 9, 2017, we announced top-line results from Part 2 of the Phase 3 COLUMBUS study evaluating binimetinib, a MEK inhibitor, and encorafenib, a BRAF inhibitor, in patients with BRAF-mutant advanced, unresectable or metastatic melanoma. The primary analysis of Part 2 compared progression free survival (PFS) in patients treated with binimetinib 45mg twice daily plus encorafenib 300mg daily (COMBO300) to patients treated with encorafenib 300mg daily as a single agent. The median PFS (mPFS) for patients treated with COMBO300 was 12.9 months compared to 9.2 months for patients treated with single agent encorafenib, with HR of 0.77 [95% CI 0.61-0.97, p=0.029]. COMBO300 was generally well-tolerated and reported dose intensity and adverse events were consistent with binimetinib (45mg twice daily) plus encorafenib 450mg daily (COMBO450) results from Part1 of the COLUMBUS trial. Part 2 of COLUMBUS was designed specifically to assess the contribution of binimetinib to the combination of binimetinib and encorafenib by reducing the dose of encorafenib to 300mg in the combination arm to allow for a comparison of equal doses across arms. Further results from Part 2 will be presented at a medical meeting during the second half of 2017.

Based on the strength of data from Part 1 and Part 2, we expect to file an NDA for COLUMBUS in June or July 2017. We believe that our European partner, Pierre Fabre, remains on track to file the Marketing Authorization Application during the summer of 2017.

About the Phase 3 COLUMBUS Study
The COLUMBUS trial, (NCT01909453), is a two-part, international, randomized, open label Phase 3 study evaluating the efficacy and safety of the combination of binimetinib plus encorafenib to vemurafenib and encorafenib monotherapy in 921 patients with locally advanced, unresectable or metastatic melanoma with BRAF V600 mutation. Prior immunotherapy treatment was allowed. Over 200 sites across North America, Europe, South America, Africa, Asia and Australia participated in the study. Patients were randomized into two parts:

In COLUMBUS Part 1, 577 patients were randomized 1:1:1 to receive 45mg binimetinib plus 450mg encorafenib (COMBO450), 300mg encorafenib alone, or 960mg vemurafenib alone. The dose of encorafenib in the combination arm is 50% higher than the single agent maximum tolerated dose of 300mg. A higher dose of encorafenib was possible due to improved tolerability when combined with binimetinib. The primary endpoint for the COLUMBUS trial was a PFS comparison of COMBO450 versus vemurafenib. PFS is determined based on tumor assessment (RECIST version 1.1 criteria) by a Blinded Independent Central Review (BICR). Secondary endpoints include a comparison of the PFS of encorafenib monotherapy to that of COMBO450 and a comparison of overall survival (OS) for COMBO450 to that of vemurafenib alone.

In November 2016, results from Part 1 were presented at the Society for Melanoma Research Annual Congress. The study met its primary endpoint, with COMBO450 significantly improving PFS compared with vemurafenib alone. In the analysis of the primary endpoint, the mPFS for patients treated with COMBO450 was 14.9 months versus 7.3 months for patients treated with vemurafenib; hazard ratio (HR) 0.54, (95% CI 0.41-0.71, P<0.001). As part of the trial design, the primary analysis was based on a BICR of patient scans, while results by local review at the investigative site were also analyzed. The chart below outlines the mPFS results, as determined by both assessments, for COMBO450 versus vemurafenib, COMBO450 versus encorafenib, and encorafenib versus vemurafenib:

	mPFS BICR		mPFS Local Review
COMBO450 vs. Vemurafenib	COMBO450	Vemurafenib	COMBO450	Vemurafenib
	14.9 months	7.3 months	14.8 months	7.3 months
	HR (95% CI): 0.54 (0.41-0.71); P<0.001		HR (95% CI): 0.49 (0.37-0.64); P<0.001

COMBO450 vs. Encorafenib	COMBO450	Encorafenib	COMBO450	Encorafenib
	14.9 months	9.6 months	14.8 months	9.2 months
	HR (95% CI): 0.75 (0.56-1.00); P=0.051		HR (95% CI): 0.68 (0.52-0.90); P=0.006

Encorafenib vs. Vemurafenib	Encorafenib	Vemurafenib	Encorafenib	Vemurafenib
	9.6 months	7.3 months	9.2 months	7.3 months
	HR (95% CI): 0.68 (0.52-0.90); P=0.007		HR (95% CI): 0.70 (0.54-0.91); P=0.008

COMBO450 was generally well-tolerated and reported adverse events (AEs) were overall consistent with previous bini/enco combination clinical trial results in BRAF-mutant melanoma patients. Grade 3/4 AEs which occurred in more than 5 percent of patients receiving COMBO450 included increased gamma-glutamyltransferase (GGT), increased blood creatine phosphokinase (CK), and hypertension. The incidence of AEs of special interest (toxicities commonly associated with commercially available MEK+BRAF-inhibitor treatments), for patients receiving COMBO450 included: rash (23 percent), pyrexia (18 percent), retinal pigment epithelial detachment (13 percent) and photosensitivity (5 percent).

In COLUMUS Part 2, 344 patients were randomized 3:1 to receive 45mg binimetinib plus 300mg encorafenib or 300mg encorafenib alone. Part 2 was designed to provide additional data to help evaluate the contribution of binimetinib to the combination of binimetinib and encorafenib. As the comparison of COMBO450 to encorafenib in Part 1 did not achieve statistical significance, the statistical analysis conducted in Part 2 is descriptive.

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

BEACON CRC PHASE 3 TRIAL: Randomized portion of trial now enrolling; patients receiving treatment
We are advancing BEACON CRC, a global Phase 3 trial of encorafenib and Erbitux® (cetuximab), with or without binimetinib, versus standard of care in patients with BRAF-mutant CRC who have previously received first-or second-line systemic therapy. Based on the attractive safety profile and with early encouraging clinical activity observed in the safety lead-in, the randomized portion of the trial is now enrolling and patients are receiving treatment. We expect to present early data from the safety lead-in later this year.

BEACON CRC was initiated based on results from a Phase 2 study including the combination of encorafenib and cetuximab in patients with advanced BRAF-mutant CRC, which were presented at the 2016 ASCO annual meeting. In this study mOS for these patients exceeded one year, which is more than double several historical published benchmarks for this population.

Colorectal cancer is the second most common cancer among men and third most common cancer among women in the United States, with more than 135,000 new cases and more than 50,000 deaths from the disease projected in 2017. In the United States, BRAF mutations occur in 8 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients.

MERCK COLLABORATION:
We entered into a clinical trial collaboration agreement with Merck to investigate the safety and efficacy of binimetinib with Merck's anti-PD-1 therapy, KEYTRUDA (pembrolizumab), in metastatic CRC patients with microsatellite stable tumors (MSS CRC). The companies entered into this collaboration based on the growing body of preclinical and clinical evidence that the immune activity of an anti-PD-1 therapy, such as KEYTRUDA, can be enhanced when combined with a MEK inhibitor, such as binimetinib.

Under the agreement, Array and Merck will collaborate on a clinical trial to investigate the safety and efficacy of the combination of binimetinib with KEYTRUDA, in MSS CRC patients. The trial is expected to establish a recommended dose regimen of binimetinib and KEYTRUDA, as well as explore the preliminary anti-tumor activity of several novel regimens. The study is expected to begin in the second half of 2017. Results from this first study will be used to determine optimal approaches to further clinical development of these combinations.

Merck will act as the sponsor of this clinical trial, and Array will supply Merck with binimetinib for use in the trial. This agreement does not include a non-competition provision that generally prohibits Merck or Array from entering into agreements with third parties to perform other clinical studies.

ARRY-382
We are advancing a Phase 1/2 dose escalation immuno-oncology trial of ARRY-382 in combination with KEYTRUDA, in patients with advanced solid tumors. ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF-1R kinase activity. Planned expansions include patients with melanoma and non-small cell lung cancer.

We have received a total of $974.9 million in research funding and in upfront and milestone payments from partners from inception through March 31, 2017, including $260.5 million in initial payments from strategic agreements that we entered into over the last ten years. We received an upfront cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30.0 million in January 2016 from Pierre Fabre following approval of the PF Agreement by the European Commission on Competition. Our existing partnered programs entitle Array to receive a total of over $2 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 12 partnered clinical and discovery programs.

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

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2017 vs. 2016		March 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Reimbursement revenue	$26,085	$36,941	$(10,856)	(29)%	$85,354	$73,912	$11,442	15%
Collaboration and other revenue	5,530	5,249	$281	5%	17,849	18,800	$(951)	(5)%
License and milestone revenue	1,665	857	$808	94%	13,871	1,962	$11,909	607%
Total revenue	$33,280	$43,047	$(9,767)	(23)%	$117,074	$94,674	$22,400	24%

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

As shown in the table above, we recognized approximately $26.1 million and $36.9 million in reimbursement revenue for the three months ended March 31, 2017 and 2016, respectively, and we recognized approximately $85.4 million and $73.9 million in reimbursement revenue for nine months ended March 31, 2017 and 2016, respectively. The increase in reimbursement revenue for the nine-month period ended March 31, 2017 compared with the prior year was attributable to the advancement of the transitioned studies. The transitioned studies have begun to wind down and the reimbursable expenses have begun to decline as reflected in the decreased reimbursement revenue for the three-months ended March 31, 2017 and 2016, respectively.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue was relatively consistent for the periods presented above, with approximately $5.5 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively, and approximately $17.8 million and $18.8 million for the nine months ended March 31, 2017 and 2016, respectively. Collaboration and other revenue was down slightly in the nine months ended March 31, 2017 compared with the prior year period mainly due to the conclusion of our collaborations with Biogen and Celgene during fiscal 2016 as well as decreased FTE revenue from our collaboration with Loxo, offset by new revenue under our collaborations with Pierre Fabre and Asahi Kasei.

Collaboration and other revenue also includes $450 thousand and $900 thousand for the three months ended March 31, 2017 and 2016, respectively, and $1.4 million and $2.7 million for the nine months ended March 31, 2017 and 2016, respectively, for recognition of the amortized portion of the upfront payment received from Novartis upon the effective date of the Binimetinib Agreement in March 2015 that was deferred. We are recording this revenue over a 28-month deferral period, which is the estimated number of months we expect will be required to materially complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The remaining balance of this deferred revenue was $450 thousand at March 31, 2017.

License and Milestone Revenue

License and milestone revenue consists of upfront license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $1.7 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, and $13.9 million and $2.0 million, for the nine months ended March 31, 2017 and 2016, respectively.

The increase in license and milestone revenue during the nine-month period was largely attributable to two milestone payments that were earned in the second quarter of fiscal 2017. We earned and recognized a $6.0 million milestone from Loxo for the advancement of LOXO-101, a PanTrk inhibitor for cancer, and as well as a $2.5 million milestone from Roche for the advancement of danoprevir, the NS3/4A protease inhibitor for Hepatitis C, during the quarter ended December 31, 2016. Additionally, we recognized license and milestone revenue for the three and nine months ended March 31, 2017 related to license payments which were previously received from Pierre Fabre and Asahi Kasei. We recognized approximately $0.8 million and $2.3 million from Pierre Fabre during the three- and nine- month periods ended March 31, 2017, respectively . We recognized approximately $0.6 million and $1.8 million in revenue from Asahi Kasei during the three- and nine-month periods ended March 31, 2017, respectively.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2017 vs. 2016		March 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Cost of partnered programs	$7,432	$5,847	$1,585	27%	$25,303	$17,722	$7,581	43%
Research and development for proprietary programs	46,069	48,802	(2,733)	(6)%	139,101	111,151	27,950	25%
General and administrative	11,714	8,406	3,308	39%	28,410	25,702	2,708	11%
Total operating expenses	$65,215	$63,055	$2,160	3%	$192,814	$154,575	$38,239	25%

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

Cost of partnered programs increased from approximately $5.8 million to $7.4 million during the three months ended March 31, 2016 and 2017, respectively, and from approximately $17.7 million to $25.3 million during the nine months ended March 31, 2016 and 2017, respectively. The increase in cost of partnered programs is primarily attributed to increases in our portion of development costs relating to the BEACON study of binimetinib and encorafenib in partnership with Pierre Fabre.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2017 vs. 2016		March 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Salaries, benefits and share-based compensation	$6,376	$4,942	$1,434	29%	$18,390	$14,397	$3,993	28%
Outsourced services and consulting	36,966	41,143	(4,177)	(10)%	112,760	88,484	24,276	27%
Laboratory supplies	1,344	1,148	196	17%	3,659	3,705	(46)	(1)%
Facilities and depreciation	965	1,122	(157)	(14)%	3,060	3,170	(110)	(3)%
Other	418	447	(29)	(6)%	1,232	1,395	(163)	(12)%
Total research and development expenses	$46,069	$48,802	$(2,733)	(6)%	$139,101	$111,151	$27,950	25%

Research and development expenses for proprietary programs increased during the nine-month period primarily due to increased outsourced services and consulting costs required for the advancement of clinical trials for binimetinib and encorafenib. During the first nine months of fiscal 2017, we also incurred costs associated with preparing for the commercialization of binimetinib and encorafenib in excess of costs incurred during the prior year. In addition, the Novartis transitioned studies have begun to wind down, and the expenses associated with these studies have begun to decline as reflected in the decreased outsourced services and consulting costs for the three-months ended March 31, 2017 and 2016, respectively.

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

General and administrative expenses increased to approximately $11.7 million compared to $8.4 million, for the three months ended March 31, 2017 and 2016, respectively, and to approximately $28.4 million compared to $25.7 million, for the nine months ended March 31, 2017 and 2016, respectively.

The increase in general and administrative expense during the three- and nine-month periods is primarily driven by costs associated with building our commercial infrastructure as we prepare for potential launch as well as increased legal and stock based compensation charges versus prior year.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2017 vs. 2016		March 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Realized gain on investments and other	$785	$—	785	(a)	$785	$—	785	(a)
Impairment loss related to cost method investment	—	—	—	(a)	(1,500)	—	(1,500)	(a)
Change in fair value of notes payable	(1,300)	—	(1,300)	(a)	(2,100)	—	(2,100)	(a)
Interest income	228	76	152	200%	510	167	343	205%
Interest expense	(3,095)	(2,743)	(352)	(13)%	(9,181)	(8,092)	(1,089)	(13)%
Total other income (expense), net	$(3,382)	$(2,667)	$(715)	(27)%	$(11,486)	$(7,925)	$(3,561)	(45)%
(a) Not meaningful.

Prior to September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that we received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. We do not have a controlling interest nor do we exert significant influence over VentiRx.  During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of the investment which caused us to record a $1.5 million impairment loss related to this investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and we received cash proceeds in the amount of $0.5 million for our share of the proceeds of this acquisition. As of March 31, 2017, we have no remaining equity in VentiRx. We may be entitled to additional proceeds which are currently held in escrow, as well as our proportionate share of future milestone payments if certain development milestones are achieved on the program.

We recognized $1.3 million and $2.1 million during the three and nine months ended March 31, 2017 to adjust the fair value of the Redmile notes as discussed in Note 5 - Fair Value Measurements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to Convertible Promissory Notes we issued to Redmile, our term loan with Comerica Bank and our term loan with Silicon Valley Bank, which replaced our Comerica Bank facility in December 2016. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2017, we had an accumulated deficit of approximately $889.1 million, and we had a net loss of approximately $35.3 million and $87.2 million for the three and nine months ended March 31, 2017, respectively. We had net loss of approximately $92.8 million for the fiscal year ended June 30, 2016. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015 and a net loss of approximately $85.3 million for the fiscal year ended June 30, 2014.

For the nine months ended March 31, 2017, our net cash used in operations was approximately $56.7 million. We have historically funded our operations from upfront fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities.

We entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, dated March 27, 2013, which has subsequently been amended to permit the sale by Cantor, acting as our sales agent, of up to $75.0 million in additional shares of our common stock from time to time in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 2% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days' prior written notice. We received net proceeds of approximately $19.6 million and $2.9 million on sales under the Sales Agreement during the nine months ended March 31, 2017 and 2016, respectively, and totaling $142.6 million from September 2013 to December 31, 2016. As of March 31, 2017, there is approximately $52.4 million available for future issuance under the Sales Agreement.

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

On September 2, 2016, we entered into a Note Purchase Agreement with Redmile from which we received net proceeds of $9.8 million, as further discussed in Note 4 - Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On October 3, 2016, we closed an underwritten public offering of 21.2 million shares of our common stock, which included 2.8 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering, at a public offering price of $6.25 per share. The total net proceeds from the offering were $124.2 million, after underwriting discounts and commissions and offering expenses. Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of March 31, 2017 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include upfront, royalty and/or milestone payments.

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

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	March 31, 2017	June 30, 2016	$ Change
Cash and cash equivalents	$83,749	$56,598	$27,151
Marketable securities – short-term	122,996	53,344	69,652
Marketable securities – long-term	647	596	51
Accounts receivable	32,507	39,302	(6,795)
Total	$239,899	$149,840	$90,059

The increase in cash and cash equivalents and marketable securities are attributable to proceeds from the public offering we completed in October 2016 of shares of our common stock, resulting in net proceeds of approximately $124.2 million. The decrease in accounts receivable is primarily due to the Novartis transitioned studies which have begun to wind down and resulted in decreased reimbursement revenue.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended March 31,
	2017	2016	$ Change
Cash flows provided by (used in):
Operating activities	$(56,661)	$(62,628)	$5,967
Investing activities	(72,465)	64,451	(136,916)
Financing activities	156,277	4,944	151,333
Total	$27,151	$6,767	$20,384

Net cash used in operating activities decreased approximately $6.0 million between the comparable periods. The decrease in net cash used in operating activities was mainly due to the increase in net loss of approximately $19.4 million offset by a change in working capital items of approximately $19.8 million and an increase in non-cash adjustments of $5.6 million.

Net cash used in investing activities increased $136.9 million due to a decrease in proceeds from maturities and sales of investment securities and an increase in purchases of securities during the current period following our public offering of shares of common stock in October 2016, as compared to the prior year period where maturities and sales of investment securities exceeded purchases.

Net cash provided by financing activities increased $151.3 million primarily related to $124.2 million in net proceeds from the follow-on offering of our common stock in October 2016, $16.7 million increased net proceeds for at-the-market sales of our common stock under our Sales Agreement with Cantor, and $9.8 million in net proceeds from the Convertible Promissory Notes we issued to Redmile in September 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars. As a result, historically and as of March 31, 2017, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at March 31, 2017, we would expect future interest income to increase or decrease by approximately $1.2 million over the next 12 months based on the balance as of March 31, 2017 of $123.0 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 2.0% on the Silicon Valley Bank debt as of March 31, 2017 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of March 31, 2017, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 10th day of May 2017.

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