Form 10-K
period 2017-06-30
ARRAY BIOPHARMA INC
filed 2017-08-11
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
		(do not check if smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of 12/31/16, was $1,448,653,943, based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant's common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of August 4, 2017, the registrant had 171,442,290 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARRAY BIOPHARMA INC.
ANNUAL REPORT ON FORM 10-K

PART I

Array BioPharma Inc. and the Array BioPharma Inc. logo are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2017 refers to the fiscal year ended June 30, 2017.

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

ITEM 1.     BUSINESS

Our Business

Array BioPharma Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Nine registration studies are currently advancing related to eight Array-owned or partnered drugs: binimetinib (MEK162), encorafenib (LGX818), selumetinib (partnered with AstraZeneca), danoprevir (partnered with Roche), ipatasertib (partnered with Genentech), larotrectinib (partnered with Loxo Oncology), tucatinib (partnered with Cascadian Therapeutics) and varlitinib (partnered with Aslan Pharmaceuticals).
Our most significant clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / NDA
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / NDA
Selumetinib	MEK inhibitor for cancer	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3 / NDA
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Larotrectinib/LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial
Tucatinib/ONT-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics, Inc.	Phase 2 / Registration Trial
Varlitinib/ASLAN001	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / Registration Trial
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	CHK-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
ARRY-382	CSF1R inhibitor for cancer		Phase 1 / 2
GDC-0575	CHK-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
LOXO-292	RET inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
LOXO-195	NTRK inhibitor for cancer	Loxo Oncology, Inc.	Phase 1

Binimetinib and Encorafenib
In March 2015, we regained development and commercialization rights to binimetinib, a MEK inhibitor, under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and to encorafenib, a BRAF inhibitor, under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, Array received an upfront payment of $85.0 million from Novartis. We believe these programs present significant opportunity to Array in the area of oncology.

Binimetinib and encorafenib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the BEACON CRC trial studying encorafenib in combination with binimetinib and cetuximab in patients with BRAF V600E-mutant CRC ("BRAFm CRC"). On July 5, 2017, we announced the submission of two NDAs to the FDA to support use of the combination of binimetinib 45 mg twice daily and encorafenib 450 mg once daily (COMBO450) for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma. Binimetinib and encorafenib are investigational medicines and are not currently approved in any country.

Novartis continues to substantially fund all ongoing trials with binimetinib and encorafenib that were active or planned as of the close of the Novartis Agreements in 2015, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $107.2 million for the previous 12 months.

We have also entered into agreements with Pierre Fabre Medicament SAS, (or "Pierre Fabre" or "PFM") and Ono Pharmaceutical Co., Ltd. (or "Ono") related to the binimetinib and encorafenib programs.

PIERRE FABRE AGREEMENT

On November 10, 2015, we entered into a Development and Commercialization Agreement ("the PF Agreement") with Pierre Fabre pursuant to which we granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel. The PF Agreement satisfies our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

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

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. The companies will also enter into a clinical and commercial supply agreement pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in certain indications.

Each party has also agreed not to distribute, sell or promote competing products in each party’s respective markets during a period of exclusivity. Each party has also agreed to indemnify the other party from certain liabilities specified in the Agreement.

In connection with the PF Agreement, Array received $30.0 million as a non-refundable up-front payment during the year ended June 30, 2016. The PF Agreement contains substantive potential milestone payments of up to $35.0 million for achievement of three regulatory milestones relating to European Commission marketing approvals for three specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement.

ONO AGREEMENT

Effective May 31, 2017, we entered into a License, Development and Commercialization Agreement (the “Ono Agreement”) with Ono, a company duly organized and existing under the laws of Japan, pursuant to which we granted Ono exclusive rights to commercialize binimetinib and encorafenib, in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. We retain all rights outside the Ono

Territory, as well as the right to conduct development and manufacturing activities in the Ono Territory, except for rights we have granted to Pierre Fabre under the PF Agreement.

Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million. We retain all rights to conduct, either itself or through third parties, all clinical studies and file related regulatory filings with respect to binimetinib and encorafenib and to develop, manufacture and commercialize binimetinib and encorafenib outside the Ono Territory (subject to rights Array has granted to Pierre Fabre Medicament in certain countries). We are entitled to receive up to ¥1.8 billion in milestone payments from Ono if certain development goals are achieved, ¥5.0 billion in milestone payments from Ono if certain regulatory milestones are achieved, and ¥10.5 billion in milestone payments from Ono if certain sales milestones are achieved. A portion of these milestones represent Ono’s co-funding obligation as part of Ono’s participation in the Phase 3 BEACON CRC trial. We are further eligible for tiered double-digit royalties on annual net sales of binimetinib and encorafenib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of June 30, 2017, ¥1.0 billion was the equivalent of approximately $8.9 million.

All ongoing clinical trials involving binimetinib and encorafenib, including the BEACON CRC and COLUMBUS trials, continue as planned as of the effective date of the agreement, and Ono is entitled to the data derived from such studies. As part of the agreement, Ono obtained the right to participate in any future global development of binimetinib and encorafenib by contributing 12% of those future costs. Ono is responsible for seeking, and for any development of binimetinib and encorafenib specifically necessary to obtain, regulatory and marketing approvals for products in the Ono Territory. We will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by us and Ono, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with binimetinib and encorafenib in certain indications in the Ono Territory.

Each party has also agreed not to distribute, sell or promote competing MEK or RAF products in the Ono Territory during the term of the Ono Agreement. Each party has also agreed to indemnify the other party from customary matters specified in the Ono Agreement.

The Ono Agreement will continue in effect on a product-by-product, country-by-country basis for a period that expires ten years after the later of expiration of patent protection or marketing exclusivity for the applicable product. The Ono Agreement may be terminated by either party for breach of the Agreement by the other party, in the event of the insolvency or bankruptcy of the other party, by Ono with 180 days’ prior notice after the fifth year after first commercial sale of either binimetinib or encorafenib in the Ono Territory, or by Ono on a product-by-product basis for certain safety reasons.

COLUMBUS

COLUMBUS is a global Phase 3 study comparing binimetinib and encorafenib versus vemurafenib being conducted in BRAF-mutant melanoma patients.

On July 5, 2017, we announced the submission of two NDAs to the FDA to support use of the combination of binimetinib 45 mg twice daily and encorafenib 450 mg once daily (COMBO450) for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma. In addition, Array’s European partner, Pierre Fabre, filed the MAAs for binimetininb and encorafenib with the EMA in July 2017. The submissions are supported by data from the pivotal Phase 3 COLUMBUS study, which showed that patients who received binimetinib and encorafenib had a significantly longer progression free survival (or "PFS") compared to patients receiving vemurafenib.

As presented at the 2016 Society for Melanoma Research Annual Congress, results from Part 1 of the COLUMBUS study showed that COMBO450 significantly extend PFS in patients with advanced BRAF-mutant melanoma, with a PFS of 14.9 months compared with 7.3 months observed with vemurafenib [hazard ratio (HR) 0.54, (95% CI 0.41-0.71, P<0.001)]. As part of the trial design, the primary analysis was based on a Blinded Independent Central Review (or "BICR") of patient scans, while results by local review at the investigative site were also analyzed. The table below outlines the median PFS (or "mPFS") results, as determined by both assessments, for COMBO450 versus vemurafenib, COMBO450 versus encorafenib, and encorafenib versus vemurafenib:

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

In this study, COMBO450 was generally well-tolerated, with a median duration of treatment of 51 weeks and median relative dose intensity for encorafenib and binimetinib of 100% and 99.6%, respectively. Grade 3/4 adverse events (or "AEs") that occurred in more than 5% of patients receiving COMBO450 were increased gamma-glutamyltransferase (GGT) (9%), increased blood creatine phosphokinase (CK) (7%) and hypertension (6%). The incidence of selected any grade AEs of special interest, defined based on toxicities commonly associated with commercially available MEK+BRAF-inhibitor treatments for patients receiving COMBO450 included: rash (23%), pyrexia (18%), retinal pigment epithelial detachment (13%) and photosensitivity (5%). Full safety results of COLUMBUS Part 1 were presented at the 2016 Society for Melanoma Research Annual Congress.

COLUMBUS Part 2 was designed specifically to assess the contribution of binimetinib to the combination of binimetinib and encorafenib by reducing the dose of encorafenib to 300mg in the combination arm to allow for a comparison of equal doses across arms. In COLUMBUS Part 2, the primary analysis compared PFS in patients treated with binimetinib 45mg twice daily plus encorafenib 300mg daily (COMBO300) to patients treated with encorafenib 300mg daily as a single agent. Top-line results showed the mPFS for patients treated with COMBO300 was 12.9 months compared to 9.2 months for patients treated with single agent encorafenib, with HR of 0.77 [95% CI 0.61-0.97, p=0.029]. COMBO300 was generally well-tolerated and reported dose intensity and AEs were consistent with COMBO450 results in COLUMBUS Part 1. Further results from COLUMBUS Part 2 will be presented at the ESMO Congress in September 2017 in Madrid, Spain (2017 ESMO).

BEACON CRC

BEACON CRC is a global Phase 3 trial of encorafenib and Erbitux® (cetuximab), with or without binimetinib, versus standard of care in patients with BRAF-mutant CRC who have previously received first-or second-line systemic therapy. Based on the attractive safety profile and with early encouraging clinical activity observed in the safety lead-in, the randomized portion of the trial was initiated. Data from the safety lead-in will be presented at 2017 ESMO.

The BEACON CRC trial was initiated based on results from a Phase 2 study including the combination of encorafenib and cetuximab in patients with advanced BRAF-mutant CRC, which were presented at the 2016 ASCO annual meeting. In this study median Overall Survival (or "OS") for these patients exceeded one year, which is more than double several separate historical standard of care published benchmarks for this population.

The primary endpoint of BEACON CRC trial is OS of the triplet therapy compared to the control arm. The secondary endpoints address efficacy of the doublet therapy compared to the control arm, and the triplet therapy compared to the doublet therapy. Other secondary endpoints include PFS, Objective Response Rate (or "ORR"), duration of response, safety and tolerability. Health related quality of life data will also be assessed.  The trial will be conducted at over 250 investigational sites in North America, South America, Europe and the Asia Pacific region. Patient enrollment is expected to be completed in 2018.

Array is the global sponsor of the study. Pursuant to the PF Agreement with Pierre Fabre, Pierre Fabre has elected to co-fund 40% of the cost of the BEACON CRC trial. Merck KGaA, Darmstadt, Germany, is the owner of Erbitux outside the United States and Canada, and will supply Erbitux to all trial sites outside the United States and Canada as part of the collaboration. If successful, results would support regulatory submissions for all three parties as well as Ono.

Colorectal cancer is the second most common cancer among men and third most common cancer among women in the United States, with more than 135,000 new cases and more than 50,000 deaths from the disease projected in 2017. In the United States, BRAF mutations occur in 10 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients.

BRISTOL-MYERS SQUIBB COLLABORATION
We entered into a clinical research collaboration with Bristol-Myers Squibb in May 2017 to investigate the safety, tolerability and efficacy of binimetinib in combination with Bristol-Myers Squibb's Opdivo (nivolumab) and Opdivo + Yervoy (ipilimumab) regimen as a potential treatment for metastatic CRC in patients with microsatellite stable tumors.

The Phase 1/2 study is expected to establish recommended dose regimens for further study and explore the preliminary anti-tumor activity of combining binimetinib with Opdivo, as well as binimetinib in combination with the Opdivo + Yervoy regimen. Results from this first study, which are anticipated to begin in the second half of 2017, will be used to determine optimal approaches to further clinical development of these combinations.

Under the terms of the agreement, Array and Bristol-Myers Squibb will jointly support the study with Array acting as the sponsor.

MERCK COLLABORATION

We entered into a clinical trial collaboration agreement with Merck in May 2017 to investigate the safety and efficacy of binimetinib with Merck's anti-PD-1 therapy, KEYTRUDA (pembrolizumab), in metastatic CRC patients with microsatellite stable tumors. The companies entered into this collaboration based on the growing body of preclinical and clinical evidence that the immune activity of an anti-PD-1 therapy, such as KEYTRUDA, can be enhanced when combined with a MEK inhibitor, such as binimetinib.

Under the agreement, Array and Merck will collaborate on a clinical trial to investigate the safety and efficacy of the combination of binimetinib with KEYTRUDA, in CRC patients with microsatellite stable tumors. The trial is expected to establish a recommended dose regimen of binimetinib and KEYTRUDA, as well as explore the preliminary anti-tumor activity of several novel regimens. The study is expected to begin in the second half of 2017. Results from this first study will be used to determine optimal approaches to further clinical development of these combinations.

Merck will act as the sponsor of this clinical trial, and Array will supply Merck with binimetinib for use in the trial. This agreement does not include a non-competition provision that generally prohibits Merck or Array from entering into agreements with third parties to perform other clinical studies.

NEMO

The NEMO trial was a Phase 3 study that compared binimetinib to dacarbazine in NRAS-mutant melanoma patients. In March 2017, we announced our decision to withdraw from the U.S. Food and Drug Administration's (or the "FDA") Division of Oncology Products 2 our new drug application (or "NDA") for binimetinib monotherapy for the treatment of NRAS-mutant melanoma, a rare, mutationally-driven subset of skin cancer. This action was based on thorough discussions and communications with the FDA, including exploration of various paths to approval, and followed the late cycle review meeting held with the FDA on Friday, March 17, 2017.  Based on feedback from the agency, Array concluded that the clinical benefit demonstrated in the Phase 3 NEMO clinical trial would not be found sufficient to support approval of the NRAS-mutant melanoma NDA. The Marketing Authorization Applications for binimetinib in NRAS-mutant melanoma filed by Pierre Fabre in Europe and Australia remain active at this time.

ARRY-382

We are advancing a Phase 1/2 immuno-oncology trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a Programmed Cell Death Receptor 1 (PD-1) antibody, in patients with advanced solid tumors. ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF-1R kinase activity. Our current plans to expand development of ARRY-382 include treatment for patients with melanoma and non-small cell lung cancer.

ARRY-797

Based on data to date from a Phase 2 study of ARRY-797, an oral, selective p38 mitogen-activated protein kinase inhibitor, in patients with LMNA-related DCM a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis. Array plans to initiate a Phase 3 trial of ARRY-797 later in 2017 as we evaluate options regarding the asset, including advancing it internally, partnering the program for further development and commercialization or creating a separate company.

Preclinical Drug Discovery Programs

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including collaborations with Amgen, Asahi Kasei Pharma Corporation, Loxo Oncology and Mirati Therapeutics, Inc.

In June 2017, we initiated a collaboration agreement with Amgen for the discovery and development of novel drugs for autoimmune disorders. The undisclosed target and lead inhibitors were discovered using Array's proprietary Kinase-Directed Phenotypic Screening Platform that leverages Array's deep expertise in chemistry and early lead development. Under the terms of the agreement, Amgen and Array will collaborate on preclinical development with Array leading the medicinal chemistry work. Amgen is responsible for clinical development and commercialization. In exchange for exclusive rights to Array’s preclinical program, Amgen will make upfront and milestone payments, as well as pay royalties on sales of resulting therapies.

In October 2014, we initiated an agreement with Mirati Therapeutics, Inc. whereby Array conducted a feasibility program for Mirati related to a particular target in exchange for an up-front payment of $1.6 million. In September 2015, Mirati exercised an option to extend the feasibility program for six months, for which Array received a $750 thousand option extension fee. During April 2016, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the agreement and Array received $2.5 million and will receive additional fees as reimbursement for research and development services. In June 2017, Array and Mirati entered into a second agreement related to a different target in exchange for an up-front payment of $2.0 million million that was received in June 2017.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Our significant clinical stage partners include:

•
ASLAN – We entered into a Collaboration and License Agreement with ASLAN in July 2011 to develop Array's pan-HER inhibitor, varlitinib. According to ASLAN, varlitinib is currently in Phase 1 and 2 / registration clinical trials in patients with biliary tract cancer, gastric cancer, breast cancer or cholangiocarcinoma.

•
AstraZeneca – In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca under which AstraZeneca received a license to three of our MEK inhibitors for cancer, including selumetinib, which is currently in numerous clinical trials, including two registration trials.

•
Cascadian Therapeutics – We entered into a Development and Commercialization Agreement with Cascadian Therapeutics in May 2013, to collaborate on the development and commercialization of tucatinib, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer. In December 2014, we granted Cascadian Therapeutics an exclusive license to develop, manufacture and commercialize tucatinib. The License Agreement replaces the 2013 agreement. Cascadian Therapeutics is continuing development of tucatinib in a defined set of proof-of-concept trials and a registration trial in patients with metastatic breast cancer, including patients with brain metastases.

•
Genentech – We entered into a worldwide strategic Drug Discovery Collaboration Agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is ipatasertib, an AKT inhibitor for cancer, which is currently in Phase 3 . We also entered into a License Agreement with Genentech in August 2011 for the development of each company's small molecule CHK-1 program in oncology. The program included Genentech's compound GDC-0425 (RG7602) and Array's compound GDC-0575 (previously known as ARRY-575). Genentech selected GDC-0575 to advance into further clinical trials in patients with cancer.

•
Loxo – We entered into a Drug Discovery Collaboration Agreement with Loxo in July 2013 and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase, or Trk, family of receptors, including larotrectinib, which is currently in a Phase 2/registration clinical trial. Loxo is also advancing Array-invented LOXO-195, a Trk inhibitor, and LOXO-292, a Ret inhibitor, in Phase 1 trials.

•
Roche Holding AG – We entered into a Drug Discovery Collaboration Agreement with InterMune in 2002, which resulted in the joint discovery of ASC08 / danoprevir, a novel small molecule inhibitor of the Hepatitis C Virus NS3/4A protease. Roche Holding AG acquired ASC08 from InterMune in 2010 and partnered with Ascletis in 2013 to advance the program in greater China. In December 2016, Ascletis filed an NDA for ASC08 with the China Food and Drug Administration and received priority review in March 2017.

•
VentiRx (now owned by Celgene) – We entered into a Collaboration and License Agreement with VentiRx, Inc. in February 2007 and granted VentiRx exclusive worldwide rights to certain molecules from our Toll-Like Receptor, or TLR, program, including motolimod, which is currently in Phase 2 clinical trials. In February 2017, Celgene acquired VentiRx and the motolimod program.

Business History

We have received a total of $1.0 billion in research funding and in up-front and milestone payments from partners from inception through June 30, 2017, including $292.0 million in initial payments from strategic agreements we entered into over the last ten years. We received an up-front cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib and of $30.0 million in January 2016 from Pierre Fabre and $31.2 million in June 2017 from Ono. Our existing partnered programs entitle Array to receive a total of over $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 17 partnered clinical and discovery programs. The potential milestones we are entitled to receive are further described in Note 5 – Collaboration and Other Agreements to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Our largest or most advanced clinical stage collaborations currently include our agreements with ASLAN, AstraZeneca, Cascadian Therapeutics, Genentech, Loxo, InterMune/Roche, Ono Pharmaceutical, Pierre Fabre and Celgene. Under our current partnered programs, our involvement in the development or research phase has ended, but we retain the right to receive clinical, regulatory and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research collaborations with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these collaborations, we also perform process research and development and clinical development.

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

1. ASLAN — Varlitinib Pan-HER Program

In July 2011, we entered into a Collaboration and License Agreement with ASLAN to develop Array's pan-HER inhibitor, varlitinib/ASLAN001/ARRY-543, which is currently in Phase 1 and 2 / registration studies in patients with biliary tract cancer, gastric cancer, breast cancer or cholangiocarcinoma in Asia. Under the agreement, ASLAN is funding and developing Varlitinib through clinical proof-of-concept. Upon achievement of proof-of-concept, ASLAN will identify a global partner for Phase 3 development and commercialization. Array will share a significant portion of the proceeds of such partnering transaction.

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

2. AstraZeneca — Selumetinib — MEK Program

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications which we invented during the collaboration for oncology indications. AstraZeneca continues to advance selumetinib in two registration trials: a registration trial in patients with neurofibromatosis type 1 and the ASTRA trial in patients with differentiated thyroid cancer. AstraZeneca estimates top-line results from both trials in 2018.

We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. Our research obligations ended in 2004 and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration. To date, we have earned $26.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $30 million specific for selumetinib and royalties on product sales.

3. Cascadian Therapeutics — Tucatinib/ONT-380/ARRY-380 — HER2 Inhibitor Program

In May 2013, we entered into a Development and Commercialization Agreement with Cascadian Therapeutics (formerly Oncothyreon Inc.) to collaborate on the development and commercialization of tucatinib, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer, currently in Phase 2. Under the terms of the agreement, Cascadian Therapeutics paid Array a one-time up-front fee of $10 million.

In December 2014, we granted Cascadian Therapeutics an exclusive license to develop, manufacture and commercialize tucatinib pursuant to a License Agreement that replaced the 2013 agreement. As part of the License Agreement, Cascadian Therapeutics paid Array $20 million as an up-front fee. In addition, Cascadian Therapeutics will pay Array a material percentage of any payments received from sublicensing tucatinib rights. If Cascadian Therapeutics is acquired within three years of the effective date of the License Agreement, Array will be eligible for up to $280 million in commercial and other milestone payments. Array is also entitled to receive up to a double-digit royalty based on net sales of tucatinib.

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

4. Genentech — Ipatasertib

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

In 2005, 2008, and 2009, we expanded our collaboration with Genentech to develop clinical candidates directed against additional targets. Under the agreement, we received additional research funding, as well as potential research and development milestone payments and product royalties based on the success of each new program. In September 2010, we and Genentech extended the agreement for an additional two years of funded research through January 2013. Genentech may terminate the agreement upon four months' written notice. Genentech has paid Array a total of $26.5 million in up-front and milestone payments, and we have the potential to earn an additional $20.0 million for all programs if Genentech continues development and achieves the remaining clinical milestones set forth in the agreement.

Genentech is advancing one collaborative drug, ipatasertib, an AKT inhibitor, in a Phase 3 trial in prostate cancer and multiple Phase 2 trials.

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

6. InterMune (program now owned by Roche) — ASC08 Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a Drug Discovery Collaboration Agreement with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered ASC08 / danoprevir, which is currently under review by the China Food and Drug Administration for marketing approval. At this time, Ascletis is conducting all clinical development for ASC08. In October 2010, Roche expanded its portfolio of investigational medicines for HCV through the purchase of ASC08 from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. Under the terms of Array's collaboration agreement with InterMune, InterMune has an obligation to make milestone payments to us based on the selection and progress of ASC08, as well as royalties on commercial sales of ASC08. To date, we have received $4.2 million in milestone payments and have the potential to earn an additional $5.0 million if all clinical and commercialization milestones for ASC08 are achieved under the agreement.

7. Lilly — Prexasertib/LY2606368 — CHK-1 Inhibitor Program

In 1999 and 2000, Array entered into collaboration agreements involving small-molecule CHK-1 inhibitors with ICOS Corporation. LY2603618 and prexasertib resulted from the collaboration between Array and ICOS. Eli Lilly and Company acquired ICOS in 2007. Array received $375 thousand in clinical milestone payments due to program advancements. Array is entitled to receive additional milestone payments totaling $2.5 million based on Lilly's achievement of clinical and regulatory milestones with the program. Prexasertib is being studied in multiple Phase 1 or 2 trials for cancer.

8. Loxo — Larotrectinib — PanTrk Inhibitor Program

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo which was subsequently amended in November 2013, April 2014, October 2014, March 2015 and February 2016. It granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds including larotrectinib, which is currently in Phase 1 and Phase 2/registration clinical trials.  LOXO-195, a next-generation TRK inhibitor, and LOXO-292, a RET inhibitor, are also advancing in Phase 1.
Under the terms of the amended agreement, Loxo is funding further discovery and preclinical programs to be conducted by Array, including a FGFR program.  The most recent amended agreement extended the term through September 2017, with Loxo retaining an option to extend the term for up to one additional year. During June 2017, Loxo exercised its option to extend the term through September 2018. Loxo is responsible for all additional preclinical and clinical development and commercialization.
Array receives advance payments for the preclinical research and other services that Array is providing during the term of the discovery program. To date, we have earned $9.3 million in milestone and other upfront payments and have the potential to earn up to approximately (i) $215 million with respect to products related to TRK, including larotrectinib and its backup compounds, and (ii) $212 million with respect to product candidates directed to targets other than TRK, if Loxo achieves additional clinical, regulatory and sales milestones plus royalties on sales of any resulting drugs.
The Loxo agreement, as amended, will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms.  The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, Array will only be entitled to seek monetary damages, and will not have the right to terminate the agreement in the event of Loxo's breach after expiration of the discovery program term.  Loxo also has the right to terminate the agreement or to terminate discovery research with respect to any targets under development with six months’ notice to Array.  If Loxo terminates the agreement for convenience, all licenses granted to Loxo will terminate and Array will have all rights to further develop and commercialize the licensed programs.  The period of exclusivity to be observed by Array under the Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by Array, or as long as Loxo is commercializing a product for a target under the agreement.

9. VentiRx (now owned by Celgene) — Motolimod/VTX-2337 — TLR Program

In February 2007, we entered into a Collaboration and License Agreement with the privately-held biopharmaceutical company VentiRx, under which we granted VentiRx exclusive worldwide rights to certain molecules from our TLR program. In February 2017, VentiRx was acquired by Celgene. The program contains a number of compounds targeting TLRs to activate innate immunity, including motolimod/VTX-2337, which is currently in Phase 2. We received equity in VentiRx, as well as an up-front payment and the right to receive potential milestone payments and royalties on product sales. To date, we have received $2.6 million in milestone payments and have the potential to earn an additional $56 million if Celgene achieves the remaining clinical and commercial milestones under the agreement. See Note 1 — Overview, Basis of Presentation and Summary of Significant Accounting Policies — Equity Investment to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of the equity interest we received in VentiRx as a result of this agreement.

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

The worldwide market for targeted cancer drugs, the cancer drug market's fastest growing segment, is forecast to grow from $102 billion in 2017 to $191 billion in 2022.
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

Cancer Market

Despite a wide range of available cancer therapies, patients' treatment responses remain limited and variable. As a result, oncologists are increasingly using combination therapies and drug dosing regimens tailored for individual tumor types and patients. The goal of targeted therapies is to specifically address the underlying mechanisms of the disease by regulating discrete aspects of cellular function affecting cancer cells to a greater extent than normal cells. As such, targeted therapies hold the promise of being more effective with fewer side effects than cytotoxic chemotherapy drugs. Further, biomarkers are increasingly playing a role in both patient prognosis and drug selection. We believe certain cancers will eventually become chronic diseases, treated with a combination of targeted therapies. Our research strategy in the cancer market is to build a pipeline of targeted therapies to be used as targeted combination regimens or in combination with immunotherapy agents including PD1 inhibitors.

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2017, in the U.S. there will be an estimated 1.7 million new cases of cancer in 2017 and nearly 600 thousand cancer-related deaths. The five-year relative survival rate for all cancers diagnosed between 2003 and 2009 is 68%, up from 49% in 1975-1977. The improvement in survival reflects both progress in diagnosing certain cancers at an earlier stage and improvements in treatment.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2017 by major cancer types of interest to Array:

	Estimated 2017
Type of Cancer	New Cases	Deaths

Lung	222,500	155,870
Breast	255,180	41,070
Colorectal	135,430	50,260
Melanoma	87,110	9,730
Thyroid	56,870	2,010
Pancreas	53,670	43,090
Ovarian	22,440	14,080
Stomach	28,000	10,960
Myeloma	30,280	12,590
Gallbladder and Other Biliary	11,740	3,830
	903,220	343,490

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

In addition to targeted therapies, immunotherapy agents that target PD1 have gained approval across multiple tumor types including melanoma, NSCLC, Merkel cell carcinoma, urothelial carcinoma, squamous cell carcinoma of the head and neck, and classical Hodgkin Lymphoma. Recently, Merck’s Keytruda (pembrolizumab) became the first oncology therapy to be approved for patients with microsatellite instable (MSI) tumors regardless of tumor location. In melanoma and NSCLC in particular, Keytruda and BMS’ Opdivo (nivolumab) have become major players with significant market share. One area of particular interest for Array is developing combination therapies of proprietary targeted therapies and PD1 inhibitors in order to address a broader range of patients.

Melanoma (Binimetinib — MEK inhibitor and Encorafenib — BRAF inhibitor)

Melanoma is the deadliest form of skin cancer. The number of new malignant melanoma cases has been increasing substantially over the past 30 years and at a rate that is among the fastest growing of any human cancer. According to the American Cancer Society, approximately 87 thousand new cases of melanoma are expected to be diagnosed in 2017, and nearly 10,000 patients are expected to succumb to their disease. Prognosis is heavily dependent upon stage of the disease. The outlook for patients with metastatic disease is poor, with a five-year survival rate of approximately 20%.
The optimal treatment for melanoma varies with the stage of the disease. In patients with early disease, surgical excision is the treatment of choice with some of these patients receiving adjuvant therapy with interferon alfa or Yervoy (ipilimumab). Surgical excision of limited distant metastatic disease can occasionally produce durable benefit, but most patients with distant metastases require systemic therapy. Systemic therapies include chemotherapy and immunotherapy, used either alone or in combination.
Market growth of melanoma drug therapies is expected to be strong, with sales across the worldwide markets forecasted to grow at a CAGR of 14% from $3.7 billion in 2016 to $8.1 billion in 2022. This forecasted growth is driven largely by recent and anticipated launches of several novel, high-priced therapies expected to capture substantial market share over time.

Mutations that activate the RAS/RAF/MEK/ERK pathway are common in melanoma, with BRAF mutations in approximately 50% of melanoma patients, suggesting the therapeutic potential for agents that target this pathway in melanoma. Novartis’ Mekinst (trametinib) and Tafinlar (dabrafenib) and Roche’s Zelboraf (vemurafenib) and Cotellic (cobimetinib) are currently approved for the treatment of melanoma patients with BRAF mutations.
Colorectal Cancer (Binimetinib - MEK inhibitor and Encorafenib - BRAF inhibitor)

Colon and rectal cancer together represent the third most common cancer in both men and women, with approximately 135,000 new cases expected to be diagnosed in the US in 2017. Although incidence rates have been decreasing over the past 30 years due to increased screening and decreases in certain risk factors, colorectal cancer remains the third leading cause of cancer death and is expected to claim approximately 50,000 lives in 2017. The majority of patients are diagnosed in advanced stages of disease, and 5-year survival rates are approximately 14% for patients diagnosed with distant disease.
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

Targeting the MAPK pathway downstream of EGFR is an emerging area of interest in the CRC therapeutic landscape. Patients with mutations in NRAS and KRAS and patients with BRAF mutations have shown decreased sensitivity to EGFR inhibitors. Prior studies in patients with BRAF-mutated disease have demonstrated PFS and OS ranging from 1.8 to 2.5 months and 4 to 6 months, respectively, and response rates to EGFR-targeted therapy ranging from 6-8%. BRAF mutations, which are present in 10-15% of CRC patients, confer a poor prognosis and thus this patient population has a high unmet need for additional targeted therapies. Overall, with the addition of new treatment options to address existing and emerging biomarkers, the total CRC market is forecast to grow from $7.0B in 2014 to $7.6B in 2023.

Array, in partnership with Pierre Fabre and Merck KGaA, has initiated the Phase 3 BEACON CRC trial to evaluate binimetinib and encorafenib in combination with Erbitux in patients with BRAF-mutated metastatic CRC who have progressed on first-line systemic therapy. Patients are to be randomized to receive the triplet therapy, doublet therapy of encorafenib and Erbitux, or an Erbitux and chemotherapy control arm. OS of the triplet therapy compared with the control arm will be evaluated as the primary endpoint; PFS, ORR, DOR, safety and tolerability are secondary endpoints. Enrollment is projected to complete in 2018.
Recently, CRC tumors have come to also be defined by the level of microsatellite stability or instability displayed, and Keytruda was approved by the FDA in May 2017 for the treatment of patients (including those with CRC) whose tumors display high levels of microsatellite instability. In addition, BMS has also submitted an application with FDA for the approval of Opdivo for the treatment of CRC patients with MSI-H tumors. However, despite the encouraging activity of PD1 inhibitors in MSI-H CRC, these tumors only account for approximately 5% of CRC in the US. To address the larger population of CRC patients with microsatellite stable tumors, Array has initiated two collaborations with Merck and BMS to combine binimetinib with Keytruda or Opdivo in CRC patients with MSS tumors.
NF1 or Plexiform Neurofibromas (Selumetinib and Binimetinib - MEK inhibitors)

NF1 is an autosomal disorder that can cause tumors to grow on nerves throughout the body. Most of these tumors are inoperable and the disease may lead to blindness, bone abnormalities, cancer, deafness, disfigurement, learning disabilities and excruciating and disabling pain. Neurofibromatosis, or NF, affects one in every 3,000 people, which is more than cystic fibrosis, Duchenne muscular dystrophy and Huntington’s disease combined. Data on selumetinib in an ongoing Phase 2 trial of pediatric patients with NF1 was presented at the 2015 Children's Tumor Foundation NF Conference. In the study, 67% (16 of 24) of patients treated with selumetinib achieved a partial response (defined by a 20% reduction in tumor size) and all patients remain on study with a median of 18 cycles (1 cycle = 28 days, range, 6-43). Anecdotal improvement in function, and reduction in plexiform neurofibromas, or PN, related pain and disfigurement were also observed. The most frequent adverse events were acneiform rash, increased creatine kinase and gastrointestinal effects. Based on this data, a Phase 2 registration trial in pediatric patients is advancing and a Phase 2 registration trial in adult patients is planned. In addition, a Phase 2 Investigator-Sponsored Trial of binimetinib in pediatric patients with NF1 is expected to be initiated.

Thyroid Cancer (Selumetinib — MEK inhibitor)

Thyroid cancer has become the fastest-increasing cancer in the U.S. with estimates of approximately 57 thousand new cases and approximately 2,000 deaths in 2017. The rapid increase in incidence rates is thought to be largely due to increased and earlier detection. Thyroid cancer strikes relatively young patients, with 80% of newly diagnosed thyroid cancers occurring in patients younger than 65, and 3 out of 4 cases occurring in women.
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

Therapies that target the RAS/RAF/MEK/ERK pathway and specific molecular abnormalities such as BRAF and NRAS mutations have a strong scientific underpinning for activity in this disease, with BRAF mutations in approximately 39%, and NRAS mutations in approximately 7% of thyroid cancers. In a pilot study published in the February 14, 2013 edition of the New England Journal of Medicine, selumetinib has shown positive therapeutic activity in patients with RAI-refractory disease. Based on these results, AstraZeneca is advancing a Phase 3 trial comparing selumetinib combined with single dose adjuvant radioactive iodine to single dose adjuvant radioactive iodine in patients with differentiated thyroid cancer who have had a previous thyroidectomy.

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

Array is currently developing ARRY-797, a selective, oral inhibitor of the p38 MAPK pathway, which is currently in Phase 2 in patients with LMNA-DCM.

Research and Development for Proprietary Drug Discovery

Our primary research efforts during fiscal 2017 were focused on development of our oncology programs. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2017, 2016 and 2015, we spent $178.2 million, $160.7 million and $54.4 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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
Companion Diagnostics

Diagnostic tests are regulated as medical devices under the FDC Act. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. The diagnostic tests being developed for our lead products are subject to the PMA approval process.

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

In 2014, the FDA issued its final guidance document addressing the development and approval process for in vitro companion diagnostic devices. According to the guidance, for novel therapeutic products such as our product candidate binimetinib, the companion diagnostic device generally should be approved or cleared contemporaneously with the drug candidate, although the guidance allows for certain exceptions. We believe our program for the development of our lead products and its companion diagnostic is consistent with this guidance.

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

Employees

As of June 30, 2017, we had 209 full-time employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

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

We have expended substantial funds to discover and develop our drug candidates and additional substantial funds will be required for further development, including preclinical testing and clinical trials, of any product candidates we develop internally and to build our commercialization capabilities. Additional funds will be required to manufacture and market any products we own or retain rights to that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them.

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the date of filing this Annual Report on Form 10-K. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. For example, in August 2013, we reduced our workforce by approximately 20% as part of our efforts to fund our discovery organization with strategic collaborations and focus internally on progressing our hematology and oncology programs to later stage development. If we are unable to generate enough revenue from our existing or new collaborations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or a part of the investment of our stockholders in our common stock and may result in a reduction in the value of our 3.00% Convertible Senior Notes due 2020. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our loan agreement with Silicon Valley Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2017, we had an accumulated deficit of $918.7 million. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

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

Our partners have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations and, therefore, whether we will receive milestone payments and any royalties when anticipated, or at all. Our partners may decide not to proceed with clinical development or commercialization of a particular drug candidate for any number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our receipt of milestone payments and royalties from our partners depends on their ability to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We also depend on our partners to manufacture clinical scale quantities of some of our drug candidates and would depend on them in the future for commercial scale manufacture, distribution and direct sales. In addition, we may not be apprised of the development or commercialization activities or strategies of our partners and, as a result, our assumptions regarding the anticipated receipt of milestone payments or royalties may be incorrect.

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

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company, in particular after regaining binimetinib and acquiring encorafenib in March 2015. We have built our clinical and discovery programs through spending $1.1 billion from our inception through June 30, 2017.  In fiscal 2017, we spent $178.2 million in research and development for proprietary programs, compared to $160.7 million and $54.4 million for fiscal years 2016 and 2015, respectively. We expect to continue to spend significant funds on further development of binimetinib and encorafenib and our other proprietary programs. Additionally, we expect to spend significant funds building our commercialization capabilities. Our proprietary programs are in development and are unproven. Thus, despite significant spending on the development of our proprietary programs and building commercialization capabilities, the drugs may not be approved for marketing and sale or, even if approved, may not result in a commercially successful drug or provide the expected return on our investment. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs and on our ability to raise additional funds through sales of our equity securities or issuance of debt.

We may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to change our spending priorities on our proprietary programs.
Our liquidity depends in part on our ability to enter into license agreements that include up-front milestone and/or royalty payments. We have 17 ongoing partner-funded clinical programs, and we plan to continue initiatives to partner select clinical and preclinical stage programs to obtain additional capital or fund further development. We may not be successful, however, in entering into additional out-licensing agreements with favorable terms, including up-front, milestone, royalty and/or license payments and the retention of certain valuable commercialization or co-promotion rights, as a result of factors, many of which are outside of our control. These factors include:

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

In June 2013, we issued $132.3 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020, or the 2020 Notes, to investors pursuant to an effective shelf registration statement filed with the SEC. Interest is payable on the 2020 Notes semi-annually and the 2020 Notes mature on June 1, 2020, unless redeemed or converted prior to that date. In addition, if an event considered a Fundamental Change under the 2020 Notes occurs, holders of the 2020 Notes may require us to purchase for cash all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. As of June 30, 2017, all $132.3 million principal amount of the 2020 Notes remained outstanding. We also have a term loan with Silicon Valley Bank under which $15.0 million is outstanding as of June 30, 2017 and have issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. under which $10.0 million principal and $0.4 million accrued interest is outstanding as of June 30, 2017.

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

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Although our most advanced drug candidates are in Phase 3 studies, we do not have any drugs approved for commercial sale and many of our other drug candidates are in the early stages of development. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. At any time, we, the FDA, an IRB or other regulatory body may temporarily or permanently stop the trial, for a variety of reasons, principally for safety concerns. We or our partners may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

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

A relatively small number of partners account for a significant portion of our revenue. Novartis accounted for 72% and 81% of our total revenue and Loxo accounted for 11% and 9% of our total revenue for fiscal years 2017 and 2016, respectively. We expect that revenue from a limited number of partners, including Novartis, Pierre Fabre, and Loxo will account for a large portion of our revenue in future quarters. In general, our partners may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons or no reason, which would eliminate future milestone or royalty revenue under the collaboration. In addition, certain of our partners do not generate revenue or sufficient revenue to cover their operating expenses and their ability to continue to fund milestone and other payments under our agreements with them depends on their ability to raise funds through the issuance of debt or equity securities or from other sources. To the extent such funding is not available to these partners when needed, they may not be able to fund their obligations to us and we would therefore not realize revenue when anticipated or at all under our agreement with them.

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

We have 209 full-time employees as of June 30, 2017, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new partners and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel. In addition, we periodically review our existing workforce in light of the current and anticipated needs of our business and may make strategic changes to its size and scope in an effort to use our capital more efficiently.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Ron Squarer, our Chief Executive Officer; Jason Haddock, our Chief Financial Officer; Dr. Victor Sandor, our Chief Medical Officer; Dr. Nicholas Saccomano, our Chief Scientific

Officer; Andrew Robbins, our Chief Operating Officer; and John R. Moore, our Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days’ prior notice.

Our liquidity and results of operations is dependent on the full and timely collection of the Company’s receivables from Novartis.

As a result of the asset transfer agreements with Novartis, which included the reimbursement by Novartis of significant costs we incur for the development of binimetinib and encorafenib, we anticipate recording significant accounts receivable from Novartis on a monthly basis. If the Company is unable to collect its accounts receivable from Novartis in full and on a timely basis, there could be a negative impact on our liquidity and results of operations.

Risks Related to Our Clinical Development Activities and Obtaining Regulatory Approval for Our Programs

We have limited later-stage clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We have limited experience conducting later-stage clinical trials and obtaining regulatory approvals and we may not be successful in some or all of these activities. We expect to spend significant amounts to recruit and retain high quality personnel with clinical development experience. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities is expensive and time-consuming and may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes. Any failure to develop or difficulties or delays in developing or optimizing these capabilities could delay any product launch and adversely impact the successful commercialization of our product candidates. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third-party clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

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

Delays in the commencement or completion of clinical testing of our products or products of our partners, including any Phase 3 or pivotal trials for binimetinib and/or encorafenib, selumetinib (partnered with AstraZeneca) danoprevir (partnered with Intermune/Roche Holding AG), ipatasertib (partnered with Genentech), and larotrectinib (partnered with Loxo Oncology) could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to the ability of Array or our partners to do the following:

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

The development and commercialization of drug candidates with our partners and through our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. For example, following our submission of NDAs for binimetinib and encorafinib in BRAF-mutant melonoma, we continue to work with the FDA as they review the submissions. We may also experience other delays in obtaining regulatory review or approval or receive a determination from the FDA not to approve binimetinib in this indication. For a drug candidate that requires a companion diagnostic test, we may not be able to obtain approval for the drug if the FDA does not approve or clear its corresponding companion diagnostic test. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our partners may decide to repeat or redesign a trial or discontinue development of a drug candidate.

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

Delays or failures in validating, developing and obtaining regulatory approval for the BRAF-mutant melanoma companion diagnostic test could harm the prospects for approval and commercialization of binimetinib for BRAF-mutant melanoma.

We are developing a BRAF melanoma companion diagnostic test for use with our product candidate binimetinb for BRAF-mutant melanoma. Companion diagnostics typically are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We may encounter difficulties in developing and obtaining approval for the BRAF melanoma companion diagnostic test, including, but not limited to, issues related to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us to develop or obtain regulatory approval of the companion diagnostic test could delay or prevent approval of our product candidate binimetinib. Even if we obtain approval of the companion diagnostic test and transfers the test to a vendor of our designation, that vendor may encounter production difficulties that could constrain the supply of the companion diagnostic. The vendor and/or we also may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. If the companion diagnostic fails to gain market acceptance, it could have an adverse effect on our ability to derive revenues from sales of our product candidate binimetinib, if approved, for use in BRAF-mutant melanoma. In addition, the vendor we designate could decide to discontinue selling or manufacturing the companion diagnostic or our relationship with such vendor may otherwise terminate. We may be delayed in identifying another vendor, or we may not be able to enter into arrangements with another vendor to maintain supply of the companion diagnostic, which could adversely affect our commercialization of binimetinib for BRAF-mutant melanoma, if it is approved for that use.

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

Our operations depend on the continued use of our highly specialized laboratories and equipment in Boulder, Colorado. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. The availability of laboratory space in Boulder is limited and rebuilding our facilities could be time consuming and result in substantial delays in fulfilling our agreements with our partners. We maintain business interruption insurance in the amount of $15 million to cover continuing expenses and lost revenue caused by such occurrences. However, this insurance does not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our partners’ needs in a timely manner could create.

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

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low sales prices for our common stock were $12.56 and $3.17, respectively, during fiscal 2017; $7.11 and $2.50, respectively, during fiscal 2016; and $8.59 and $2.98, respectively, during fiscal 2015. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our partners are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our partners, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock and the value of our 2020 Notes. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock and are restricted in our ability to do so under our Loan and Security Agreement with Silicon Valley Bank. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We are headquartered in Boulder, Colorado, where we currently lease 127 thousand square feet of office and laboratory space. Our Boulder lease expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We also lease 7 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in October 2017 and 2 thousand square feet of office space in Cambridge, Massachusetts.

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

Fiscal Year Ended June 30, 2017	High	Low
First Quarter	$6.75	$3.17
Second Quarter	$8.80	$5.38
Third Quarter	$12.56	$8.56
Fourth Quarter	$9.07	$6.96

Fiscal Year Ended June 30, 2016	High	Low
First Quarter	$7.11	$4.56
Second Quarter	$5.48	$3.83
Third Quarter	$4.14	$2.50
Fourth Quarter	$3.85	$2.74

As of August 4, 2017, there were approximately 53 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our Loan and Security Agreement with Silicon Valley Bank Bank and the terms of the 3.00% Convertible Senior Notes Due 2020 restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Stock Performance Graph

This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2017. The graph assumes that $100 was invested on June 30, 2012 in the common stock of Array, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/30/2013
6/30/2014
6/30/2015
6/30/2016
6/30/2017
NASDAQ COMPOSITE
ARRAY BIOPHARMA INC.
NASDAQ BIOTECHNOLOGY

* $100 invested on June 30, 2013 in stock or index, including reinvestment of dividends.

	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/17
Array BioPharma Inc.	202.68	203.57	321.88	158.93	373.66
NASDAQ Composite	122.71	158.94	179.80	174.60	172.32
NASDAQ Biotechnology	122.07	242.28	348.44	243.19	293.03

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

	Year Ended June 30,
	2017	2016	2015	2014	2013
Revenue
License and milestone revenue	$19,844	$3,876	$20,367	$25,111	$56,726
Reimbursement revenue	107,197	107,330	7,020	—	—
Collaboration and other revenue	23,811	26,673	24,522	16,967	12,854
Total revenue	150,852	137,879	51,909	42,078	69,580
Operating expenses
Cost of partnered programs	35,395	23,166	44,392	45,965	30,078
Research and development for proprietary programs	178,199	160,655	54,442	49,824	59,420
General and administrative	39,336	36,267	31,433	21,907	19,624
Total operating expenses	252,930	220,088	130,267	117,696	109,122
Gain on the Binimetinib and Encorafenib Agreements, net	—	—	80,010	—	—
Gain on sale of CMC, net	—	—	1,641	—	—
Income (loss) from operations	(102,078)	(82,209)	3,293	(75,618)	(39,542)
Other income (expense)
Impairment loss related to cost method investment	(1,500)	—	—	—	—
Realized gains on investments and other	897	—	16,255	—	—
Change in fair value of notes payable	(2,600)	—	—	—	—
Loss on prepayment of long-term debt, net	—	—	—	—	(11,197)
Interest income	796	243	68	77	55
Interest expense	(12,333)	(10,874)	(10,247)	(9,716)	(11,258)
Total other income (expense), net	(14,740)	(10,631)	6,076	(9,639)	(22,400)
Net income (loss)	$(116,818)	$(92,840)	$9,369	$(85,257)	$(61,942)
Weighted average shares outstanding – basic	163,207	142,964	136,679	123,403	107,794
Weighted average shares outstanding – diluted	163,207	142,964	141,692	123,403	107,794
Net earnings (loss) per share – basic	$(0.72)	$(0.65)	$0.07	$(0.69)	$(0.57)
Net earnings (loss) per share – diluted	$(0.72)	$(0.65)	$0.07	$(0.69)	$(0.57)

	June 30,
	2017	2016	2015	2014	2013
Cash cash equivalents and marketable securities	$235,055	$110,538	$178,822	$111,638	$108,706
Working capital	200,626	102,867	148,623	68,943	70,732
Total assets	279,145	168,900	198,207	136,625	133,335
Long-term debt, net and notes payable	133,905	113,655	107,280	101,524	96,368
Total stockholders' equity (deficit)	11,727	(37,932)	42,653	(25,721)	(21,909)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under our existing or any future agreements, future research and development spending, expectations regarding our ability to develop commercialization capabilities and the timing of and costs associated with building these capabilities, and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2017 refers to the fiscal year ended June 30, 2017.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule cancer therapies. Eight registration studies are currently advancing related to seven Array-owned or partnered drugs: binimetinib (MEK162), encorafenib (LGX818), selumetinib (partnered with AstraZeneca), danoprevir (partnered with Roche), ipatasertib (partnered with Genentech), larotrectinib (partnered with Loxo Oncology) and tucatinib (partnered with Cascadian Therapeutics).

We have received a total of $1.0 billion in research funding and in up-front and milestone payments from partners from inception through June 30, 2017, including $292.0 million in initial payments from strategic agreements that we entered into over the last ten years. We received an up-front cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib, $30.0 million in January 2016 from Pierre Fabre and $31.2 million in June 2017 from Ono. Our existing partnered programs entitle Array to receive a total of over $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 17 partnered clinical and discovery programs. The potential milestones we are entitled to receive are further described in Note 5 – Collaboration and Other Agreements to our financial statements included elsewhere in this Annual Report on Form 10-K.

Binimetinib and Encorafenib

In March 2015, we regained development and commercialization rights to binimetinib, a MEK inhibitor, under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and acquired development and commercialization rights to encorafenib, a BRAF inhibitor, under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). We believe these programs present significant opportunity to Array in the area of oncology.

Along with global ownership of both assets, we received an upfront payment of $85.0 million from Novartis under the Novartis Agreements. Novartis continues to substantially fund all ongoing trials with binimetinib and encorafenib that were active or planned as of the close of the Novartis Agreements in 2015, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $107.2 million for the fiscal 2017, of which $21.8 million was recorded over the quarter ended June 30, 2017.

We have also entered into agreements with Pierre Fabre Medicament SAS, (or "Pierre Fabre" or "PFM") and Ono Pharmaceutical Co., Ltd. (or "Ono") related to the binimetinib and encorafenib programs. The Development and Commercialization Agreement with Pierre Fabre, which became effective in December 2015 (or, the "PF Agreement"), granted Pierre Fabre exclusive commercial rights to countries outside the US, Canada, Japan, South Korea and Israel, including Europe.  The License, Development and Commercialization Agreement with Ono, which became effective in May 2017 (or the "Ono Agreement"), granted Ono exclusive rights to commercialize binimetinib and encorafenib in Japan and the Republic of Korea (referred to as the “Ono Territory”), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory (subject to the rights granted to Pierre Fabre under the PF Agreement), as well as the right to conduct development and manufacturing activities in the Ono Territory.

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreements became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib are governed by a Global Development Plan (or the "GDP") with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The GDP involving Pierre Fabre includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (or "CRC") and melanoma.

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

Under the Ono Agreement, we received an upfront cash payment of ¥3.5 billion, or $31.2 million, and we retain all rights to conduct, either ourself or through third parties, all clinical studies and file related regulatory filings with respect to binimetinib and encorafenib and to develop, manufacture and commercialize binimetinib and encorafenib outside the Ono Territory (subject to rights Array has granted to Pierre Fabre in certain countries). We are also entitled to receive up to ¥1.8 billion in milestone payments from Ono if certain development goals are achieved, ¥5.0 billion in milestone payments from Ono if certain regulatory milestones are achieved, and ¥10.5 billion in milestone payments from Ono if certain sales milestones are achieved. A portion of these milestones represent Ono’s co-funding obligation as part of Ono’s participation in the Phase 3 BEACON CRC trial. Array is further eligible for tiered double-digit royalties on annual net sales of binimetinib and encorafenib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion, subject to certain adjustments. Based on exchange rates as of June 30, 2017, ¥1.0 billion was the equivalent of approximately $8.9 million.

Under the Ono agreement, Ono has the right to participate in any future global development of binimetinib and encorafenib by contributing 12% of those future costs. Ono is responsible for any development of binimetinib and encorafenib specifically necessary to obtain regulatory and marketing approvals for products in the Ono Territory and for seeking those approvals. Array will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have Array provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by Array and Ono, in each case the costs of which will be borne by Ono. Array has also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with binimetinib and encorafenib in certain indications in the Ono Territory. Each party has also agreed not to distribute, sell or promote competing MEK or RAF products in the Ono Territory during the term of the Ono Agreement.

We have also entered into clinical research collaborations with Merck and Bristol-Myers Squibb to study binimetinib plus anti-PD-1 therapy in patients with microsatellite stable metastatic CRC (or "MSS CRC"). The trial with Merck will investigate the safety and efficacy of binimetinib with Merck's KEYTRUDA® (pembrolizumab). The trial with Bristol-Myers Squibb will investigate the safety, tolerability and efficacy of binimetinib in combination with Bristol-Myers Squibb's Opdivo® (nivolumab) and Opdivo + Yervoy® (ipilimumab) regimen. We entered into these collaborations based on the growing body of preclinical and clinical evidence that the immune activity of an anti-PD-1 therapy can be enhanced when combined with a MEK inhibitor, such as binimetinib.

The Phase 1/2 studies are expected to establish recommended dose regimens for further study and explore the preliminary anti-tumor activity of the combinations. Results from these studies, which are anticipated to begin in the second half of 2017, will be used to determine optimal approaches to further clinical development of these combinations. Under the Merck agreement, Merck will act as the sponsor of this clinical trial, and Array will supply Merck with binimetinib for use in the trial. Under the Bristol-Myers Squibb agreement, Array and Bristol-Myers Squibb will jointly support the study with Array acting as the sponsor.

Binimetinib and encorafenib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the BEACON CRC trial (Binimetinib, Encorafenib and Cetuximab Combined to treat BRAF-mutant CRC) to study encorafenib in combination with binimetinib and cetuximab in patients with BRAF V600E-mutant CRC (or "BRAFm CRC"). Binimetinib and encorafenib are investigational medicines and are not currently approved in any country.

COLUMBUS

We continue to advance the Phase 3 COLUMBUS trial, which compares binimetinib and encorafenib versus vemurafenib in BRAF-mutant melanoma patients. As part of this trial, Array submitted two NDAs to the FDA to support use of the combination of binimetinib 45 mg twice daily and encorafenib 450 mg once daily (or "COMBO450") for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma. The submissions are supported by data from the pivotal Phase 3 COLUMBUS study, whicth showed that patients who received binimetinib and encorafenib had a significantly longer progression free survival (or "PFS") compared to patients receiving vemurafenib. Array’s European partner, Pierre Fabre, remains on track to file the Marketing Authorization Applications for binimetininb and encorafenib during the summer 2017.

BEACON

We are advancing the BEACON CRC trial, a global Phase 3 trial of encorafenib and Erbitux® (cetuximab), with or without binimetinib, versus standard of care in patients with BRAF-mutant colorectal cancer (or "CRC") who have previously received first- or second-line systemic therapy. In May 2017, Array announced that based on an attractive safety profile and with early encouraging clinical activity observed in the safety lead-in, the randomized portion of the trial continues to enroll patients. Data from the safety lead-in will be presented at the ESMO Congress in September 2017 in Madrid, Spain. The presentation will include objective response rate, duration of exposure, durability of response and details on adverse event reporting.

BEACON CRC was initiated based on results from a Phase 2 study including the combination of encorafenib and cetuximab in patients with advanced BRAF-mutant CRC, which were presented at the 2016 ASCO annual meeting. In this study median Overall Survival for these patients exceeded one year, which is more than double several historical published benchmarks for this population.

ARRY-382 AND ARRY-797

We are advancing a Phase 1/2 dose escalation immuno-oncology trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a PD-1 antibody, in patients with advanced solid tumors, including melanoma and non-small cell lung cancer. ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF-1R kinase activity.

We plan to initiate a Phase 3 trial of ARRY-797, an oral, selective p38 MAPK inhibitor, in patients with LMNA A/C-related dilated cardiomyopathy this summer as it evaluates options regarding the asset, including advancing it internally, partnering the program for further development and commercialization or creating a separate company. LMNA A/C-related dilated cardiomyopathy is a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis.

Amgen Collaboration

We initiated an inflammation collaboration agreement with Amgen for the discovery and development of novel drugs for autoimmune disorders. The undisclosed target and lead inhibitors were discovered using Array's proprietary Kinase-Directed Phenotypic Screening Platform that leverages our deep expertise in chemistry and early lead development. Under the terms of the agreement, Amgen and Array will collaborate on preclinical development with Array leading the medicinal chemistry work. Amgen is responsible for clinical development and commercialization. In exchange for exclusive rights to our preclinical program, Amgen will make upfront and milestone payments, as well as pay royalties on sales of resulting therapies.

RECENT DEVELOPMENTS

On August 7, 2017, we entered into an amendment to the convertible promissory notes issued to Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd. pursuant to which the maturity date of each of the notes was extended to August 6, 2018 and the exit fee payable upon cash repayment of each of the notes was increased to an amount equal to 50% , or $5.0 million of the principal amount under each of the notes.

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

All of our collaboration and license agreements are denominated in U.S. dollars, except our agreement with Ono which is denominated in Japanese Yen.

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

Fair Value of Notes Payable

To measure the fair value of the principal amount on the Notes issued to Redmile, the Company was required to determine the fair value of the principal amount on the Notes and the conversion feature of the Notes. The Company utilized a Monte Carlo simulation to determine the method of payment of the principal amount by potential outcome and scenario, and applied the income approach to determine the fair value of the Notes, discounting the principal amount due under the Notes by market interest rates under potential scenarios. The Monte Carlo simulation utilized the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. The fair value of the Notes is impacted by certain unobservable inputs, most significantly management's assumptions regarding the discount rates used, the probabilities of certain scenarios occurring, expected volatility, share price performance, and expected scenario timing. Significant changes to these inputs in isolation or in the aggregate could result in a significantly different fair value measurement.

See Note 8 – Fair Value Measurements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further information.

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

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
License and milestone revenue	$19,844	$3,876	$20,367	$15,968	412%	$(16,491)	(81)%
Reimbursement revenue	107,197	107,330	7,020	(133)	—%	100,310	1,429%
Collaboration and other revenue	23,811	26,673	24,522	(2,862)	(11)%	$2,151	9%
Total revenue	$150,852	$137,879	$51,909	$12,973	9%	$85,970	166%

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Fiscal 2017 compared to Fiscal 2016 – We earned and recognized as revenue $12.9 million in fiscal 2017 for the achievement of six milestones which were primarily associated with our collaborations with Loxo, Genentech and Roche, compared to $1.3 million recognized for three milestones during fiscal 2016. Additionally, we recognized 12 months of license revenue from the upfront payments received from Pierre Fabre, Asahi Kasei and Mirati during fiscal 2017, resulting in $3.8 million additional revenue as compared to the prior year.

Fiscal 2016 compared to Fiscal 2015 – The majority of the license revenue for fiscal 2016 relates to $1.6 million in license fee revenue from Pierre Fabre, $1.3 million in revenue from Loxo, most of which resulted from a milestone payment, and $0.6 million in license fee revenue from Asahi Kasei. The majority of the license and milestone revenue for fiscal 2015 related to recognition of $20.0 million up-front fee received from Cascadian Therapeutics, which resulted from the License Agreement entered into with Cascadian Therapeutics in December 2014.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners and other counterparties where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

As discussed in Note 5 - Collaboration and Other Agreements to our financial statements included elsewhere in this Annual Report on Form 10-K, Array regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, Array and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with the binimetinib and the other associated with the encorafenib . Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. As of June 30, 2016, Novartis Pharma had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials. As shown in the table above, we recognized approximately $107.2 million and $107.3 million in reimbursement revenue for the years ended June 30, 2017 and 2016, respectively, which consisted solely of reimbursements to Array from Novartis under the Transition Agreements for specific clinical trials involving binimetinib and encorafenib for the periods presented.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research. We also report recognition of the previously deferred revenue related to ongoing obligations from the Novartis Agreements as collaboration revenue.

Fiscal 2017 compared to Fiscal 2016 – Collaboration and other revenue was $23.8 million and $26.7 million for the years ended June 30, 2017 and 2016, respectively, representing a decrease of 11% over the comparable period. Collaboration and other revenue includes $1.8 million of deferred revenue recognized during the year ended June 30, 2017 for the up-front payment received from Novartis upon the effective date of the Novartis Agreements in March 2015, compared to $3.6 million recognized during fiscal 2016. We recognized this revenue over a 28-month deferral period, which was our estimate of the number of months we expected to be required to materially complete our performance with respect to the applicable clinical trials under the Novartis Agreements. The entire deferred balance has been recognized as revenue as of June 30, 2017. During the year ended June 30, 2017, we also recognized $7.6 million additional incremental revenue under new or expanded collaborations with Pierre Fabre, Asahi Kasei and Mirati. These increases were offset by $8.4 million decreased revenue associated with the conclusion of the Celgene and Biogen collaborations during fiscal 2016 and fewer FTEs working on our collaboration with Loxo as compared to the prior year.

Fiscal 2016 compared to Fiscal 2015 – Collaboration and other revenue was $26.7 million and $24.5 million for the years ended June 30, 2016 and 2015, respectively, or an increase of 9% over the comparable period. Collaboration and other revenue includes $3.6 million of deferred revenue recognized during the year ended June 30, 2016 for the up-front payment received from Novartis upon the effective date of the Novartis Agreements in March 2015. We are recording this revenue over a 22-month deferral period, which is the estimated number of months we expect will be required to complete our performance with respect to the applicable clinical trials under the Novartis Agreements. During the year ended June 30, 2016, we also recorded revenue of $3.1 million, $11.4 million, $3.3 million and $2.8 million for our performance of drug discovery and development activities related to Celgene, Loxo, Mirati and Biogen, respectively. During the year ended June 30, 2015, we recorded revenue of $4.1 million, $9.2 million, $1.2 million and $4.6 million for our performance of drug discovery and development activities related to Celgene, Loxo, Mirati and Biogen, respectively. Our collaboration arrangement with Biogen was terminated during fiscal 2016.

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

Below is a summary of our cost of partnered programs (dollars in thousands):

				Change		Change
	Year Ended June 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%

Cost of partnered programs	$35,395	$23,166	$44,392	$12,229	53%	$(21,226)	(48)%

Fiscal 2017 compared to Fiscal 2016 – Cost of partnered programs increased $12.2 million in fiscal 2017 compared to the prior year primarily due to increases in our share of development costs relating to the BEACON CRC trial of binimetinib and encorafenib in partnership with Pierre Fabre.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the fiscal years presented (dollars in thousands):

				Change		Change
	Year Ended June 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Salaries, benefits and share-based compensation	$28,832	$20,047	$14,697	$8,785	44%	$5,350	36%
Outsourced services and consulting	137,255	130,229	28,433	7,026	5%	101,796	358%
Laboratory supplies	5,563	4,714	4,513	849	18%	201	4%
Facilities and depreciation	4,700	3,657	5,229	1,043	29%	(1,572)	(30)%
Other	1,849	2,008	1,570	(159)	(8)%	438	28%
Total research and development expenses	$178,199	$160,655	$54,442	$17,544	11%	$106,213	195%

Fiscal 2017 compared to Fiscal 2016 – Research and development expenses for proprietary programs increased 11% compared to the prior year primarily due to increased outsourced services and consulting costs required for the advancement of clinical trials for binimetinib and encorafenib. During fiscal 2017, we also incurred costs associated with the preparation of commercial batches of binimetinib and encorafenib as well NDA submission costs in excess of costs incurred during the prior year.

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

Below is a summary of our general and administrative expenses (dollars in thousands):

				Change		Change
	Year Ended June 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%

General and administrative expenses	$39,336	$36,267	$31,433	$3,069	8%	$4,834	15%

Fiscal 2017 compared to Fiscal 2016 – The increase in general and administrative expenses in fiscal 2017 are primarily driven by costs associated with building our commercial infrastructure as we prepare for the potential launch of certain of our drug candidates as well as increased legal expenses and share-based compensation charges compared with the prior year.

Fiscal 2016 compared to Fiscal 2015 – The increase in general and administrative expenses in fiscal 2016 are primarily due to commercialization pre-launch marketing activities, with no similar costs being incurred during the prior fiscal year.

Other Income (Expense), Net

Below is a summary of our other income (expense) (dollars in thousands):

				Change		Change
	Year Ended June 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%

Impairment loss related to cost method investment	$(1,500)	$—	$—	$(1,500)	(a)	$—	(a)
Realized gains on investments and other	$897	$—	$16,255	$897	(a)	$(16,255)	(100)%
Change in fair value of notes payable	(2,600)	—	—	$(2,600)	(a)	$—	(a)
Interest income	796	243	68	$553	228%	$175	257%
Interest expense	(12,333)	(10,874)	(10,247)	$(1,459)	13%	$(627)	6%
Total other income (expense), net	$(14,740)	$(10,631)	$6,076	$(4,109)	39%	$(16,707)	(275)%
(a) Percent change is not meaningful.

Fiscal 2017 compared to Fiscal 2016 – Prior to September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. that we received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. We did not have a controlling interest nor did we exert significant influence over VentiRx.  During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of the investment which caused us to record a $1.5 million impairment loss related to this investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and we received cash proceeds in the amount of $0.5 million for our share of the proceeds of this acquisition. As of June 30, 2017, we have no remaining equity in VentiRx. As a result of the acquisition by Celgene, we may be entitled to our portion of additional proceeds from Celgene that are currently held in escrow, as well as our proportionate share of future milestone payments if VentiRx achieves certain development milestones set forth in the agreement with Celgene.

We also recorded a $2.6 million increase in the fair value of the Convertible Promissory Notes issued to Redmile during the twelve months ended June 30, 2017, as discussed in Note 8 - Fair Value Measurements to our financial statements included elsewhere in this Annual Report on Form 10-K.

Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to Convertible Promissory Notes we issued to Redmile, our term loan with Comerica Bank and our term loan with Silicon Valley Bank, which replaced our Comerica Bank facility in December 2016. .

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

Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented below and in Note 7 – Long-term Debt to our financial statements included elsewhere in this Annual Report of Form 10-K.

Liquidity and Capital Resources

With the exception of the 2015 fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2017, we had an accumulated deficit of $918.7 million. We had a net loss of $116.8 million for the fiscal year ended June 30, 2017, net loss of $92.8 million for the fiscal year ended June 30, 2016, and net income of $9.4 million for the fiscal year ended June 30, 2015. The net income in fiscal 2015 was primarily the result of the net gain realized in that year resulting from payments we received related to the return of binimetinib and acquisition of encorafenib, as well as realized gains from the sale of marketable securities.

In connection with the March 2, 2015 closing of the Novartis Agreements as discussed in Note 3 - Binimetinib and Encorafenib Agreements, to the accompanying audited financial statements, we received an $85.0 million cash payment, received $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. We also entered into a third party agreement during the third quarter to complete the Novartis transactions for a net consideration payment of $25.0 million.

For the year ended June 30, 2017, our net cash used in operations was $39.4 million. We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the years ended June 30, 2017, and 2016 we received net proceeds of $30.1 million and $2.9 million, respectively, from sales in an at-the-market offering of our common stock made from time to time under our Sales Agreement with Cantor Fitzgerald & Co. (or "Cantor") as well as net proceeds of $9.8 million upon the issuance of Subordinated Convertible Promissory Notes to Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd. (collectively, “Redmile”) in September 2015 and $124.2 million in net proceeds in October 2016 from an underwritten public offering of our common stock. Additionally, as of June 30, 2017, we have received a total of $319.4 million from up-front fees and license and milestone payments since December 2009. For more information on our equity offerings and our outstanding debt, see Note 7 - Debt and Note 10 - Stockholders’ Equity (Deficit) to the accompanying audited financial statements.
Management believes that our cash, cash equivalents, marketable securities and accounts receivable as of June 30, 2017 will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the date of filing this Annual Report on Form 10-K. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include upfront, royalty and/or milestone payments.

Our assessment of our future need for funding and our ability to continue to fund our operations through the sale of debt or equity securities or from upfront fees, milestone payments or other sources are forward-looking statements that are based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. We may be unable to obtain such funding when needed or on terms that are favorable to us. In addition, our actual future capital requirements could vary as a result of a number of factors. These risks, uncertainties and factors are described further below under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K and in other reports we file with the SEC.

If we are unable to generate enough revenue from our existing or new collaborations or license agreements when needed or secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. These events could prevent us from successfully executing our operating plan and, in the future, could raise substantial doubt about our ability to continue as a going concern. These events may also result in our inability to maintain the liquidity ratio required under our Loan Agreement with Silicon Valley Bank.

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be paid by Novartis within three months or less. Balances owed to Array by Novartis as of each balance sheet date shown relate to the Transition Agreements.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	June 30,			Change	Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Cash and cash equivalents	$125,933	$56,598	$55,691	$69,335	$907
Marketable securities – short-term	108,390	53,344	122,635	55,046	(69,291)
Marketable securities – long-term	732	596	496	136	100
Accounts receivable	31,279	39,302	6,307	(8,023)	32,995
Total	$266,334	$149,840	$185,129	$116,494	$(35,289)

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Year Ended June 30,			Change	Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash flows provided by (used in):
Operating activities	$(39,354)	$(70,090)	$(5,793)	$30,736	$(64,297)
Investing activities	(58,116)	66,027	(58,049)	(124,143)	124,076
Financing activities	166,805	4,970	50,942	161,835	(45,972)
Total	$69,335	$907	$(12,900)	$68,428	$13,807

Fiscal 2017 compared to Fiscal 2016 – Net cash used in operating activities decreased $30.7 million during fiscal year 2016, primarily due to the $24.0 million increase in net loss, an $8.2 million increase in non-cash charges, and a $46.8 million increase in working capital.

Net cash used in investing activities decreased $124.1 million due to a decrease in proceeds from maturities and sales of investment securities and an increase in purchases of securities during the current period following our public offering of shares of common stock in October 2016, as compared to the prior year period where maturities and sales of investment securities exceeded purchases.

Net cash provided by financing activities increased $161.8 million primarily related to $124.2 million in net proceeds from the follow-on offering of our common stock in October 2016, $27.2 million increased net proceeds for at-the-market sales of our common stock under our Sales Agreement with Cantor Fitzgerald, and $9.8 million in net proceeds from the Convertible Promissory Notes we issued to Redmile in September 2016.

Fiscal 2016 compared to Fiscal 2015 – Net cash used in operating activities increased $64.3 million during fiscal year 2016, primarily due to the increase in net loss of $102.2 million resulting from the one-time gain on the Binimetinib and Encorafenib Agreements as well as the gain on sale of our chemistry, manufacturing and controls ("CMC") assets during fiscal 2015 that did not recur during fiscal 2016. This increase in net loss along with the increase of accounts receivable of $25.4 million, primarily resulting from the Novartis reimbursement arrangement, was partially offset by an increase in deferred revenue of $36.2 million primarily resulting from the proceeds from the Pierre Fabre Development and Commercialization Agreement and the Asahi Kasai Collaboration and License Agreement, the reduction in the co-development liability of $21.6 million from the termination of the Novartis license agreement in March 2015 and the reduction in realized gain from the sale of marketable securities of $16.3 million.

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2017 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$—	$149,750	$7,500	$—	$157,250
Interest on debt obligations (2)(3)(4)	4,310	9,207	1,321	—	14,838
Operating lease commitments (2)	3,811	7,865	8,151	11,531	31,358
Capital lease commitments (1)	78	125	38	—	241
Purchase obligations (2)(5)	—	—	—	—	—
Total	$8,199	$166,947	$17,010	$11,531	$203,687

(1)	Reflected in the accompanying balance sheets.

(2)	Not reflected in the accompanying balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Silicon Valley Bank is calculated at 2.25%, the interest rate in effect as of June 30, 2017.

(4)	Interest on the 2020 Notes is calculated at 3.00%, which is the coupon rate.

(5)
We have contracts for anticipated future obligations of $341.0 million, which include $255.1 million for CROs, $32.8 million for drug product manufacturing and supply and $53.1 million for all other outsourced services which are primarily for clinical trials and research and development costs. Included in these amounts are purchase orders totaling $220.1 million to complete the Novartis transitioned studies, which we expect will be reimbursed to us by Novartis. Substantially all of our purchase orders may be canceled without significant penalty to Array.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Lease terms for our facilities in effect as of June 30, 2017, ranged from less than one to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and other agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due net 30 and will not represent a significant component of our overall cash balance. As a result, historically and as of June 30, 2017, we have had little or no exposure to market risk from changes in foreign currency or exchange rates and a 10% hypothetical change in foreign exchange rates during the periods presented would not have had a material effect on our financial results.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target our average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at June 30, 2017, we would expect future interest income to increase or decrease by approximately $1.1 million over the next 12 months based on the current balance of $108.4 million of investments classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 2.25% on the Silicon Valley Bank debt as of June 30, 2017, would result in a change in our annual interest expense of $0.2 million.

Historically, and as of June 30, 2017, we have not used foreign currency derivative instruments or engaged in hedging activities.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management's assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended June 30, 2017. Our independent registered public accounting firm also audited and reported on the effectiveness of our internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the section called "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the Proxy Statement we will file with the Securities and Exchange Commission for our 2017 annual meeting of stockholders (or the "2017 Proxy Statement") under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2017 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2017 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2017 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2017, about the shares of common stock that may be issued upon the exercise of options or the vesting of restricted stock units under our existing equity compensation plans, which include the Amended and Restated Array Biopharma Inc. Stock Option and Incentive Plan, or Stock Option and Incentive Plan, and shares of common stock that may be issued under the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan, or ESPP. Array has no equity compensation plans that have not been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Stock Option and Incentive Plan (1) (2)	15,826,737	$5.57	30,202,692

ESPP	—	—	1,054,297

Total	15,826,737		31,256,989

(1)	Consists of 14,844,028 stock options with a weighted average exercise price of $5.57 and 982,709 restricted stock units.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2017 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 11th day of August 2017.

Array BioPharma Inc.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Squarer, Jason Haddock and John R. Moore, and each or any of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON SQUARER	Chief Executive Officer	August 11, 2017
Ron Squarer	(Principal Executive Officer)

/s/ JASON HADDOCK	Chief Financial Officer	August 11, 2017
Jason Haddock	(Principal Financial and Accounting Officer)

/s/ KYLE A. LEFKOFF	Chairman of the Board of Directors	August 11, 2017
Kyle A. Lefkoff

/s/ CHARLES M. BAUM	Director	August 11, 2017
Charles M. Baum, M.D., Ph.D.

/s/ GWEN A. FYFE	Director	August 11, 2017
Gwen A. Fyfe, M.D.

/s/ JOHN A. ORWIN	Director	August 11, 2017
John A. Orwin

/s/ SHALINI SHARP	Director	August 11, 2017
Shalini Sharp

/s/ GIL J. VAN LUNSEN	Director	August 11, 2017
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting, as stated in their report, as of June 30, 2017, which is included elsewhere herein.

August 11, 2017

By:	/s/ RON SQUARER
RON SQUARER
Chief Executive Officer

August 11, 2017

By:	/s/ JASON HADDOCK
JASON HADDOCK
Principal Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited the accompanying balance sheets of Array BioPharma Inc. (the Company) as of June 30, 2017 and 2016, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Array BioPharma Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 11, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boulder, Colorado
August 11, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Array BioPharma Inc.:

We have audited Array BioPharma Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Array BioPharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Array BioPharma Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Array BioPharma Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Array BioPharma Inc. as of June 30, 2017 and 2016, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2017, and our report dated August 11, 2017 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Boulder, Colorado
August 11, 2017

ARRAY BIOPHARMA INC.
Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$125,933	$56,598
Marketable securities	108,390	53,344
Accounts receivable	31,279	39,302
Prepaid expenses and other current assets	4,575	6,057
Total current assets	270,177	155,301

Long-term assets
Marketable securities	732	596
Property and equipment, net	8,132	6,680
Other long-term assets	104	6,323
Total long-term assets	8,968	13,599
Total assets	$279,145	$168,900

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,636	$10,147
Accrued outsourcing costs	31,388	19,140
Accrued compensation and benefits	10,172	8,633
Other accrued expenses	1,575	1,068
Deferred rent	624	590
Deferred revenue	17,156	12,856
Total current liabilities	69,551	52,434

Long-term liabilities
Deferred rent	5,714	4,184
Deferred revenue	57,325	35,961
Long-term debt, net	121,305	113,655
Notes payable at fair value	12,600	—
Other long-term liabilities	923	598
Total long-term liabilities	197,867	154,398
Total liabilities	267,418	206,832

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized as of June 30, 2017 and June 30, 2016, 171,307,715 and 143,690,104 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	171	144
Additional paid-in capital	930,293	763,324
Accumulated other comprehensive income (loss)	(76)	7
Accumulated deficit	(918,661)	(801,407)
Total stockholders' equity (deficit)	11,727	(37,932)
Total liabilities and stockholders' equity (deficit)	$279,145	$168,900

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended June 30,
	2017	2016	2015
Revenue
License and milestone revenue	$19,844	$3,876	$20,367
Reimbursement revenue	107,197	107,330	7,020
Collaboration and other revenue	23,811	26,673	24,522
Total revenue	150,852	137,879	51,909

Operating expenses
Cost of partnered programs	35,395	23,166	44,392
Research and development for proprietary programs	178,199	160,655	54,442
General and administrative	39,336	36,267	31,433
Total operating expenses	252,930	220,088	130,267
Gain on the Binimetinib and Encorafenib Agreements, net	—	—	80,010
Gain on sale of CMC, net	—	—	1,641
Income (loss) from operations	(102,078)	(82,209)	3,293

Other income (expense)
Impairment loss related to cost method investment	(1,500)	—	—
Realized gains on investments and other	897	—	16,255
Change in fair value of notes payable	(2,600)	—	—
Interest income	796	243	68
Interest expense	(12,333)	(10,874)	(10,247)
Total other income (expense), net	(14,740)	(10,631)	6,076

Net income (loss)	$(116,818)	$(92,840)	$9,369

Change in unrealized gain (loss) on marketable securities	(83)	2	3

Comprehensive income (loss)	$(116,901)	$(92,838)	$9,372

Net earnings (loss) per share – basic	$(0.72)	$(0.65)	$0.07
Net earnings (loss) per share – diluted	$(0.72)	$(0.65)	$0.07

Weighted average shares outstanding – basic	163,207	142,964	136,679
Weighted average shares outstanding – diluted	163,207	142,964	141,692

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Stockholders' Equity (Deficit)
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts
Balance as of June 30, 2014	—	$—	131,817	$132	$692,081	$2	$(717,936)	$(25,721)
Shares issued for cash under employee share plans, net	—	—	1,325	1	4,397	—	—	4,398
Employee share-based compensation expense	—	—	—	—	7,513	—	—	7,513
Non-employee share-based compensation expense	—	—	—	—	547	—	—	547
Issuance of common stock, net of offering costs / At-the-market offering	—	—	8,965	9	46,535	—	—	46,544
Change in unrealized gain on marketable securities	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	—	9,369	9,369
Balance as of June 30, 2015	—	—	142,107	142	751,073	5	(708,567)	42,653
Shares issued for cash under employee share plans, net	—	—	782	1	2,031	—	—	2,032
Employee share-based compensation expense	—	—	—	—	7,283	—	—	7,283
Warrants exercised - cashless	—	—	223	—	—	—	—	—
Warrants exercised for cash	—	—	12	—	46	—	—	46
Issuance of common stock, net of offering costs / At-the-market offering	—	—	566	1	2,891	—	—	2,892
Change in unrealized gain on marketable securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(92,840)	(92,840)
Balance as of June 30, 2016	—	—	143,690	144	763,324	7	(801,407)	(37,932)
Shares issued for cash under employee share plans, net	—	—	939	1	2,343	—	—	2,344
Employee share-based compensation expense	—	—	—	—	9,965	—	—	9,965
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	436	—	(436)	—
Issuance of common stock, net of offering costs / Public offering	—	—	21,160	21	124,171	—	—	124,192
Issuance of common stock, net of offering costs / At-the-market offering	—	—	5,519	5	30,054	—	—	30,059
Change in unrealized loss on marketable securities	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(116,818)	(116,818)
Balance as of June 30, 2017	—	$—	171,308	$171	$930,293	$(76)	$(918,661)	$11,727

The accompanying notes are an integral part of these financial statements.

ARRAY BIOPHARMA INC.
Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(116,818)	$(92,840)	$9,369
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,068	1,529	3,702
Non-cash interest expense	7,223	6,375	5,799
Share-based compensation expense	9,965	7,283	7,809
Extinguishment of co-development liability, net	—	—	(21,610)
Realized gain from investments, net	(529)	—	(16,255)
Gain on sale of CMC, net	—	—	(1,641)
Impairment loss related to cost method investment	1,500	—	—
Financing fees on notes payable	240	—	—
Change in fair value of notes payable	2,600	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,023	(32,995)	(7,592)
Prepaid expenses and other assets	6,179	(4,352)	(1,260)
Accounts payable and other accrued expenses	(1,004)	3,931	(1,113)
Accrued outsourcing costs	12,248	1,738	7,362
Accrued compensation and benefits	1,539	1,126	(702)
Co-development liability	—	—	12,169
Deferred rent	1,564	175	(3,236)
Deferred revenue	25,664	37,831	1,584
Other long-term liabilities	184	109	(178)
Net cash used in operating activities	(39,354)	(70,090)	(5,793)

Cash flows from investing activities
Purchases of property and equipment	(3,520)	(3,159)	(2,507)
Proceeds from investment	529	—	—
Proceeds from sale of CMC	—	—	3,750
Purchases of marketable securities	(387,554)	(139,150)	(202,908)
Proceeds from sales and maturities of marketable securities	332,429	208,336	143,616
Net cash provided by (used in) investing activities	(58,116)	66,027	(58,049)

Cash flows from financing activities
Proceeds from the issuance of common stock / Public offering	132,250	—	—
Offering costs for the issuance of common stock / Public offering	(8,058)	—	—
Proceeds from the issuance of common stock / At-the-market offering	30,790	2,992	47,500
Offering costs for the issuance of common stock / At-the-market offering	(731)	(100)	(956)
Proceeds from notes payable at fair value	10,000	—	—
Issuance costs for notes payable at fair value	(240)	—	—
Proceeds from employee stock purchases and options exercised	2,344	2,032	4,398
Payment of Comerica term loan	(14,550)	—	—
Proceeds from the issuance of the SVB term loan	15,000	—	—
Warrants exercised for cash	—	46	—
Net cash provided by financing activities	166,805	4,970	50,942

Net increase (decrease) in cash and cash equivalents	69,335	907	(12,900)
Cash and cash equivalents at beginning of period	56,598	55,691	68,591
Cash and cash equivalents at end of period	$125,933	$56,598	$55,691

Supplemental disclosure of cash flow information
Cash paid for interest	$4,386	$4,466	$4,450
Change in unrealized gain on marketable securities	$(83)	$2	$3

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. The Company's management performed an evaluation of the Company's activities through the date of filing of this Annual Report on Form 10-K and has disclosed all subsequent events that require disclosure in Note 17 - Subsequent Events to the accompanying audited financial statements.

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

The Company believes the financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration, license and other agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; (v) estimating the fair value of non-marketable equity received from licensing or other transactions; and (vi) estimating the fair value of notes payable.

Liquidity

With the exception of fiscal year 2015, the Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2017, we had an accumulated deficit of $918.7 million. The Company had a net loss of $116.8 million for the fiscal year ended June 30, 2017, net loss of $92.8 million for the fiscal year ended June 30, 2016, and net income of $9.4 million for the fiscal year ended June 30, 2015. The net income in fiscal 2015 was primarily the result of the net gain realized in that year resulting from payments the Company received related to the return of binimetinib and acquisition of encorafenib, as well as realized gains from the sale of marketable securities.

In connection with the March 2, 2015 closing of the Novartis Agreements as discussed in Note 3 - Binimetinib and Encorafenib Agreements, to the accompanying audited financial statements, the Company received an $85.0 million cash payment, received $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million. The Company also entered into a third party agreement during the third quarter to complete the Novartis transactions for a net consideration payment of $25.0 million.

For the year ended June 30, 2017, Array's net cash used in operations was $39.4 million. The Company has historically funded its operations from up-front fees and license and milestone payments received under drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. During the years ended June 30, 2017, and 2016 the Company received net proceeds of $30.1 million and $2.9 million, respectively, from sales in an at-the-market offering of its common stock made from time to time under our Sales Agreement with Cantor Fitzgerald & Co. (or "Cantor") as well as net proceeds of $9.8 million upon the issuance of Subordinated Convertible Promissory Notes to Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd. (collectively, “Redmile”) in September 2015 and $124.2 million in net proceeds in October 2016 from an underwritten public offering of the Company's common stock. Additionally, as of June 30, 2017, the Company has received a total of $319.4 million from up-front fees and license and milestone payments since December 2009. For more information on the Company's equity offerings and our outstanding debt, see Note 7 - Debt and Note 10 - Stockholders’ Equity (Deficit) to the accompanying audited financial statements.

The Company believes that its cash, cash equivalents, marketable securities and accounts receivable as of June 30, 2017 will enable it to continue to fund operations in the normal course of business for at least the next 12 months from the date of filing this Annual Report on Form 10-K. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to the Company when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, through licensing select programs, or partial economic rights that include upfront, royalty and/or milestone payments.

The Company's assessment of its future need for funding and its ability to continue to fund its operations through the sale of debt or equity securities or from upfront fees, milestone payments or other sources are forward-looking statements that are based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. The Company may be unable to obtain such funding when needed or on terms that are favorable to the Company. In addition, the Company's actual future capital requirements could vary as a result of a number of factors. These risks, uncertainties and factors are described further below under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K and in other reports we file with the SEC.

If the Company is unable to generate enough revenue from its existing or new collaborations or license agreements when needed or secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the Company's current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs. These events could prevent the Company from successfully executing our operating plan and, in the future, could raise substantial doubt about the Company's ability to continue as a going concern. These events may also result in the Company's inability to maintain the liquidity ratio required under our Loan Agreement with Silicon Valley Bank.

Summary of Significant Accounting Policies

Fair Value Measurements

Array follows accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial instruments:

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

Notes Payable Fair Value Option

As described further in Note 7 - Debt , in September 2016, the Company issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. in the aggregate original principal amount of $10.0 million. The Company has elected the fair value option to account for these notes due to the complexity and number of embedded features. Accordingly, the Company records these notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the notes were recognized in earnings (as "change in fair value of notes payable") as incurred and were not deferred.

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

Depreciation and amortization are computed on the straight-line method and generally correspond to the following estimated useful lives:

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

As of June 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that the Company received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. Array does not have a controlling interest nor does it exert significant influence over VentiRx.  During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of the investment which caused the Company to record a $1.5 million impairment loss related to this investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and Array received cash proceeds in the amount of $0.5 million for its share of the proceeds of this acquisition. As of June 30, 2017, Array has no remaining equity in VentiRx. The Company may be entitled to additional proceeds which are currently held in escrow, as well as its proportionate share of future milestone payments if certain development milestones are achieved on the program.

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

Binimetinib and Encorafenib Agreements

The transactions contemplated by the asset transfer agreements Array entered into with Novartis International Pharmaceutical Ltd. ("Novartis") and Novartis Pharma AG ("Novartis Pharma"), for the re-acquisition of rights to binimetinib and encorafenib Agreements, which we refer to as the Binimetinib and Encorafenib Agreements, closed in March 2015. As a result of the closing, we received an $85.0 million cash payment, received $5.0 million for the reimbursement of certain transaction costs, extinguished net co-development liabilities of $21.6 million and recorded deferred revenue of $6.6 million in the third quarter of fiscal 2015. Also during the third quarter, we entered into a third party agreement to complete the Novartis transactions for a net consideration payment to the third party of $25.0 million.

The Binimetinib and Encorafenib Agreements executed with Novartis Pharma and Novartis involved multiple elements. We therefore identified each item given and received and determined how each item should be recognized and classified. The sum of the above transactions was accounted for in a manner consistent with a settlement of a material liability or gain contingency.

Array deferred $6.6 million of the consideration received from Novartis Pharma to reflect the estimated fair value of certain future obligations we are required to perform under the Binimetinib and Encorafenib Agreements, including completion of certain trials that are partially funded by Novartis Pharma. As of June 30, 2017, we have substantially completed the obligation and recognized the deferred balance in full. The amount deferred was determined using the estimated fair value of the services to be provided by our full-time employees that the Company did not anticipate would be covered in the funding reimbursements we will receive from Novartis Pharma under the Binimetinib and Encorafenib Agreements. The estimated fair value was based on amounts billed to other third parties in other transactions for similar services. The Company anticipated recording revenue over the deferral period, which was based upon its estimated time to complete our performance with respect to the applicable clinical trials. The balance of deferred revenue was $0.0 million and $1.8 million at June 30, 2017 and 2016, respectively.

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

We record as revenue amounts received for reimbursement of costs we incur from our license partners where we act as a principal, control the research and development activities, bear credit risk and may perform part of the services required in the transactions, consistent with ASC 605-45-15. Certain collaborators or other counterparties (currently, Novartis, Pierre Fabre and Asahi Kasei) currently provide financial support to us in the form of reimbursement for associated out-of-pocket costs and for a certain amount of Array’s fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rates. The gross amount of these pass-through reimbursed costs are reported as revenue in the accompanying statements of operations and comprehensive income (loss) in accordance with ASC 605-45-15. The actual expenses for which we are reimbursed are reflected as research and development for proprietary programs or cost of partnered programs, as applicable.

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

In the third quarter of 2017, the Company adopted ASU 2016-09 and elected to modify its accounting policy to account for forfeitures as they occur. The Company applied this change in accounting policy on a modified retrospective basis, with July 1, 2016 as the effective date of adoption. As a result, the Company recorded a cumulative effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.4 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption. These adjustments were principally related to additional stock compensation expense that would have been recognized under ASC 718 on unvested outstanding options and restricted stock units that were unadjusted for estimated forfeitures. The Company classifies the excess tax benefits from employee stock plans as a reduction from financing cash flows for all periods presented. In addition, under ASU 2016-09, previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of July 1, 2016. As a result, the Company recorded approximately $5.3 million of additional deferred tax assets, which are fully offset by a valuation allowance.

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

Segments

We operate in one operating segment and, accordingly, no segment disclosures have been presented herein. All of our equipment, leasehold improvements and other fixed assets are physically located within the U.S., and payments under all agreements with our partners are denominated in U.S. dollars, except our agreement with Ono Pharmaceutical Co., Ltd. ("Ono"), which is denominated in Japanese Yen.

Concentration of Business Risks

Significant Partners

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Year Ended June 30,
	2017	2016	2015

Novartis	72.3%	80.5%	15.8%
Loxo	10.8%	9.2%	17.8%
Cascadian Therapeutics (previously known as Oncothyreon Inc.)	0.1%	0.1%	42.3%
Total	83.2%	89.8%	75.9%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2017.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Year Ended June 30,
	2017	2016	2015

North America	$24,152	$22,474	$43,386
Europe	122,877	114,806	8,293
Asia Pacific	3,823	599	230
Total	$150,852	$137,879	$51,909

Accounts Receivable

Novartis accounted for 70% of our total accounts receivable balances as of June 30, 2017, compared with 85% as of June 30, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU No. 2016-08 on its financial statements and related disclosures. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning July 1, 2018, and may be adopted earlier, but not before July 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. As of June 30, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company is in the process of analyzing its revenue recognition policies and the potential impact the standard may have on previously reported revenues, future revenues and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company has adopted ASU No. 2014-15 as of June 30, 2017 without material impact on its financial statements or disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on our financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company does not expect ASU 2017-09 will have a significant impact on its financial statements upon adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2017 and 2016 (in thousands):

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$108,174	$—	$(76)	$108,098
Mutual fund securities	292	—	—	292
	108,466	—	(76)	108,390
Long-term available-for-sale securities:
Mutual fund securities	732	—	—	732
	732	—	—	732
Total	$109,198	$—	$(76)	$109,122

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$53,113	$8	$(1)	$53,120
Mutual fund securities	224	—	—	224
	53,337	8	(1)	53,344
Long-term available-for-sale securities:
Mutual fund securities	596	—	—	596
	596	—	—	596
Total	$53,933	$8	$(1)	$53,940

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1, as described in Note 8 - Fair Value Measurements to our financial statements included elsewhere in this Annual Report on Form 10-K.

As of June 30, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$108,174	$108,098
Total	$108,174	$108,098

NOTE 3 – BINIMETINIB AND ENCORAFENIB AGREEMENTS

Effective March 2, 2015 (the "Effective Date"), Array regained all development and commercialization rights to binimetinib pursuant to the Termination and Asset Transfer Agreement with Novartis Pharma and Novartis, as amended on January 19, 2015 (as amended, the “Binimetinib Agreement”), and acquired all development and commercialization rights to encorafenib pursuant to the Asset Transfer Agreement with Novartis Pharma dated January 19, 2015 (the “Encorafenib Agreement” and together with the Binimetinib Agreement, the "Novartis Agreements"). As a result of the closing of the Binimetinib Agreement, we received an $85 million up-front payment from Novartis.

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

In connection with the closing of the Binimetinib Agreement and the Encorafenib Agreement, Array and Novartis Pharma entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under these agreements, Novartis Pharma and its affiliates are providing certain regulatory assistance, development technology transfer, companion diagnostic transfer and other transition services to Array in connection with the continued development of binimetinib and encorafenib after the Effective Date. Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for all clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of Array’s fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. As of June 30, 2016, Novartis Pharma had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials.

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

We recorded the following amounts in the third quarter of fiscal 2015, resulting in a net gain on the Novartis Agreements as follows (in thousands):

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

Array also entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which became effective in December 2015 (the "PF Agreement"), pursuant to which we granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreements became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials in colorectal cancer ("CRC") and melanoma, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies.

Effective May 31, 2017, Array entered into a License, Development and Commercialization Agreement with Ono Pharmaceutical Co., Ltd., (“Ono”), pursuant to which Array granted Ono exclusive rights to commercialize binimetinib and encorafenib in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory, as well as the right to conduct development and manufacturing activities in the Ono Territory.

As part of the agreement with Ono, Ono obtained the right to participate in any future global development of binimetinib and encorafenib by contributing 12% of those future costs. Ono is responsible for seeking, and for any development of binimetinib and encorafenib specifically necessary to obtain, regulatory and marketing approvals for products in the Ono Territory. Array will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have Array provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by Array and Ono, in each case the costs of which will be borne by Ono. Array has also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with binimetinib and encorafenib in certain indications in the Ono Territory.

NOTE 4 – SALE OF CMC ASSETS

On June 1, 2015, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Accuratus Lab Services, Inc. (“Accuratus”), pursuant to which Accuratus acquired certain assets and assumed certain liabilities relating to our chemistry, manufacturing and controls (“CMC”) activities in a transaction that closed on June 1, 2015.

The transaction included the transfer of equipment, inventory and third party contracts relating to our CMC activities, as well as the termination of our facilities lease in Longmont, Colorado and the retention of 33 of our CMC employees by Accuratus following the closing. Accuratus paid us a $3.8 million cash purchase price at closing for the CMC assets, and we were entitled to receive additional consideration contingent upon achievement of revenue targets for the CMC activities during the first and second year following the closing. The Company did not earn additional contingent consideration during the fiscal year ended June 30, 2016, but earned $0.1 million contingent consideration in fiscal 2017. We are not entitled to any further consideration under the Purchase Agreement.

As part of the transaction, Accuratus hired certain Array employees who were engaged in CMC activities for Array. We issued stock options to these transitioning employees to purchase an aggregate of 133,209 shares of common stock. The stock options vested one year after the date of grant at an exercise of price of $7.74, which was equal to the closing price of our common stock on the date of grant. The stock options issued to the CMC employees hired by Accuratus did not have a substantive service condition; therefore, the grant date fair value was immediately expensed against the gain on sale of the CMC assets.  We determined the grant date fair value of the stock options of $0.3 million based on the Black-Scholes valuation model using the following assumptions: strike price $7.74, volatility 61.2%, risk-free interest rate 0.4%, effective life 1.25 years and dividend yield 0%.

As part of this transaction, we are required to purchase a minimum of $7.0 million of CMC services from Accuratus over a 24-month period (“Minimum Revenue Guarantee”), which concluded in March 2017.  We were required to recognize this Minimum Revenue Guarantee at fair value in accordance with ASC 460-10. We determined that the price of the estimated future services approximated fair value and that we expected to use services in excess of this Minimum Revenue Guarantee amount. As of June 30, 2017, we had made payments related to the Minimum Revenue Guarantee which exceed the value of services received. Consequently, we have recorded a prepaid asset in the amount of $1.8 million as of June 30, 2017. As of June 30, 2017, we have no remaining obligation to make payments in accordance with the Minimum Revenue Guarantee.

We recorded the following amounts in the fourth quarter of fiscal 2015, resulting in a net gain of $1.6 million on the sale of the CMC assets, calculated as the difference between the allocated non-contingent consideration amount for the assets and liabilities and the net carrying amount of the assets and liabilities assumed or extinguished. The following sets forth the calculation of the gain on sale as of the closing (in thousands):

Non-contingent cash consideration received	$3,750
Fixed assets or related lease costs sold or written off	(1,818)
Fair value of stock options issued to retained CMC employees	(278)
Other extinguished employee liabilities	276
Estimated transaction costs	(342)
Deferred revenue associated with undelivered elements	144
Other	(91)
Gain on sale of CMC, net	$1,641

The sale of the CMC assets did not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on our operations and financial results.

NOTE 5 – COLLABORATION AND OTHER AGREEMENTS

The following table summarizes our total revenues for the periods indicated (in thousands):

	Year Ended June 30,
	2017	2016	2015

Novartis (1)	$108,997	$110,930	$8,220
Loxo	16,359	$12,635	9,223
Pierre Fabre	11,288	3,724	—
Mirati	4,501	3,557	1,200
Asahi Kasei	3,519	600	—
Genentech	3,000	24	367
Roche	2,500	—	—
Ono	306	—	—
Celgene	18	3,126	4,132
Biogen Idec	—	2,816	4,593
Cascadian Therapeutics (previously known as Oncothyreon Inc.)	144	183	21,955
Other partners	220	284	2,219
Total revenue	$150,852	$137,879	$51,909

(1) Includes $107.2 million and $107.3 million of reimbursement revenue consisting of FTE and out-of-pocket costs that are reimbursable by Novartis under the Novartis Agreements during the years ended June 30, 2017 and 2016, respectively. All other prior year amounts represent the amortization of the up-front and milestone payments under the April 2010 License Agreement with Novartis that was terminated on the Effective Date of the Binimetinib and Encorafenib Agreements in March 2015.

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

In consideration for the rights granted to Novartis under the prior License Agreement, we received an aggregate of $60.0 million in an up-front fee and in milestone payments between the fourth quarter of fiscal 2010 and the first quarter of fiscal 2014. We recognized the up-front fee and milestone payments under the License Agreement on a straight-line basis from April 2010 through April 2014.

Co-Development Arrangement

The License Agreement contained co-development rights whereby we could elect to pay a share of the combined total development costs, subject to a maximum amount with annual caps. During the first two years of the co-development, Novartis reimbursed us for 100% of our development costs. We began to pay our share of the combined development costs that had accrued since inception of the program, with payments to Novartis of $9.2 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2014, respectively, in accordance with the terms of the License Agreement. During fiscal 2014, we committed to continue our co-development contribution through fiscal 2015. We continued to record an estimate of our co-development liability under the License Agreement until our liability terminated upon the Effective Date of the Binimetinib Agreement as discussed in Note 3 - Binimetinib and Encorafenib Agreements. Our co-development liability was $28.3 million as of the Effective Date of the Binimetinib Agreement and was $0 as of June 30, 2015 and subsequent periods.

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

Loxo Oncology, Inc.

In July 2013, Array entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("TRK") family of receptors, including larotrectinib, which is currently in Phase 1 and Phase 2 / registration clinical trials. In November 2013, April 2014, October 2014, March 2015, and February 2016, Array and Loxo amended the agreement to expand the research activities under the agreement. Under the terms of the amended agreement, Loxo is funding further discovery and preclinical programs to be conducted by Array, including LOXO-195, a next generation selective TRK inhibitor, LOXO-292, a RET inhibitor, and FGFR programs, during the remainder of the five-year discovery research phase. The research phase ends in September 2018. In addition, Loxo funds further discovery and preclinical research conducted by Array directed at other targets during the research phase of the agreement. Loxo is responsible for all additional preclinical and clinical development and commercialization.

In consideration of the exclusive license and rights granted to Loxo under the agreement, Array received shares of Loxo non-voting preferred stock representing an initial 19.9% interest in the newly-formed entity. Following additional financings by Loxo, Array's ownership interest in Loxo as of June 30, 2014 was 15.3%. All of the shares of preferred stock held by Array converted into shares of common stock on the closing date of Loxo's IPO. After certain trading restrictions ended following Loxo's IPO, we sold all of our shares of common stock of Loxo and as of June 30, 2015, Array retained no remaining ownership interest in Loxo.

The Drug Discovery Collaboration Agreement with Loxo contains substantive potential milestone payments of up to $7.0 million for two remaining development milestones and up to $420.0 million for the achievement of fifteen commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the United States, the European Union and Japan.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, Array is obligated to deliver three non-contingent deliverables related to the Loxo agreement.  These deliverables are (i) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (ii) an exclusive worldwide license granted to Loxo to certain Array technology and Array's interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (iii) participation on the JRC. The Loxo agreement provides for no general right of return for any non-contingent deliverable. All of the identified non-contingent deliverables meet the separation criteria; therefore, they are each treated as separate units of accounting. Delivery of the research services and JRC participation obligations will be completed throughout the remainder of the 5-year research discovery program term, which ends in September 2018. The license deliverable was complete as of September 30, 2013.

To determine the stand-alone value of the license, the Company considered our negotiation discussions with Loxo that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. The Company also considered the estimated valuation of the preferred shares performed by an independent third-party and concluded that this value reasonably approximated the estimated selling price of the related license. Array determined a selling price for the research services deliverable using our established annual FTE rate, which represents vendor-specific objective evidence for any FTE costs related to activities to be performed by Array scientists. Array determined an estimated selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The remaining consideration under the amended Loxo agreement, which Loxo pays to Array in advance quarterly payments, is allocated between the research services and JRC participation deliverables and is recognized as the services are rendered throughout the research discovery program term. The Company had deferred revenue balances of $2.7 million and $4.0 million for Loxo at June 30, 2017 and 2016, respectively.

The April 2014 amendment added several contingent deliverables related to rights to discontinue research activities for fewer targets in exchange for additional payments to be made to Array. All of the obligations added to the arrangement by the amendment were considered contingent because the likelihood and timing of these deliverables is uncertain and therefore the potential consideration associated with these obligations was not included in the total allocable consideration. The March 2015 amendment increased the number of FTEs performing research services through December 31, 2015. The most recent amendment was treated as a new agreement. The February 2016 agreement extended the term of the additional FTEs.

In July 2014, Array began performing additional CMC-related services for Loxo that were agreed to between the parties on a project level basis. Each project consisted of a single deliverable or multiple deliverables and each was evaluated for proper revenue recognition as a multiple-element arrangement when appropriate. All unfinished Loxo CMC projects were assigned to the purchaser of our CMC assets effective June 1, 2015, as discussed in Note 4 - Sale of CMC Assets.

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

Pierre Fabre

On November 10, 2015, the Company entered into the PF Agreement with Pierre Fabre pursuant to which the Company granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, where Array retains its ownership rights (subject to rights granted to Ono under the agreement with Ono). The PF Agreement satisfies the Company’s commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

The PF Agreement closed in December 2015. All clinical trials involving binimetinib and encorafenib that were ongoing or planned at the Effective Date, including the NEMO and COLUMBUS trials and other then-ongoing Novartis sponsored and investigator sponsored clinical studies, continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and the Company will jointly fund worldwide development costs under the GDP, with the Company covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials in colorectal cancer (CRC) and melanoma, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies.

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

The Company determined that the license granted to PF does not have stand-alone value apart from the services that Array will provide.  Accordingly, non-refundable upfront amounts received under the PF agreement are recorded as deferred revenue and are being recognized on a straight-line basis over ten years, the period during which management expects that substantial development activities will be performed.  License revenue recognized under this agreement was $3.0 million and $1.6 million for the years ended June 30, 2017 and 2016, respectively; at June 30, 2017 and 2016 deferred revenue associated with this agreement was approximately $25.4 million and $28.4 million, respectively. Collaboration revenue of $8.3 million and $2.1 million was recognized for Pierre Fabre's share of co-development costs incurred during fiscal years 2017 and 2016, respectively.

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

Mirati Therapeutics, Inc.

The Company is party to an agreement with Mirati Therapeutics, Inc. ("Mirati") whereby Array conducted a feasibility program for Mirati related to a particular target in exchange for an up-front payment of $1.6 million that was received in October 2014 (which was recognized as revenue over the subsequent twelve months) and other payments and potential payments as described below. In September 2015, Mirati exercised an option to extend the feasibility program for six months, for which Array received a $0.8 million option extension fee (which was recognized as revenue over the subsequent six months). During April 2016, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the agreement and Array received a $2.5 million option exercise fee and will receive additional fees as reimbursement for research and development services. In June 2017, Array and Mirati entered into a second agreement related to a different target in exchange for an up-front payment of $2.0 million that was received in June 2017 and is expected to be recognized as revenue over the subsequent twelve-month period.

In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the Mirati agreements are multi-deliverable arrangements with multiple deliverables: (1) the license rights, (2) services related to obtaining enhanced intellectual property rights through the issuance of particular patents and (3) clinical development services. The Company determined that the licenses granted under the Mirati Agreements do not have stand-alone value apart from the services Array will provide.  Accordingly, the Option Exercise Fee, received in the quarter ended June 30, 2016, is recorded as deferred revenue and is being recognized on a straight-line basis over three years, the period during which management expects that substantial development activities will be performed. Revenue recognized under these agreements was $4.5 million and $3.6 million for the years ended June 30, 2017 and June 30, 2016, respectively; at June 30, 2017 and 2016 deferred revenue associated with this agreement was approximately $4.2 million and $3.2 million.

In addition to the $3.6 million upfront payments, the $0.8 million option extension fee and the $2.5 million option exercise fee, the Mirati  Agreements contain substantive potential milestone payments of up to $18.5 million for eight remaining developmental milestones and up to $674.0 million  for the achievement of fourteen commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan.

Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati.

Ono Pharmaceutical Co., Ltd.

Effective May 31, 2017, the Company entered into a License, Development and Commercialization Agreement (the “Ono Agreement”) with Ono, pursuant to which Array granted Ono exclusive rights to commercialize binimetinib and encorafenib in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory, as well as the right to conduct development and manufacturing activities in the Ono Territory.

Under the terms of the Ono Agreement, Array received an upfront cash payment of ¥3.5 billion, or $31.2 million, and Array retains all rights to conduct, either itself or through third parties, all clinical studies and file related regulatory filings with respect to binimetinib and encorafenib and to develop, manufacture and commercialize binimetinib and encorafenib outside the Ono Territory (subject to rights Array has granted to Pierre Fabre in certain countries). Array is entitled to receive up to ¥1.8 billion for achievement of four development milestones, ¥5.0 billion in milestone payments from Ono if eight regulatory milestones are achieved relating to certain Marketing Authorization Application filings and approval in Japan for two specified indications, and five commercialization milestones totaling ¥10.5 billion if certain annual net sales targets are achieved. A portion of these milestones represent Ono’s co-funding obligation as part of Ono’s participation in the Phase 3 BEACON CRC trial. The Company is further eligible for tiered double-digit royalties on annual net sales of binimetinib and encorafenib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of June 30, 2017, ¥1.0 billion was the equivalent of approximately $8.9 million.

All ongoing clinical trials involving binimetinib and encorafenib, including the BEACON CRC and COLUMBUS trials, continue as planned as of the effective date of the Ono Agreement, and Ono is entitled to the data derived from such studies. As part of the Ono Agreement, Ono obtained the right to participate in any future global development of binimetinib and encorafenib by contributing 12% of those future costs. Ono is responsible for seeking, and for any development of binimetinib and encorafenib specifically necessary to obtain, regulatory and marketing approvals for products in the Ono Territory. Array will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have Array provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by Array and Ono, in each case the costs of which will be borne by Ono. Array has also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with binimetinib and encorafenib in certain indications in the Ono Territory.

Each party has also agreed not to distribute, sell or promote competing MEK or RAF products in the Ono Territory during the term of the Ono Agreement. Each party has also agreed to indemnify the other party from customary matters specified in the Ono Agreement.

The Ono Agreement will continue in effect on a product-by-product, country-by-country basis for a period that expires ten years after the later of expiration of patent protection or marketing exclusivity for the applicable product. The Ono Agreement may be terminated by either party for breach of the Ono Agreement by the other party, in the event of the insolvency or bankruptcy of the other party, by Ono with 180 days’ prior notice after the fifth year after first commercial sale of either binimetinib or encorafenib in the Ono Territory, or by Ono on a product-by-product basis for certain safety reasons.

The Company determined that the license granted to Ono does not have stand-alone value apart from the services that Array will provide.  Accordingly, the non-refundable $31.5 million upfront under the Ono Agreement is recorded as deferred revenue and is being recognized on a straight-line basis over 8.5 years, the period during which management expects that substantial development activities will be performed.  License revenue recognized under this agreement was $0.3 million for the year ended June 30, 2017; at June 30, 2017 deferred revenue associated with this agreement was approximately $31.2 million. The Company incurred a foreign currency exchange loss related to the upfront payment in the amount of $0.3 million which was expensed as realized in fiscal 2017.

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

Array received a non-refundable up-front payment of $11.0 million from Celgene during the first quarter of fiscal 2014. The majority of the up-front payment received was for the performance of research services, which we recognized as collaboration revenue over the estimated option term which originally was estimated to be three years. During the three months ended December 31, 2014, we revised this estimate to just over two years and prospectively adjusted recognition of the unrecognized portion of the up-front payment at the time of the change in estimate over the revised remaining option period. Due to additional information obtained during the three months ended March 31, 2015, we revised our estimate back to the original estimate of three years. There were no associated deferred revenue balances as of June 30, 2017 and 2016.

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

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, Array identified two non-contingent deliverables that met the separation criteria, the first being conduct of discovery and pre-IND manufacturing activities under the discovery program (the “discovery program deliverable”), and participation on the joint research committee ("JRC") as the second. The discovery program deliverable and the JRC deliverable were both expected to be delivered throughout the duration of the discovery program term. Revenue recognized under the Biogen agreement during the periods presented was based upon the level of staffing provided during those periods and our established FTE rate for research services. There were no associated deferred revenue balances as of June 30, 2017 and 2016.

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

In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the AKP agreement is a multi-deliverable arrangement with the following deliverables: (1) the license rights, and (2) clinical development and other services. The Company determined that the license granted to AKP does not have stand-alone value apart from the services Array will provide.  Accordingly, non-refundable upfront amounts received under the AKP agreement were recorded as deferred revenue and has been recognized on a straight-line basis over five years, the period during which management expected that substantial development activities will be performed.  License revenue recognized under this agreement was $2.4 million and $0.6 million for the years ended June 30, 2017 and 2016, respectively; at June 30, 2017 and 2016 deferred revenue associated with this agreement was approximately $9.0 million and $11.4 million, respectively. Collaboration revenue recognized under this agreement was $1.1 million and $0.0 million for the years ended June 30, 2017 and 2016, respectively

The milestone payments include up to $11.0 million related to the achievement of four regulatory milestones for up to five drug candidates and up to $52.5 million for a milestone payment at the time of the first commercial sale and the achievement of three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

Cascadian Therapeutics (formerly Oncothyreon Inc.)

Effective December 11, 2014, Array entered into a License Agreement with Cascadian Therapeutics ("Cascadian"). Pursuant to the License Agreement, Array granted Cascadian an exclusive license to develop, manufacture and commercialize tucatinib/ONT-380 (previously known also as ARRY-380), an orally active, reversible and selective small-molecule HER2 inhibitor currently in Phase 2 / registration clinical trials. The License Agreement replaces and terminates the prior Development and Commercialization Agreement under which Cascadian and Array were jointly developing tucatinib, and going forward, Cascadian will be solely responsible for all preclinical and clinical development, regulatory and commercialization activities relating to tucatinib.

Under the terms of the License Agreement, Cascadian paid Array a non-refundable, up-front fee of $20.0 million. In addition, if Cascadian sublicenses rights to tucatinib to a third party, Cascadian will pay Array a percentage of any sublicense payments it receives, with the percentage varying according to the stage of development of tucatinib at the time of the sublicense. If Cascadian is acquired within three years of the effective date of the License Agreement, and tucatinib has not been sublicensed to another entity prior to such acquisition, then the acquirer will be required to make certain milestone payments of up to $280.0 million to Array, which are primarily based on potential tucatinib sales. Array is also entitled to receive up to a double-digit royalty based on net sales of tucatinib.

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

AstraZeneca

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY- 142886), together with two other compounds, which we invented during the collaboration, for oncology indications. We retained the rights to all therapeutic indications for MEK compounds not selected by AstraZeneca for development, subject to the parties' agreement to work exclusively together. In April 2009, the exclusivity of the parties' relationship ended, and both companies are now free to independently research, develop and commercialize small molecule MEK inhibitors in the field of oncology. Our research obligations ended in 2004 and AstraZeneca is responsible for all future development and commercialization of the compounds under the collaboration. To date, we have earned $26.5 million in up-front and milestone payments. The agreement also provided for research funding, which is now complete, and provides potential additional development milestone payments of approximately $30.0 million specific for selumetinib and royalties on product sales.

AstraZeneca is continuing to advance selumetinib in two registration trials: differentiated thyroid cancer (ASTRA) and Neurofibromatosis Type 1, or NF1. AstraZeneca estimates the availability of top-line results for both trials in 2018.

The AstraZeneca Agreement contains substantive potential milestone payments for selumetinib of up to $36.0 million for nine remaining regulatory milestones and up to $34.0 million for the achievement of three commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan.

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

Under the 2003 agreement, Genentech made an up-front payment and provided research funding to Array, and Array is also entitled to receive additional milestone payments based on achievement of certain development and commercialization milestones and royalties on certain resulting product sales under the agreement. The 2003 agreement was amended multiple times in regards to time period and targets under the agreement with the final amendment effective March 2, 2015. Genentech is advancing 1 collaborative drug: ipatasertib, an AKT inhibitor, in a Phase 3 trial for prostate cancer.

The Company has received up-front and milestone payments totaling $26.5 million under the 2003 agreement, including $3 million during fiscal 2017. Array is eligible to earn an additional $20.0 million in payments if Genentech continues development and achieves the remaining milestones set forth in the 2003 agreement.

The CHK-1 agreement also includes a contingent deliverable whereby Genentech could, at its sole option, require Array to perform chemical and manufacturing control ("CMC") activities for additional drug product or improved processes.  The CMC option is a contingent deliverable because the scope, likelihood and timing of the potential services are unclear. Certain critical terms of the services have not yet been negotiated, including the fee that Array would receive for the service and Genentech could elect to acquire the drug materials without Array's assistance either by manufacturing them in-house or utilizing a third-party vendor. Therefore, no portion of the up-front payment was allocated to the contingent CMC services.

The determination of the stand-alone value for each non-contingent deliverable under the CHK-1 agreement required the use of significant estimates, including estimates of the time to complete the transfer of related technology and to assist in filing the IND. Further, to determine the stand-alone value of the license and initial milestone, Array considered the negotiation discussions that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations Array has entered into with other partners. Array also considered the likelihood of achieving the initial milestone based on the Company's historical experience with early stage development programs and on the ability to achieve the milestone with either of the two partnered drugs, GDC-0425 or GDC-0575. Taking into account these factors, Array allocated a portion of the up-front payment to the first milestone. No portion of any revenue recognized is refundable.

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

Amgen Inc.

On June 29, 2017, Array entered into a Research Collaboration and License Agreement with Amgen Inc. ("Amgen") for the discovery and development of novel drugs for autoimmune disorders. Under the terms of the agreement, Amgen and Array will collaborate on preclinical development with Array leading the medicinal chemistry work. Amgen is responsible for clinical development and commercialization. In exchange for exclusive rights to Array's preclinical program, Amgen will make upfront and milestone payments, as well as pay royalties on sales of resulting therapies.

During July 2017, the Company received an up-front payment totaling $2.0 million under the agreement. Array is eligible to earn an additional $3.0 million for preclinical development services over the subsequent two-year period unless Amgen terminates the Agreement with sixty days' written notice to Array in advance of the contracted payment dates. The Research Collaboration and License Agreement with Amgen contains substantive potential milestone payments of up to $14.0 million for two development milestones and up to $140.0 million for the achievement of four commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,
	2017	2016

Furniture and fixtures	$2,701	$2,647
Equipment	26,493	26,120
Computer hardware and software	16,994	15,953
Leasehold improvements	17,434	15,577
Property and equipment, gross	63,622	60,297
Less: accumulated depreciation and amortization	(55,490)	(53,617)
Property and equipment, net	$8,132	$6,680

NOTE 7 – DEBT

Outstanding debt consists of the following (in thousands):

	June 30,
	2017	2016
Notes payable at fair value (long-term)	$12,600	$—

Comerica term loan	—	14,550
Silicon Valley Bank term loan (1)	16,200	—
Convertible senior notes	132,250	132,250
Long-term debt, gross	148,450	146,800
Less: Unamortized debt discount and fees	(27,145)	(33,145)
Long-term debt, net	$121,305	$113,655
(1) Outstanding debt includes $1.2 million term loan final payment fee

Redmile Notes Payable

On September 2, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. (collectively, “Redmile”) pursuant to which the Company issued to Redmile Subordinated Convertible Promissory Notes (the “Notes”) in the aggregate original principal amount of $10.0 million. The Notes bear interest at the rate of 5% per annum. Unless converted or otherwise repaid or satisfied as described below, the principal amount and all accrued interest thereon plus an aggregate exit fee of $3.0 million (the “Repayment Amount”) was due and payable on September 2, 2017 (the “Maturity Date”). If an event of default specified under the Notes occurs, the Note holders may declare the Repayment Amount, and any other amounts payable under the Notes, immediately due and payable.

As discussed Note 17 - Subsequent Events, in August 2017 the Company entered into an amendment of the convertible promissory notes issued to Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd. pursuant to which the maturity date of the notes was extended to August 6, 2018 and the exit fee payable upon cash repayment of the notes was increased to an amount equal to 50%, or $5.0 million, of the principal amount under the notes.

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

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option. The Company recognizes the Notes at fair value rather than at historical cost, with changes in fair value recorded in the statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. Upfront costs and fees related to items for which the fair value option is elected was $0.2 million and was recorded as a component of other expenses for the twelve months ended June 30, 2017. As of June 30, 2017, the fair value of the Notes was $12.6 million. The increase in fair value of the $2.6 million is reflected in the change in fair value of the note payable. For more information on the fair value determination of the Notes, see Note 8 - Fair Value Measurements.

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

Silicon Valley Bank Term Loan

On December 22, 2016 (the "Effective Date") the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $15.0 million (the “Term Loan Amount”) and a revolving line of credit of up to $5.0 million (“Revolving Line”). The Company may request advances under the revolving line of credit, which may be repaid and reborrowed, or utilize the line of credit for the issuance of letters of credit, foreign exchange contracts or other cash management services. The Company utilized $14.6 million of the proceeds from the term loan to repay in full its outstanding obligations under the Loan and Security Agreement dated June 28, 2005, as amended, with Comerica Bank. The entire Term Loan Amount was loaned on the Effective Date, and the Company has obtained a letters of credit in the aggregate amount of $2.9 million to secure the Company's obligations under its lease agreement for its Boulder, Colorado and Cambridge, Massachusetts facilities. The cost of the term loan approximates its fair value.
The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The interest rate was 2.25% as of June 30, 2017. The Company must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, the Company must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021.
The Loan Agreement provides for a revolving line commitment fee of $50 thousand, payable in 5 equal installments from the Effective Date and an unusued revolving line facility fee equal to 0.2% per annum of the average unused portion of the Revolving Line. Upon repayment or acceleration of the term loan, a final payment fee equal to 8.0% of the Term Loan Amount is payable. The final payment fee of $1.2 million is being recognized on a straight line basis over the term of the loan and is being reflected as debt discount. If the term loan is prepaid or accelerated prior to the maturity date, the Company must also pay a fee equal to (i) 2.0% of the Term Loan Amount if such prepayment or acceleration occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.0% of the Term Loan Amount if such prepayment or acceleration occurs after the first anniversary of the Effective Date. If the revolving line is terminated prior to the maturity date for any reason, the Company must pay a termination fee equal to (i) 2.0% of the Revolving Line if such termination occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.0% of the Revolving Line if such termination occurs after the first anniversary of the Effective Date.
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

In accordance with ASC 470-20, we used an effective interest rate of 10.25% to determine the liability component of the Notes. This resulted in the recognition of $84.2 million as the liability component of the Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Notes. Debt issuance costs of $2.7 million were included in other long-term assets on our balance sheet as of the issuance date. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.4 million and $1.8 million as of June 30, 2017 and 2016, respectively.

The fair value of the Notes was $180.1 million and $110.2 million at June 30, 2017 and 2016, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Year Ended June 30,
	2017	2016	2015
Notes Payable
Simple interest	$413	$—	$—
Fees paid	240	—	—
Total interest expense on the notes payable at fair value	653	—	—
Comerica Term Loan
Simple interest	250	501	480
Amortization of prepaid fees paid for letters of credit	2	31	44
Total interest expense on the Comerica term loan	252	532	524
Silicon Valley Bank Term Loan
Simple interest	152	—	—
Amortization of debt discount	163	—	—
Amortization of prepaid fees for line of credit	85	—	—
Total interest expense on the Silicon Valley Bank term loan	400	—	—
3.00% Convertible Senior Notes
Contractual interest	3,968	3,967	3,968
Amortization of debt discount	6,681	6,033	5,447
Amortization of debt issuance costs	379	342	308
Total interest expense on the 3.00% convertible senior notes	11,028	10,342	9,723
Total interest expense	$12,333	$10,874	$10,247

Commitment Schedule

We are required to make principal payments for our long-term debt as follows during the fiscal years ending June 30 (in thousands):

Principal Due

2018	$—
2019	12,500
2020	137,250
2021	5,000
2022 (1)	2,500
Thereafter	—
$157,250
(1) Principal payments exclude $1.2 million term loan final payment fee

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table shows the fair value of the Company's financial instruments classified into the fair value hierarchy and measured on a recurring basis on the balance sheets as of June 30, 2017:

	Fair Value Measurement as of June 30, 2017
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Current assets
U.S. treasury securities	108,098	—	—	108,098
Mutual fund securities	292	—	—	292
Long-term assets
Mutual fund securities	732	—	—	732

Liabilities
Notes payable, at fair value	—	—	12,600	12,600

	Fair Value Measurement as of June 30, 2016
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Current Assets
U.S. treasury securities	53,120	—	—	53,120
Mutual fund securities	224	—	—	224
Long-term Assets
Mutual fund securities	596	—	—	596

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1.

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the fiscal year ended June 30, 2017, comprising the Redmile Notes described below:

($ in thousands)	Notes Payable at Fair Value
Balance at June 30, 2016	$—
Additions during the period	10,000
Change in fair value	2,600
Balance at June 30, 2017	$12,600

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancellable operating leases that expire through 2025. Our most significant lease in Boulder, Colorado was amended during the 2015 fiscal year, expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We are currently leasing approximately 136 thousand square feet. In addition to minimum lease payments, we are contractually obligated under some of our lease agreements to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Future minimum rental commitments for our operating leases, by fiscal year and in the aggregate, as of June 30, 2017, are (in thousands):

Rental Payments

2018	$3,807
2019	3,908
2020	3,957
2021	4,035
2022	4,116
Thereafter	11,531
$31,354

Our facilities rent expense was as follows (dollars in thousands):

	Year Ended June 30,
	2017	2016	2015

Cash paid for rent	$4,027	$4,785	$8,276
Deferred rent credits	(590)	(1,270)	(3,236)
Rent expense, net	$3,437	$3,515	$5,040

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

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Option and Incentive Plan

In September 2000, our Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan"). As of June 30, 2017, 30,202,692 shares of common stock are reserved for future issuance under the Option and Incentive Plan to our eligible employees, consultants and directors. Of the shares available for future issuance, 1,768,322 are available for issuance as incentive stock options. The remaining shares can be used for other awards. In addition, the Option and Incentive Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

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

Warrants

Associated with our previously outstanding long-term debt arrangements with Deerfield Capital, which have been paid in full, we issued warrants to Deerfield to purchase 6,000,000 shares of common stock at an exercise price of $3.65 and warrants to purchase 6,000,000 shares of common stock at an exercise price of $4.19. The warrants contained the same terms, except for the lower per share exercise price. We valued the warrants at issuance based on a Black-Scholes option pricing model and then allocated a portion of the proceeds under the debt to the warrants based upon their relative fair values. The warrants were recorded in stockholders' deficit with the offset to debt discount. The debt discount was amortized using the effective interest method and recorded as interest expense in the accompanying statements of operations and comprehensive income (loss) from the respective draw dates until June 10, 2013, when the Deerfield credit facilities were repaid and the recognition of the remaining debt discount was accelerated. The warrants were sold by Deerfield Capital to an unrelated third party during the fiscal year 2015. During fiscal year 2016, 3,996,298 warrants with an exercise price of $3.65 were exercised on a cashless basis for approximately 223 thousand common shares. Additionally, approximately 12 thousand warrants with an exercise price of $3.65 were exercised for approximately 12 thousand common shares. All of the remaining warrants expired on June 30, 2016.

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

At-the-Market Equity Offering

On March 27, 2013, we entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we could sell up to $75.0 million in shares of our common stock from time to time through Cantor, acting as our sales agent, in an at-the-market offering. We completed the sale of all shares available under the Sales Agreement in June 2014. On August 15, 2014, we amended the Sales Agreement with Cantor to allow us to sell up to $47.5 million in additional shares under the Sales Agreement. All sales of shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We paid Cantor a commission of approximately 2% of the aggregate gross proceeds we received from all sales of our common stock under the Sales Agreement. The amended Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement, or March 27, 2016. We completed the sale of shares under the amended agreement in June 2015.

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

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Year Ended June 30,
	2017	2016

Total shares of common stock sold	5,519	566
Average price per share	$5.58	$5.28
Gross proceeds	$30,790	$2,992
Commissions earned by Cantor and other costs	$731	$100

NOTE 11 – SHARE-BASED COMPENSATION
Total share-based compensation expense recorded for employee equity awards issued pursuant to the Option and Incentive Plan and for shares issued under the ESPP was $10.0 million, $7.3 million and $7.8 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Share-based compensation for the year ended June 30, 2017, 2016 and 2015 consisted of:

	Year Ended June 30,
	2017	2016	2015
Awards issued to employees	$9,965	$7,283	$7,513
Options issued to transitioned CMC employees, net of other CMC share-based compensation amounts	—	—	251
Other non-employee awards	—	—	296
Total share-based compensation expense	$9,965	$7,283	$8,060

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
Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Year Ended June 30,
	2017	2016	2015

Risk-free interest rate	1.1% - 2.1%	1.3% - 1.8%	1.5% - 2.1%
Expected option term in years	4.0 - 5.5	5.5 - 6.25	6.25
Expected volatility	57.0% - 66.8%	55.7% - 60.1%	60.8% - 67.1%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$4.46	$1.95	$3.86

The fair values of our non-employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair value for the period presented:

Year Ended June 30,
2015

Risk-free interest rate	0.4% - 0.6%
Expected option term in years	1.25 - 2.00
Expected volatility	58.9% - 61.2%
Dividend yield	0%
Weighted average grant date fair value	$2.16

The following table summarizes our stock option activity under the Option and Incentive Plan for the year ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at June 30, 2016	11,647,595	$4.80
Granted	4,062,240	$7.91
Exercised	(487,895)	$4.39
Forfeited	(115,983)	$5.85
Expired	(261,929)	$9.66
Outstanding balance at June 30, 2017	14,844,028	$5.57	7.4	$44,036
Vested and expected to vest at June 30, 2017	7,064,938	$4.74	5.9	$25,887
Exercisable at June 30, 2017	7,064,938	$4.74	5.9	$25,887

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2017, of $8.37 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised during the years ended June 30, 2017, 2016 and 2015 was $2.0 million, $0.7 million, and $2.3 million, respectively.

As of June 30, 2017, there was approximately $23.6 million of total unrecognized compensation expense related to the unvested stock options in the table above, which is expected to be recognized over a weighted average period of 2.9 years.

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

The following table summarizes the status of our unvested RSUs under the Option and Incentive Plan for the year ended June 30, 2017:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	832,100	$4.55
Granted	416,394	$8.62
Vested	(261,274)	$4.56
Forfeited	(4,511)	$5.50
Unvested at June 30, 2017	982,709	$6.27

As of June 30, 2017, there was $4.7 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.9 years. The fair value for RSUs that vested during the year ended June 30, 2017 and 2016, was $1.2 million and $0.8 million, respectively. RSUs granted during the year ended June 30, 2017 and 2016 had a fair value of $3.6 million and $1.1 million at the grant date, respectively.

Employee Stock Purchase Plan

On October 27, 2016, the stockholders of the Company approved an increase, previously approved by the Board of Directors, in the number of shares of common stock reserved for future issuance under the ESPP by 750 thousand shares to an aggregate of 6.0 million shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of June 30, 2017, the Company had 1,054,297 shares available for issuance under the ESPP. The Company issued 282 thousand, 265 thousand and 240 thousand shares under the ESPP during fiscal 2017, 2016 and 2015, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLAN

Employee Savings Plan

Array has a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. Array matches up to 4% of employee contributions on a discretionary basis as determined by our Board of Directors. Company contributions are fully vested after four years of employment. We paid matching contributions of approximately $1.2 million, $1.0 million, and $1.1 million, during the years ended June 30, 2017, 2016 and 2015, respectively.

NOTE 13 – INCOME TAXES

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during fiscal 2017, 2016 and 2015.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations and comprehensive income (loss) is set forth in the following table:

	Year Ended June 30,
	2017	2016	2015

U.S. federal income tax expense at the statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(58.9)	(53.4)	110.2
Change in tax contingency reserve (releases)	(0.3)	(5.7)	38.4
State income taxes, net of federal taxes	2.3	2.1	11.1
Stock-based compensation	0.1	(1.1)	10.5
Available research and experimentation tax credits	3.3	5.0	(29.6)
Orphan drug credit	16.1	19.3	(176.0)
Rate change	0.3	—	1.0
Effect of other permanent differences	—	—	0.4
Other	3.1	(0.2)	—
Total	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of the Company's deferred tax assets and liabilities are (in thousands):

	June 30,
	2017	2016
Deferred tax assets
Accrued benefits	$2,993	$2,568
Inventory reserve	1,517	1,514
Net operating loss carryforwards	224,306	201,571
Capital loss carryforwards	361	—
Research and experimentation credit carryforwards	37,169	33,834
Orphan drug credit carryforwards	70,178	45,420
Third party agreement payment	7,844	8,452
Deferred revenue	14,322	670
Deferred rent	2,355	1,772
Stock compensation	6,802	4,499
Depreciation of property and equipment	3,349	4,112
Loan costs on convertible senior notes	—	278
Other	58	32
Total deferred tax assets	371,254	304,722
Deferred tax liabilities
Discount on convertible senior notes	(9,173)	(11,639)
Loan costs on convertible senior notes	(201)	—
Total deferred tax liabilities	(9,374)	(11,639)
Less valuation allowance	(361,880)	(293,083)
Net deferred tax assets	$—	$—

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Array had a net loss of $116.8 million for the year ended June 30, 2017. The Company continues to believe that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance continues to be applied to the deferred tax assets. The Company did not record a tax provision for the years ended June 30, 2017, 2016 and 2015, due to its estimate that the effective tax rate for each year is 0%.

Future realization depends on the future earnings of Array, if any, the timing and amount of which are uncertain as of June 30, 2017. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in our statements of operations and comprehensive income (loss).

In the third quarter of fiscal 2017, the Company adopted ASU 2016-09 and applied this change in accounting policy on a modified retrospective basis with July 1, 2016 as the effective date of adoption. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled and all previously unrecognized excess tax benefits and tax deficiencies to be recorded as of the beginning of the quarter of adoption. Upon adoption, the Company had excess tax benefits for which a benefit could not be previously recognized of approximately $14.4 million; however, there was no cumulative effect on retained earnings in the balance sheet since the Company has a full valuation allowance against its deferred tax assets. Prior to adoption, the deferred tax asset balance as of June 30, 2016 excluded excess tax benefits from stock option exercises of approximately $5.3 million.

As of June 30, 2017, the Company had available total net operating loss carryforwards of approximately $596.3 million, which expire in the years 2020 through 2037, federal research and experimentation credit carryforwards of $42.7 million, which expire in the years 2022 through 2036, and orphan drug credit carryforwards of $80.7 million, which begin to expire in 2033.

The Tax Reform Act of 1986 and certain state tax statutes limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, and may therefore result in the expiration of a portion of those carryforwards before they are utilized, if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code ("IRC"), and under similar state provisions. Array has performed a detailed analysis of Section 382 of the IRC though June 30, 2017.  Based the Company's analysis, approximately $40 thousand of net operating losses as of the year ended June 30, 2017, may not be used to offset taxable income. The Company has provided a valuation allowance against the entire amount of its net operating loss and tax credit carryforwards. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.  Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.  The Company will continue to evaluate future events that could limit its ability to utilize its net operating losses and tax credit carryforwards in future years.

Array follows a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions taken or expected to be taken on a tax return. Tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The cumulative effect of accounting for tax contingencies in this manner has been recorded in deferred tax assets, net of the full valuation allowance, which resulted in no liability being recorded on our accompanying balance sheets. The total amount of unrecognized tax benefits as of and for the years ended June 30, 2017, 2016, and 2015 are shown in the table below (in thousands):

	Year Ended June 30,
	2017	2016	2015

Balance at beginning of year	$13,161	$7,311	$3,676
Additions based on tax positions related to the current year	3,589	5,071	3,551
Additions for tax positions of prior year	—	1,323	559
Reductions for tax positions of prior year	(3,186)	(544)	(475)
Balance at end of year	$13,564	$13,161	$7,311

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from inception of Array. The Company's policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations and comprehensive income (loss). There have been no material income tax related interest or penalties assessed or recorded.

NOTE 14 - RELATED PARTY TRANSACTION

As describe above in Note 5 – Collaboration and Other Agreements - Mirati Therapeutics, Inc. the Company is party to an agreement with Mirati Therapeutics, Inc. pursuant to which the Company is providing certain drug discovery and research activities for Mirati. Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati Therapeutics, Inc.

As described above in Note 7 - Debt, the Company entered into a Note Purchase Agreement with Redmile and issued Notes to Redmile on September 2, 2016. At that time, affiliates of Redmile held more than 10% of the Company's common stock.

NOTE 15 - NET EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income (loss) per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable for the exercise of warrants as well as vested and unvested stock options and unvested RSUs.

The following table sets forth the computation of earnings per share (amounts in thousands except per share data):

	Year Ended June 30,
	2017	2016	2015

Net earnings (loss) - basic and diluted	$(116,818)	$(92,840)	$9,369

Weighted average shares outstanding - basic	163,207	142,964	136,679
Warrants	—	—	3,560
Stock options	—	—	1,300
RSUs	—	—	153
Weighted average shares outstanding - diluted	163,207	142,964	141,692

Per share data:
Basic	$(0.72)	$(0.65)	$0.07
Diluted	$(0.72)	$(0.65)	$0.07

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

	Year Ended
	June 30,
	2017	2016	2015
Convertible senior notes	$18,762	$18,762	$18,762
Stock options	14,844	11,648	7,332
RSUs	983	832	275
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	$34,589	$31,242	$26,369

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize our unaudited quarterly operating results for the fiscal years ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$39,271	$44,523	$33,280	$33,778
Research and development for proprietary programs	$46,563	$46,469	$46,069	$39,098
Total operating expenses	$63,270	$64,329	$65,215	$60,116
Net loss	$(28,608)	$(23,301)	$(35,317)	$(29,592)
Net earnings (loss) per share – basic	$(0.20)	$(0.14)	$(0.21)	$(0.17)
Net earnings (loss) per share – diluted	$(0.20)	$(0.14)	$(0.21)	$(0.17)
Weighted average shares outstanding – basic	145,100	168,127	169,020	170,779
Weighted average shares outstanding – diluted	145,100	168,127	169,020	170,779

Fiscal Year Ended June 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$16,197	$35,430	$43,047	$43,205
Research and development for proprietary programs	$20,998	$41,351	$48,802	$49,504
Total operating expenses	$34,568	$56,952	$63,055	$65,513
Net income (loss)	$(20,987)	$(24,164)	$(22,675)	$(25,014)
Net earnings (loss) per share – basic	$(0.15)	$(0.17)	$(0.16)	$(0.17)
Net earnings (loss) per share – diluted	$(0.15)	$(0.17)	$(0.16)	$(0.17)
Weighted average shares outstanding – basic	142,216	142,833	143,338	143,475
Weighted average shares outstanding – diluted	142,216	142,833	143,338	143,475

The net earnings (loss) per share amounts above may not sum to the annual amounts presented in our accompanying statements of operations and comprehensive income (loss) due to rounding.

NOTE 17 - SUBSEQUENT EVENT

On August 7, 2017, the Company entered into an amendment to the convertible promissory notes issued to Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd. pursuant to which the maturity date of each of the notes was extended to August 6, 2018 and the exit fee payable upon cash repayment of each of the notes was increased to an amount equal to 50%, or $5.0 million, of the principal amount under each of the notes.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-K	001-16633	8/9/2016
3.2	Bylaws of Array Biopharma Inc., as amended and restated on October 30, 2008	8-K	001-16633	11/4/2008
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association	8-K	001-16633	6/10/2013
4.3	First Supplemental Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association (including the form of global note for the 3.00% Convertible Senior Notes due 2020)	8-K	001-16633	6/10/2013
10.1	Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated November 16, 1999	S-1	333-45922	9/15/2000
10.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated August 31, 2000	S-1	333-45922	9/15/2000
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF-14A	001-16633	9/18/2015
10.4	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	10-K	001-16633	8/16/2012
10.5	Form of Incentive Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.6	Form of Nonqualified Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.7	Form of Restricted Stock Unit Agreement*	8-K	001-16633	8/20/2014
10.8	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF-14A	001-16633	9/12/2016
10.9	Employment Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.10	Noncompete Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.11	Confidentiality and Inventions Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.12	Employment Agreement, effective as of March 4, 2002, between registrant and John Moore*	10-K	001-16633	9/30/2002
10.13	Employment Agreement, dated May 13, 2014, between registrant and Nicholas A. Saccomano, Ph.D.*	10-K	001-16633	8/15/2014
10.14	Employment Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.15	Noncompete Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.16	Confidentiality and Inventions Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/14
10.17	Employment Agreement, dated September 11, 2014, between registrant and Andrew Robbins*	8-K	001-16633	9/12/14
10.18	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc., dated December 20, 2004*	8-K	001-16633	12/21/2004

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.19	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*	10-Q	001-16633	2/6/2006
10.20	Research Services Agreement between registrant and Eli Lilly and Company, dated March 22, 2000, as amended**	S-1	333-45922	9/15/2000
10.21	Research Agreement between registrant and Amgen Inc., dated as of November 1, 2001**	8-K/A	001-16633	2/6/2002
10.22	Lead Generation Collaboration Agreement between registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**	10-Q	001-16633	11/14/2001
10.23	Collaboration and License Agreement between registrant and AstraZeneca AB, dated December 18, 2003**	10-Q	001-16633	2/2/2004
10.24	Drug Discovery Collaboration Agreement between registrant and Genentech, Inc., dated December 22, 2003**	10-Q	001-16633	2/2/2004
10.25	Second Amendment, dated October 1, 2005, to the Drug Discovery Collaboration Agreement between registrant and Genentech, Inc.**	10-Q	001-16633	2/6/2006
10.26	Letter Agreement dated, July 30, 2009, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2009
10.27	Sixth Amendment to Drug Discovery Collaboration Agreement, dated as of September 30, 2010, between the registrant and Genentech, Inc.	10-Q	001-16633	11/9/2010
10.28	Seventh Amendment to Drug Discovery Collaboration Agreement, dated as of February 10, 2015, between the registrant and Genentech, Inc.**	10-Q	001-16633	5/7/2015
10.29	License Agreement, dated August 5, 2011, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2011
10.30
Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002, along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
		10-K	001-16633	9/13/2005
10.31	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.32	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.33	Exercise of Option to Extend Funding of Research FTEs, dated August 31, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002	10-Q	001-16633	11/6/2006
10.34	Drug Discovery Agreement between registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**	10-Q	001-16633	2/6/2006
10.35	Loan and Security agreement, dated June 28, 2005, by and between registrant and Comerica Bank	10-K	001-16633	9/13/2005
10.36	First Amendment to Loan and Security agreement, dated December 19, 2005, by and between registrant and Comerica Bank	10-Q	001-16633	2/6/2006
10.37	Second Amendment to Loan and Security Agreement, dated July 7, 2006, between the registrant and Comerica Bank	10-Q	001-16633	11/6/2006
10.38	Third Amendment to Loan and Security Agreement, dated June 12, 2008, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.39	Fourth Amendment to Loan and Security Agreement, dated March 11, 2009, between the registrant and Comerica Bank	10-K	001-16633	8/12/2010
10.40	Fifth Amendment to Loan and Security Agreement, dated September 30, 2009, between the registrant and Comerica Bank	8-K	001-16633	10/5/2009
10.41	Sixth Amendment to Loan and Security Agreement, dated March 31, 2010, between the registrant and Comerica Bank	8-K	001-16633	4/6/2010
10.42	Seventh Amendment to Loan and Security Agreement, dated June 11, 2011, between the registrant and Comerica Bank	10-K	001-16633	8/12/2011
10.43	Eighth Amendment to Loan and Security Agreement, dated December 28, 2012, between the registrant and Comerica Bank	10-Q	001-16633	2/6/2013
10.44	Ninth Amendment to Loan and Security Agreement dated June 4, 2013, by and between the registrant and Comerica Bank	8-K	001-16633	6/10/2013

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.45	Tenth Amendment to Loan and Security Agreement, dated December 31, 2013, between the registrant and Comerica Bank	10-Q	001-16633	2/5/14
10.46	Eleventh Amendment to Loan and Security Agreement, dated August 3, 2015, between the registrant and Comerica Bank	10-K	001-16633	8/21/2015
10.47	Twelve Amendment to Loan and Security Agreement, dated November 4, 2015, between the registrant and Comerica Bank	10-Q	001-16633	11/5/2015
10.48	Facilities Lease and Assignment, dated July 7, 2006, between the registrant and BMR-3200 Walnut Street LLC	10-Q	001-16633	11/6/2006
10.49	Description of Performance Bonus Program*	8-K	001-16633	8/3/2016
10.50	Collaboration and License Agreement, dated July 12, 2011, between the registrant and ASLAN Pharmaceuticals**	10-Q	001-16633	11/2/2011
10.51	Sales Agreement, dated March 27, 2013, by and between registrant and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.52	Amendment No. 1 to Sales Agreement, dated August 15, 2014, by and between registrant and Cantor Fitzgerald & Co.	POS-AM	333-189048	8/18/2014
10.53	Amendment No. 2 to Sales Agreement, dated August 3, 2015, by and between registrant and Cantor Fitzgerald & Co.	S-3ASR	333-206525	8/21/2016
10.54	Amendment No. 3 to Sales Agreement, dated November 4, 2015, by and between registrant and Cantor Fitzgerald & Co.	10-Q	001-16633	11/5/2015
10.55	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/12/2013
10.56	Amendment No. 1 to Drug Discovery Collaboration Agreement, dated November 26, 2013, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.57	Amendment No. 2 to Drug Discovery Collaboration Agreement, dated April 10, 2014, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.58	Amendment No. 3 to Drug Discovery Collaboration Agreement, dated October 13, 2014, between registrant and Loxo Oncology, Inc.**	10-Q	001-16633	2/4/2015
10.59	Amendment No. 4 to Drug Discovery Collaboration Agreement, dated March 31, 2015, by and between registrant and Loxo Oncology, Inc.***	10-K	001-16633	8/21/2015
10.60	Drug Discovery and Development Option and License Agreement, dated July 17, 2013, between the registrant and Celgene Corporation and Celgene Alpine Investment Co., LLC**	10-Q	001-16633	11/1/2013
10.61	License Agreement, dated December 11, 2014, between registrant and Oncothyreon, Inc.**	10-Q	001-16633	2/4/2015
10.62	Termination and Asset Transfer Agreement, dated November 26, 2014, between registrant and Novartis Pharmaceutical International Ltd. and Novartis Pharma AG**	10-Q	001-16633	2/4/2015
10.63	First Amendment to Termination and Asset Transfer Agreement, dated January 19, 2015, between registrant, Novartis Pharma AG and Novartis Pharmaceutical International Ltd.**	10-Q	001-16633	5/7/2015
10.64	LGX818 Asset Transfer Agreement, dated January 19, 2015, between registrant and Novartis Pharma AG**	10-Q	001-16633	5/7/2015
10.65	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (binimetinib)**	10-Q	001-16633	5/7/2015
10.66	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (encorafenib)**	10-Q	001-16633	5/7/2015
10.67	Asset Purchase Agreement, dated June 1, 2015, by and between registrant and Accuratus Lab Services, Inc.**	10-K	001-16633	8/21/2015
10.68	First Amendment to and Partial Termination of Lease, dated June 1, 2015, between the registrant and BMR-3200 Walnut Street LLC	10-K	001-16633	8/21/2015
10.69	Amended and Restated Development and Commercialization Agreement, dated December 2, 2015, between the registrant and Pierre Fabre Medicament SAS**	10-Q/A	001-16633	6/8/2016
10.70	Thirteenth Amendment to Loan and Security Agreement, dated June 29, 2016, between the registrant and Comerica Bank	10-K	001-16633	8/9/2016
10.71	Fourteenth Amendment to Loan and Security Agreement, dated September 2, 2016, between the registrant and Comerica Bank	8-K	001-16633	9/2/2016

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.72	Employment Agreement, dated July 28, 2016, between registrant and Jason Haddock*	10-K	001-16633	8/9/2016
10.73	Noncompete Agreement, dated July 28, 2016, between registrant and Jason Haddock*	10-K	001-16633	8/9/2016
10.74	Confidentiality and Inventions Agreement, dated July 28, 2016, between registrant and Jason Haddock*	10-K	001-16633	8/9/2016
10.75	Loan and Security Agreement dated December 22, 2016 between the registrant and Silicon Valley Bank	8-K	001-16633	12/23/2016
10.76	Subordinated Convertible Promissory Note dated September 2, 2016 between the registrant and Redmile Biopharma Investments I, L.P.	8-K	001-16633	9/2/2016
10.77	Subordinated Convertible Promissory Notes dated September 2, 2016 between the registrant and Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	9/2/2016
10.78	Note Purchase Agreement dated September 2, 2016 between the registrant and Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	9/2/2016
10.79	First Amendment to Subordinated Convertible Promissory Notes dated August 7, 2017 between the registrant and Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	8/9/2017
10.80	License, Development and Commercialization Agreement, dated May 31, 2017, between the registrant and Ono Pharmaceutical Co., Ltd**		Filed herewith
10.81	Clinical Trial Collaboration and Supply Agreement, dated May 4, 2017, between the registrant and Merck Sharp & Dohme B.V.**		Filed herewith
10.82	Second Amendment to Lease, dated April X, 2017, between the registrant and BMR-3200 Walnut Street LLC		Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

*     Management contract or compensatory plan.
**    Confidential treatment of redacted portions of this exhibit has been granted.