Form 10-K/A
period 2017-06-30
ARRAY BIOPHARMA INC
filed 2017-09-08
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (303) 381-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
		(do not check if smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of 12/31/16, was $1,448,653,943, based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant’s common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K/A and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of August 4, 2017, the registrant had 171,442,290 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 is to the Annual Report on Form 10-K for the year ended June 30, 2017 (the “Form 10-K”) filed by Array BioPharma Inc., a Delaware corporation (“Array”), with the Securities and Exchange Commission (the “SEC”) on August 11, 2017.  Array is amending the Form 10-K to file as Exhibit 10.1 hereto a redacted copy of the License, Development and Commercialization Agreement dated May 31, 2017 entered into by and between Array and Ono Pharmaceutical Co., Ltd. (the “Ono Agreement”). The Ono Agreement was the subject of a request for confidential treatment that Array has modified in response to comments from the staff of the Securities and Exchange Commission. The Ono Agreement attached hereto as Exhibit 10.1 shall replace and supersede the redacted copy of the Ono Agreement previously filed by Array as Exhibit 10.80 to the Form 10-K. Additionally, in connection with the filing of this Amendment No. 1, Array is including new certifications of Array’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. Array is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

No modification or update to any of the other information or disclosures presented in the Form 10-K is being made by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the date of the filing of the Form 10-K on August 11, 2017 or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and Array’s other filings with the SEC.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Amendment No. 1.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1+	License, Development and Commercialization Agreement dated May 31, 2017 between Array BioPharma Inc. and Ono Pharmaceutical Co., Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

+                 Those portions of the agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(1)         Previously filed with the Registrant’s Quarterly Report on Form 10-K for the quarter ended June 30, 2017 (File No. 110-16633) filed August 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARRAY BIOPHARMA INC.

Date: September 8, 2017	By:	/s/ Jason Haddock
Jason Haddock
Chief Financial Officer