Form 10-Q
period 2017-09-30
ARRAY BIOPHARMA INC
filed 2017-10-31
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 25, 2017, the registrant had 197,027,392 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$295,414	$125,933
Marketable securities	168,093	108,390
Accounts receivable	26,601	31,279
Prepaid expenses and other current assets	3,716	4,575
Total current assets	493,824	270,177

Long-term assets
Marketable securities	829	732
Property and equipment, net	7,579	8,132
Other long-term assets	77	104
Total long-term assets	8,485	8,968
Total assets	$502,309	$279,145

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,881	$8,636
Accrued outsourcing costs	37,533	31,388
Accrued compensation and benefits	12,185	10,172
Other accrued expenses	2,617	1,575
Deferred rent	640	624
Notes payable at fair value	12,400	—
Deferred revenue	16,669	17,156
Total current liabilities	90,925	69,551

Long-term liabilities
Deferred rent	5,610	5,714
Deferred revenue	54,886	57,325
Long-term debt, net	123,266	121,305
Notes payable at fair value	—	12,600
Other long-term liabilities	1,001	923
Total long-term liabilities	184,763	197,867
Total liabilities	275,688	267,418

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized, 196,125,505 and 171,307,715 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	196	171
Additional paid-in capital	1,183,122	930,293
Accumulated other comprehensive loss	(42)	(76)
Accumulated deficit	(956,655)	(918,661)
Total stockholders' equity	226,621	11,727
Total liabilities and stockholders' equity	$502,309	$279,145
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Revenue
Reimbursement revenue	$18,192	$31,321
Collaboration and other revenue	8,008	6,289
License and milestone revenue	3,546	1,661
Total revenue	29,746	39,271

Operating expenses
Cost of partnered programs	11,759	8,845
Research and development for proprietary programs	41,445	46,563
General and administrative	12,048	7,862
Total operating expenses	65,252	63,270

Loss from operations	(35,506)	(23,999)

Other income (expense)
Impairment loss related to cost method investment	—	(1,500)
Change in fair value of notes payable	200	(200)
Interest income	525	70
Interest expense	(3,213)	(2,979)
Total other income (expense), net	(2,488)	(4,609)

Net loss	$(37,994)	$(28,608)

Change in unrealized gain on marketable securities	34	4

Comprehensive loss	$(37,960)	$(28,604)

Weighted average shares outstanding – basic	174,772	145,100
Weighted average shares outstanding – diluted	174,772	145,100

Net loss per share – basic	$(0.22)	$(0.20)
Net loss per share – diluted	$(0.22)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2017	171,308	$171	$930,293	$(76)	$(918,661)	$11,727
Shares issued for cash under employee share plans	424	—	1,423	—	—	1,423
Employee share-based compensation expense	—	—	5,583	—	—	5,583
Issuance of common stock, net of offering costs / At-the-market offering	324	1	2,829	—	—	2,830
Issuance of common stock, net of offering costs / Public offering	24,070	24	242,994	—	—	243,018
Change in unrealized loss on marketable securities	—	—	—	34	—	34
Net loss	—	—	—	—	(37,994)	(37,994)
Balance as of September 30, 2017	196,126	$196	$1,183,122	$(42)	$(956,655)	$226,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARRAY BIOPHARMA INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(37,994)	$(28,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	577	475
Non-cash interest expense	1,961	1,698
Share-based compensation expense	5,583	1,913
Impairment loss related to cost method investment	—	1,500
Financing fees on notes payable	—	117
Change in fair value of notes payable	(200)	200
Changes in operating assets and liabilities:
Accounts receivable	4,678	5,364
Prepaid expenses and other assets	886	2,522
Accounts payable and other accrued expenses	1,287	(3,352)
Accrued outsourcing costs	6,145	6,414
Accrued compensation and benefits	2,013	1,521
Deferred rent	(88)	284
Deferred revenue	(2,926)	(4,676)
Other long-term liabilities	34	23
Net cash used in operating activities	(18,044)	(14,605)

Cash flows from investing activities
Purchases of property and equipment	(24)	(1,046)
Purchases of marketable securities	(104,468)	(46,182)
Proceeds from sales and maturities of marketable securities	44,746	48,695
Net cash (used in) provided by investing activities	(59,746)	1,467

Cash flows from financing activities
Proceeds from issuance of common stock / Public offering	258,750	—
Offering costs for issuance of common stock / Public offering	(15,732)	—
Proceeds from issuance of common stock / At-the-market offering	2,917	12,572
Net proceeds from notes payable at fair value	—	9,883
Offering costs for the issuance of common stock / At-the-market offering	(87)	(331)
Proceeds from employee stock purchases and options exercised	1,423	258
Net cash provided by financing activities	247,271	22,382

Net increase in cash and cash equivalents	169,481	9,244
Cash and cash equivalents at beginning of period	125,933	56,598
Cash and cash equivalents at end of period	$295,414	$65,842

Supplemental disclosure of cash flow information
Cash paid for interest	$89	$130
Change in unrealized gain on marketable securities	$34	$4

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K filed with the SEC on August 11, 2017, from which the Company derived its balance sheet data as of June 30, 2017.

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

Liquidity

With the exception of the 2015 fiscal year, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2017, the Company had an accumulated deficit of $956.7 million. The Company had net losses of $38.0 million for the three months ended September 30, 2017 and of $116.8 million and $92.8 million for the fiscal years ended June 30, 2017 and

2016, respectively. The Company had net income of $9.4 million for the fiscal year ended June 30, 2015, primarily as a result of an $80.0 million net gain related to the return of rights to binimetinib and the Company's acquisition of rights to encorafenib, as well as $16.3 million of realized gains from the sale of marketable securities.

The Company has historically funded its operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents and marketable securities as of September 30, 2017 will enable it to continue to fund operations in the normal course of business for at least the 12-month period from the date of filing this Quarterly Report on form 10Q. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

On September 19, 2017, Array closed an underwritten public offering of approximately 24.1 million shares of its common stock at a public offering price of $10.75 per share, which included 3.1 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The total net proceeds from the offering were $243.0 million, after underwriting discounts and commissions and offering expenses. The Company also sells shares of its common stock to the public from time to time in an at-the-market offering under a Sales Agreement with Cantor Fitzgerald. As of September 30, 2017, the Company has received net proceeds totaling $156.0 million since September 2013 under the Sales Agreement, and the Company may sell up to $39.0 million in additional shares of common stock under the Sales Agreement with Cantor Fitzgerald. The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders. The Company also may not successfully consummate new collaboration and license agreements that provide for upfront fees or milestone payments, or the Company may not earn milestone payments under such agreements when anticipated, or at all. The Company's ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond the Company's control.

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

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2017	2016
Novartis Pharmaceuticals	61.2%	80.9%
Pierre Fabre	13.8%	6.4%
Loxo Oncology	11.3%	7.6%
	86.3%	94.9%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2017.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended
	September 30,
	2017	2016
North America	$5,501	$4,098
Europe	22,296	34,306
Asia Pacific	1,949	867
Total revenue	$29,746	$39,271

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 68% and 70% of the Company's total accounts receivable balance as of September 30, 2017 and June 30, 2017, respectively. Pierre Fabre Medicament SAS ("Pierre Fabre") accounted for 21% and 7% of the Company's total accounts receivable balance as of September 30, 2017 and June 30, 2017, respectively. Loxo Oncology, Inc. ("Loxo") accounted for 9% and 6% of the Company's total accounts receivable balance as of September 30, 2017 and June 30, 2017, respectively.

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K filed with the SEC. There have been no material changes in the Company’s significant accounting policies as previously disclosed in the 2017 Annual Report.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue from the transfer of promised goods or services to customers based on the amount of the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance relating to principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU No. 2016-08 on its financial statements and related disclosures. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning July 1, 2018, and may be adopted earlier, but not before July 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company has not elected early adoption and has not concluded on an adoption method. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in progress, the Company believes the most significant impact will relate to the timing of collaboration revenues, where the recognition of variable consideration such as milestone payments may be accelerated. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also evaluating its method of adoption and reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. We will implement any changes as required to facilitate adoption of the new guidance beginning in the fiscal first fiscal quarter of 2019. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact our current conclusions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for the Company on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its financial statements and related disclosures.

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$167,831	$—	$(42)	$167,789
Mutual fund securities	304	—	—	304
	168,135	—	(42)	168,093
Long-term available-for-sale securities:
Mutual fund securities	829	—	—	829
	829	—	—	829
Total	$168,964	$—	$(42)	$168,922

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$108,174	$—	$(76)	$108,098
Mutual fund securities	292	—	—	292
	108,466	—	(76)	108,390
Long-term available-for-sale securities:
Mutual fund securities	732	—	—	732
	732	—	—	732
Total	$109,198	$—	$(76)	$109,122

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $168.9 million and $109.1 million as of September 30, 2017 and June 30, 2017, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of September 30, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$167,831	$167,789
Total	$167,831	$167,789

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Reimbursement revenue
Novartis (1)	$18,192	$31,321

Collaboration and other revenue
Pierre Fabre	3,349	1,778
Loxo	2,258	2,867
Mirati	1,389	875
Novartis (2)	—	450
Amgen	500	—
Asahi Kasei	468	267
Cascadian	31	37
Celgene	8	—
Other partners	5	15
Total collaboration and other revenue	8,008	6,289

License and milestone revenue
Loxo	1,107	103
Ono	918	—
Pierre Fabre	750	750
Asahi Kasei	563	600
Mirati	208	208
Total license and milestone revenue	3,546	1,661
Total revenue	$29,746	$39,271

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Transition Agreements with Novartis.

(2)
Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Termination and Asset Transfer Agreement with Novartis relating to binimetinib.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	September 30,	June 30,
	2017	2017
Ono	$30,310	$31,229
Pierre Fabre	24,645	25,395
Asahi Kasei	8,438	9,000
Mirati	3,459	4,167
Loxo	3,203	2,690
Amgen	1,500	2,000
Total deferred revenue	71,555	74,481
Less: Current portion	(16,669)	(17,156)
Deferred revenue, long-term portion	$54,886	$57,325

Milestone Payments

The Development and Commercialization Agreement with Pierre Fabre contains substantive potential milestone payments of up to $35.0 million for achievement of three regulatory milestones relating to European Commission marketing approvals for three specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications.

The License, Development and Commercialization Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") contains substantive potential milestone payments of up to ¥1.8 billion ($16.0 million) for achievement of four development milestones, ¥5 billion ($44.5 million) for the achievement of eight regulatory milestones and ¥10.5 billion ($93.5 million) for the achievement of five commercialization milestones if certain annual net sales targets are achieved. As of September 30, 2017, ¥1.0 billion was the equivalent of approximately $8.9 million (based on the exchange rate published by Oanda).

The Drug Discovery Collaboration Option Agreement with Mirati Therapeutics, Inc. ("Mirati") contains substantive potential milestone payments of up to $18.5 million for eight remaining developmental milestones and up to $674.0 million  for the achievement of fourteen commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan.

The Drug Discovery Collaboration Agreement with Loxo Oncology contains substantive potential milestone payments for certain nominated programs of up to $14.0 million for four remaining developmental milestones and up to $625.0 million for the achievement of twenty-two commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the United States, the European Union and Japan.

The Collaboration and License Agreement with Asahi Kasei Pharma Corporation ("Asahi Kasei") contains milestone payments of up to $11.0 million related to the achievement of four regulatory milestones for up to five drug candidates and up to $52.5 million for a milestone payment at the time of the first commercial sale and the achievement of three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

The Research Collaboration and License Agreement with Amgen contains substantive potential milestone payments of up to $3.0 million for preclinical development services over a two-year period unless Amgen terminates the Agreement with 60 days' written notice to Array in advance of the contracted payment dates. The Research Collaboration and License Agreement with Amgen contains substantive potential milestone payments of up to $14.0 million for two development milestones and up to $140.0 million for the achievement of four commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

The Collaboration and License Agreement with AstraZeneca, PLC contains substantive potential milestone payments for selumetinib of up to $36.0 million for nine remaining regulatory milestones and up to $34.0 million for the achievement of three commercialization milestones if certain net sales amounts are achieved in the United States, the European Union and Japan.

On July 28, 2017, AstraZeneca and Merck announced an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. Based on this agreement, Array remains eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales, and now expects to receive a portion of certain consideration paid by Merck to AstraZeneca.  Array has informed AstraZeneca that it is disputing the small consideration that AstraZeneca intends to pay Array related to both upfront and potential future milestones under AstraZeneca's agreement with Merck.  Furthermore, prior to the announcement of the AstraZeneca / Merck agreement, Array informed AstraZeneca of its position that the Neurofibromatosis type 1 (NF1) development program is outside the permitted field of its license.

NOTE 4 – DEBT

Outstanding debt consists of the following (in thousands):

	September 30,	June 30,
	2017	2017
Notes payable at fair value	$12,400	$12,600
Notes Payable at fair value	$12,400	$12,600

Silicon Valley Bank term loan (1)	$16,200	$16,200
Convertible senior notes	132,250	132,250
Long-term debt, gross	148,450	148,450
Less: Unamortized debt discount and fees	(25,184)	(27,145)
Long-term debt, net	$123,266	$121,305
(1) Outstanding debt owed to Silicon Valley Bank includes a $1.2 million final payment fee

Redmile Notes Payable

On September 2, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. (collectively, “Redmile”) pursuant to which the Company issued to Redmile Subordinated Convertible Promissory Notes (the “Notes”) in the aggregate original principal amount of $10.0 million. The Notes bear interest at the rate of 5% per annum and, unless converted or otherwise repaid or satisfied as described below, the principal amount and all accrued interest thereon plus an aggregate exit fee (the “Repayment Amount”) is due and payable on maturity.

On August 7, 2017, the Company entered into an amendment to the Notes issued to Redmile pursuant to which the maturity date of the Notes was extended to August 6, 2018 and the exit fee of the Notes was increased from $3.0 million to an amount equal to 50%, or $5.0 million, of the principal amount under the Notes. If an event of default specified under the Notes occurs, the Note holders may declare the Repayment Amount, and any other amounts payable under the Notes, immediately due and payable. The Company evaluated its debt amendments under ASC 470 and determined that the amendments do not qualify as a troubled debt restructuring or an extinguishment and therefore the effects of the amendments are reflected as a change in fair value.

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

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option.  The Company recognizes the Notes at fair value rather than at historical cost, with changes in fair value recorded in the statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. On August 7, 2017 when the Note was amended, the fair value of the Notes was estimated at $12.0 million. Upfront costs and fees related to items for which the fair value option was elected was $0.1 million and was recorded as a component of other expenses for the three months ended September 30, 2016. As of September 30, 2017, the fair value of the Notes was $12.4 million. For more information on the fair value determination of the Notes, see Note 5 - Redmile Notes.

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
The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The interest rate was 2.25% as of September 30, 2017. The Company must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, the Company must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021.
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

In accordance with ASC 470-20, the Company used an effective interest rate of 10.25% to determine the liability component of the Convertible Notes. This resulted in the recognition of $84.2 million as the liability component of the Convertible Notes and the recognition of the residual $48.0 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through June 1, 2020. The balance of unamortized debt issuance costs was $1.3 million and $1.4 million as of September 30, 2017 and June 30, 2017, respectively.

The fair value of the Convertible Notes was approximately $240.9 million and $180.1 million at September 30, 2017 and June 30, 2017, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Notes payable
Simple interest	$126	$38
Fees paid	—	118
Total interest expense on the notes payable at fair value	126	156
Comerica Term Loan (1)
Simple interest	—	130
Amortization of prepaid fees for letters of credit	—	3
Total interest expense on the Comerica term loan	—	133
Silicon Valley Bank Term Loan
Simple interest	90	—
Amortization of prepaid fees for line of credit	44	—
Amortization of debt discount	80	—
Total interest expense on the Silicon Valley Bank term loan	214	—

3.00% Convertible Senior Notes
Contractual interest	992	992
Amortization of debt discount	1,780	1,607
Amortization of debt issuance costs	101	91
Total interest expense on the 3.00% convertible senior notes	2,873	2,690
Total interest expense	$3,213	$2,979
(1) Previous term loan that was repaid in December 2016 using proceeds from the Silicon Valley Bank term loan.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables show the fair value of the Company's financial instruments classified into the fair value hierarchy and measured on a recurring basis on the condensed balance sheets as of September 30, 2017 and June 30, 2017 (in thousands):

	Fair Value Measurement as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$167,789	$—	$—	$167,789
Mutual fund securities	304	—	—	304
Long-term Assets
Mutual fund securities	829	—	—	829
Total assets	168,922	—	—	168,922

Liabilities
Notes payable, at fair value	—	—	12,400	12,400

	Fair Value Measurement as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$108,098	$—	$—	$108,098
Mutual fund securities	292	—	—	292
Long-term Assets
Mutual fund securities	732	—	—	732
Total assets	109,122	—	—	109,122

Liabilities
Notes payable, at fair value	—	—	12,600	12,600

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three months ended September 30, 2017, comprising the Redmile Notes described below (in thousands):

Notes Payable at Fair Value
Balance at June 30, 2017	$12,600
Change in fair value	(200)
Balance at September 30, 2017	$12,400

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock Offering

On September 19, 2017, the Company closed an underwritten public offering of 24.1 million shares of its common stock, which included 3.1 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $10.75 per share. The total net proceeds from the offering were $243.0 million, after underwriting discounts and commissions and offering expenses of approximately $15.7 million.  The Company intends to use the net proceeds from this offering to fund research and development efforts, including clinical trials for its proprietary candidates, build and scale its commercial capabilities, and for general working capital and corporate purposes.

At-the-Market Equity Offering

The Company has entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which has been subsequently amended to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. The Company received net proceeds on sales under the Sales Agreement of approximately $2.8 million at a weighted average price of $9.02 during the three months ended September 30, 2017.

NOTE 7 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $5.6 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, including a $2.5 million charge in 2017 for accelerated vesting of stock options and RSUs to a departing executive.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below:

	Three Months Ended September 30,
	2017	2016
Risk-free interest rate	1.6% - 1.77%	1.06% - 1.24%
Expected option term in years	4.1	5.5
Expected volatility	66.1% - 66.48%	57.0% - 58.6%
Dividend yield	0%	0%
Weighted average grant date fair value	$4.67	$1.92

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the three months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	14,844,028	$5.57
Granted	131,940	$9.07
Exercised	(519,510)	$5.58
Forfeited	(227,220)	$7.27
Expired or canceled	(5,000)	$11.35
Outstanding balance at September 30, 2017	14,224,238	$5.57	6.9	$95,722
Vested and expected to vest at September 30, 2017	14,202,016	$5.57	6.9	$95,594
Exercisable at September 30, 2017	7,326,986	$4.71	5.3	$55,623

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at September 30, 2017, of $12.30 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $2.5 million during the three months ended September 30, 2017. The total intrinsic value of all options exercised during the three months ended September 30, 2016 was $295 thousand.

As of September 30, 2017, there was approximately $20.0 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.8 years.

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

A summary of the status of the Company's unvested RSUs as of September 30, 2017 and changes during the three months ended September 30, 2017, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	982,709	$6.27
Granted	—	$—
Vested	(82,628)	5.65
Forfeited	(15,167)	5.73
Unvested at September 30, 2017	884,914	6.34

As of September 30, 2017, there was $3.5 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.8 years. The fair market value on the grant date for RSUs that vested during the three months ended September 30, 2017 and 2016 was $886 thousand and $375 thousand, respectively.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of September 30, 2017, the Company had 1.1 million shares available for issuance under the ESPP.

NOTE 8 - RELATED PARTY TRANSACTIONS

As describe above in Note 3 – Collaboration and Other Agreements, the Company is party to a Drug Discovery Collaboration Option Agreement with Mirati pursuant to which the Company is providing certain drug discovery and research activities to Mirati in which the Company has received up-front payments, license fees and reimbursement for research and development services and under which the Company is entitled to receive milestone payments based on achievement of certain milestones, as described in Note 3 - Collaboration and Other Agreements. Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati.

As described above in Note 4 - Debt - Notes Payable, the Company entered into a Note Purchase Agreement with Redmile and issued Notes to Redmile on September 2, 2016. At that time, affiliates of Redmile held more than 10% of the Company's common stock.

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

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	Three Months Ended
	September 30,
	2017	2016
Net loss - basic and diluted	$(37,994)	$(28,608)

Weighted average shares outstanding - basic	174,772	145,100

Weighted average shares outstanding - diluted	174,772	145,100

Per share data:
Basic	$(0.22)	$(0.20)
Diluted	$(0.22)	$(0.20)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Three Months Ended
	September 30,
	2017	2016
3.00% convertible senior notes	18,762	18,762
Stock options	14,224	12,077
RSUs	885	730
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	33,871	31,569

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include upfront, milestone and/or royalty payments, our ability to realize upfront, milestone and royalty payments under our existing or any future agreements, future research and development spending, expectations regarding our ability to develop commercialization capabilities and the timing of and costs associated with building these capabilities, and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2018 refers to the fiscal year ending June 30, 2018, and the first or current quarter refers to the quarter ended September 30, 2017.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer. Nine registration studies are currently advancing related to seven Array-owned or partnered drugs: binimetinib (MEK162), encorafenib (LGX818), selumetinib (partnered with AstraZeneca), danoprevir (partnered with Roche), ipatasertib (partnered with Genentech), larotrectinib (partnered with Loxo Oncology) and tucatinib (partnered with Cascadian Therapeutics).

Our most significant clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / New Drug Application ("NDA")
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / NDA
Selumetinib	MEK inhibitor for cancer and NF1 (1)	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3 / Chinese NDA
Ipatasertib/GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Larotrectinib/LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial
Tucatinib/ONT-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics, Inc.	Phase 2 / Registration Trial
Varlitinib/ASLAN001	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy		Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
ARRY-382	CSF1R inhibitor for cancer		Phase 1 / 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
LOXO-292	RET inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
LOXO-195	TRK inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
(1) As we have previously disclosed, we have informed AstraZeneca of our position that the NF1 development program is outside of the permitted field for this license.

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

We have also entered into agreements with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM") and Ono Pharmaceutical Co., Ltd. ("Ono") related to the binimetinib and encorafenib programs. The Development and Commercialization Agreement, which became effective in December 2015 (the "PF Agreement"), granted Pierre Fabre rights to commercialize binimetinib and encorafenib in all countries except for the United States, Canada, Japan, Korea and Israel, including Europe (referred to as the "PF Territory"). The License, Development and Commercialization Agreement with Ono, which became effective in May 2017 (the "Ono Agreement"), granted Ono exclusive rights to commercialize binimetinib and encorafenib in Japan and the Republic of Korea (referred to as the "Ono Territory"), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory and the PF Territory.

All clinical trials involving binimetinib and encorafenib that were active or planned when the Novartis Agreements became effective in March 2015, including the NEMO and COLUMBUS trials and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of binimetinib and encorafenib are governed by a Global Development Plan ("GDP") with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer ("CRC") and melanoma.

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

Under the Ono Agreement, we received an upfront cash payment of ¥3.5 billion, or $31.2 million, and we retain all rights to conduct, either ourself or through third parties, all clinical studies and file related regulatory filings with respect to binimetinib and encorafenib and to develop, manufacture and commercialize binimetinib and encorafenib outside the Ono Territory (subject to rights Array has granted to Pierre Fabre in certain countries). We are also entitled to receive up to ¥1.8 billion in milestone payments from Ono if certain development goals are achieved, ¥5.0 billion in milestone payments from Ono if certain regulatory milestones are achieved, and ¥10.5 billion in milestone payments from Ono if certain sales milestones are achieved. A portion of these milestones represent Ono’s co-funding obligation as part of Ono’s participation in the Phase 3 BEACON CRC trial. Array is further eligible for tiered double-digit royalties on annual net sales of binimetinib and encorafenib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion, subject to certain adjustments. Based on exchange rates as of September 30, 2017, ¥1.0 billion was the equivalent of approximately $8.9 million.

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

Novartis continues to substantially fund all ongoing trials with binimetinib and encorafenib that were active or planned as of the close of the Novartis Agreements in 2015, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $94.1 million for the 12 months ended September 30, 2017, of which $18.2 million was recorded in the quarter ended September 30, 2017. Total revenue and upfront collected from Novartis since the start of the 2015 agreement is $326.3 million.

COLUMBUS PHASE 3 TRIAL
In September 2017, the FDA accepted for review the two NDAs we submitted to support use of the combination of binimetinib 45 mg twice daily and encorafenib 450 mg once daily (COMBO450) for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma. The FDA set a target action date under the Prescription Drug User Fee Act (PDUFA) of June 30, 2018 for both applications. In addition, the FDA informed us that, based on its preliminary review of the applications, it has not identified any potential review issues, and that it is not currently planning to hold an advisory committee meeting to discuss these NDAs. We completed our NDA submissions based on findings from the pivotal Phase 3 COLUMBUS trial.

Metastatic melanoma is the most serious and life-threatening type of skin cancer and is associated with low survival rates. There are about 200,000 new cases of melanoma diagnosed worldwide each year, approximately half of which have BRAF mutations, a key target in the treatment of metastatic melanoma.

Binimetinib and encorafenib are investigational medicines and are not currently approved in any country.

BEACON CRC PHASE 3 TRIAL
We continue to enroll BEACON CRC, a global Phase 3 trial of encorafenib and Erbitux® (cetuximab), an anti-EGFR antibody, with or without binimetinib, versus standard of care in patients with BRAF-mutant CRC who have previously received first- or second-line systemic therapy. BRAF-mutant CRC represents a difficult-to-treat subtype of colorectal cancer that impacts 10 to 15% of CRC patients.

At the 2017 ESMO Congress held during the quarter, safety results and initial clinical activity were presented from the safety lead-in of the Phase 3 BEACON CRC study evaluating the triplet combination of binimetinib, encorafenib and Erbitux® (BINI 45 mg twice daily, ENCO 300 mg daily and CETUX per label). As of the data cutoff date of August 9, 2017, 30 patients were treated in the safety lead-in and received the triplet combination. Out of the 30 patients, 29 had a BRAFV600E mutation. Microsatellite instability-high (MSI-H) was detected in only one patient. The triplet demonstrated good tolerability, supporting initiation of the randomized portion of the study. In addition, promising initial clinical activity was observed, with a confirmed overall response rate (ORR) of 41%, including a complete response, in patients with the BRAFV600E mutation, a group of patients with historically poor outcomes. Responses were observed in 10 out of 17 patients (59%) who had received only one prior line of therapy. Out of 28 patients with both a BRAFV600E mutation and a post-baseline assessment, 27 showed tumor regression.

In the safety lead-in, the triplet combination was generally well-tolerated. The most common grade 3 or 4 AEs observed in at least 10% of patients were nausea (10%), vomiting (10%), increased blood creatine kinase (10%) and urinary tract infection (10%). Three patients discontinued treatment due to AEs with only one considered related to treatment. At the time of the analysis, 76% of patients remain on study treatment after a median duration of treatment of 5.6 months (range 1.0 - 9.3 months).

BEACON CRC was initiated based on results from a Phase 2 study that included the combination of encorafenib and cetuximab in 50 patients with advanced BRAF-mutant CRC, and that was presented at the 2016 ASCO annual meeting. In this Phase 2 study, Overall Survival for these patients treated with the doublet combination of encorafenib and cetuximab exceeded one year, which is more than double several separate historical standard of care published benchmarks for this population. In addition, confirmed ORR from this study was 22%, whereas historical published benchmarks in this patient population using standard of care regimens range between 4-8%.

Worldwide, colorectal cancer is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Of these, nearly 750,000 were diagnosed in men, and 614,000 in women. Globally in 2012, approximately 694,000 deaths were attributed to colorectal cancer. In the U.S. alone, an estimated 135,430 patients will be diagnosed with cancer of the colon or rectum in 2017, and approximately 50,000 are estimated to die of their disease. In the United States, BRAF mutations are estimated to occur in 10 to 15 percent of patients with colorectal cancer and represent a poor prognosis for these patients. Based on recent estimates, the prevalence of MSI-H in tumors from patients with metastatic BRAF-mutant CRC ranged from 14% in a Phase 1b/2 trial (NCT01719380) (Array, data on file) to 18% from a recent Southwestern Oncology Group (SWOG) randomized phase 2 study.

CLINICAL TRIALS IN MICROSATELLITE STABLE METASTATIC CRC (MSS CRC) WITH BRISTOL-MYERS SQUIBB AND WITH MERCK
We are collaborating separately with Bristol-Myers Squibb and Merck to study binimetinib plus anti-PD-1 therapy in patients with MSS CRC. The majority of metastatic colorectal cancers exhibit an MSS phenotype.

The clinical trial in collaboration with Bristol-Myers Squibb, which was initiated in September 2017, will investigate the safety, tolerability and efficacy of binimetinib in combination with Bristol-Myers Squibb's Opdivo® (nivolumab) and Opdivo + Yervoy® (ipilimumab) regimen in patients with advanced MSS CRC and presence of a RAS mutation who have received one or two prior lines of therapy. The trial in collaboration with Merck, which is expected to begin during the second half of 2017, will investigate the safety, tolerability and efficacy of binimetinib with Merck's KEYTRUDA® (pembrolizumab) as part of multiple novel regimens. We entered into these collaborations based on the growing body of preclinical and clinical evidence that the immune activity of an anti-PD-1 therapy can be enhanced when combined with a MEK inhibitor, such as binimetinib.

The Phase 1/2 studies are expected to establish recommended dose regimens and explore the preliminary anti-tumor activity of the combinations. Results from these studies will be used to determine optimal approaches to further clinical development of these combinations. Under the Merck agreement, Merck will act as the sponsor of this clinical trial, and Array will supply Merck with binimetinib for use in the trial. Under the Bristol-Myers Squibb agreement, Array and Bristol-Myers Squibb will jointly support the study and we will act as the sponsor.

ARRY-382 and ARRY-797 PROGRAMS
We are advancing a Phase 1/2 dose escalation trial of ARRY-382 in combination with pembrolizumab (Keytruda®), a PD-1 antibody, in patients with advanced solid tumors, including melanoma and non-small cell lung cancer. ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF-1R kinase activity. A poster entitled “Phase 1b/2 dose-escalation study of ARRY-382, an oral inhibitor of colony-stimulating factor-1 receptor (CSF1R), in combination with pembrolizumab for treatment of patients with advanced solid tumors” will be presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting on November 10, 2017. The presentation will provide preliminary safety and pharmacokinetic data as well as initial efficacy data in patients with advanced solid tumors.

We plan to initiate a Phase 3 trial of ARRY-797, an oral, selective p38 MAPK inhibitor, in patients with LMNA A/C-related dilated cardiomyopathy as we evaluate options regarding the asset, including advancing it internally, partnering the program or creating a separate company to advance development and commercialization. LMNA A/C-related dilated cardiomyopathy is a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis.

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or partnering agreements can be found in Note 5 – Collaboration and License Agreements to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All of our collaboration and license agreements are denominated in U.S. dollars, except our agreement with Ono, which is denominated in Japanese Yen.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$	%
Reimbursement revenue	$18,192	$31,321	$(13,129)	(42)%
Collaboration and other revenue	8,008	6,289	$1,719	27%
License and milestone revenue	3,546	1,661	$1,885	113%
Total revenue	$29,746	$39,271	$(9,525)	(24)%

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur from our license partners where Array acts as a principal, controls the research and development activities, bears credit risk and may perform part of the services required in the transactions.

In connection with regaining all development and commercialization rights to binimetinib and obtaining all development and commercialization rights to encorafenib from Novartis on March 2, 2015, we entered into two Transition Agreements with Novartis, one associated with the binimetinib Termination and Asset Transfer Agreement and the other associated with the encorafenib Asset Transfer Agreement. Under the Transition Agreements, Novartis provides us with substantial financial support for all transitioned clinical trials involving binimetinib and encorafenib in the form of reimbursement to Array for all associated out-of-pocket costs and for one-half of our fully-burdened FTE costs based on an agreed FTE rate. Novartis transitioned responsibility for Novartis-conducted trials at designated points for each trial and is providing continuing financial support to us for completing the trials. Substantially all reimbursement revenue consists of reimbursements from Novartis under the Transition Agreements for specific clinical trials involving binimetinib and encorafenib.

As shown in the table above, we recognized approximately $18.2 million and $31.3 million in reimbursement revenue for the three months ended September 30, 2017 and 2016, respectively. The decrease in reimbursement revenue for the three months ended September 30, 2017 compared with the prior year is attributable to the advancement of the transitioned studies which have begun to wind down, resulting in lower reimbursable expenses.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue increased during the periods presented above, with approximately $8.0 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively. The increase mainly resulted from our collaboration with Pierre Fabre, including the advancement of the BEACON clinical trial which resulted in higher collaboration revenue.

License and Milestone Revenue

License and milestone revenue consists of upfront license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $3.5 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively.

The increase in license and milestone revenue during the three-month period was largely attributable a $1.0 million milestone which we received and recognized as revenue from Loxo for the advancement of LOXO-195 as well as $0.9 million recognition of the the license payment received from Ono during the fourth quarter of fiscal 2017.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$	%
Cost of partnered programs	$11,759	$8,845	$2,914	33%
Research and development for proprietary programs	41,445	46,563	(5,118)	(11)%
General and administrative	12,048	7,862	4,186	53%
Total operating expenses	$65,252	$63,270	$1,982	3%

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

Cost of partnered programs increased from approximately $8.8 million to $11.8 million during the three months ended September 30, 2017 and 2016, respectively. The increase in cost of partnered programs is primarily attributed to increases in our portion of development costs relating to the BEACON study of binimetinib and encorafenib in partnership with Pierre Fabre.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$	%
Salaries, benefits and share-based compensation	$7,490	$8,362	$(872)	(10)%
Outsourced services and consulting	32,017	34,633	(2,616)	(8)%
Laboratory supplies	1,086	1,607	(521)	(32)%
Facilities and depreciation	413	1,309	(896)	(68)%
Other	439	652	(213)	(33)%
Total research and development expenses	$41,445	$46,563	$(5,118)	(11)%

Research and development expenses for proprietary programs decreased during three months ended September 30, 2017 primarily due to lower outsourced services and consulting costs required for the advancement of clinical trials for binimetinib and encorafenib. As the Novartis transitioned studies have begun to wind down, the expenses associated with these studies have begun to decline as reflected in the decreased outsourced services and consulting costs for the three-months ended September 30, 2017 and 2016, respectively. Partially offseting decreases during the current quarter was a one-time charge for commercial drug supply of binimetinib and encorafenib from Novartis.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of partnered programs or research and development expenses for proprietary programs and include other management, business development, commercial preparation, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, facilities, depreciation and other office expenses.

General and administrative expenses increased to approximately $12.0 million compared to $7.9 million, for the three months ended September 30, 2017 and 2016, respectively.

The increase in general and administrative expense during the period is primarily driven by costs associated with building our commercial infrastructure as we prepare for potential launch of binimetinib and encorafenib, as well as a non-cash stock compensation charge for a departing executive.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$	%
Impairment loss related to cost method investment	—	(1,500)	1,500	(a)
Change in fair value of notes payable	200	(200)	400	(a)
Interest income	525	70	455	650%
Interest expense	(3,213)	(2,979)	(234)	(8)%
Total other income (expense), net	$(2,488)	$(4,609)	$2,121	46%
(a) Not meaningful.

We recognized $0.2 million and $(0.2) million during the three months ended September 30, 2017 and 2016, respectively, to adjust the fair value of the Redmile Convertible Promissory Notes as discussed in Note 5 - Fair Value Measurements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest income is earned from our investments in available-for-sale marketable securities. Interest expense is primarily related to our 3.00% convertible senior notes due 2020, but also includes interest expense related to Convertible Promissory Notes we issued to Redmile, and our term loan with Silicon Valley Bank, which replaced our Comerica Bank facility in December 2016. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Prior to September 30, 2016, the shares of preferred stock of VentiRx Pharmaceuticals, Inc. ("VentiRx") that we received under a February 2007 collaboration and licensing agreement with VentiRx had a recorded cost of $1.5 million. We did not have a controlling interest nor did we exert significant influence over VentiRx.  During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of the investment which caused us to record a $1.5 million impairment loss related to this investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and we received cash proceeds in the amount of $0.5 million for our share of the proceeds of this acquisition. As of September 30, 2017, we have no remaining equity in VentiRx. We may be entitled to additional proceeds which are currently held in escrow, as well as our proportionate share of future milestone payments if certain development milestones are achieved on the program.

Liquidity and Capital Resources

With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2017, we had an accumulated deficit of approximately $956.7 million; we had net losses of approximately $38.0 million for the three months ended September 30, 2017 and of approximately $116.8 million and $92.8 million for the fiscal years ended June 30, 2017 and 2016, respectively. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015.

For the three months ended September 30, 2017, our net cash used in operations was approximately $18.0 million. We have historically funded our operations from upfront fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities.

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

Our assessment of our future need for funding and our ability to continue to fund our operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involves substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. Please refer to our risk factors under the heading "Item 1A. Risk Factors" under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and in other reports we file with the SEC.

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

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	September 30, 2017	June 30, 2017	$ Change
Cash and cash equivalents	$295,414	$125,933	$169,481
Marketable securities – short-term	168,093	108,390	59,703
Marketable securities – long-term	829	732	97
Accounts receivable	26,601	31,279	(4,678)
Total	$490,937	$266,334	$224,603

The increases in cash and cash equivalents and marketable securities are attributable to proceeds from the public offering we completed in September 2017 of shares of our common stock, resulting in net proceeds of approximately $243.0 million The decrease in accounts receivable is primarily due to the Novartis transitioned studies which have begun to wind down, resulting in decreased reimbursement revenue.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change
Cash flows provided by (used in):
Operating activities	$(18,044)	$(14,605)	$(3,439)
Investing activities	(59,746)	1,467	(61,213)
Financing activities	247,271	22,382	224,889
Total	$169,481	$9,244	$160,237

Net cash used in operating activities increased approximately $3.4 million between the comparable periods. The increase in net cash used in operating activities was mainly due to the increase in net loss of approximately $9.4 million offset by a change in working capital items of approximately $3.9 million and an increase in non-cash adjustments of $2.0 million.

Net cash used in investing activities increased $61.2 million due to an increase in purchases of securities during the current period following our public offering of shares of common stock in September 2017, as compared to the prior year period where maturities and sales of investment securities were comparable to purchases.

Net cash provided by financing activities increased $224.9 million primarily related to $243.0 million in net proceeds from the follow-on offering of our common stock in September 2017. This increase was slightly offset by net proceeds received during the quarter ended September 30, 2016 for at-the-market sales of our common stock under our Sales Agreement with Cantor, which were $9.4 million greater than the current quarter, and by $9.9 million in net proceeds from the Convertible Promissory Note we issued to Redmile in September 2016 which did not recur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due net 30 days and will not represent a significant component of our overall cash balance. As a result, historically and as of September 30, 2017, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at September 30, 2017, we would expect future interest income to increase or decrease by approximately $1.7 million over the next 12 months based on the balance as of September 30, 2017 of $167.8 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 2.25% on the Silicon Valley Bank debt as of September 30, 2017 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of September 30, 2017, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 31st day of October 2017.

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