Form 10-Q
period 2017-12-31
ARRAY BIOPHARMA INC
filed 2018-02-06
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of January 29, 2018, the registrant had 207,636,672 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$65,051	$125,933
Marketable securities	354,221	108,390
Accounts receivable	29,970	31,279
Prepaid expenses and other current assets	4,614	4,575
Total current assets	453,856	270,177

Long-term assets
Marketable securities	1,045	732
Property and equipment, net	7,206	8,132
Other long-term assets	738	104
Total long-term assets	8,989	8,968
Total assets	$462,845	$279,145

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,996	$8,636
Accrued outsourcing costs	27,301	31,388
Accrued compensation and benefits	6,772	10,172
Other accrued expenses	1,754	1,575
Deferred rent	671	624
Notes payable at fair value	12,700	—
Deferred revenue	13,419	17,156
Total current liabilities	73,613	69,551

Long-term liabilities
Deferred rent	5,766	5,714
Deferred revenue	46,821	57,325
Long-term debt, net	93,264	121,305
Notes payable at fair value	—	12,600
Other long-term liabilities	1,199	923
Total long-term liabilities	147,050	197,867
Total liabilities	220,663	267,418

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized, 207,458,268 and 171,307,715 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	207	171
Additional paid-in capital	1,233,359	930,293
Accumulated other comprehensive loss	(676)	(76)
Accumulated deficit	(990,708)	(918,661)
Total stockholders' equity	242,182	11,727
Total liabilities and stockholders' equity	$462,845	$279,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue
Reimbursement revenue	$22,395	$27,948	$40,587	$59,269
Collaboration and other revenue	8,508	6,030	16,516	12,319
License and milestone revenue	11,315	10,545	14,861	12,206
Total revenue	42,218	44,523	71,964	83,794

Operating expenses
Cost of partnered programs	13,716	9,026	25,475	17,871
Research and development for proprietary programs	42,613	46,469	84,058	93,032
General and administrative	11,607	8,834	23,655	16,696
Total operating expenses	67,936	64,329	133,188	127,599

Loss from operations	(25,718)	(19,806)	(61,224)	(43,805)

Other income (expense)
Loss on extinguishment and conversion of Notes	(6,457)	—	(6,457)	—
Impairment loss related to cost method investment	—	—	—	(1,500)
Change in fair value of notes payable	(300)	(600)	(100)	(800)
Interest income	1,255	212	1,780	282
Interest expense	(2,833)	(3,107)	(6,046)	(6,086)
Total other income (expense), net	(8,335)	(3,495)	(10,823)	(8,104)

Net loss	$(34,053)	$(23,301)	$(72,047)	$(51,909)

Change in unrealized loss on marketable securities	(634)	(61)	(600)	(57)

Comprehensive loss	$(34,687)	$(23,362)	$(72,647)	$(51,966)

Weighted average shares outstanding – basic	199,852	168,127	187,312	156,613
Weighted average shares outstanding – diluted	199,852	168,127	187,312	156,613

Net loss per share – basic	$(0.17)	$(0.14)	$(0.38)	$(0.33)
Net loss per share – diluted	$(0.17)	$(0.14)	$(0.38)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2017	171,308	$171	$930,293	$(76)	$(918,661)	$11,727
Shares issued for cash under employee share plans	2,887	2	14,601	—	—	14,603
Employee share-based compensation expense	—	—	8,819	—	—	8,819
Issuance of common stock, net of offering costs / At-the-market offering	324	1	2,829	—	—	2,830
Issuance of common stock, net of offering costs / Public offering	24,070	24	242,994	—	—	243,018
Extinguishment of 2020 Notes	7,956	8	(15,705)	—	—	(15,697)
Conversion of 2020 Notes	913	1	5,418	—	—	5,419
Issuance of 2024 Notes	—	—	44,110	—	—	44,110
Change in unrealized loss on marketable securities	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(72,047)	(72,047)
Balance as of December 31, 2017	207,458	$207	$1,233,359	$(676)	$(990,708)	$242,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(72,047)	$(51,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,138	971
Non-cash interest expense	3,640	3,439
Share-based compensation expense	8,819	4,008
Loss on extinguishment and conversion of Notes	6,457	—
Impairment loss related to cost method investment	—	1,500
Financing fees on notes payable	—	240
Change in fair value of notes payable	100	800
Changes in operating assets and liabilities:
Accounts receivable	1,309	(3,820)
Prepaid expenses and other assets	(673)	3,993
Accounts payable and other accrued expenses	2,539	(3,594)
Accrued outsourcing costs	(4,087)	9,913
Accrued compensation and benefits	(3,400)	(3,244)
Deferred rent	99	493
Deferred revenue	(14,241)	(5,163)
Other long-term liabilities	171	163
Net cash used in operating activities	(70,176)	(42,210)

Cash flows from investing activities
Purchases of property and equipment	(212)	(1,733)
Purchases of marketable securities	(338,060)	(197,516)
Proceeds from sales and maturities of marketable securities	91,421	99,494
Net cash used in investing activities	(246,851)	(99,755)

Cash flows from financing activities
Proceeds from issuance of common stock / Public offering	258,750	132,250
Offering costs for issuance of common stock / Public offering	(15,732)	(8,058)
Proceeds from issuance of common stock / At-the-market offering	2,917	12,572
Offering costs for the issuance of common stock / At-the-market offering	(87)	(331)
Net proceeds from notes payable at fair value	—	9,760
Proceeds from employee stock purchases and options exercised	14,603	1,509
Proceeds from Silicon Valley Bank term loan	—	15,000
Repayment of Comerica term loan principal	—	(14,550)
Payment for debt issuance costs	(4,306)	—
Net cash provided by financing activities	256,145	148,152

Net increase (decrease) in cash and cash equivalents	(60,882)	6,187
Cash and cash equivalents at beginning of period	125,933	56,598
Cash and cash equivalents at end of period	$65,051	$62,785

Supplemental disclosure of cash flow information
Cash paid for interest	$2,161	$2,243
Change in unrealized loss on marketable securities	$(600)	$(57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. (also referred to as "Array,","we", "us", "our" or "the Company"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule cancer therapies.

The Company formed Yarra Therapeutics, LLC, a Delaware limited liability company ("Yarra"), in anticipation of the contribution by the Company of certain rights and assets related to ARRY-797, including all patents, patent applications and other intellectual property rights, pre-clinical and clinical data, regulatory submissions, inventory, contracts, equipment and books and records related to its ARRY-797 drug program, to Yarra in December 2017. Yarra is currently a wholly-owned subsidiary of Array.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and, as permitted under those rules, do not include all of the disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. The Company's management performed an evaluation of its activities through the date of filing of this Quarterly Report on Form 10-Q.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K filed with the SEC on August 11, 2017, from which the Company derived its balance sheet data as of June 30, 2017.

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of the Company's equipment, leasehold improvements and other fixed assets are physically located within the U.S., and the vast majority of its agreements with its partners are denominated in U.S. dollars.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on the Company's historical experience and on various other assumptions that it believes are reasonable under the circumstances. These estimates are the basis for the Company's judgments about the carrying values of assets and liabilities, which in turn may impact its reported revenue and expenses. The Company's actual results could differ significantly from these estimates under different assumptions or conditions.

The Company believes its condensed consolidated financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating fair value of the notes payable.

Liquidity

With the exception of fiscal year 2015, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2017, the Company had an accumulated deficit of $990.7 million. The Company had net losses of $34.1 million and $72.0 million for the three and six months ended December 31, 2017 and net losses of $116.8 million and $92.8 million for the fiscal years ended June 30, 2017 and 2016, respectively. The Company had net income of $9.4 million for the fiscal year ended June 30, 2015.

The Company has historically funded its operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under its drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2017 will enable it to continue to fund operations in the normal course of business for more than a 12-month period from the date of filing this Quarterly Report on form 10Q. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in at least the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

The Company's ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders and any future debt or debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions. The Company also may not successfully consummate new collaboration and license agreements that provide for upfront fees or milestone payments or on favorable terms to the Company, or the Company may not earn milestone payments under such agreements when anticipated, or at all. The Company's ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond the Company's control.

The Company's assessment of its future need for funding and its ability to continue to fund its operations is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. The Company's actual future capital requirements could vary as a result of a number of factors. These factors include the risk factors disclosed by the Company under the heading "Item 1A. Risk Factors" under Part II of this Quarterly Report on Form 10-Q and under Part I of its Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and in other reports it files with the SEC.

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

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Novartis Pharmaceuticals	53.1%	63.8%	56.4%	71.8%
Asahi Kasei	23.0%	2.2%	14.9%	2.2%
Pierre Fabre	10.5%	7.0%	11.8%	6.7%
Loxo Oncology	5.7%	18.6%	8.0%	13.5%
	92.3%	91.6%	91.1%	94.2%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2017.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are located (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
North America	$4,662	$9,528	$10,163	$13,626
Europe	26,852	34,035	49,148	68,341
Asia Pacific	10,704	960	12,653	1,827
Total revenue	$42,218	$44,523	$71,964	$83,794

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 75% and 70% of the Company's total accounts receivable balance as of December 31, 2017 and June 30, 2017, respectively. Pierre Fabre Medicament SAS ("Pierre Fabre") accounted for 12% and 7% of the Company's total accounts receivable balance as of December 31, 2017 and June 30, 2017, respectively.

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K filed with the SEC. There have been no material changes in the Company’s significant accounting policies as previously disclosed in the 2017 Annual Report.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue from the transfer of promised goods or services to customers based on the amount of the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance relating to principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU No. 2016-08 on its condensed consolidated financial statements and related disclosures. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning July 1, 2018, and may be adopted earlier, but not before July 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company has not elected early adoption and has not concluded on an adoption method. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in progress, the Company believes the most significant impact will relate to the timing of collaboration revenues, where the recognition of variable consideration such as milestone payments may be accelerated. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also evaluating its method of adoption and reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. The Company will implement any changes as required to facilitate adoption of the new guidance beginning in the first quarter of fiscal 2019. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact its current conclusions.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the condensed consolidated financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for the Company on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate ASU 2016-18 will have a material impact on its condensed consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate ASU 2017-01 will have a material impact on its condensed consolidated financial statements upon adoption.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company does not expect ASU 2017-09 will have a significant impact on its condensed consolidated financial statements upon adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its condensed consolidated financial statements and related disclosures.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$354,577	$—	$(676)	$353,901
Mutual fund securities	320	—	—	320
	354,897	—	(676)	354,221
Long-term available-for-sale securities:
Mutual fund securities	1,045	—	—	1,045
	1,045	—	—	1,045
Total	$355,942	$—	$(676)	$355,266

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$108,174	$—	$(76)	$108,098
Mutual fund securities	292	—	—	292
	108,466	—	(76)	108,390
Long-term available-for-sale securities:
Mutual fund securities	732	—	—	732
	732	—	—	732
Total	$109,198	$—	$(76)	$109,122

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $355.3 million and $109.1 million as of December 31, 2017 and June 30, 2017, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of December 31, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$354,577	$353,901
Total	$354,577	$353,901

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Reimbursement revenue
Novartis (1)	$22,395	$27,948	$40,587	$59,269

Collaboration and other revenue
Pierre Fabre	3,674	2,375	7,023	4,153
Loxo	2,395	1,938	4,653	4,805
Mirati	1,422	875	2,811	1,750
Amgen	500	—	1,000	—
Asahi Kasei	262	361	730	628
Cascadian	75	15	106	52
Ono	87	—	87	—
Celgene	60	—	68	—
Novartis (2)	—	450	—	900
Other partners	33	16	38	31
Total collaboration and other revenue	8,508	6,030	16,516	12,319

License and milestone revenue
Asahi Kasei	9,437	600	10,000	1,200
Ono	919	—	1,837	—
Pierre Fabre	750	750	1,500	1,500
Loxo	—	6,362	1,107	6,465
Mirati	209	208	417	416
Roche	—	2,500	—	2,500
Other Partners	—	125	—	125
Total license and milestone revenue	11,315	10,545	14,861	12,206
Total revenue	$42,218	$44,523	$71,964	$83,794

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Transition Agreements with Novartis.

(2)
Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Termination and Asset Transfer Agreement with Novartis relating to binimetinib.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	December 31,	June 30,
	2017	2017
Ono	$29,392	$31,229
Pierre Fabre	23,895	25,395
Asahi Kasei	—	9,000
Mirati	2,750	4,167
Loxo	3,203	2,690
Amgen	1,000	2,000
Total deferred revenue	60,240	74,481
Less: Current portion	(13,419)	(17,156)
Deferred revenue, long-term portion	$46,821	$57,325

Milestone Payments

The Development and Commercialization Agreement with Pierre Fabre contains substantive potential milestone payments of up to $25.0 million for achievement of two regulatory milestones relating to European Commission marketing approvals for two specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications.

The License, Development and Commercialization Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") contains substantive potential milestone payments of up to ¥1.8 billion ($16.0 million) for achievement of four development milestones, ¥5 billion ($44.5 million) for the achievement of eight regulatory milestones and ¥10.5 billion ($93.5 million) for the achievement of five commercialization milestones if certain annual net sales targets are achieved. As of December 31, 2017, ¥1.0 billion was the equivalent of approximately $8.9 million (based on the exchange rate published by Oanda).

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

The Collaboration and License Agreement with Asahi Kasei Pharma Corporation ("Asahi Kasei") contains milestone payments of up to $10.0 million related to the achievement of three remaining developmental and regulatory milestones and up to $52.5 million for a milestone payment at the time of the first commercial sale and the achievement of four commercialization milestones if certain net sales amounts are achieved .

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

On July 28, 2017, AstraZeneca and Merck announced an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. Based on this agreement, Array remains eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales, and now expects to receive a portion of certain consideration paid by Merck to AstraZeneca.  Array has informed AstraZeneca that it is disputing the small consideration that AstraZeneca intends to pay Array related to both upfront and potential future milestones under AstraZeneca's agreement with Merck.  Furthermore, prior to the announcement of the AstraZeneca / Merck agreement, Array informed AstraZeneca of its position that the Neurofibromatosis type 1 (NF1) development program is outside the permitted field of its license. Array filed a legal action on December 7, 2017 naming AstraZeneca as the defendant  in New York State Court in Manhattan regarding this dispute.

NOTE 4 – DEBT

Outstanding debt consists of the following (in thousands):

	December 31,	June 30,
	2017	2017
Notes Payable at fair value	$12,700	$12,600

2020 convertible senior notes	$—	$132,250
2024 convertible senior notes	126,060	—
Silicon Valley Bank term loan (1)	16,200	16,200
Long-term debt, gross	142,260	148,450
Less: Unamortized debt discount and fees	(48,996)	(27,145)
Long-term debt, net	$93,264	$121,305
(1) Outstanding debt owed to Silicon Valley Bank includes a $1.2 million final payment fee.

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

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option.  The Company recognizes the Notes at fair value rather than at historical cost, with changes in fair value recorded in the statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. On August 7, 2017 when the Notes were amended, the fair value of the Notes was estimated at $12.0 million. Upfront costs and fees related to items for which the fair value option was elected was $0.2 million and was recorded as a component of other expenses for the three months ended September 30, 2016. As of December 31, 2017, the fair value of the Notes was $12.7 million. For more information on the fair value determination of the Notes, see Note 5 - Redmile Notes.

Formation of 797 Subsidiary

The Company formed the 797 Subsidiary,Yarra Therapeutics, LLC, a Delaware limited liability company ("Yarra"), and contributed certain rights and assets related to ARRY-797, including all patents, patent applications and other intellectual property rights, pre-clinical and clinical data, regulatory submissions, inventory, contracts, equipment and books and records related to its ARRY-797 drug program (the “797 Assets”), to Yarra in December 2017. Yarra is currently a wholly-owned subsidiary of Array and Array has appointed a Chief Executive Officer of Yarra who, among other things, will be seeking equity financing for Yarra to fund further development of the 797 Assets. The establishment of Yarra and the Company's contributions described above did not trigger any obligations under the Other Repayment Provisions or the terms associated with the Notes conversion as the Company has not yet sold or licensed any technology to a third party nor has the Company entered into a Qualified Financing.

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

Silicon Valley Bank Term Loan

On December 22, 2016 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $15.0 million (the “Term Loan Amount”) and a revolving line of credit of up to $5.0 million (“Revolving Line”). The Company may request advances under the revolving line of credit, which may be repaid and reborrowed, or utilize the line of credit for the issuance of letters of credit, foreign exchange contracts or other cash management services. The Company utilized $14.6 million of the proceeds from the term loan to repay in full its outstanding obligations under the Loan and Security Agreement dated June 28, 2005, as amended, with Comerica Bank. The entire Term Loan Amount was loaned on the Effective Date, and the Company has obtained a letters of credit in the aggregate amount of $2.9 million to secure the Company's obligations under its lease agreement for its Boulder, Colorado and Cambridge, Massachusetts facilities. The cost of the term loan approximated its fair value.
The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The interest rate was 2.50% as of December 31, 2017. The Company must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, the Company must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021.
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
3.00% Convertible Senior Notes Due 2020

On June 10, 2013, through a registered underwritten public offering, the Company issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "2020 Notes"), resulting in net proceeds to Array of approximately $128.0 million after deducting the underwriting discount and offering expenses. As described below, in December 2017, the Company completed an exchange with certain holders of the 2020 Notes of $126.1 million in principal of the 2020 Notes for an equal principal amount of newly issued 2.625% convertible senior notes due 2024 and for shares of the Company's common stock. The holders of the remaining 2020 Notes elected to convert all remaining outstanding 2020 Notes into shares of the Company's common stock in December 2017.

The 2020 Notes were the general senior unsecured obligations of Array. The 2020 Notes bore interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year with all principal due at maturity. The 2020 Notes were scheduled to mature on June 1, 2020, unless earlier converted by the holders or redeemed by the Company.

Exchange and Conversion of 2020 Notes

On November 16 and November 20, 2017, the Company entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with a limited number of holders (“Noteholders”) of its outstanding 2020 Notes, pursuant to which the Company agreed to exchange (the “Exchanges”) approximately $126.1 million in aggregate principal amount of 2020 Notes held by the Noteholders for (i) an aggregate of 7,955,560 shares of its Common Stock (collectively, the “Exchange Shares”), and (ii) an aggregate of $126.1 million in aggregate principal amount of its newly issued 2.625% Convertible Senior Notes due 2024 (the “2024 Notes”).

Upon completion of the Exchanges on December 1, 2017, the aggregate principal amount of the 2020 Notes was reduced to approximately $6.2 million. On December 4, 2017, the Company issued a notice of redemption to the remaining holders of the remaining 2020 Notes, pursuant to which the Company would redeem the outstanding 2020 Notes for cash unless the holders of such 2020 Notes notified the Company of their intention to convert their 2020 Notes into shares of the Company's common stock based on the conversion rate then in effect. As of December 31, 2017, holders of the remaining 2020 Notes had converted such 2020 Notes into an aggregate of 913,368 shares of the Company's common stock. The Company accounted for the exchange of the 2020 Notes for the 2024 Notes and conversion of the 2020 Notes as debt extinguishments in accordance with ASC 470 and as a result recorded a $6.5 million loss on extinguishment for the three months ended December 31, 2017.

2.625% Convertible Senior Notes Due 2024

The 2024 Notes issued on December 1, 2017 in the Exchanges are the Company’s direct unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness, including the Redmile Notes.  The 2024 Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness, including the Company’s indebtedness under its loan and security agreement with Silicon Valley Bank, to the extent of the value of the Company’s assets that secure such indebtedness.

The 2024 Notes will mature on December 1, 2024 and bear interest at a rate of 2.625%, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2018.

Prior to September 1, 2024, holders may convert the 2024 Notes only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (3) if the

Company calls the 2024 Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate events specified in the Indenture dated December 1, 2017 (the "Indenture") with The Bank of New York Mellon Trust Company, N.A., trustee of the 2024 Notes (the "Trustee"). On or after September 1, 2024 until the close of business on the scheduled trading day immediately prior to the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the holders will receive, at the Company’s option, shares of the Company’s common stock, cash or a combination of shares and cash. The 2024 Notes will be convertible at an initial conversion rate of 64.6987 shares per $1,000 in principal amount of 2024 Notes, equivalent to a conversion price of approximately $15.46 per share, subject to certain adjustments set forth in the Indenture.

Upon the occurrence of a fundamental change (as defined in the Indenture) involving Array, holders of the 2024 Notes may require Array to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

On or after December 8, 2021 and prior to September 1, 2024, the Company may redeem for cash all or part of the outstanding 2024 Notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.  The redemption price will equal 100% of the principal amount of the 2024 Notes to be redeemed, plus all accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary terms and covenants and events of default. If an event of default (as defined in the Indenture) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 2024 Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy or insolvency events (as set forth in the Indenture), 100% of the principal of, premium, if any, and accrued and unpaid interest on the 2024 Notes will automatically become due and payable. Notwithstanding the foregoing, if Array fails to comply with certain reporting covenants under the Indenture, the Company may elect to pay additional interest on the Notes as the sole remedy for such a default.

The Indenture provides that the Company shall not amalgamate or consolidate with or merge with or into another person, or convey, transfer or lease its properties and assets substantially as an entirety to another person, unless (a) the successor person, if any, is a corporation organized and existing under the laws of the United States, any state of the United States or the District of Columbia and expressly assumes by supplemental indenture all of the Company’s obligations under the 2024 Notes and the Indenture; (b) immediately after giving effect to the transaction, no default or event of default shall have occurred and be continuing; (c) the Company shall have undertaken commercially reasonable efforts to restructure the 2024 Notes so that, after any such transaction is given effect, any conversion of the 2024 Notes would be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) thereof; (d) the Company shall have delivered to the Trustee an officers’ certificate and an opinion of counsel, each stating that such transaction and such supplemental indenture (if any) comply with the Indenture; and (e) other conditions specified in the Indenture are met.

In accordance with ASC 470-20, the Company used an effective interest rate of 9.75% to determine the liability component of the 2024 Notes. This resulted in the recognition of $80.4 million as the liability component of the 2024 Notes and the recognition of the residual $45.7 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2024 Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through December 1, 2024. The balance of unamortized debt issuance costs was $2.7 million as of December 31, 2017.

The fair value of the 2024 Notes was approximately $144.4 million at December 31, 2017 and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of the Company's interest expense for all of its debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands). Convertible Senior Notes includes both the 2020 Notes and the 2024 Notes.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Notes payable
Simple interest	$126	$127	$252	$166
Fees paid	—	123	—	241
Total interest expense on the notes payable at fair value	126	250	252	407
Comerica Term Loan (1)
Simple interest	—	117	—	247
Amortization of prepaid fees for letters of credit	—	—	—	2
Total interest expense on the Comerica term loan	—	117	—	249
Silicon Valley Bank Term Loan
Simple interest	87	7	180	7
Amortization of prepaid fees for line of credit	44	—	85	—
Amortization of debt discount	81	—	162	—
Total interest expense on the Silicon Valley Bank term loan	212	7	427	7
Convertible Senior Notes
Contractual interest	896	992	1,889	1,984
Amortization of debt discount	1,512	1,648	3,291	3,255
Amortization of debt issuance costs	87	93	187	184
Total interest expense on convertible senior notes	2,495	2,733	5,367	5,423
Total interest expense	$2,833	$3,107	$6,046	$6,086
(1) Previous term loan that was repaid in December 2016 using proceeds from the Silicon Valley Bank term loan.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables show the fair value of the Company's financial instruments classified into the fair value hierarchy and measured on a recurring basis on the condensed balance sheets as of December 31, 2017 and June 30, 2017 (in thousands):

	Fair Value Measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$353,901	$—	$—	$353,901
Mutual fund securities	320	—	—	320
Long-term Assets
Mutual fund securities	1,045	—	—	1,045
Total assets	$355,266	$—	$—	$355,266

Liabilities
Notes payable, at fair value	$—	$—	$12,700	$12,700

	Fair Value Measurement as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$108,098	$—	$—	$108,098
Mutual fund securities	292	—	—	292
Long-term Assets
Mutual fund securities	732	—	—	732
Total assets	$109,122	$—	$—	$109,122

Liabilities
Notes payable, at fair value	$—	$—	$12,600	$12,600

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the six months ended December 31, 2017, comprising the Redmile Notes described below (in thousands):

Notes Payable at Fair Value
Balance at June 30, 2017	$12,600
Change in fair value	100
Balance at December 31, 2017	$12,700

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

At-the-Market Equity Offering

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which was subsequently amended to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The amended Sales Agreement continues indefinitely until either party terminates the Sales Agreement, which may be done on 10 days prior written notice. The Company received net proceeds on sales under the Sales Agreement of approximately $2.8 million at a weighted average price of $9.02 during the six months ended December 31, 2017.

NOTE 7 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $3.2 million and $2.1 million for the three months ended December 31, 2017 and 2016, respectively, and $8.8 million and $4.0 million for the six months ended December 31, 2017 and 2016, respectively, including a $2.5 million charge in the first quarter of fiscal 2018 for accelerated vesting of stock options and RSUs to a departing executive.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below:

	Six Months Ended December 31,
	2017	2016
Risk-free interest rate	1.6% - 2.04%	1.1% - 2.1%
Expected option term in years	3.92 - 4.10	5.5
Expected volatility	66.1% - 67.0%	57.0% - 64.5%
Dividend yield	0%	0%
Weighted average grant date fair value	$5.37	$4.23

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the six months ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	14,844,028	$5.57
Granted	3,094,150	$10.56
Exercised	(2,629,526)	$5.47
Forfeited	(388,551)	$7.21
Expired or canceled	(10,000)	$11.28
Outstanding balance at December 31, 2017	14,910,101	$6.58	7.7	$92,791
Vested and expected to vest at December 31, 2017	14,887,879	$6.58	7.7	$92,652
Exercisable at December 31, 2017	5,906,109	$4.83	6.1	$47,044

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at December 31, 2017, of $12.80 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $14.8 million during the six months ended December 31, 2017. The total intrinsic value of all options exercised during the six months ended December 31, 2016 was $0.6 million.

As of December 31, 2017, there was approximately $32.8 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the status of the Company's unvested RSUs as of December 31, 2017 and changes during the six months ended December 31, 2017, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	982,709	$6.27
Granted	484,884	$10.90
Vested	(193,901)	7.09
Forfeited	(28,952)	3.27
Unvested at December 31, 2017	1,244,740	8.02

As of December 31, 2017, there was $8.2 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.4 years. The fair market value on the grant date for RSUs that vested during the six months ended December 31, 2017 and 2016 was $1.8 million and $0.5 million, respectively.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of December 31, 2017, the Company had 0.9 million shares available for issuance under the ESPP. The Company issued 154 thousand and 282 thousand shares under the ESPP during fiscal 2017 and 2016, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is party to a Drug Discovery Collaboration Option Agreement with Mirati pursuant to which the Company is providing certain drug discovery and research activities to Mirati in which the Company has received upfront payments, license fees and reimbursement for research and development services and under which the Company is entitled to receive milestone payments based on achievement of certain milestones, as described in Note 3 - Collaboration and Other Agreements. Dr. Charles Baum, a current member of Array’s Board of Directors, is the President and Chief Executive Officer of Mirati.

As described above in Note 4 - Debt - Notes Payable, the Company entered into a Note Purchase Agreement with Redmile and issued Notes to Redmile on September 2, 2016. At that time, affiliates of Redmile held more than 10% of the Company's common stock. As of September 30, 2017, Redmile and its affiliates hold less than 10% of the Company's common stock.

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

The following table summarizes the net loss per share calculation (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net loss - basic and diluted	$(34,053)	$(23,301)	$(72,047)	$(51,909)

Weighted average shares outstanding - basic and diluted	199,852	168,127	187,312	156,613

Per share data:
Basic and diluted	$(0.17)	$(0.14)	$(0.38)	$(0.33)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	December 31,
	2017	2016
2.625% convertible senior notes	8,156	—
3.00% convertible senior notes	—	18,762
Stock options	14,910	14,500
RSUs	1,245	1,116
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	24,311	34,378

NOTE 10 - SUBSEQUENT EVENT

On January 3, 2018, the Company entered into a License Agreement (the “License Agreement”) with ASLAN Pharmaceuticals Pte. Ltd., a Singapore corporation (“ASLAN”), pursuant to which the Company granted ASLAN full global rights to develop, manufacture and commercialize varlitinib (ARRY-543), a HER2 / EGFR inhibitor invented by Array. The License Agreement replaces and supersedes the Collaboration and License Agreement dated July 12, 2011, between the Company and ASLAN in which ASLAN was responsible for the development of varlitinib to proof-of-concept and for the identification of a partner to complete phase 3 development and commercialization of varlitinib.

The terms of the new License Agreement grant ASLAN exclusive global rights to commercialize and sublicense varlitinib. Array received a $12.0 million upfront payment and is also entitled to receive a further upfront payment of between $11.0 million and $12.0 million within the next 12 months, together with up to $30.0 million of development, $20.0 million of regulatory and $55.0 million of commercial milestone payments, as well as tiered low double-digit royalties as a percentage of any net sales of varlitinib.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our audited financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2018 refers to the fiscal year ending June 30, 2018, and the second or current quarter refers to the quarter ended December 31, 2017.

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

Our most significant clinical stage drugs include:

Drug Candidate	Target/Indication	Partner	Clinical Status
Binimetinib	MEK inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / New Drug Application ("NDA")
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / NDA
Selumetinib	MEK inhibitor for cancer and NF1 (1)	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3 / China NDA
Larotrectinib / LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial / Rolling NDA
Ipatasertib / GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Tucatinib / ONT-380	HER2 inhibitor for breast cancer	Cascadian Therapeutics, Inc.	Phase 2 / Registration Trial
Varlitinib / ASLAN001	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / 3
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Yarra Therapeutics, LLC, wholly-owned subsidiary of Array	Phase 2
Motolimod/VTX-2337	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
ARRY-382	CSF1R inhibitor for cancer		Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
LOXO-292	Ret inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
LOXO-195	Trk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
AK-1830	TrkA selective inhibitor for inflammation	Asahi Kasei Pharma Corporation	Phase 1
(1) As we have previously disclosed, we have informed AstraZeneca of our position that the NF1 development program is outside of the permitted field for this license.

Encorafenib and Binimetinib

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

We have also entered into agreements with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM") and Ono Pharmaceutical Co., Ltd. ("Ono") related to the encorafenib and binimetinib programs. The Development and Commercialization Agreement, which became effective in December 2015 (the "PF Agreement"), granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the United States, Canada, Japan, Korea and Israel, including Europe (referred to as the "PF Territory"). The License, Development and Commercialization Agreement with Ono, which became effective in May 2017 (the "Ono Agreement"), granted Ono exclusive rights to commercialize encorafenib and binimetinib in Japan and the Republic of Korea (referred to as the "Ono Territory"), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory and the PF Territory.

All clinical trials involving encorafenib and binimetinib that were active or planned when the Novartis Agreements became effective in March 2015, including the COLUMBUS trial and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of encorafenib and binimetinib are governed by a Global Development Plan ("GDP") with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer ("CRC") and melanoma.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We have also entered into a Clinical Supply Agreement with Pierre Fabra and have agreed to enter into a commercial supply agreement with Pierre Fabre pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in indications where needed.

Encorafenib and binimetinib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the BEACON CRC trial to study encorafenib in combination with binimetinib and cetuximab, an EGFR antibody, in patients with BRAFV600E-mutant CRC ("BRAFm CRC"). Encorafenib and binimetinib are investigational medicines and are not currently approved in any country.

Novartis continues to substantially fund all ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $88.5 million for the 12 months ended December 31, 2017, of which $22.4 million was recorded in the quarter ended December 31, 2017. Total revenue and upfront collected from Novartis since the start of the 2015 agreement is $348.7 million.

COLUMBUS PHASE 3 TRIAL
In February 2018, we announced overall survival results from the COLUMBUS trial which showed median OS of 33.6 months for patients taking encorafenib (BRAF inhibitor, 450 mg once daily) in combination with binimetinib (MEK inhibitor, 45 mg twice daily) compared to 16.9 months for patients treated with vemurafenib as a monotherapy. As previously announced, the combination of encorafenib and binimetinib was generally well-tolerated. Grade 3/4 adverse events (AEs) that occurred in more than 5% of patients receiving the combination were increased gamma-glutamyltransferase (GGT) (9%), increased blood creatine phosphokinase (CK) (7%) and hypertension (6%). The incidence of selected any grade AEs of special interest, defined based on toxicities commonly associated with commercially available BRAF+MEK-inhibitor treatments for patients receiving the combination of encorafenib and binimetinib included: rash (23%), pyrexia (18%), retinal pigment epithelial detachment (13%) and photosensitivity (5%). Full safety results of COLUMBUS Part 1 were presented at the 2016 Society for Melanoma Research Annual Congress.

In September 2017, the FDA accepted for review the two NDAs we submitted to support use of the combination of encorafenib 450 mg once daily and binimetinib 45 mg twice daily (COMBO450) for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma. The FDA set a target action date under the Prescription Drug User Fee Act (PDUFA) of June 30, 2018 for both applications. In addition, the FDA informed us that, based on its preliminary review of the applications, it has not identified any potential review issues, and that it is not currently planning to hold an advisory committee meeting to discuss these NDAs. We completed our NDA submissions based on findings from the pivotal Phase 3 COLUMBUS trial.

Metastatic melanoma is the most serious and life-threatening type of skin cancer and is associated with low survival rates. There are about 200,000 new cases of melanoma diagnosed worldwide each year, approximately half of which have BRAF mutations, a key target in the treatment of metastatic melanoma.

BEACON CRC PHASE 3 TRIAL
We continue to enroll BEACON CRC, a global Phase 3 trial of encorafenib and cetuximab, with or without binimetinib, versus standard of care in patients with BRAF-mutant CRC who have previously received one or two prior regimens.

BRAF mutations are estimated to occur in 10% to 15% of patients with CRC and represent a poor prognosis for these patients.

At the ASCO 2018 Gastrointestinal Cancers Symposium, updated results from the 30 patient safety lead-in of the Phase 3 BEACON CRC trial evaluating the triplet combination of encorafenib, binimetinib and cetuximab in patients with BRAF-mutant metastatic CRC whose disease has progressed after one or two prior regimens were presented. The estimated median progression-free survival (mPFS) at the time of analysis was 8 months in 29 patients with BRAFV600E-mutant CRC. The confirmed overall response rate ("ORR") was 48% with 3 complete responses in patients with BRAFV600E-mutant CRC. Further, the ORR was 62% in the 16 patients who received only one prior line of therapy. These data represent improvements compared to several separate historical published standard of care benchmarks for this population which range between 4% to 8% ORR and 1.8 and 2.5 months mPFS. The triplet combination was generally well-tolerated. Two patients discontinued treatment due to adverse events (AEs) with only one of these considered related to treatment. The most common grade 3 or 4 AEs seen in at least 10% of patients were fatigue, urinary tract infection, increased aspartate aminotransferase (AST) and increased blood CK.

BEACON CRC is the first and only Phase 3 trial designed to test a BRAF/MEK combo targeted therapy in BRAF-mutant advanced CRC. The trial was initiated based on results from a Phase 2 trial that were presented at the 2016 ASCO annual meeting. In the doublet arm of encorafenib and cetuximab, mOS exceeded one year, which is more than double several separate historical published standard of care benchmarks for this population. Further, the ORR was 22% and the mPFS was 4.2 months. Historical published ORR and mPFS benchmarks in this patient population using standard of care regimens range between 4% to 8% and 1.8 and 2.5 months, respectively.

Worldwide, CRC is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Of these, nearly 750,000 were diagnosed in men, and 614,000 in women. Globally in 2012, approximately 694,000 deaths were attributed to CRC. In the U.S. alone, an estimated 140,250 patients will be diagnosed with cancer of the colon or rectum in 2018, and approximately 50,000 are estimated to die of their disease. In the U.S., BRAF mutations are estimated to occur in 10% to 15% of patients with CRC and represent a poor prognosis for these patients. Based on recent prospective historical data, the prevalence of MSI-H in tumors from patients with metastatic BRAF-mutant CRC ranged from 14% in a recent Phase 1b/2 trial (NCT01719380) (Array, data on file) to 18% in a recent Southwestern Oncology Group (SWOG) randomized Phase 2 trial.

IMMUNO-ONCOLOGY COLLABORATIONS WITH BRISTOL-MYERS SQUIBB, MERCK AND PFIZER
Array is developing binimetinib in combination with PD-1 / PD-L1 checkpoint inhibitors. We have announced separate, strategic collaborations with Bristol-Myers Squibb, Merck and Pfizer, but in each case, are pursuing a unique trial design to explore different clinical approaches.

Bristol-Myers Squibb
The clinical trial with Bristol-Myers Squibb continues to advance and is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with nivolumab (anti-PD-1 therapy), with and without ipilimumab (CTLA-4 antibody), in patients with advanced metastatic microsatellite stable (MSS) CRC and the presence of a RAS mutation who have received one or two prior regimens. The trial is jointly supported by Array and Bristol-Myers Squibb and sponsored by Array.

Merck
The clinical trial with Merck is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with pembrolizumab (anti-PD-1 therapy), with and without FOLFOX or FOLFIRI (chemotherapy) in patients with CRC whose tumors are not microsatellite instability-high (MSI-H). After establishing combinability in separate Phase 1 cohorts, the trial will enroll expansion cohorts of 1st and 2nd-line CRC patients onto these novel triplet combinations to determine effectiveness. The trial will be sponsored and funded by Merck, with Array providing binimetinib supply.

Pfizer
The clinical trial with Pfizer is designed to investigate the safety, tolerability and efficacy of several novel anti-cancer combinations, including binimetinib, avelumab (anti-PD-L1 therapy) and talazoparib (PARP inhibitor) across various tumor types. The multi-arm Phase 1b clinical trial is designed to establish recommended doses of different regimens combining the drugs. Initially, the focus will be in non-small cell lung cancer (NSCLC) and pancreatic cancer, with additional indications being explored at a later stage. The study is expected to begin by the third quarter of 2018, and results will be used to determine optimal approaches to further clinical development of these combinations. The trial will be sponsored and funded by Pfizer, with Array providing binimetinib supply.

ARRY-382 and ARRY-797 PROGRAMS
ARRY-382
ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF-1R kinase activity. We are advancing a Phase 1/2 trial of ARRY-382 in combination with pembrolizumab, an anti-PD-1 therapy, in patients with advanced solid tumors. Data from the Phase 1b dose escalation trial were presented at the 2017 Society for Immunotherapy of Cancer (SITC) Annual Meeting.  In the trial, the recommended Phase 2 dose of ARRY-382 was determined to be 300 mg daily in combination with pembrolizumab 2 mg/kg given intravenously every 3 weeks. Nineteen patients, with a median of two prior lines of therapy and 42% with ≥3 prior regimens, were treated in the study.  Patients with pancreatic (n=6), colorectal (n=5), ovarian (n=3), gastric and melanoma (n=2, each), and triple negative breast cancer (n=1) were enrolled.  Investigators noted that ARRY-382 had a manageable safety profile when administered with pembrolizumab in this trial, and the most common grade 3/4 AEs (>10%), regardless of causality, included increased AST, increased blood CK, rash, increased lipase, increased alkaline phosphatase (ALP), increased alanine aminotransferase (ALT) and anemia. The combination of ARRY-382 and pembrolizumab demonstrated early signs of activity, with 11% (n=2) of patients achieving a confirmed partial response, based on RECIST version 1.1 guidelines  The first responder, who was treated with ARRY-382 at 200 mg, had Stage III pancreatic ductal adenocarcinoma.  As of the data cut-off, this patient was on study treatment in cycle 14 (42 weeks).  The second responder, who was treated with ARRY-382 at 300 mg, had stage IV ovarian cancer with liver metastasis.  As of the data cut-off, this patient was on study treatment in cycle 8 (24 weeks). These early signs of activity in patients with tumor types that have been historically unresponsive to anti-PD1 therapies are encouraging.

ARRY-797
In December 2017, we contributed certain rights and assets relating to ARRY-797, an oral, selective p38 MAPK inhibitor, to Yarra Therapeutics, LLC, a newly-formed, wholly-owned subsidiary of Array ("Yarra"). See Note 4 - Debt - Redmile Notes Payable - Formation of 797 Subsidiary. Array has appointed a Chief Executive Officer of Yarra and, as part of his duties, he will seek equity financing for Yarra to fund further development of ARRY-797, including a Phase 3 trial as well as for general working capital purposes. If Yarra is unable to obtain sufficient funding, the rights to ARRY-797 will revert to Array.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, which among other changes reduces the federal corporate tax rate to 21%. We have conducted a preliminary review of the impact of the TCJA and do not anticipate it to have a material impact on the our consolidated condensed financial statements primarily due to the valuation allowance recorded against our net deferred tax assets.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2017 vs. 2016		December 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Reimbursement revenue	$22,395	$27,948	$(5,553)	(20)%	$40,587	$59,269	$(18,682)	(32)%
Collaboration and other revenue	8,508	6,030	$2,478	41%	16,516	12,319	$4,197	34%
License and milestone revenue	11,315	10,545	$770	7%	14,861	12,206	$2,655	22%
Total revenue	$42,218	$44,523	$(2,305)	(5)%	$71,964	$83,794	$(11,830)	(14)%

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

As shown in the table above, we recognized approximately $22.4 million and $27.9 million in reimbursement revenue for the three months ended December 31, 2017 and 2016, respectively, and we recognized approximately $40.6 million and $59.3 million in reimbursement revenue for the six months ended December 31, 2017 and 2016, respectively. The decrease in reimbursement revenue for the three and six months ended December 31, 2017 compared with the prior year is attributable to the advancement of the transitioned studies which have begun to wind down, resulting in lower reimbursable expenses.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

Collaboration and other revenue increased during the periods presented above, with approximately $8.5 million and $6.0 million for the three months ended December 31, 2017 and 2016, respectively, and approximately $16.5 million and $12.3 million for the six months ended December 31, 2017 and 2016, respectively. The increase mainly resulted from our collaboration with Pierre Fabre, including the advancement of the BEACON clinical trial, which resulted in higher collaboration revenue. Also contributing to the increase were new and expanded collaborations with Amgen, Loxo and Mirati.

License and Milestone Revenue

License and milestone revenue consists of upfront license fees and ongoing milestone payments from partners and collaborators.

License and milestone revenue was $11.3 million and $10.5 million for the three months ended December 31, 2017 and 2016, respectively, and $14.9 million and $12.2 million for the six months ended December 31, 2017 and 2016, respectively.

The increases in license and milestone revenue were attributable to the acceleration of $7.9 million previously deferred revenue from the upfront payment received from Asahi Kasai in fiscal 2016 offset by two milestone payments that were earned in the second quarter of fiscal 2017. During the current quarter, we were notified by Asahi Kasai that our development obligations were substantially complete, which caused us to accelerate the remaining deferred license revenue. Prior to Asahi Kasai's notice, we were obligated to perform research and development services on potential additional compounds at Asahi Kasai's discretion. Largely offsetting this increase, we earned and recognized a $6.0 million milestone from Loxo for the advancement of LOXO-101, a PanTrk inhibitor for cancer, and as well as a $2.5M million milestone from Roche for the advancement of danoprevir, the NS3/4A protease inhibitor for Hepatitis C, during the quarter ended December 31, 2016.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2017 vs. 2016		December 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Cost of partnered programs	$13,716	$9,026	$4,690	52%	$25,475	$17,871	$7,604	43%
Research and development for proprietary programs	42,613	46,469	(3,856)	(8)%	84,058	93,032	(8,974)	(10)%
General and administrative	11,607	8,834	2,773	31%	23,655	16,696	6,959	42%
Total operating expenses	$67,936	$64,329	$3,607	6%	$133,188	$127,599	$5,589	4%

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

Cost of partnered programs increased from approximately $9.0 million to $13.7 million during the three months ended December 31, 2016 and 2017, respectively, and from approximately $17.9 million to $25.5 million during the six months ended December 31, 2016 and 2017, respectively. The increases in cost of partnered programs are primarily attributed to increases in our portion of development costs relating to the BEACON study of binimetinib and encorafenib in partnership with Pierre Fabre, as well as costs associated with new and expanded collaborations with Amgen, Loxo and Mirati.

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

Below is a summary of our research and development expenses for proprietary programs by categories of costs for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2017 vs. 2016		December 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Salaries, benefits and share-based compensation	$7,748	$3,652	$4,096	112%	$15,238	$12,014	$3,224	27%
Outsourced services and consulting	33,241	41,162	(7,921)	(19)%	65,258	75,795	(10,537)	(14)%
Laboratory supplies	1,197	708	489	69%	2,283	2,315	(32)	(1)%
Facilities and depreciation	235	786	(551)	(70)%	648	2,095	(1,447)	(69)%
Other	192	161	31	19%	631	813	(182)	(22)%
Total research and development expenses	$42,613	$46,469	$(3,856)	(8)%	$84,058	$93,032	$(8,974)	(10)%

Research and development expenses for proprietary programs decreased during the three and six months ended December 31, 2017 primarily due to lower outsourced services and consulting costs required for the advancement of clinical trials for binimetinib and encorafenib. As the Novartis transitioned studies have begun to wind down, the expenses associated with these studies have begun to decline as reflected in the decreased outsourced services and consulting costs for the three and six months ended December 31, 2017 and 2016, respectively.

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

General and administrative expenses increased to approximately $11.6 million compared to $8.8 million, for the three months ended December 31, 2017 and 2016, respectively, and to $23.7 million compared to $16.7 million, for the six months ended December 31, 2017 and 2016, respectively.

The increases in general and administrative expense during the period are primarily driven by costs associated with building our commercial infrastructure as we prepare for potential launch of binimetinib and encorafenib, as well as a $2.5 million non-cash stock compensation charge for a departing executive during the first quarter of fiscal 2018.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2017 vs. 2016		December 31,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
Loss on extinguishment and conversion of Notes	$(6,457)	$—	$(6,457)	(a)	$(6,457)	$—	$(6,457)	(a)
Impairment loss related to cost method investment	—	—	—	(a)	—	(1,500)	1,500	(100)%
Change in fair value of notes payable	(300)	(600)	300	(50)%	(100)	(800)	700	(88)%
Interest income	1,255	212	1,043	492%	1,780	282	1,498	531%
Interest expense	(2,833)	(3,107)	274	(9)%	(6,046)	(6,086)	40	(1)%
Total other income (expense), net	$(8,335)	$(3,495)	$(4,840)	138%	$(10,823)	$(8,104)	$(2,719)	34%

(a) Not meaningful.

We incurred approximately $6.5 million in the three months ended December 31, 2017 for the extinguishment and conversion of the 2020 Notes and the 2024 Notes.

During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of shares we formerly held in VentiRx Pharmaceuticals, Inc. ("VentirRx") which caused us to record a $1.5 million impairment loss related to this investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and we received cash proceeds in the amount of $0.5 million for our share of the proceeds of this acquisition. As of December 31, 2017, we have no remaining equity in VentiRx.

We recognized $0.3 million and $0.6 million during the three months ended December 31, 2017 and 2016, respectively, and $0.1 million and $0.8 million during the six months ended December 31, 2017 and 2016, respectively, to adjust the fair value of the Redmile Convertible Promissory Notes, as discussed in Note 5 - Fair Value Measurements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense is primarily related to our 3.00% convertible senior notes, but also includes interest expense related to Convertible Promissory Notes we issued to Redmile, and our term loan with Silicon Valley Bank. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest income is earned from our investments in available-for-sale marketable securities which is up significantly from previous year due to higher balance.

Liquidity and Capital Resources

With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2017, we had an accumulated deficit of approximately $990.7 million; we had net losses of approximately $34.1 million and $72.0 million for the three and six months ended December 31, 2017, respectively, and of approximately $116.8 million and $92.8 million for the fiscal years ended June 30, 2017 and 2016, respectively. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to continue to fund operations in the normal course of business for more than a 12-month period from the date of filing this Quarterly Report on form 10Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. We also may not successfully consummate new collaboration or license agreements that provide for upfront fees or milestone payments, or we may not earn milestone payments or on favorable terms to us, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

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

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	December 31, 2017	June 30, 2017	$ Change
Cash and cash equivalents	$65,051	$125,933	$(60,882)
Marketable securities – short-term	354,221	108,390	245,831
Marketable securities – long-term	1,045	732	313
Accounts receivable	29,970	31,279	(1,309)
Total	$450,287	$266,334	$183,953

The increases in cash and cash equivalents and marketable securities are attributable to proceeds from the public offering we completed in September 2017 of shares of our common stock, resulting in net proceeds of approximately $243.0 million The decrease in accounts receivable is primarily due to a milestone payment that was outstanding as of June 30, 2017 that has been subsequently received.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Six Months Ended December 31,
	2017	2016	$ Change
Cash flows provided by (used in):
Operating activities	$(70,176)	$(42,210)	$(27,966)
Investing activities	(246,851)	(99,755)	(147,096)
Financing activities	256,145	148,152	107,993
Total	$(60,882)	$6,187	$(67,069)

Net cash used in operating activities increased by approximately $28.0 million between the comparable periods. The increase in net cash used in operating activities was mainly due to the increase in net loss of approximately $20.1 million, and a change in working capital items of approximately $17.0 million and was offset by an increase in non-cash adjustments of $9.2 million.

Net cash used in investing activities increased $147.1 million due to an increase in purchases of securities during the current period following our public offering of shares of common stock in September 2017.

Net cash provided by financing activities increased $108.0 million primarily related to $243.0 million in net proceeds from the follow-on offering of our common stock in September 2017. Net cash provided by financing activities in the prior period was comprised primarily of $124.2 million in net proceeds received during the quarter ended December 31, 2016 from the follow-on offering of our common stock in October 2016 and by $9.8 million in net proceeds from the Convertible Promissory Note we issued to Redmile in September 2016 which did not reoccur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due net 30 days and will not represent a significant component of our overall cash balance. As a result, historically and as of December 31, 2017, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at December 31, 2017, we would expect future interest income to increase or decrease by approximately $3.5 million over the next 12 months based on the balance as of December 31, 2017 of $353.9 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 2.5% on the Silicon Valley Bank debt as of December 31, 2017 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of December 31, 2017, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017, were effective to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2017, we were notified that a complaint (the "Initial Complaint") was filed against Array and it's Chief Executive Officer, former interim Chief Financial Officer, and current Chief Financial Officer as officers of Array, in the United States District Court for the District of Colorado by Wendell Rose, individually and on behalf of all others similarly situated (the "Rose Action"). A second complaint was filed on November 28, 2017 also in the United States District Court for the District of Colorado by Robert Nauman, individually and on behalf of all others similarly situated (the "Nauman Action").  The complaints in both actions contain substantially similar allegations of violations of the federal securities laws by Array and the defendant executive officers in connection with certain disclosures made, or omitted, by Array regarding our NRAS-mutant melanoma program and seek to establish a class of investors who purchased our common stock between December 16, 2015 and March 17, 2017, inclusive, affected by the allegations in the Complaints. The Complaints seek unspecified remedies under the Securities Act of 1934, as amended.  On January 22, 2018, several alleged members of the class filed motions seeking appointment as lead plaintiff and their respective law firms to be appointed as lead counsel.  The proposed lead plaintiffs also filed motions to consolidate the Rose Action and the Nauman Action into one proceeding. The Company will continue to evaluate the allegations set forth in the Complaints and intends to vigorously defend all such allegations.
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

ITEM 5. OTHER INFORMATION

On February 1, 2018, our Board of Directors approved the amendment of Section 2.9 of our bylaws to require that the election of nominees to the Board of Directors requires the affirmative vote of a majority of the votes cast in such nominee's election; provided, however, that if a stockholder provides notice of a nominee in accordance with the requirements of our bylaws and the nomination is not withdrawn, directors shall be elected by a plurality of the votes cast at such stockholders meeting. The amendment is reflected in the Amended and Restated Bylaws of Array BioPharma Inc., a copy of which is filed as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 6th day of February 2018.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-K	001-16633	8/19/2016
3.2	Bylaws of Array BioPharma Inc., as amended and restated on February 1, 2018	Filed herewith
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture, dated as of December 1, 2017, by and between Array BioPharma Inc. and the Bank of New York Mellon Trust Company, N.A.	8-K	001-16633	12/4/2017
4.3	Form of 2.625% Convertible Senior Notes due 2024	8-K	001-16633	12/4/2017
10.1	License Agreement, dated January 3, 2018, between the registrant and ASLAN Pharmaceuticals Pte. Ltd.*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
*    Confidential treatment of redacted portions of this exhibit has been granted.