Form 10-Q
period 2018-03-31
ARRAY BIOPHARMA INC
filed 2018-05-09
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the registrant had 210,637,094 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$73,855	$125,933
Marketable securities	364,555	108,390
Accounts receivable	44,158	31,279
Prepaid expenses and other current assets	5,222	4,575
Total current assets	487,790	270,177

Long-term assets
Marketable securities	1,108	732
Property and equipment, net	7,554	8,132
Other long-term assets	555	104
Total long-term assets	9,217	8,968
Total assets	$497,007	$279,145

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,723	$8,636
Accrued outsourcing costs	34,334	31,388
Accrued compensation and benefits	10,345	10,172
Other accrued expenses	2,779	1,575
Deferred rent	689	624
Notes payable at fair value	12,800	—
Deferred revenue	12,419	17,156
Total current liabilities	85,089	69,551

Long-term liabilities
Deferred rent	5,783	5,714
Deferred revenue	44,945	57,325
Long-term debt, net	94,555	121,305
Notes payable at fair value	—	12,600
Other long-term liabilities	1,485	923
Total long-term liabilities	146,768	197,867
Total liabilities	231,857	267,418

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized, 210,503,949 and 171,307,715 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	210	171
Additional paid-in capital	1,279,256	930,293
Accumulated other comprehensive loss	(757)	(76)
Accumulated deficit	(1,013,559)	(918,661)
Total stockholders' equity	265,150	11,727
Total liabilities and stockholders' equity	$497,007	$279,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue
Reimbursement revenue	$24,751	$26,085	$65,338	$85,354
Collaboration and other revenue	10,113	5,530	26,629	17,849
License and milestone revenue	31,503	1,665	46,364	13,871
Total revenue	66,367	33,280	138,331	117,074

Operating expenses
Cost of partnered programs	17,712	7,432	43,187	25,303
Research and development for proprietary programs	53,636	46,069	137,694	139,101
Selling, general and administrative	16,773	11,714	40,428	28,410
Total operating expenses	88,121	65,215	221,309	192,814

Loss from operations	(21,754)	(31,935)	(82,978)	(75,740)

Other income (expense)
Loss on extinguishment and conversion of Notes	—	—	(6,457)	—
Impairment loss related to cost method investment	—	—	—	(1,500)
Realized gains on investments and other	69	785	69	785
Change in fair value of notes payable	(100)	(1,300)	(200)	(2,100)
Interest income	1,295	228	3,075	510
Interest expense	(2,361)	(3,095)	(8,407)	(9,181)
Total other income (expense), net	(1,097)	(3,382)	(11,920)	(11,486)

Net loss	$(22,851)	$(35,317)	$(94,898)	$(87,226)

Change in unrealized loss on marketable securities	(81)	(36)	(681)	(93)

Comprehensive loss	$(22,932)	$(35,353)	$(95,579)	$(87,319)

Weighted average shares outstanding – basic	208,994	169,020	194,434	160,689
Weighted average shares outstanding – diluted	208,994	169,020	194,434	160,689

Net loss per share – basic	$(0.11)	$(0.21)	$(0.49)	$(0.54)
Net loss per share – diluted	$(0.11)	$(0.21)	$(0.49)	$(0.54)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2017	171,308	$171	$930,293	$(76)	$(918,661)	$11,727
Shares issued for cash under employee share plans	3,703	3	18,271	—	—	18,274
Employee share-based compensation expense	—	—	13,538	—	—	13,538
Issuance of common stock, net of offering costs / At-the-market offering	2,554	3	40,337	—	—	40,340
Issuance of common stock, net of offering costs / Public offering	24,070	24	242,994	—	—	243,018
Extinguishment of 2020 Notes	7,956	8	(15,705)	—	—	(15,697)
Conversion of 2020 Notes	913	1	5,418	—	—	5,419
Issuance of 2024 Notes	—	—	44,110	—	—	44,110
Change in unrealized loss on marketable securities	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	(94,898)	(94,898)
Balance as of March 31, 2018	210,504	$210	$1,279,256	$(757)	$(1,013,559)	$265,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(94,898)	$(87,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,700	1,499
Non-cash interest expense	4,931	5,311
Share-based compensation expense	13,538	6,898
Loss on extinguishment and conversion of Notes	6,457	—
Realized gain from investment	—	(529)
Impairment loss related to cost method investment	—	1,500
Financing fees on notes payable	—	240
Change in fair value of notes payable	200	2,100
Changes in operating assets and liabilities:
Accounts receivable	(12,879)	6,795
Prepaid expenses and other assets	(1,098)	3,040
Accounts payable and other accrued expenses	4,291	(1,084)
Accrued outsourcing costs	2,946	11,468
Accrued compensation and benefits	173	(1,196)
Deferred rent	134	1,721
Deferred revenue	(17,117)	(7,278)
Other long-term liabilities	468	80
Net cash used in operating activities	(91,154)	(56,661)

Cash flows from investing activities
Purchases of property and equipment	(1,122)	(3,307)
Purchases of marketable securities	(395,369)	(351,438)
Proceeds from sales and maturities of marketable securities	138,241	281,751
Proceeds from investment	—	529
Net cash used in investing activities	(258,250)	(72,465)

Cash flows from financing activities
Proceeds from issuance of common stock / Public offering	258,750	132,250
Offering costs for issuance of common stock / Public offering	(15,732)	(8,058)
Proceeds from issuance of common stock / At-the-market offering	41,216	20,076
Offering costs for the issuance of common stock / At-the-market offering	(876)	(499)
Net proceeds from notes payable at fair value	—	9,760
Proceeds from employee stock purchases and options exercised	18,274	2,298
Proceeds from Silicon Valley Bank term loan	—	15,000
Repayment of Comerica term loan principal	—	(14,550)
Payment for debt issuance costs	(4,306)	—
Net cash provided by financing activities	297,326	156,277

Net increase (decrease) in cash and cash equivalents	(52,078)	27,151
Cash and cash equivalents at beginning of period	125,933	56,598
Cash and cash equivalents at end of period	$73,855	$83,749

Supplemental disclosure of cash flow information
Cash paid for interest	$2,260	$2,324
Change in unrealized loss on marketable securities	$(681)	$(93)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. (also referred to as "Array," "we," "us," "our," or "the Company"), incorporated in Delaware on February 6, 1998, is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule cancer therapies.

Yarra Therapeutics, LLC, a Delaware limited liability company ("Yarra"), is a wholly-owned subsidiary of the Company formed in December 2017 that holds certain rights and assets related to the Company's ARRY-797 drug program, including all patents, patent applications and other intellectual property rights, pre-clinical and clinical data, regulatory submissions, inventory, contracts, equipment and books and records related to the ARRY-797 drug program.

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

The Company believes its condensed consolidated financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration and license agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating fair value of the convertible senior notes and the notes payable.

Liquidity

With the exception of fiscal year 2015, the Company has incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2018, the Company had an accumulated deficit of $1.0 billion. The Company had net losses of $22.9 million and $94.9 million for the three and nine months ended March 31, 2018 and net losses of $116.8 million and $92.8 million for the fiscal years ended June 30, 2017 and 2016, respectively. The Company had net income of $9.4 million for the fiscal year ended June 30, 2015.

The Company has historically funded its operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under its drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. The Company believes that its cash, cash equivalents and marketable securities as of March 31, 2018 will enable it to continue to fund operations in the normal course of business for more than a 12-month period from the date of filing this Quarterly Report on Form 10-Q. Until the Company can generate sufficient levels of cash from operations, which it does not expect to achieve in at least the next two years, and because sufficient funds may not be available to it when needed from existing collaborations, the Company expects that it will be required to continue to fund its operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Novartis Pharmaceuticals	37.3%	79.7%	47.2%	74.1%
ASLAN	34.7%	—%	16.6%	—%
Pierre Fabre	9.2%	8.0%	10.6%	7.1%
Loxo Oncology	3.6%	6.1%	5.9%	11.4%
	84.8%	93.8%	80.3%	92.6%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2018.

Geographic Information

The following table details revenue by geographic area based on the country in which the Company's counterparties are headquartered (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
North America	$4,682	$3,200	$14,845	$16,826
Europe	33,744	29,223	82,892	97,564
Asia Pacific	27,941	857	40,594	2,684
Total revenue	$66,367	$33,280	$138,331	$117,074

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 58% and 70% of the Company's total accounts receivable balance as of March 31, 2018 and June 30, 2017, respectively. ASLAN Pharmaceuticals Pte. Ltd. ("ASLAN") accounted for 25% and 0% of the Company's total accounts receivable balance as of March 31, 2018 and June 30, 2017, respectively. Pierre Fabre Medicament SAS ("Pierre Fabre") accounted for 11% and 7% of the Company's total accounts receivable balance as of March 31, 2018 and June 30, 2017, respectively.

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 1 to its audited financial statements for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K filed with the SEC. There have been no material changes in the Company’s significant accounting policies as previously disclosed in the 2017 Annual Report.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue from the transfer of promised goods or services to customers based on the amount of the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance relating to principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU No. 2016-08 on its condensed consolidated financial statements and related disclosures. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning July 1, 2018, and may be adopted earlier, but not before July 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company has not elected early adoption and has not determined an adoption method. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in progress, the Company believes the most significant impact will relate to the timing of collaboration revenues, where the recognition of variable consideration such as milestone payments may be accelerated. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also evaluating its method of adoption and reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. The Company will implement any changes as required to facilitate adoption of the new guidance beginning in the first quarter of fiscal 2019. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact its current conclusions.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for the Company on July 1, 2020. Early adoption will be available on July 1, 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$365,243	$—	$(757)	$364,486
Mutual fund securities	69	—	—	69
	365,312	—	(757)	364,555
Long-term available-for-sale securities:
Mutual fund securities	1,108	—	—	1,108
	1,108	—	—	1,108
Total	$366,420	$—	$(757)	$365,663

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$108,174	$—	$(76)	$108,098
Mutual fund securities	292	—	—	292
	108,466	—	(76)	108,390
Long-term available-for-sale securities:
Mutual fund securities	732	—	—	732
	732	—	—	732
Total	$109,198	$—	$(76)	$109,122

The majority of the mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The estimated fair value of the Company's marketable securities, all of which are classified as Level 1 (quoted prices are available), was $365.7 million and $109.1 million as of March 31, 2018 and June 30, 2017, respectively. The estimated fair value of the Company's marketable securities is determined using quoted prices in active markets for identical assets based on the closing price as of the balance sheet date.

As of March 31, 2018, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$365,243	$364,486
Total	$365,243	$364,486

NOTE 3 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Reimbursement revenue
Novartis (1)	$24,751	$26,085	$65,338	$85,354

Collaboration and other revenue
Pierre Fabre	5,347	1,919	12,370	6,072
Loxo	2,416	1,937	7,069	6,742
Mirati	1,376	875	4,187	2,625
Amgen	530	—	1,530	—
Asahi Kasei	240	257	970	885
Seattle Genetics	148	71	254	123
Ono	36	—	123	—
Novartis (2)	—	450	—	1,350
Other partners	20	21	126	52
Total collaboration and other revenue	10,113	5,530	26,629	17,849

License and milestone revenue
ASLAN	23,000	—	23,000	—
Asahi Kasei	—	600	10,000	1,800
Ono	4,665	—	6,502	—
Pierre Fabre	750	750	2,250	2,250
Loxo	—	106	1,107	6,571
Mirati	208	209	625	625
Roche	—	—	—	2,500
Other partners	2,880	—	2,880	125
Total license and milestone revenue	31,503	1,665	46,364	13,871
Total revenue	$66,367	$33,280	$138,331	$117,074

(1) Consists of reimbursable expenses incurred and accrued as reimbursement revenue that are receivable under the Transition Agreements with Novartis.

(2)
Represents the recognition of revenue that was deferred from the consideration received in March 2015 upon the effective date of the Termination and Asset Transfer Agreement with Novartis relating to binimetinib.

On January 3, 2018, the Company entered into a License Agreement (the “License Agreement”) with ASLAN, a Singapore corporation, pursuant to which the Company granted ASLAN full global rights to develop, manufacture and commercialize varlitinib (ARRY-543), a HER2 / EGFR inhibitor invented by Array. The License Agreement replaces and supersedes the Collaboration and License Agreement dated July 12, 2011, between the Company and ASLAN in which ASLAN was responsible for the development of varlitinib to proof-of-concept and for the identification of a partner to complete phase 3 development and commercialization of varlitinib. The terms of the new License Agreement grant ASLAN exclusive global rights to develop, commercialize and sublicense varlitinib. Array received a $12.0 million upfront payment and is entitled to receive a further upfront payment of between $11.0 million and $12.0 million within the subsequent 12 months. Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, the Company determined that the exclusive license is the only deliverable with stand-alone value under the License Agreement. The fixed and determinable upfront consideration of $23.0 million was allocated to the license and was recognized as license revenue in January 2018.

Deferred revenue balances were as follows for the dates indicated (in thousands):

	March 31,	June 30,
	2018	2017
Ono	$28,473	$31,229
Pierre Fabre	23,145	25,395
Asahi Kasei	—	9,000
Mirati	2,043	4,167
Loxo	3,203	2,690
Amgen	500	2,000
Total deferred revenue	57,364	74,481
Less: Current portion	(12,419)	(17,156)
Deferred revenue, long-term portion	$44,945	$57,325

Milestone Payments

The Development and Commercialization Agreement with Pierre Fabre contains substantive potential milestone payments of up to $15.0 million for achievement of one regulatory milestones relating to European Commission marketing approvals for one specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications.

The License, Development and Commercialization Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") contains substantive potential milestone payments of up to ¥1.4 billion ($13.2 million) for achievement of three remaining development milestones, ¥5.0 billion ($47.0 million) for the achievement of eight regulatory milestones and ¥10.5 billion ($98.8 million) for the achievement of five commercialization milestones if certain annual net sales targets are achieved. As of March 31, 2018, ¥1.0 billion was the equivalent of approximately $9.4 million (based on the exchange rate published by Oanda).

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

The Collaboration and License Agreement with Asahi Kasei Pharma Corporation ("Asahi Kasei") contains milestone payments of up to $10.0 million related to the achievement of three remaining developmental and regulatory milestones and up to $52.5 million upon the first commercial sale and the achievement of three additional commercialization milestones upon the first commercial sale and if certain net sales amounts are achieved.

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

The License Agreement with ASLAN contains substantive potential milestone payments of up to $50.0 million for six development milestones and up to $55.0 million for the achievement of four commercialization milestones if certain net sales amounts are achieved.

The Collaboration and License Agreement with AstraZeneca, PLC contains substantive potential milestone payments for selumetinib of up to $36.0 million for nine remaining regulatory milestones and up to $34.0 million for the achievement of three commercialization milestones if first commercial sale is achieved in the United States, the European Union and Japan.

On July 28, 2017, AstraZeneca and Merck announced that they entered into an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. Array remains eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales and now expects to receive a portion of certain consideration paid by Merck to AstraZeneca under this agreement.  Array has informed AstraZeneca, however, that it is disputing the consideration that AstraZeneca has paid Array related to both upfront and potential future milestones under AstraZeneca's agreement with Merck.  Furthermore, prior to the announcement of the AstraZeneca / Merck agreement, Array informed AstraZeneca of its position that the Neurofibromatosis type 1 (NF1) development program is outside the permitted field of its license. Array commenced legal proceedings against AstraZeneca on December 7, 2017 naming AstraZeneca as the defendant in New York State Court in Manhattan regarding this dispute.

NOTE 4 – DEBT

Outstanding debt consists of the following (in thousands):

	March 31,	June 30,
	2018	2017
Notes Payable at fair value	$12,800	$12,600

2020 convertible senior notes	$—	$132,250
2024 convertible senior notes	126,060	—
Silicon Valley Bank term loan (1)	16,200	16,200
Long-term debt, gross	142,260	148,450
Less: Unamortized debt discount and fees	(47,705)	(27,145)
Long-term debt, net	$94,555	$121,305
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

On August 7, 2017, the Company entered into an amendment to the Notes issued to Redmile pursuant to which the maturity date of the Notes was extended to August 6, 2018 (the "Maturity Date") and the exit fee of the Notes was increased from $3.0 million to an amount equal to 50%, or $5.0 million, of the principal amount under the Notes. If an event of default specified under the Notes occurs, the Note holders may declare the Repayment Amount, and any other amounts payable under the Notes, immediately due and payable. The Company evaluated its debt amendments under ASC 470 and determined that the amendments do not qualify as a troubled debt restructuring or an extinguishment and therefore the effects of the amendments are reflected as a change in fair value.

Conversion of the Notes

The Notes contemplate that, solely at the Company’s choice, the Company may elect to form a subsidiary (the “797 Subsidiary”) and contribute certain assets and rights relating to its drug ARRY-797 in exchange for all of the outstanding equity of such 797 Subsidiary. As described below, the Company formed the 797 Subsidiary, Yarra Therapeutics, LLC, and contributed the related ARRY-797 assets to Yarra in December 2017. If a preferred stock financing of the 797 Subsidiary of at least $10.0 million in aggregate gross proceeds (excluding conversion of the Note) to bona fide institutional investors other than the Note holders (a “Qualified Financing”) closes prior to the Maturity Date, then all outstanding principal and accrued interest under the Notes shall convert automatically into the shares of capital stock issued in the Qualified Financing at a conversion price equal to the lesser of (A) 80% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurs on or prior to March 1, 2017, or 70% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurs after March 1, 2017, and (B) the price per share calculated in the same manner as the price per share of equity securities sold in the Qualified Financing, but instead based on a pre-money valuation of the 797 Subsidiary of $75.0 million.

If a Qualified Financing has not closed on or prior to the Maturity Date, then the Company shall have the right to convert, on the Maturity Date, the Repayment Amount into shares of a newly established series of the Company's preferred stock, to be designated as Series A Convertible Preferred Stock, at a conversion price equal to the average daily volume-weighted average price per share of the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the Maturity Date. The shares issued upon any such conversion shall be subject to an aggregate cap equal to 19.99% of the outstanding shares of the Company’s common stock, on an as-converted basis, on the Maturity Date.

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

As of March 31, 2018, the fair value of the Notes was $12.8 million. For more information on the fair value determination of the Notes, see Note 5 - Redmile Notes.

Formation of 797 Subsidiary

The Company formed the 797 Subsidiary,Yarra Therapeutics, LLC, a Delaware limited liability company ("Yarra"), and contributed certain rights and assets related to ARRY-797, including all patents, patent applications and other intellectual property rights, pre-clinical and clinical data, regulatory submissions, inventory, contracts, equipment and books and records related to its ARRY-797 drug program (the “797 Assets”), to Yarra in December 2017. Yarra is currently a wholly-owned subsidiary of Array and Array has appointed a Chief Executive Officer of Yarra who, among other things, will be seeking equity financing for Yarra to fund further development of the 797 Assets. The formation of Yarra and the Company's contribution of the 797 Assets described above did not trigger any obligations under the Other Repayment Provisions or the terms associated with the conversion of the Notes as the Company has not yet sold or licensed any technology to a third party nor has Yarra entered into a Qualified Financing.

Registration Rights

If the Company elects to convert the Notes into shares of Series A Convertible Preferred Stock as described above, the Company has agreed in the Note Purchase Agreement to register such shares under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-3. In such event, the Company must file the registration statement on the Maturity Date and use commercially reasonable efforts to cause the registration statement to become effective as promptly as possible after such filing, but no later than 75 days after the Maturity Date. The Company may suspend the availability of the registration statement for any bona fide reason for up to 15 consecutive days in any 90-day period, provided that such deferral periods do not total more than 45 days in any 12-month period. If the Company defaults on certain of its obligations relating to the registration of such shares of Series A Preferred Stock, the Company must pay an amount in the aggregate equal to 5% of the purchase price of the Notes to which the affected registered shares relate. The Company has agreed to pay all costs and expenses associated with the registration of the Series A Convertible Preferred Stock and, with certain exceptions, to indemnify the holders of shares registered on any such registration against liabilities relating to any such registration.

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
The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The interest rate was 2.75% as of March 31, 2018. The Company must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, the Company must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021.
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
3.00% Convertible Senior Notes Due 2020 (Retired)

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

Exchange and Conversion of 2020 Notes

On November 16 and November 20, 2017, the Company entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with a limited number of holders (“Noteholders”) of its outstanding 2020 Notes, pursuant to which the Company agreed to exchange (the “Exchanges”) approximately $126.1 million in aggregate principal amount of 2020 Notes held by the Noteholders for (i) an aggregate of 8.0 million shares of its Common Stock (collectively, the “Exchange Shares”), and (ii) an aggregate of $126.1 million in aggregate principal amount of its newly issued 2.625% Convertible Senior Notes due 2024 (the “2024 Notes”). As a result of the Exchanges, the fair value of the common shares issued in the Exchanges and the reacquisition of the previously recorded conversion option on the 2020 Notes were recorded in stockholder's equity. The net impact of these two items was a reduction to stockholder's equity of $15.7 million.

Upon completion of the Exchanges on December 1, 2017, the aggregate principal amount of the 2020 Notes was reduced to approximately $6.2 million. On December 4, 2017, the Company issued a notice of redemption to the remaining holders of the remaining 2020 Notes, pursuant to which the Company would redeem the outstanding 2020 Notes for cash unless the holders of such 2020 Notes notified the Company of their intention to convert their 2020 Notes into shares of the Company's common stock based on the conversion rate then in effect. As of December 31, 2017, holders of the remaining 2020 Notes had converted such 2020 Notes into an aggregate of 0.9 million shares of the Company's common stock representing full retirement of the Company's obligations under the 2020 Notes. The Company accounted for the exchange of the 2020 Notes for the 2024 Notes and conversion of the 2020 Notes as debt extinguishments in accordance with ASC 470 and as a result recorded a $6.5 million loss on extinguishment for the three months ended December 31, 2017. The amount recorded to stockholder's equity related to this conversion was $5.4 million.

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

The Indenture provides that the Company shall not amalgamate or consolidate with or merge with or into another person, or convey, transfer or lease its properties and assets substantially as an entirety to another person, unless (a) the successor person, if any, is a corporation organized and existing under the laws of the United States, any state of the United States or the District of Columbia and expressly assumes by supplemental indenture all of the Company’s obligations under the 2024 Notes and the Indenture; (b) immediately after giving effect to the transaction, no default or event of default shall have occurred and be continuing; (c) the Company shall have undertaken commercially reasonable efforts to restructure the 2024 Notes so that, after any such transaction is given effect, any conversion of the 2024 Notes would be exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof; (d) the Company shall have delivered to the Trustee an officers’ certificate and an opinion of counsel, each stating that such transaction and such supplemental indenture (if any) comply with the Indenture; and (e) other conditions specified in the Indenture are met.

In accordance with ASC 470-20, the Company used an effective interest rate of 9.75% to determine the liability component of the 2024 Notes. This resulted in the recognition of $80.4 million as the liability component of the 2024 Notes and the recognition of the residual $45.7 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2024 Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in the Company's balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through December 1, 2024. The balance of unamortized debt issuance costs was $2.7 million as of March 31, 2018.

The fair value of the 2024 Notes was approximately $169.7 million at March 31, 2018 and was determined using Level 2 inputs based on their quoted market values.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Notes payable
Simple interest	$122	$123	$374	$289
Fees paid	—	—	—	240
Total interest expense on the notes payable at fair value	122	123	374	529
Comerica Term Loan (1)
Simple interest	—	—	—	247
Amortization of prepaid fees for letters of credit	—	—	—	2
Total interest expense on the Comerica term loan	—	—	—	249
Silicon Valley Bank Term Loan
Simple interest	100	66	280	73
Amortization of prepaid fees for line of credit	14	43	99	43
Amortization of debt discount	80	84	242	84
Total interest expense on the Silicon Valley Bank term loan	194	193	621	200
Convertible Senior Notes
Contractual interest	835	992	2,723	2,976
Amortization of debt discount	1,141	1,691	4,432	4,946
Amortization of debt issuance costs	69	96	257	281
Total interest expense on convertible senior notes	2,045	2,779	7,412	8,203
Total interest expense	$2,361	$3,095	$8,407	$9,181
(1) Previous term loan that was repaid in December 2016 using proceeds from the Silicon Valley Bank term loan.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables show the fair value of the Company's financial instruments classified into the fair value hierarchy and measured on a recurring basis on the condensed balance sheets as of March 31, 2018 and June 30, 2017 (in thousands):

	Fair Value Measurement as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$364,486	$—	$—	$364,486
Mutual fund securities	69	—	—	69
Long-term Assets
Mutual fund securities	1,108	—	—	1,108
Total assets	$365,663	$—	$—	$365,663

Liabilities
Notes payable, at fair value	$—	$—	$12,800	$12,800

	Fair Value Measurement as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$108,098	$—	$—	$108,098
Mutual fund securities	292	—	—	292
Long-term Assets
Mutual fund securities	732	—	—	732
Total assets	$109,122	$—	$—	$109,122

Liabilities
Notes payable, at fair value	$—	$—	$12,600	$12,600

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the nine months ended March 31, 2018, comprising the Redmile Notes described below (in thousands):

Notes Payable at Fair Value
Balance at June 30, 2017	$12,600
Change in fair value	200
Balance at March 31, 2018	$12,800

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

At-the-Market Equity Offering

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which was subsequently amended to permit the sale by Cantor, acting as its sales agent, of up to $75.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering ("ATM Offering) under the Sales Agreement. All sales of shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company paid Cantor a commission of approximately 2.0% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales under the Sales Agreement of approximately $40.3 million at a weighted average price of $16.14 during the nine months ended March 31, 2018, which resulted in the full utilization of the $75.0 million available balance under the Sales Agreement.

As described in Note 10 - Subsequent Events, effective May 9, 2018, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, sell up to $125.0 million in shares of the Company's common stock through Cantor, acting as the Company's sales agent and/or principal, in an ATM Offering. The Company is not required to sell shares under the Sales Agreement. The Company will pay Cantor a commission of up to 3% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or May 9, 2021. No sales have been made under the Sales Agreement.

NOTE 7 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $4.7 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively, and $13.5 million and $6.9 million for the nine months ended March 31, 2018 and 2017, respectively, including a $2.5 million charge in the first quarter of fiscal 2018 for accelerated vesting of stock options and RSUs to a departing executive.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based awards. In applying this model, the Company uses the following assumptions:

•	Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - The Company estimates the expected term of its options based upon historical exercises and post-vesting termination behavior.

•	Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

•	Dividend yield - The Company has never paid dividends and currently have no plans to do so; therefore, no dividend yield is applied.

Option Awards

The fair value of the Company's option awards were estimated using the assumptions below:

	Nine Months Ended March 31,
	2018	2017
Risk-free interest rate	1.6% - 2.4%	1.1% - 2.1%
Expected option term in years	3.82 - 4.10	5.5
Expected volatility	66.1% - 67.3%	57.0% - 64.5%
Dividend yield	0%	0%
Weighted average grant date fair value	$5.81	$4.46

The following table summarizes the Company's stock option activity under the Option and Incentive Plan for the nine months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	14,844,028	$5.57
Granted	4,762,409	$11.42
Exercised	(3,440,136)	$5.25
Forfeited	(433,971)	$7.41
Expired or canceled	(10,000)	$11.28
Outstanding balance at March 31, 2018	15,722,330	$7.36	7.8	$141,289
Vested and expected to vest at March 31, 2018	15,700,108	$7.36	7.8	$141,071
Exercisable at March 31, 2018	5,305,220	$5.01	6.0	$60,011

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at March 31, 2018, of $16.32 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $24.4 million during the nine months ended March 31, 2018. The total intrinsic value of all options exercised during the nine months ended March 31, 2017 was $1.7 million.

As of March 31, 2018, there was approximately $39.9 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.2 years.

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

A summary of the status of the Company's unvested RSUs as of March 31, 2018 and changes during the nine months ended March 31, 2018, is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	982,709	$6.27
Granted	516,826	11.17
Vested	(193,901)	6.59
Forfeited	(30,726)	7.22
Unvested at March 31, 2018	1,274,908	$8.20

As of March 31, 2018, there was $7.9 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The fair market value on the grant date for RSUs that vested during the nine months ended March 31, 2018 and 2017 was $1.8 million and $0.5 million, respectively.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of March 31, 2018, the Company had 0.9 million shares available for issuance under the ESPP. The Company issued 154 thousand and 282 thousand shares under the ESPP during fiscal 2018 and 2017, respectively.

NOTE 8 - RELATED PARTY

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

As described above in Note 4 - Debt - Notes Payable, the Company entered into a Note Purchase Agreement with Redmile and issued Notes to Redmile on September 2, 2016. At that time, affiliates of Redmile held more than 10%

of the Company's common stock. As of December 31, 2017, Redmile and its affiliates hold less than 10% of the Company's common stock.

The Company is also party to a Master Collaboration Agreement with ArcherDX for project-specific collaborations in the field of development and commercialization of in vitro diagnostics and companion diagnostics for Array Compounds.  Pursuant to this agreement, the Company will make future payments to ArcherDX for contract milestones, ongoing costs and pass-through expenses for project work plans.  Kyle Lefkoff, current Chairman of Array’s Board of Directors, is also a Director of ArcherDX. The Company has not yet made any payments to ArcherDX.

NOTE 9 - NET LOSS PER SHARE

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes the determinants of basic net income per share and gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable under our convertible notes, notes payable at fair value, vested and unvested stock options and unvested RSUs, except where the effect of including them is anti-dilutive.

The following table summarizes the net loss per share calculation (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net loss - basic and diluted	$(22,851)	$(35,317)	$(94,898)	$(87,226)

Weighted average shares outstanding - basic and diluted	208,994	169,020	194,434	160,689

Per share data:
Basic and diluted	$(0.11)	$(0.21)	$(0.49)	$(0.54)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	March 31,
	2018	2017
2.625% convertible senior notes	8,156	—
3.00% convertible senior notes	—	18,762
Stock options	15,722	14,719
RSUs	1,275	1,115
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	25,153	34,596

NOTE 10 - SUBSEQUENT EVENT

Effective May 9, 2018, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, sell up to $125.0 million in shares of the Company's common stock through Cantor, acting as the Company's sales agent and/or principal, in an ATM Offering. The Company is not required to sell shares under the Sales Agreement. The Company will pay Cantor a commission of up to 3% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or May 9, 2021. No sales have been made under the Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Array and by our partners, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include upfront, milestone and/or royalty payments, our ability to realize upfront, milestone and royalty payments under our existing or any future agreements, future research and development spending, expectations regarding our ability to develop commercialization capabilities and the timing of and costs associated with building these capabilities, our future need for funding and our ability to continue to fund our operations, the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2018 refers to the fiscal year ending June 30, 2018, and the third or current quarter refers to the quarter ended March 31, 2018.

Overview

Array is a biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule drugs to treat patients afflicted with cancer and other conditions. Ten registration studies are currently advancing related to eight Array-owned or partnered drugs: encorafenib (LGX818), binimetinib (MEK162), ARRY-797, selumetinib (partnered with AstraZeneca), danoprevir (partnered with Roche), ipatasertib (partnered with Genentech), larotrectinib (partnered with Loxo Oncology) and tucatinib (partnered with Seattle Genetics).

Our most significant clinical stage drugs include:

Drug Candidate	Target/Disease State	Partner	Clinical Status
Encorafenib	BRAF inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / New Drug Application ("NDA")
Binimetinib	MEK inhibitor for cancer	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3 / NDA
Selumetinib	MEK inhibitor for cancer and NF1 (1)	AstraZeneca, PLC	Phase 3
ASC08/Danoprevir	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Phase 3 / China NDA
Larotrectinib / LOXO-101	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial / NDA
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Yarra Therapeutics, LLC, wholly-owned subsidiary of Array	Phase 3
Ipatasertib / GDC-0068	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Tucatinib / ONT-380	HER2 inhibitor for breast cancer	Seattle Genetics, Inc.	Phase 2 / Registration Trial
Varlitinib / ASLAN001	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / 3
Motolimod/VTX-2337	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368	Chk-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
ARRY-382	CSF1R inhibitor for cancer		Phase 2
GDC-0575	Chk-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
LOXO-292	Ret inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
LOXO-195	Trk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
AK-1830	TrkA selective inhibitor for inflammation	Asahi Kasei Pharma Corporation	Phase 1
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

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We have also entered into a Clinical Supply Agreement with Pierre Fabre and have agreed to enter into a commercial supply agreement with Pierre Fabre pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with binimetinib and encorafenib in indications where needed.

Encorafenib and binimetinib are currently being studied in Phase 3 trials in advanced cancer patients, including the COLUMBUS trial studying encorafenib in combination with binimetinib in patients with BRAF-mutant melanoma and the BEACON CRC trial studying encorafenib in combination with binimetinib and cetuximab, an EGFR antibody, in patients with BRAFV600E-mutant CRC ("BRAFm CRC"). Encorafenib and binimetinib are investigational medicines and are not currently approved in any country.

Novartis continues to substantially fund all ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $87.2 million for the 12 months ended March 31, 2018, of which $24.8 million was recorded in the quarter ended March 31, 2018. As of March 31, 2018, total revenue and upfront payments collected from Novartis since the start of the 2015 Novartis Agreements is $373.5 million.

COLUMBUS PHASE 3 TRIAL

We have submitted two New Drug Applications (NDAs) to support use of the encorafenib and binimetinib combination for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma. These NDAs remain under review by the FDA, with a target action date under Prescription Drug User Fee Act (PDUFA) of June 30, 2018.

The European Medicines Agency (EMA), as well as the Swiss Medicines Agency (Swissmedic) and the Australian Therapeutic Goods Administration (TGA), are reviewing the Marketing Authorization Applications (MAAs) submitted by Pierre Fabre and Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) has accepted the Manufacturing and Marketing Approval (MMA) applications submitted by Ono. The regulatory submissions were based on findings from the pivotal Phase 3 COLUMBUS trial.

We will announce additional results from the Phase 3 COLUMBUS trial in an oral presentation (Abstract #223875)
at the American Society of Clinical Oncology (ASCO) 2018 Annual Meeting on June 4. We previously announced that treatment with the combination of encorafenib 450 mg daily and binimetinib 45 mg twice daily (COMBO450) reduced the risk of death compared to treatment with vemurafenib 960 mg daily [hazard ratio (HR) of 0.61, (95% CI 0.47, 0.79, p<0.001)]* in patients with BRAF-mutant melanoma in the Phase 3 COLUMBUS trial. Data from the Phase 3 trial showed a mOS of 33.6 months for patients treated with COMBO450, compared to 16.9 months for patients treated with vemurafenib as a monotherapy.

As previously reported, the combination of encorafenib and binimetinib was generally well-tolerated. Grade 3/4 adverse events (AEs) that occurred in more than 5% of patients receiving the combination were increased gamma-glutamyltransferase (GGT) (9%), increased blood creatine phosphokinase (CK) (7%) and hypertension (6%). The incidence of selected, any grade AEs of special interest, defined based on toxicities commonly associated with commercially available BRAF+MEK-inhibitor treatments for patients receiving the combination of encorafenib and binimetinib included: rash (22%), pyrexia (18%), serous retinopathy including retinal pigment epithelial detachment (20%) and photosensitivity (5%). Full safety results of COLUMBUS Part 1 were published in The Lancet Oncology.

Detailed results of the pivotal Phase 3 COLUMBUS trial for the treatment of patients with BRAF-mutant advanced, unresectable or metastatic melanoma were published on-line on March 21, 2018 and in the May 2018 print edition of The Lancet Oncology.

Metastatic melanoma is the most serious and life-threatening type of skin cancer and is associated with low survival rates. There are about 200,000 new cases of melanoma diagnosed worldwide each year, approximately half of which have BRAF mutations, a key target in the treatment of metastatic melanoma.
*As the secondary endpoint comparison of mPFS between the COMBO450 arm and ENCO300 arm in Part 1 did not achieve statistical significance, the protocol specified analysis of OS is descriptive.

BEACON CRC PHASE 3 TRIAL

We will present updated results from the 30-patient safety lead-in of the Phase 3 BEACON CRC trial at the ESMO 20th World Congress on Gastrointestinal Cancer held June 20-23, 2018.

We previously announced updated results from the 30-patient safety lead-in of the Phase 3 BEACON CRC trial evaluating the triplet combination of encorafenib, binimetinib and cetuximab, an EGFR antagonist, in patients with BRAF-mutant CRC whose disease has progressed after one or two prior regimens at the ASCO 2018 Gastrointestinal Cancers Symposium. The estimated mPFS at the time of analysis was 8 months in 29 patients with BRAFV600E-mutant CRC. The confirmed overall response rate (ORR) was 48% with 3 complete responses in patients with BRAFV600E-mutant CRC. Further, the ORR was 62% in the 16 patients who received only one prior line of therapy. These data represent improvements compared to several approved standard of care benchmarks for this population which range between 4% to 8% ORR and 1.8 and 2.5 months mPFS.

The triplet combination was generally well-tolerated. Two patients discontinued treatment due to AEs with only one of these considered related to treatment. The most common grade 3 or 4 AEs seen in at least 10% of patients were fatigue, urinary tract infection, increased aspartate aminotransferase (AST) and increased blood CK. Enrollment in the randomized portion of BEACON CRC is ongoing.

Worldwide, CRC is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Of these, nearly 750,000 were diagnosed in men, and 614,000 in women. Globally in 2012, approximately 694,000 deaths were attributed to CRC. In the U.S. alone, an estimated 140,250 patients will be diagnosed with cancer of the colon or rectum in 2018, and approximately 50,000 are estimated to die of their disease. In the U.S., BRAF mutations are estimated to occur in 10% to 15% of patients with CRC and represent a poor prognosis for these patients. Based on recent prospective historical data, the prevalence of microsatellite instability high (MSI-H) in tumors from patients with metastatic BRAF-mutant CRC ranged from 14% in a recent Phase 1b/2 trial (NCT01719380) to 18% in a recent Southwestern Oncology Group (SWOG) randomized Phase 2 trial.

IMMUNO-ONCOLOGY COLLABORATIONS WITH BRISTOL-MYERS SQUIBB, MERCK AND PFIZER

We are also developing binimetinib in combination with PD-1/PD-L1 checkpoint inhibitors and have announced separate, strategic collaborations with Bristol-Myers Squibb, Merck and Pfizer, but in each case, are pursuing a unique trial design to explore different clinical approaches.

Bristol-Myers Squibb

The clinical trial continues to advance and is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with nivolumab (anti-PD-1 therapy), with and without ipilimumab (CTLA-4 antibody), in patients with advanced metastatic microsatellite stable (MSS) CRC and the presence of a RAS mutation who have received one or two prior regimens. The trial is jointly supported by Array and Bristol-Myers Squibb and sponsored by Array.

Merck

The clinical trial continues to advance and is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with pembrolizumab (anti-PD-1 therapy), with and without FOLFOX or FOLFIRI (chemotherapy) in patients with CRC whose tumors are not MSI-H. The trial is sponsored and funded by Merck, with Array providing binimetinib supply.

Pfizer

The clinical trial is designed to investigate the safety, tolerability and efficacy of several novel anti-cancer combinations, including binimetinib, avelumab (anti-PD-L1 therapy) and talazoparib (PARP inhibitor) across various tumor types and is expected to begin during the third quarter of 2018. Initially, the focus will be in non-small cell lung cancer (NSCLC) and pancreatic cancer, with additional indications being explored at a later stage. The trial will be sponsored and funded by Pfizer, with Array providing binimetinib supply.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, which among other changes reduces the federal corporate tax rate to 21%. We have conducted a preliminary review of the impact of the TCJA and do not anticipate it to have a material impact on our consolidated condensed financial statements primarily due to the valuation allowance recorded against our net deferred tax assets.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2018 vs. 2017		March 31,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
Reimbursement revenue	$24,751	$26,085	$(1,334)	(5)%	$65,338	$85,354	$(20,016)	(23)%
Collaboration and other revenue	10,113	5,530	$4,583	83%	26,629	17,849	$8,780	49%
License and milestone revenue	31,503	1,665	$29,838	1,792%	46,364	13,871	$32,493	234%
Total revenue	$66,367	$33,280	$33,087	99%	$138,331	$117,074	$21,257	18%

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

The decrease in reimbursement revenue for the three and nine months ended March 31, 2018 compared with the same periods in the prior year is attributable to the advancement of the transitioned studies which have begun to wind down, resulting in lower reimbursable expenses.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research.

The increase in collaboration and other revenue during the three and nine months ended March 31, 2018 and 2017 was mainly due to increased activity under our collaboration with Pierre Fabre, including the advancement of the BEACON clinical trial. Also contributing to the increase were new and expanded collaborations with Amgen, Loxo and Mirati.

License and Milestone Revenue

License and milestone revenue consists of upfront license fees and ongoing milestone payments from partners and collaborators.

The increase in license and milestone revenue was primarily attributable to an upfront payment of $23 million that was recognized in January 2018 under the new License Agreement with ASLAN in which Array granted ASLAN exclusive global rights to commercialize and sublicense varlitinib.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2018 vs. 2017		March 31,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
Cost of partnered programs	$17,712	$7,432	$10,280	138%	$43,187	$25,303	$17,884	71%
Research and development for proprietary programs	53,636	46,069	7,567	16%	137,694	139,101	(1,407)	(1)%
Selling, general and administrative	16,773	11,714	5,059	43%	40,428	28,410	12,018	42%
Total operating expenses	$88,121	$65,215	$22,906	35%	$221,309	$192,814	$28,495	15%

Cost of Partnered Programs

Cost of partnered programs represents research and development costs attributable to discovery and development, including preclinical and clinical trials, we may conduct for or with our partners. Research and development costs primarily consist of personnel related expenses, including salaries, benefits, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, software and facilities, and laboratory costs and other supply costs.

The increases in cost of partnered programs are primarily attributed to increases in development costs relating to the BEACON study of encorafenib and binimetinib in partnership with Pierre Fabre, as well as costs associated with new and expanded collaborations with Amgen, Loxo and Mirati.

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

Research and development expenses for proprietary programs increased during the three months ended March 31, 2018 over the same period in the prior year as we incurred new costs on the Novartis transitioned studies and pre-commercial manufacturing costs for encorafenib and binimetinib. Research and development expenses for proprietary programs decreased during the nine months ended March 31, 2018 from the same period in the prior year primarily due to lower outsourced services and consulting costs required for the advancement of clinical trials for encorafenib and binimetinib. As the Novartis transitioned studies have begun to wind down, the expenses associated with these studies have begun to decline as reflected in the decreased outsourced services and consulting costs for the nine months ended March 31, 2018 and 2017, respectively.

Overall, outsourced services and consulting costs represented approximately 80% of total research and development expenses for proprietary programs for each of the three and nine month periods ended March 31, 2018 and 2017.
In addition, reimbursed expenses for the Novartis transitioned studies were $24.8 million and $65.3 million for the three and nine months ended March 31, 2018 and $26.1 million, respectively, and $85.4 million for the three and nine months ended March 31, 2017, respectively, which represented approximately 45% and 60% of total research and development expense for proprietary programs during the three and nine months ending March 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of partnered programs or research and development expenses for proprietary programs and include other management, business development, commercial preparation, sales force, accounting, information technology and administration costs, including patent filing and prosecution, recruiting and relocation, consulting and professional services, travel and meals, facilities, depreciation and other office expenses.

The increases in selling, general and administrative expense during the periods presented are primarily driven by costs associated with building our commercial infrastructure and staffing our commercial and sales teams as we prepare for potential launch of encorafenib and binimetinib, including approximately $2.0 million for recruiting and relocation that is not expected to continue at the same rate of spend in future periods, as well as a $2.5 million non-cash stock compensation charge for a departing executive during the first quarter of fiscal 2018.

Other Income (Expense)

Below is a summary of our other income (expense) (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2018 vs. 2017		March 31,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
Realized gain on investment and other	$69	$785	(716)	(a)	$69	785	$(716)	(a)
Loss on extinguishment and conversion of Notes	$—	$—	$—	(a)	$(6,457)	$—	$(6,457)	(a)
Impairment loss related to cost method investment	—	—	—	(a)	—	(1,500)	1,500	(100)%
Change in fair value of notes payable	(100)	(1,300)	1,200	(92)%	(200)	(2,100)	1,900	(90)%
Interest income	1,295	228	1,067	468%	3,075	510	2,565	503%
Interest expense	(2,361)	(3,095)	734	(24)%	(8,407)	(9,181)	774	(8)%
Total other income (expense), net	$(1,097)	$(3,382)	$2,285	(68)%	$(11,920)	$(11,486)	$(434)	4%

(a) Not meaningful.

We incurred approximately $6.5 million in the three months ended December 31, 2017 for the extinguishment and conversion of the 2020 Notes.

During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of shares we formerly held in VentiRx Pharmaceuticals, Inc. ("VentiRx") which caused us to record a $1.5 million impairment loss r elated to this investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and we received cash proceeds in the amount of $0.5 million for our share of the proceeds of this acquisition. As of March 31, 2018, we have no remaining equity in VentiRx.

We recognized $0.1 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively, and $0.2 million and $2.1 million during the nine months ended March 31, 2018 and 2017, respectively, to adjust the fair value of the Redmile Convertible Promissory Notes, as discussed in Note 5 - Fair Value Measurements to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense is primarily related to our 3.00% and 2.625% convertible senior notes but also includes interest expense related to Convertible Promissory Notes we issued to Redmile and interest on our term loan with Silicon Valley Bank. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 4 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest income is earned from our investments in available-for-sale marketable securities, which has increased significantly from the previous year due to a higher balance of marketable securities.

Liquidity and Capital Resources

With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2018, we had an accumulated deficit of approximately $1.0 billion, net losses of approximately $22.9 million and $94.9 million for the three and nine months ended March 31, 2018, respectively, and of approximately $116.8 million and $92.8 million for the fiscal years ended June 30, 2017 and 2016, respectively. We had net income of approximately $9.4 million for the fiscal year ended June 30, 2015.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to continue to fund operations in the normal course of business for more than a 12-month period from the date of filing this Quarterly Report on form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. We also may not successfully consummate new collaboration or license agreements that provide for upfront fees or milestone payments, we may not earn milestone payments or such payments on favorable terms to us, or we may not earn milestone payments under such agreements when anticipated or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

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

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	March 31, 2018	June 30, 2017	$ Change
Cash and cash equivalents	$73,855	$125,933	$(52,078)
Marketable securities – short-term	364,555	108,390	256,165
Marketable securities – long-term	1,108	732	376
Accounts receivable	44,158	31,279	12,879
Total	$483,676	$266,334	$217,342

The decrease in cash and cash equivalents is due to cash used in operations as well as the timing of our investment in marketable securities. The increases in marketable securities are attributable to proceeds from the public offering of shares of our common stock which we completed in September 2017, resulting in net proceeds of approximately $243.0 million, $40.3 million net proceeds from sales of our common stock through our at-the-market offering under our Sales Agreement with Cantor Fitzgerald, $18.3 million proceeds from employee stock option exercises, as well as the first installment of the upfront payment that we received under our License Agreement with ASLAN. These increases were all partially offset by increased cash used in operations. The increase in accounts receivable primarily resulted from the second installment of the upfront payment due under the License Agreement with ASLAN.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended March 31,
	2018	2017	$ Change
Cash flows provided by (used in):
Operating activities	$(91,154)	$(56,661)	$(34,493)
Investing activities	(258,250)	(72,465)	(185,785)
Financing activities	297,326	156,277	141,049
Total	$(52,078)	$27,151	$(79,229)

Net cash used in operating activities increased by approximately $34.5 million between the comparable periods. The increase in net cash used in operating activities was mainly due to the increase in net loss of approximately $7.7 million and a change in working capital items of approximately $36.6 million, offset by an increase in non-cash adjustments of $9.5 million.

Net cash used in investing activities increased $185.8 million due to an increase in purchases of securities during the current period following our public offering of shares of common stock in September 2017.

Net cash provided by financing activities during the nine months ended March 31, 2018 primarily related to $243.0 million in net proceeds from the follow-on offering of our common stock in September 2017, $40.3 million in net proceeds from sales of common stock through our at-the-market offering, and $18.3 million proceeds from employee stock option exercises. Net cash provided by financing activities in the prior period was composed primarily of $124.2 million in net proceeds received during the quarter ended December 31, 2017 from the follow-on offering of our common stock in October 2016, $19.6 million in net proceeds from sales of common stock through our at-the-market offering, and by $9.8 million in net proceeds from the Convertible Promissory Note we issued to Redmile in September 2016 which did not reoccur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and license agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due net 30 days and will not represent a significant component of our overall cash balance. As a result, historically and as of March 31, 2018, we have had minimal exposure to market risk from changes in foreign currency or exchange rates.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level existing at March 31, 2018, we would expect future interest income to increase or decrease by approximately $3.6 million over the next 12 months based on the balance as of March 31, 2018 of $364.5 million of investments in U.S. treasury securities classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive loss unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 2.75% on the Silicon Valley Bank debt as of March 31, 2018 would result in a change in our annual interest expense of $150 thousand.

Historically, and as of March 31, 2018, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2017, we were notified that a complaint (the "Initial Complaint") was filed against Array and it's Chief Executive Officer, former interim Chief Financial Officer, and current Chief Financial Officer as officers of Array, in the United States District Court for the District of Colorado by Wendell Rose, individually and on behalf of all others similarly situated (the "Rose Action"). A second complaint was filed on November 28, 2017 also in the United States District Court for the District of Colorado by Robert Nauman, individually and on behalf of all others similarly situated (the "Nauman Action").  The complaints in both actions contain substantially similar allegations of violations of the federal securities laws by Array and the defendant executive officers in connection with certain disclosures made, or omitted, by Array regarding our NRAS-mutant melanoma program and seek to establish a class of investors who purchased our common stock between December 16, 2015 and March 17, 2017, inclusive, affected by the allegations in the Complaints. The Complaints seek unspecified remedies under the Securities Act of 1934, as amended.  On March 12, 2018, the Court granted Peter Voulgaris's motion seeking appointment as lead plaintiff and their respective law firm.  The Court also consolidated the Rose Action and the Nauman Action into one proceeding. The Company will continue to evaluate the allegations set forth in the Complaints and intends to vigorously defend all such allegations.
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

ITEM 5. OTHER INFORMATION

Effective May 9, 2018, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, sell up to $125.0 million in shares of the Company's common stock through Cantor, acting as the Company's sales agent and/or principal, in an ATM Offering. The Company is not required to sell shares under the Sales Agreement. The Company will pay Cantor a commission of up to 3% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or May 9, 2021. No sales have been made under the Sales Agreement.

The ATM Offering is being made under a prospectus supplement filed on May 9, 2018, and related prospectus filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3 (Registration No. 333-220443).

A copy of the Sales Agreement is attached as Exhibit 10.1 to this Quarterly Report. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

A copy of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-K	001-16633	8/19/2016
3.2	Bylaws of Array BioPharma Inc., as amended and restated on February 1, 2018	10-Q	001-16633	2/6/2018
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture, dated as of December 1, 2017, by and between Array BioPharma Inc. and the Bank of New York Mellon Trust Company, N.A.	8-K	001-16633	12/4/2017
4.3	Form of 2.625% Convertible Senior Notes due 2024	8-K	001-16633	12/4/2017
5.1	Legal Opinion of Skadden, Arps, Slate, Meagher & Flom LLP	Filed herewith
10.1	Sales Agreement between Array BioPharma Inc. and Cantor Fitzgerald & Co. dated May 9, 2018	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 9th day of May 2018.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)