Form 10-K
period 2018-06-30
ARRAY BIOPHARMA INC
filed 2018-08-14
CIK 1100412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
______________________________________________
Commission File Number: 001-16633
_______________________________________________

Array BioPharma Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1460811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Walnut Street, Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 381-6600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of 12/31/17, was $2,621,849,216, based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market on such date. Shares of the registrant's common stock held by each executive officer and director have been excluded for purposes of this calculation. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of August 9, 2018, the registrant had 211,665,676 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARRAY BIOPHARMA INC.
ANNUAL REPORT ON FORM 10-K

PART I

Array BioPharma Inc., the Array BioPharma Inc. logo, BRAFTOVITM and MEKTOVI® are trademarks of Array BioPharma Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Array," "we," "us," and "our" refer to Array BioPharma Inc, together with its wholly owned subsidiary, Yarra Therapeutics, LLC.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2018 refers to the twelve-month period ended June 30, 2018.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission, or SEC, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These forward-looking statements include, among others, statements about the future development plans of encorafenib and binimetinib; expectations that events will occur that will create greater value for Array; and the potential for the results of current and future clinical trials to support regulatory approval or the marketing success of encorafenib and binimetinib. Because these statements reflect our current expectations concerning future events and involve significant risks and uncertainties, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to, the potential that the FDA, EMA or other regulatory agencies determine results from clinical trials are not sufficient to support registration or marketing approval of encorafenib and binimetinib; our ability to effectively and timely conduct clinical trials in light of increasing costs and difficulties in locating appropriate trial sites and in enrolling patients who meet the criteria for certain clinical trials; risks associated with our dependence on third-party service providers to successfully conduct clinical trials and to manufacture drug substance and product within and outside the United States (the "U.S."); our ability to grow and successfully develop commercialization capabilities; our ability to achieve and maintain profitability and maintain sufficient cash resources; and our ability to attract and retain experienced scientists and management. Additional information concerning these and other risk factors can be found in this Annual Report on Form 10-K, under the caption "Item 1A. Risk Factors." We are providing this information as of the date of this report. We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

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

We have not independently verified or verified with any independent source any third-party information. In addition, while we believe the market position, market opportunity and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading "Item 1A. Risk Factors."

ITEM 1.     BUSINESS

Our Business

We are a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We market in the United States BRAFTOVITM (encorafenib) capsules in combination with MEKTOVI® (binimetinib) tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. Our lead clinical programs, encorafenib and binimetinib, are being investigated in over 30 clinical trials across a number of solid tumor indications, including a Phase 3 trial in BRAF-mutant colorectal cancer (CRC). Our pipeline includes several additional programs being advanced by us or current license-holders, including selumetinib (partnered with AstraZeneca), larotrectinib (partnered with Loxo Oncology), ipatasertib (partnered with Genentech), tucatinib (partnered with Seattle Genetics) and ARRY-797 (being developed by Yarra Therapeutics, a wholly-owned subsidiary of Array), all of which are currently in registration trials. Ganovo® (danoprevir, partnered with Roche and licensed by Roche to Ascletis Pharmaceuticals Co., Ltd. in China) was recently approved in China for the treatment of viral hepatitis C.

Our most significant commercial and clinical stage drugs include:

Compound	Target/Disease State	Partner	Status
BRAFTOVI + MEKTOVI	BRAF and MEK inhibitors for advanced BRAF-mutant melanoma	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Approved in US
Encorafenib	BRAF inhibitor for BRAF-mutant CRC	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Binimetinib	MEK inhibitor for BRAF-mutant CRC and other cancers	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Selumetinib (1)	MEK inhibitor for cancer and NF1 (2)	AstraZeneca, PLC	Phase 3
Ganovo/Danoprevir (1)	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Approved in China
Larotrectinib/LOXO-101 (1)	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial / New Drug Application ("NDA")
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Wholly-owned by Array	Phase 3
Ipatasertib/GDC-0068 (1)	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Tucatinib/ONT-380 (1)	HER2 inhibitor for cancer	Seattle Genetics, Inc.	Phase 2 / Registration Trial
Varlitinib/ASLAN001 (1)	Pan-HER2 inhibitor for cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / 3
ARRY-382	CSF1R inhibitor for cancer	Wholly-owned by Array	Phase 2
Motolimod/VTX-2337 (1)	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib/LY2606368 (1)	CHK-1 inhibitor for cancer	Eli Lilly and Company	Phase 2

GDC-0575 (1)	CHK-1 inhibitor for cancer	Genentech, Inc.	Phase 1b
LOXO-292 (1)	Ret inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
LOXO-195 (1)	Trk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1
AK-1830 (1)	TrkA selective inhibitor for inflammation	Asahi Kasei Pharma Corporation	Phase 1
(1) Compound being advanced by the current license holder. We will be entitled to receive future potential milestone and/or potential royalty payments contingent upon successful development and commercialization.
(2) As we have previously disclosed, we have informed AstraZeneca of our position that the NF1 development program is outside of the permitted field for this license.

BRAFTOVI and MEKTOVI

On June 27, 2018, the FDA approved BRAFTOVI capsules in combination with MEKTOVI tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation, as detected by an FDA-approved test. BRAFTOVI is not indicated for the treatment of patients with wild-type BRAF melanoma.

BRAFTOVI + MEKTOVI were available for sale beginning on July 2, 2018, and patients began receiving the combination therapy that same week.

We have exclusive rights to BRAFTOVI and MEKTOVI in the U.S. and Canada. Array has granted Ono Pharmaceutical exclusive rights to commercialize both products in Japan and South Korea, Medison exclusive rights to commercialize both products in Israel and Pierre Fabre exclusive rights to commercialize both products in all other countries, including those in Europe, Asia and Latin America.

BRAFTOVI and MEKTOVI are not approved outside of the U.S. The European Medicines Agency (EMA), the Swiss Medicines Agency (Swissmedic) and the Australian Therapeutic Goods Administration (TGA) are currently reviewing Marketing Authorization Applications submitted by Pierre Fabre. On July 27, 2018, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending approval of BRAFTOVI in combination with MEKTOVI for the treatment of adult patients with unresectable or metastatic melanoma with a BRAFV600 mutation. This recommendation will now be reviewed by the European Commission (EC), which has the authority to approve medicines for the European Union (EU). The final EC decision, expected by the end of September 2018, will be applicable to all 28 EU member states, as well as Liechtenstein, Iceland and Norway. Japan’s Pharmaceuticals and Medical Devices Agency has accepted the Manufacturing and Marketing Approval applications submitted by Ono Pharmaceutical Co, Ltd.

The U.S. and international regulatory submissions were based on findings from the pivotal Phase 3 COLUMBUS trial.

On July 16, 2018, Array submitted supplementary New Drug Applications (sNDA) to seek inclusion of overall survival (OS) data from the Phase 3 COLUMBUS trial in the BRAFTOVI and MEKTOVI labels.

Also, on July 13, 2018, the National Comprehensive Cancer Network (NCCN) updated the Clinical Practice Guidelines in Oncology for Melanoma to include BRAFTOVI in combination with MEKTOVI as a Category 1 first-line and second-line treatment option for patients with BRAFV600E or BRAFV600K-mutant metastatic or unresectable melanoma. A Category 1 recommendation indicates that, based upon high-level evidence, there is uniform NCCN consensus that the intervention is appropriate.

Encorafenib and Binimetinib

On March 2, 2015 (the "Effective Date"), we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and to encorafenib under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to Array a low single digit royalty obligation payable based on net sales of encorafenib and we received an upfront payment of $85.0 million from Novartis. We believe these programs present significant opportunity to us in the area of oncology.

Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  As of June 30, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we may hit certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $81.0 million for the 12 months ended June 30, 2018.

PIERRE FABRE AGREEMENT

We entered into a Development and Commercialization Agreement ("the PF Agreement") with Pierre Fabre in 2015 pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the United States, Canada, Japan, Korea and Israel. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

The PF Agreement closed in December 2015. All clinical trials involving encorafenib and binimetinib that were ongoing or planned at the Effective Date, including the COLUMBUS trial and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be conducted pursuant to the terms of the Novartis Agreements. Additional worldwide development activities of encorafenib and binimetinib will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and Array jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial, we and Pierre Fabre have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (CRC) and melanoma.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We have also entered into a Clinical Supply Agreement and a Commercial Supply Agreement with Pierre Fabre pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with encorafenib and binimetinib in indications as needed.

Each party has agreed not to distribute, sell or promote competing products in each party’s respective markets during a period of exclusivity. Each party has also agreed to indemnify the other party from certain liabilities specified in the Agreement.

In connection with the PF Agreement, we received $30.0 million as a non-refundable up-front payment during the year ended June 30, 2016. The PF Agreement contains substantive potential milestone payments of up to $25.0 million for achievement of two regulatory milestones relating to European Commission marketing approvals for two specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement.

ONO AGREEMENT

Effective May 31, 2017, we entered into a License, Development and Commercialization Agreement (the “Ono Agreement”) with Ono, a company duly organized and existing under the laws of Japan, pursuant to which we granted Ono exclusive rights to commercialize encorafenib and binimetinib in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. We retain all rights outside the Ono Territory as well as the right to conduct development and manufacturing activities in the Ono Territory, except for rights we have granted to Pierre Fabre under the PF Agreement.

Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million. We are entitled to receive potential milestone payments of up to ¥900.0 million for the achievement of two remaining development milestones, ¥5.0 billion for the achievement of eight regulatory milestones and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of June 30, 2018, ¥1.0 billion was the equivalent of approximately $9.0 million.

All ongoing clinical trials involving encorafenib and binimetinib, including the BEACON CRC and COLUMBUS trials, continued as planned as of the effective date of the Ono Agreement, and Ono is entitled to the data derived from such studies. As part of the Ono Agreement, Ono obtained the right to participate in any future global development of encorafenib and binimetinib by contributing 12% of the future costs of such development. Ono is responsible for seeking regulatory and marketing approvals for products in the Ono Territory and for any development of encorafenib and binimetinib specifically necessary to obtain such approvals. We will furnish clinical supplies of drug substance to

Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by us and Ono, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree with Ono on a strategy to ensure the supply of companion diagnostics to Ono for use with encorafenib and binimetinib in certain indications in the Ono Territory. Each party has agreed not to distribute, sell or promote competing MEK or RAF products in the Ono Territory during the term of the Ono Agreement.

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

COLUMBUS PHASE 3 TRIAL

The COLUMBUS trial is a two-part, international, randomized, open label Phase 3 trial evaluating the efficacy and safety of encorafenib in combination with binimetinib compared to vemurafenib and encorafenib monotherapy in 921 patients with locally advanced, unresectable or metastatic melanoma with BRAFV600 mutation. All secondary efficacy analyses, including overall survival, are descriptive in nature. Over 200 sites across North America, Europe, South America, Africa, Asia and Australia participated in the trial.

COLUMBUS Median Overall Survival Results

On June 4, 2018, we announced updated results from the Phase 3 COLUMBUS trial in BRAF-mutant advanced melanoma as part of an oral presentation at the American Society of Clinical Oncology (ASCO) annual meeting. The median overall survival (mOS) was 33.6 months for patients treated with the combination of encorafenib and binimetinib compared to 16.9 months for patients treated with vemurafenib as a monotherapy. The combination reduced the risk of death compared to treatment with vemurafenib alone hazard ratio (HR) of 0.61, [95% CI 0.47, 0.79, p <0.0001]. The data showed limited use of post-trial immunotherapy, which is consistent with other published pivotal trials of BRAF and MEK-inhibitors in BRAF-mutant advanced melanoma.

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

BEACON CRC PHASE 3 TRIAL

BEACON CRC is a randomized, open-label, global trial evaluating the efficacy and safety of BRAFTOVI, MEKTOVI and cetuximab in patients with BRAF-mutant metastatic CRC whose disease has progressed after one or two prior regimens. BEACON CRC is the first and only Phase 3 trial designed to test a BRAF/MEK combo targeted therapy in BRAF-mutant advanced CRC. Thirty patients were treated in the safety lead-in and received the triplet combination (BRAFTOVI 300 mg daily, MEKTOVI 45 mg twice daily and cetuximab, an anti-EGFR antibody, per label). Of the 30 patients, 29 had a BRAFV600E mutation. MSI-H, resulting from defective DNA mismatch repair, was detected in only one patient. As previously announced, the triplet combination demonstrated good tolerability, supporting initiation of the randomized portion of the trial.

The randomized portion of the BEACON CRC trial is designed to assess the efficacy of BRAFTOVI in combination with cetuximab with or without MEKTOVI compared to cetuximab and irinotecan-based therapy. Approximately 615 patients are expected to be randomized 1:1:1 to receive triplet combination, doublet combination (BRAFTOVI and cetuximab) or the control arm (irinotecan-based therapy and cetuximab). The primary endpoint of the trial is overall survival of the triplet combination compared to the control arm. Secondary endpoints address efficacy of the doublet combination compared to the control arm, and the triplet combination compared to the doublet therapy. Other secondary endpoints include PFS, ORR, duration of response, safety and tolerability. Health related quality of life data will also be assessed. The trial is being conducted at over 200 investigational sites in North America, South America, Europe and the Asia Pacific region.

We are the global sponsor of the trial. Pursuant to the PF Agreement, Pierre Fabre has elected to co-fund 40% of the cost of the BEACON CRC trial. Merck KGaA, Darmstadt, Germany, is the owner of cetuximab outside the United States and Canada and will supply cetuximab to all trial sites outside the United States and Canada as part of the collaboration. If successful, results would support regulatory submissions for all three parties as well as Ono.

On August 7, 2018, the FDA granted Breakthrough Therapy Designation to BRAFTOVI in combination with MEKTOVI and cetuximab for the treatment of patients with BRAFV600E-mutant metastatic CRC as detected by an FDA-approved test, after failure of one to two prior lines of therapy for metastatic disease. FDA Breakthrough Therapy Designation is an FDA process designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that they may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

Based on consultation with the FDA and EMA, we plan to amend the BEACON CRC protocol to allow for an interim analysis of trial endpoints. Should a planned analysis based primarily on confirmed overall response rate (ORR) and durability of response be supportive, we plan to use it to seek accelerated approval in the U.S. The interim analysis may also support regulatory submissions in other regions. The Company anticipates topline results from this analysis in the first half of 2019. This timing allows for the subset of patients required for the interim analysis of ORR to achieve an objective response and for the durability of responses to be appropriately evaluated.

The BEACON CRC trial continues to enroll well. Based on the updated data presented at the 20th World Congress on Gastrointestinal Cancer (ESMO World GI), excitement among global investigators continues to increase. As a result of recent FDA approval for BRAFTOVI + MEKTOVI in BRAF-mutant melanoma, we have made the decision to conclude U.S.-specific patient enrollment in the BEACON CRC trial. This action was based on the recommendation of the trial Steering Committee and we expect this will help to avoid introducing unwanted informative censoring into the trial, as U.S. patients and investigators now have the potential to access encorafenib and binimetinib via commercial supply. As the number of active global sites has continued to increase since the beginning of the year, we do not believe this decision will have a material impact on our plan to complete enrollment of the trial around the end of 2018.

We announced updated safety and efficacy results, including OS, from the safety lead-in of the BEACON CRC trial evaluating the triplet combination of encorafenib, binimetinib and cetuximab, in 29 patients with BRAFV600E-mutant metastatic CRC during an oral presentation at ESMO World GI on June 23, 2018. At the time of analysis, the OS data were fully mature through 12.6 months and the median OS had not yet been reached. The observed one-year OS rate for this cohort was 62%. The mPFS for patients treated with the triplet was 8 months [95% CI 5.6-9.3] and is similar between patients receiving one prior line of therapy and patients receiving two prior lines of therapy. The triple combination was generally well-tolerated with no unexpected toxicities. The most common grade 3 or 4 adverse events seen in at least 10% of patients were fatigue (13%), anemia (10%), increased blood creatine kinase (10%) and increased aspartate aminotransferase (10%).

IMMUNO-ONCOLOGY COLLABORATIONS WITH BRISTOL-MYERS SQUIBB, MERCK AND PFIZER

We are also developing binimetinib in combination with PD-1/PD-L1 checkpoint inhibitors and previously announced separate, strategic collaborations with Bristol-Myers Squibb, Merck and Pfizer. Each collaboration is pursuing a different rationally designed clinical approach.

BRISTOL-MYERS SQUIBB COLLABORATION

The clinical trial continues to advance and is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with nivolumab (anti-PD-1 therapy), with and without ipilimumab (CTLA-4 antibody), in patients with advanced metastatic microsatellite stable (MSS) CRC and the presence of a RAS mutation who have received one or two prior regimens. The trial is jointly supported by us and Bristol-Myers Squibb and sponsored by us.

MERCK COLLABORATION

The clinical trial continues to advance and is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with pembrolizumab (anti-PD-1 therapy), with and without FOLFOX or FOLFIRI (chemotherapy), in first or second-line patients with CRC whose tumors are not microsatellite instability-high (MSI-H). The trial is sponsored and funded by Merck, with us providing binimetinib supply.

PFIZER COLLABORATION

The clinical trial is designed to investigate the safety, tolerability and efficacy of several novel anti-cancer combinations, including binimetinib, avelumab (anti-PD-L1 therapy), and talazoparib (PARP inhibitor) across various tumor types and is expected to begin during the third calendar quarter of 2018. Initially, the focus will be in non-small cell lung cancer (NSCLC) and pancreatic cancer, with additional indications being explored at a later stage. The trial will be sponsored and funded by Pfizer, with us providing binimetinib supply.

ARRY-382

ARRY-382 is a wholly-owned, highly selective and potent, small molecule inhibitor of CSF1R kinase activity. We are advancing a Phase 2 trial of ARRY-382 in combination with pembrolizumab, an anti-PD-1 therapy, in patients with advanced solid tumors. The trial includes three cohorts: patients with pancreatic cancer with one prior line of therapy and no prior treatment with immune checkpoint inhibitors, patients with ovarian cancer who are platinum refractory and no prior treatment with immune checkpoint inhibitors, and patients with solid tumors who have progressed on prior PD1/PD-L1 inhibitors.

ARRY-797

ARRY-797 is an oral, selective p38 MAPK inhibitor that is currently advancing in a Phase 3 trial in patients with LMNA-related DCM a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis.

Preclinical Drug Discovery Programs

We also have a portfolio of proprietary and partnered preclinical drug discovery programs, including collaborations with Loxo Oncology, Mirati Therapeutics, Inc., and other companies.

In October 2014, we initiated an agreement with Mirati Therapeutics, Inc. whereby we conducted a feasibility program for Mirati related to an identified target in exchange for an up-front payment of $1.6 million. In September 2015, Mirati exercised an option to extend the feasibility program for six months, for which we received a $0.8 million option extension fee. During April 2016, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the agreement for which Array received $2.5 million and will receive additional fees as reimbursement for research and development services. In June 2017, we and Mirati entered into a second agreement related to a different target in exchange for an up-front payment of $2.0 million that was received in June 2017. During April 2018, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the second agreement for which we received $2.0 million and will receive additional fees as reimbursement for research and development services. The Mirati Agreements contain substantive potential milestone payments of up to $692.5 million if certain developmental, commercial and net sales amounts are achieved in the United States, the European Union and Japan.

Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that is publicly disclosed.

Our significant clinical stage partners advancing compounds discovered by Array include:

•
Asahi Kasei Pharma – In March 2016, we entered into a strategic collaboration with Asahi Kasei Pharma Corporation ("AKP") to develop and commercialize select Tropomyosin receptor kinase A (TRKA) inhibitors, including Array-invented AK-1830 for pain, inflammation and other non-cancer indications. AKP is currently advancing AK-1830 in a Phase 1 clinical trial in patients with inflammatory disease in Japan.

•
ASLAN – We entered into a Collaboration and License Agreement with ASLAN in July 2011 to develop our pan-HER inhibitor, varlitinib. ASLAN is currently advancing varlitinib in registration trials in patients with biliary tract cancer and gastric cancer. In January 2018, we granted ASLAN an exclusive license to develop, manufacture and commercialize varlitinib. The License Agreement replaced the 2011 agreement.

•
Seattle Genetics – We entered into a Development and Commercialization Agreement with Cascadian Therapeutics in May 2013, to collaborate on the development and commercialization of tucatinib, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer. In December 2014, we granted Cascadian Therapeutics an exclusive license to develop, manufacture and commercialize tucatinib. The License Agreement replaced the 2013 agreement. In March 2018, Seattle Genetics acquired Cascadian Therapeutics and is continuing development of tucatinib in registration trials in patients with metastatic breast cancer, including patients with brain metastases.

•
Genentech – We entered into a worldwide strategic Drug Discovery Collaboration Agreement with Genentech in January 2003, which was expanded in 2005, 2008, and 2009, and is focused on the discovery, development and commercialization of novel therapeutics. The most advanced drug is ipatasertib, an AKT inhibitor for cancer, which is currently in Phase 3. We also entered into a License Agreement with Genentech in August 2011 for the development of each company's small molecule CHK-1 program in oncology. The program included Genentech's compound GDC-0425 (RG7602) and Array's compound GDC-0575 (previously known as ARRY-575). Genentech selected GDC-0575 to advance into further clinical trials in patients with cancer.

•
Loxo – We entered into a Drug Discovery Collaboration Agreement with Loxo in July 2013 and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase, or Trk, family of receptors, including larotrectinib, which is currently in a Phase 2/registration clinical trial. In May 2018, Loxo announced that it had filed an NDA with the FDA for larotrectinib and had been granted priority review. The FDA has set a target action date of November 26, 2018, under the Prescription Drug User Fee Act (PDUFA). Loxo is also advancing Array-invented LOXO-195, a Trk inhibitor, and LOXO-292, a Ret inhibitor, in Phase 1 / 2 clinical trials.

Business History

We have received a total of $1.2 billion in research funding and up-front and milestone payments from partners from inception through June 30, 2018. Our existing partnered programs provide Array the potential to receive up to a total of over $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 17 partnered clinical and discovery programs. Potential milestone payments we may receive in the future are further described in Note 4 – Collaboration and Other Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Strategy

We are a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases.
Our strategy includes the following elements:

•	Inventing best-in-class small molecule drugs for patient populations which have significant unmet medical need;

•	Conducting clinical trials which maximize the overall value of our programs for patients and Array;

•	Building and maintaining an oncology focused sales, marketing and medical organization to commercialize our products in the U.S.; and

•	Selectively partnering with early-stage research programs outside oncology.

Our out-license and collaboration agreements typically provide for up-front payments, research funding, success-based milestone payments and/or royalties on product sales. These agreements may also be structured to share in the proceeds received from a collaborator resulting from the further development or commercialization of resulting drugs.

Drug Discovery and Clinical Development Programs

We have collaborations with leading pharmaceutical and biotechnology companies under which we have out-licensed certain proprietary drug programs for further research, development and commercialization. Under certain of our current partnered programs, our involvement in the development or research phase has ended, but we retain the right to receive clinical, regulatory and commercialization milestones and/or royalties on sales of any products covered by the collaboration. We also have research collaborations with leading pharmaceutical and biotechnology companies for which we design, create and optimize drug candidates and conduct preclinical testing across a broad range of therapeutic areas on targets selected by our partners. In certain of these collaborations, we also perform process research and development and clinical development.

Information about our partners that comprise 10% or more of our total revenue and information about revenue we receive within and outside the U.S. can be found in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Partnered Development Programs

Below are summaries of the most advanced partnered development programs. Any information we report about the development plans or the progress or results of clinical trials or other development activities of our partners is based on information that has been reported to us or is otherwise publicly disclosed by our collaboration partners, and therefore may not reflect changes to any information that may have occurred since the date it was reported to us or of its public disclosure.

1. Asahi Kasei Pharma — AK-1830 TRKA Program

In March 2016, we entered into a strategic collaboration with AKP to develop and commercialize select preclinical Tropomyosin receptor kinase A (TrkA) inhibitors, including Array-invented AK-1830, for pain, inflammation and other non-cancer indications. AKP is currently advancing a Phase 1 clinical trial of AK-1830 in patients with inflammatory disease in Japan. We have received $13.0 million up-front and milestone payments to date and may receive up to $62.5 million in additional development and commercialization milestone payments, including up to double-digit royalties on future sales. We will retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retain full rights to cancer indications for all compounds excluding those being developed by AKP.

2. ASLAN — Varlitinib Pan-HER Program

In July 2011, we entered into a Collaboration and License Agreement with ASLAN to develop Array's pan-HER inhibitor, varlitinib. ASLAN is currently advancing registration trials of varlitinib in patients with biliary tract cancer or gastric cancer in Asia. In January 2018, we entered into a second License Agreement with ASLAN pursuant to which we granted ASLAN full global rights to develop, manufacture and commercialize varlitinib. The License Agreement replaces and supersedes the Collaboration and License Agreement. Array received a $23.0 million upfront payment under the 2018 License Agreement and may receive up to $105.0 million in additional development, regulatory and commercialization milestone payments, including double-digit royalties on future sales.

3. AstraZeneca — Selumetinib — MEK Program

In December 2003, we entered into a Collaboration and License Agreement with AstraZeneca to develop our MEK program. Under the agreement, AstraZeneca acquired exclusive worldwide rights to our clinical development candidate, selumetinib (previously known as AZD6244, or ARRY-142886), together with two other compounds for oncology indications which we invented during the collaboration for oncology indications. AstraZeneca continues to advance selumetinib in SPRINT, the Phase 2 registration trial, in patients with neurofibromatosis type 1. On July 26, 2018, AstraZeneca and MSD reported that the Phase 3 ASTRA trial of selumetinib in differentiated thyroid cancer (DTC) did not meet its primary endpoint. Trial results demonstrated that treatment with a short course of selumetinib and single dose adjuvant radioactive iodine therapy (RAI) did not meet its primary endpoint of improvement in complete remission (CR) rate compared to placebo. AstraZeneca estimates top-line results from the SPRINT trial during the second half of 2018.

On July 28, 2017, AstraZeneca and Merck announced that they entered into an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. We remain eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales and now expect to receive a portion of certain consideration paid by Merck to AstraZeneca under this agreement.  We have informed AstraZeneca that we are disputing the consideration that AstraZeneca has paid us related to both upfront and potential future milestones under AstraZeneca's agreement with Merck.  Furthermore, prior to the announcement of the AstraZeneca/Merck agreement, we informed AstraZeneca of our position that the Neurofibromatosis type 1 (NF1) development program is outside the permitted field of its license. We commenced legal proceedings against AstraZeneca on December 7, 2017 naming AstraZeneca as the defendant in New York State Court in Manhattan regarding this dispute. On February 1, 2018, we filed a second action against AstraZeneca AB in New York state court. We are seeking damages and a declaratory judgment in both actions.

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

4. Seattle Genetics — Tucatinib/ONT-380/ARRY-380 — HER2 Inhibitor Program

In May 2013, we entered into a Development and Commercialization Agreement with Cascadian Therapeutics (formerly Oncothyreon Inc.) to collaborate on the development and commercialization of tucatinib, an orally active, reversible and selective small-molecule HER2 inhibitor, for the treatment of cancer, including breast cancer, currently in Phase 2 / registration studies. Under the terms of the agreement, Cascadian Therapeutics paid us a one-time up-front fee of $10.0 million.

In December 2014, we granted Cascadian Therapeutics an exclusive license to develop, manufacture and commercialize tucatinib pursuant to a License Agreement that replaced the 2013 agreement. As part of the License Agreement, Cascadian Therapeutics paid Array $20.0 million as an up-front fee. We are also entitled to receive up to a double-digit royalty based on net sales of tucatinib. In March 2018, Seattle Genetics acquired Cascadian Therapeutics and is responsible for the tucatinib program.

The License Agreement will expire on a country-by-country basis on the later of 10 years following the first commercial sale of the product in each respective country or expiration of the last to expire patent covering the product in such country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by Seattle Genetics on 180 days' notice to us. We and Seattle Genetics have also agreed to indemnify the other party in specified circumstances.

5. Genentech — Ipatasertib

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

Genentech is advancing one collaborative drug, ipatasertib, an AKT inhibitor, in Phase 3 trials in prostate or breast cancers.

6. Genentech — GDC-0575 — Checkpoint kinase 1, or CHK-1, Inhibitor Program

In August 2011, we entered into a License Agreement with Genentech for the development of each company's small-molecule CHK-1 program in oncology. The programs included Genentech's compound GDC-0425 (RG7602) and our compound GDC-0575 (previously known as ARRY-575), both of which are in Phase 1. Under the terms of the agreement, Genentech is responsible for all clinical development and commercialization activities. We received an up-front payment of $28.0 million and are eligible to receive clinical and commercial milestone payments up to $380.0 million and up to double-digit royalties on sales of any resulting drugs. The agreement will remain in effect until Genentech's obligations to make milestone or royalty payments have passed or expired.

Either party may terminate the agreement upon a material breach by the other party that is not cured within a specified time period, and Genentech may terminate the agreement upon at least 60 days' written notice to us. If Genentech terminates the agreement due to a material breach by us, the license Array granted to Genentech becomes irrevocable and the royalty to us will be reduced to a specified percentage. If the agreement is terminated by Genentech for convenience or by us due to a material breach by Genentech, the license we granted to Genentech will terminate, Genentech will continue to be required to pay milestone and royalty payments on any programs for which Genentech had initiated clinical development and our exclusivity obligations will continue so long as Genentech is developing or commercializing at least one product subject to the agreement. Array and Genentech have also agreed to indemnify the other party for breaches of representations or warranties made under the agreement and for certain of their respective activities under the agreement.

In 2014, Genentech selected GDC-0575 over GDC-0425 to advance into further clinical trials. Genentech completed a Phase 1 multiple ascending dose trial to evaluate GDC-0575 alone and in combination with Gemzar® (gemcitabine) in approximately 100 patients with refractory solid tumors or lymphoma.

7. InterMune (program now owned by Roche/Ascletis) — Ganovo Hepatitis C Virus NS3/4 Protease Program

In 2002, we entered into a Drug Discovery Collaboration Agreement with InterMune for the discovery of novel small molecule inhibitors of the Hepatitis C Virus, or HCV, NS3/4A protease. As a result of drug discovery activities under this collaboration, scientists at Array and InterMune jointly discovered Ganovo / danoprevir. In October 2010, Roche expanded its portfolio of investigational medicines for HCV through the purchase of Ganovo from InterMune for $175 million. InterMune thereafter ceased all further development efforts under the collaboration. In April 2014, Roche sublicensed rights to develop and commercialize Ganovo in China to Ascletis Pharmaceuticals. At this time, Roche and Ascletis are conducting all clinical development for Ganovo. Under the terms of our collaboration agreement with Roche, Roche has an obligation to make milestone payments to us based on the selection and progress of Ganovo, as well as royalties on commercial sales of Ganovo. To date, we have received $4.2 million in milestone payments and have the potential to earn an additional $5.0 million if all clinical and commercialization milestones for Ganovo are achieved under the agreement. Ganovo received marketing approval by the China Food and Drug Administration in June 2018. Ascletis has announced that it plans to commence commercial sales in the third quarter of 2018.

8. Lilly — Prexasertib/LY2606368 — CHK-1 Inhibitor Program

In 1999 and 2000, we entered into collaboration agreements involving small-molecule CHK-1 inhibitors with ICOS Corporation. LY2603618 and prexasertib resulted from the collaboration between us and ICOS. Eli Lilly and Company acquired ICOS in 2007. We received $0.4 million in clinical milestone payments due to program advancements. We are entitled to receive additional milestone payments totaling $2.5 million based on Lilly's achievement of clinical and regulatory milestones with the program. Prexasertib is being studied in multiple Phase 1 or 2 trials for cancer.

9. Loxo — Larotrectinib — PanTrk Inhibitor Program

In July 2013, we entered into a Drug Discovery Collaboration Agreement with Loxo which was subsequently amended in November 2013, April 2014, October 2014, March 2015 and February 2016. It granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds including larotrectinib, which is currently in Phase 2/registration clinical trials.  In May 2018, Loxo announced that it had filed an NDA with the FDA for larotrectinib and had been granted priority review. The FDA has set a target action date of November 26, 2018, under the PDUFA. LOXO-195, a next-generation TRK inhibitor, and LOXO-292, a RET inhibitor, are also advancing in Phase 1.
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
We receive advance payments for the preclinical research and other services that we are providing during the term of the discovery program. To date, we have earned $13.0 million in milestone and other upfront payments and have the potential to earn up to approximately (i) $437.0 million with respect to products related to TRK, including larotrectinib and its backup compounds, and (ii) $209.0 million with respect to product candidates directed to targets other than TRK, if Loxo achieves additional clinical, regulatory and sales milestones plus royalties on sales of any resulting drugs.
The Loxo agreement, as amended, will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms.  The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, we will only be entitled to seek monetary damages, and will not have the right to terminate the agreement in the event of Loxo's breach after expiration of the discovery program term.  Loxo also has the right to terminate the agreement or to terminate discovery research with respect to any targets under development with six months’ notice to us.  If Loxo terminates the agreement for convenience, all licenses granted to Loxo will terminate and we will have all rights to further develop and commercialize the licensed programs. The period of exclusivity to be observed by us under the Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by Array, or as long as Loxo is commercializing a product for a target under the agreement.

10. VentiRx (now owned by Celgene) — Motolimod/VTX-2337 — TLR Program

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

According to estimates contained in the American Cancer Society, Cancer Facts and Figures 2018, in the U.S. there will be an estimated 1.7 million new cases of cancer in 2018 and just over 600 thousand cancer-related deaths. The five-year relative survival rate for all cancers diagnosed between 2003 and 2009 is 68%, up from 49% in 1975-1977. The improvement in survival reflects both progress in diagnosing certain cancers at an earlier stage and improvements in treatment.

The following table shows estimated new cases diagnosed and estimated deaths in the U.S. during 2018 by major cancer types of interest to us:

	Estimated 2018
Type of Cancer	New Cases	Deaths

Lung	234,030	154,050
Breast	268,670	41,400
Colon & rectum (combined)	140,250	50,630
Melanoma	91,270	9,320
Pancreas	55,440	44,330
Ovarian	22,240	14,070
Stomach	26,240	10,800
Myeloma	30,770	12,770
Gallbladder and Other Biliary	12,190	3,790
	881,100	341,160

The use of targeted therapies has the potential to change the focus of cancer treatment away from categorization and treatment modality by organ type and towards categorization and treatment modalities by level of gene expression in individual patients, or “personalized medicine.” Targeted therapies and personalized medicine hold the promise of increased survival with improved quality of life.

Oncology, both in treating cancer itself and as palliative therapy, has been a major therapeutic category for biotechnology companies since the inception of the industry. Recently, major pharmaceutical companies have increased their research and development and in-licensing investment in this market, particularly the targeted cancer therapy market. Some of the targeted therapies currently on the market include bevacizumab, crizotinib, trastuzumab, rituximab and vemurafenib.

In addition to targeted therapies, immunotherapy agents that target PD1 have gained approval across multiple tumor types including melanoma, NSCLC, Merkel cell carcinoma, urothelial carcinoma, squamous cell carcinoma of the head and neck, and classical Hodgkin Lymphoma. Recently, Merck’s pembrolizumab and BMS’ nivolumab (as a single agent or in combination with ipilimumab have been approved for patients with microsatellite instable (MSI) colorectal cancer. In melanoma, pembrolizumab and BMS’ nivolumab have become major players with significant market share. One area of particular interest for us is developing combination therapies of proprietary targeted therapies and PD1 inhibitors in order to address a broader range of patients.

Melanoma (Encorafenib — BRAF inhibitor and Binimetinib — MEK inhibitor)

Market growth of melanoma drug therapies is expected to be strong, with sales across the worldwide markets forecasted to grow at a CAGR of 14% from $3.7 billion in 2016 to $8.1 billion in 2022. This forecasted growth is driven largely by recent and anticipated launches of several novel, high-priced therapies expected to capture substantial market share over time.

Melanoma develops when unrepaired DNA damage to skin cells triggers mutations that may lead them to multiply and form malignant tumors. Metastatic melanoma is the most serious and life-threatening type of skin cancer and is associated with low survival rates. There are a variety of gene mutations that can lead to metastatic melanoma. The most common genetic mutation in metastatic melanoma is BRAF. There are about 200,000 new cases of melanoma diagnosed worldwide each year, approximately half of which have BRAF mutations, a key target in the treatment of metastatic melanoma.

The optimal treatment for melanoma varies with the stage of the disease. In patients with early disease, surgical excision can be followed by adjuvant therapy with interferon alpha, ipilimumab, Nivolumab, or dabrafenib + trametinib.

Array's BRAFTOVI and MEKTOVI, Novartis’ trametinib and dabrafenib and Roche’s vemurafenib and cobimetinib are currently approved for the treatment of melanoma patients with BRAF mutations.
Colorectal Cancer (Binimetinib - MEK inhibitor and Encorafenib - BRAF inhibitor)

Worldwide, colorectal cancer is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Globally in 2012, approximately 694,000 deaths were attributed to colorectal cancer. In the U.S. alone, an estimated 140,250 patients will be diagnosed with cancer of the colon or rectum in 2018, and approximately 50,000 are estimated to die of their disease. In the U.S., BRAF mutations are estimated to occur in 10% to 15% of patients with colorectal cancer and represent a poor prognosis for these patients. The risk of mortality in CRC patients with the BRAFV600E mutation is more than two times higher than for those with wild-type BRAF. Several irinotecan and cetuximab-containing regimens, similar to the BEACON CRC control arm, have established clinical activity benchmarks in BRAFV600E-mutant mCRC patients, whose disease has progressed after one or two prior lines of therapy. The benchmarks include ORR of 4% to 8%, mPFS of 1.8 to 2.5 months and mOS of 4 to 6 months. Overall, with the addition of new treatment options to address existing and emerging biomarkers, the total CRC market is forecast to grow from $7.0 billion in 2014 to $7.6 billion in 2023.

Treatment for patients diagnosed with localized disease centers around surgery, with or without adjuvant or neoadjuvant chemotherapy regimens. Advanced or metastatic colorectal cancer is managed through the use of chemotherapy or monoclonal antibodies targeted against the EGFR or VEGF signaling pathways. The EGFR surface protein is overexpressed in approximately 40-80% of CRC tumors, and the EGFR-targeted therapies cetuximab (cetuximab) and panitumumab are FDA-approved for use in CRC patients. However, EGFR overexpression is not predictive of treatment efficacy, and only approximately 10-20% of CRC patients respond to EGFR-directed therapies. Targeting VEGF through the use of bevacizumab or ramucirumab is also an available treatment modality. However, despite use of these targeted agents against EGFR and VEGF, there remains high unmet need for additional therapies that target additional mutations in CRC patients.

We, in partnership with Pierre Fabre and Merck KGaA, have initiated the Phase 3 BEACON CRC trial to evaluate encorafenib and binimetinib in combination with cetuximab in patients with BRAF-mutated metastatic CRC who have progressed on first-line systemic therapy. Patients are to be randomized to receive the triplet therapy, doublet therapy of encorafenib and cetuximab, or a cetuximab and chemotherapy control arm. OS of the triplet therapy compared with the control arm will be evaluated as the primary endpoint; PFS, ORR, DOR, safety and tolerability are secondary endpoints.
Recently, CRC tumors have come to also be defined by the level of microsatellite stability or instability displayed, and pembrolizumab was approved by the FDA in May 2017 for the treatment of patients (including those with CRC) whose tumors display high levels of microsatellite instability. Recently, pembrolizumab and nivolumab (as a single agent or in combination with ipilimumab) have been approved for the treatment of this population. In addition, BMS has also submitted an application with FDA for the approval of nivolumab for the treatment of CRC patients with MSI-H tumors. However, despite the encouraging activity of PD1 inhibitors in MSI-H CRC, these tumors only account for approximately 5% of CRC in the U.S. To address the larger population of CRC patients with microsatellite stable tumors, we have initiated two collaborations with Merck and BMS to combine binimetinib with pembrolizumab or nivolumab in CRC patients with MSS tumors.
NF1 or Plexiform Neurofibromas (Selumetinib and Binimetinib - MEK inhibitors)

NF1 is an autosomal disorder that can cause tumors to grow on nerves throughout the body. Most of these tumors are inoperable and the disease may lead to blindness, bone abnormalities, cancer, deafness, disfigurement, learning disabilities and excruciating and disabling pain. Neurofibromatosis, or NF, affects one in every 3,000 people, which is more than cystic fibrosis, Duchenne muscular dystrophy and Huntington’s disease combined. Data on selumetinib from the Phase 2 SPRINT trial of pediatric patients with NF1 was presented at the 2018 ASCO Annual Meeting. In the study, 72% (16 of 24) of patients treated with selumetinib achieved a partial response.

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

We are currently developing ARRY-797, a selective, oral inhibitor of the p38 MAPK pathway, which is currently in Phase 3 in patients with LMNA-DCM.

Research and Development for Proprietary Drug Discovery

Our primary research efforts during fiscal 2018 were focused on development of our oncology programs. Our research focuses on biologic functions, or pathways, that have been identified as important in the treatment of human disease based on human clinical, genetic or preclinical data. Within these pathways, we seek to create first-in-class drugs regulating important therapeutic targets to treat patients with serious or life-threatening conditions, primarily in cancer. In addition, we seek to identify opportunities to improve upon existing therapies or drugs in clinical development by creating clinical candidates with superior, or best-in-class, drug characteristics, including efficacy, tolerability or dosing to provide safer, more effective drugs. During fiscal years 2018, 2017 and 2016, we spent $185.8 million, $178.2 million and $160.7 million, respectively, on research and development for proprietary drug discovery, which consist of costs associated with our proprietary drug programs for, among other things, salaries and benefits for scientific personnel, consulting and outsourced services, laboratory supplies, allocated facilities costs and depreciation.

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

Phase	Objective	Estimated Duration
Discovery	Lead identification and target validation.	1 to 2 years
Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data.	2 to 4 years
Phase 1
Evaluate the safety and tolerability of the drug in human subjects and find the maximum tolerated dose. The pharmacokinetics of the drug are examined after single and multiple doses, the effects of food on the pharmacokinetics may be evaluated and drug metabolites may be monitored.
1 to 2 years
Phase 2	Evaluate effectiveness of the drug and its optimal dosage in patients; continue safety evaluation.	2 to 4 years
Phase 3	Confirm efficacy, dosage regime and safety profile of the drug in patients.	2 to 4 years
NDA Preparation, Review and Approval	FDA review and approval to sell and market the drug under the approved labeling.	1 to 2 years

Some non-clinical studies, including animal studies, are often conducted during the course of human clinical studies. Proof-of-concept for a drug candidate generally occurs during Phase 2, after initial safety and efficacy data are established.

Preclinical Research

We have a broad drug discovery platform with all the necessary capabilities to efficiently invent new chemical compounds. We continue to add to our breadth of knowledge, refine our processes and engage key scientists in academia who enhance our current capabilities and keep us current with new science and methodologies. Our translational medicine team designs and runs mechanistic studies in cell biology and pharmacology to provide insight into clinical development strategy, product differentiation and biomarker support for clinical development. Our discovery group continues to create high quality clinical candidates for our proprietary and partnered programs that selectively engage their mechanistic target and prove or disprove the pharmacological hypothesis either by a relevant human biomarker or by direct efficacy assessments.

Clinical Development

Our current key capabilities within clinical development include clinical science, clinical operations, clinical pharmacology, drug safety and pharmacovigilance, biostatistics, programming and data management, regulatory strategy and program management. This group leads the development and implementation of our clinical and regulatory strategies. The clinical group designs, directs and implements all clinical operations, including identifying and selecting clinical investigators, recruiting study subjects to participate in our clinical trials, biostatistics, data management, drug safety evaluation and adverse event reporting. The clinical group also is responsible for ensuring that our development programs are conducted in compliance with applicable laws and regulatory requirements. The group also works closely with the cross functional project and clinical teams to facilitate the appropriate and efficient development of our diverse product pipeline.

The focus of our research and development effort is on continuing to explore opportunities for and develop data sets to guide use of our marketed products, BRAFTOVI and MEKTOVI, including the design and conduct of registration trials for new indications. Our early development strategy is to efficiently conduct studies to demonstrate the value of each program in a therapeutic area so that decisions to continue, modify or cease development of a program can be made early in the development process. We believe that our broad development pipeline and productive discovery platform provide an incentive to design trials for each program with high hurdles to either demonstrate the potential of the drug or to "fail early."

Manufacturing and Product Supply

We currently contract with third-party, contract manufacturing organizations (“CMOs”) for the manufacture of BRAFTOVI and MEKTOVI commercial and clinical supply. We do not own or operate manufacturing facilities, nor do we have plans in place to build or acquire our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers. To date, our third-party manufacturers have met our manufacturing requirements. We expect our CMOs to provide sufficient quantities of BRAFTOVI and MEKTOVI to meet current and future market demand for both products. Should any of our other drug candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with commercial production of those products.
Marketing, Sales and Distribution

In anticipation of FDA approval of BRAFTOVI and MEKTOVI, we put in place an experienced commercial leadership team and infrastructure, which includes nearly 60 customer-facing employees. We have experienced, senior-level sales, marketing and market access employees based at headquarters leading our sales force and strategic account managers who are based in the field.
Array launched BRAFTOVI and MEKTOVI in the United States in July 2018 following FDA approval for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. We promote our products utilizing customary pharmaceutical practices with a focus on oncologists, advanced practice practitioners and pharmacists. We distribute BRAFTOVI and MEKTOVI through a limited set of specialty distributors and specialty pharmacies with expertise in oral oncology products, which in turn, resell our products to hospitals and oncology clinics, or directly to patients.
While Array retains the commercial rights to both products in Canada, we have established regional partnerships with three outside organizations to commercialize BRAFTOVI and MEKTOVI in other territories around the world. Ono Pharmaceutical now has exclusive rights to commercialize both products in Japan and South Korea, Medison holds exclusive rights to commercialize both products in Israel and Pierre Fabre owns exclusive rights to commercialize both products in all other countries, including those in Europe, Asia and Latin America.
BRAFTOVI and MEKTOVI are not approved outside of the United States. The EMA, Swissmedic, TGA, and the Pharmaceuticals and Medical Devices Agency in Japan are currently reviewing the Marketing Authorization Applications for BRAFTOVI and MEKTOVI.
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
Certain post-approval modifications to the drug product, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.
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

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. The FDA has granted orphan drug designation for the following products for the identified intended uses: (i) filanesib for use in treating MM in May 2014; (ii) ARRY-797 for use in treating LMNA-DCM in May 2014; (iii) binimetinib for use in treating LGSOC in July 2014; (iv) binimetinib for use in treating stage IIB-IV melanoma in November 2013; and (v) encorafenib and binimetinib for treatment of stage IIB-IV melanoma that is positive for BRAF mutation in November 2013. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

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

False Claims Act

The federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds and knowingly making, or causing to be made or used, a false record or statement to get a false claim paid. Certain marketing practices may implicate the federal civil False Claims Act, including promotion of pharmaceutical products for unapproved uses, providing free product to customers with the expectation that the customer would bill federal programs for the product, or inflating prices report to private price publication services used to set drug reimbursement rates under federal healthcare programs. In addition, the Healthcare Reform Act amended the Social Security Act to provide that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement, which increased to a range of $10,957 to $21,916 for violations after November 2, 2015, and assessed after August 1, 2016. Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. They may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical companies also are subject to other federal false claim laws, including laws that impose criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

We own or have license rights under issued patents covering encorafenib and related molecules, as well and their equivalent counterparts in dozens of countries. These patents include composition of matter, method of treatment and combination therapy claims, which will expire on various dates in 2031. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for encorafenib to at least 2036 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2036. Additionally, other patent applications are directed to methods of using encorafenib, combination therapies and formulations, which, if issued, have expiration dates between 2032 and 2034, excluding any patent term adjustment.

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

Employees

As of June 30, 2018, we had 298 full-time employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

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

Risks Related to Our Business

We are largely dependent on the commercial success of BRAFTOVI (ENCORAFENIB) + MEKTOVI (BINIMETINIB) in the U.S. for the foreseeable future. We cannot guarantee when, or if, we will attain profitability or positive cash flows.

The commercial success of BRAFTOVI + MEKTOVI depends on a number of factors, including the effectiveness of BRAFTOVI capsules in combination with MEKTOVI tablets as a treatment for patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation; the size of the treatable patient population; the effectiveness of the sales, managed markets and marketing efforts by us; the adoption of BRAFTOVI + MEKTOVI by physicians, which depends on whether physicians view it as a safe and effective treatment for patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation; our success in educating and activating patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation to enable them to more effectively communicate their symptoms and treatment history to their physicians; our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, BRAFTOVI + MEKTOVI by providing third party payers with a strong value proposition based on the existing burden of illness associated with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation and the benefits of BRAFTOVI + MEKTOVI; the effectiveness of our partners' distribution networks; the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with BRAFTOVI + MEKTOVI; and the development or commercialization of competing products or therapies for the treatment of unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation, or their associated symptoms.

Our revenues from the commercialization of BRAFTOVI + MEKTOVI are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from BRAFTOVI + MEKTOVI to reach or maintain profitability or to sustain our anticipated levels of operations.

BRAFTOVI + MEKTOVI may cause undesirable side effects or have other properties that could limit its commercial potential.

The most common adverse reactions in the Phase 3 COLUMBUS trial for BRAFTOVI + MEKTOVI were fatigue, nausea, diarrhea, vomiting, abdominal pain, arthralgia, myopathy, hyperkeratosis, rash, headache, constipation, visual impairment, serous retinopathy. In the Phase 3 COLUMBUS trial, the most common laboratory abnormalities included increased creatinine, increased CPK, increased gamma glutamyl transferase, anemia, increased ALT, hyperglycemia, increased AST, and increased alkaline phosphatase. If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for BRAFTOVI + MEKTOVI or any products perceived to be similar to BRAFTOVI + MEKTOVI, or if any of the foregoing are perceived to have occurred, then in any of these circumstances, sales of BRAFTOVI + MEKTOVI may be impaired; regulatory approvals for BRAFTOVI + MEKTOVI may be denied, restricted or withdrawn; we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals; reformulation of the product, additional nonclinical or clinical studies, changes in labeling or changes to or reapprovals of manufacturing facilities may be required; we may be precluded from pursuing additional development opportunities to enhance the clinical profile of BRAFTOVI + MEKTOVI within its indicated populations, as well as be precluded from studying BRAFTOVI + MEKTOVI in additional indications, populations and formulations; our reputation in the marketplace may suffer; and government investigations or lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales of BRAFTOVI + MEKTOVI, increase our expenses and impair our ability to successfully commercialize BRAFTOVI + MEKTOVI. Furthermore, as we explore development opportunities to enhance the clinical profile of BRAFTOVI + MEKTOVI through additional clinical trials, the number of patients treated with BRAFTOVI + MEKTOVI within and outside of its current indications or patient populations may expand, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of BRAFTOVI + MEKTOVI is associated with serious adverse effects, undermining our commercialization efforts.

We require additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate commercialization efforts of BRAFTOVI + MEKTOVI.

Our operations have consumed substantial amounts of cash since inception. During the years ended June 30, 2018 and 2017, net cash flow used in operations was approximately $119.8 million and $39.4 million, respectively. We expect to continue to spend substantial amounts on product development and commercialization activities, including the commercialization of our recently FDA-approved BRAFTOVI + MEKTOVI. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements. In addition, we may seek other alternatives to maximize the value of our intellectual property, to focus more on, and finance, our medical applications. If we are unable to raise additional capital, we will have to delay, curtail or eliminate the commercialization of BRAFTOVI + MEKTOVI, our efforts to obtain FDA approval of our other drug products and/or our product development and other commercialization efforts.

We are highly dependent on the commercial success of BRAFTOVI + MEKTOVI in the U.S.; we may not be able to meet expectations with respect to BRAFTOVI + MEKTOVI sales or attain profitability and positive cash-flow from operations.

On June 27, 2018, the FDA granted approval for BRAFTOVI + MEKTOVI for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. BRAFTOVI + MEKTOVI is commercially available. The commercial success of BRAFTOVI + MEKTOVI will depend on a number of factors, including, but not limited to the effectiveness of our sales, managed markets and marketing efforts; the effectiveness of our commercialization activities, including negotiating and entering into any additional commercial and supply contracts, scaling up manufacturing and hiring any additional personnel; FDA-mandated package insert requirements and the time it would take us to comply with any related FDA post-marketing requirements and commitments; demonstration and/or confirmation of clinical efficacy and safety and acceptance of the same by the medical community; the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas; whether BRAFTOVI + MEKTOVI can consistently be manufactured in commercial quantities and at acceptable costs; the cost-effectiveness of the product; the adoption of BRAFTOVI + MEKTOVI by physicians, which depends on whether physicians view it as a safe and effective treatment for patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation; adequate reimbursement by third parties, including government payors, managed care organizations and private health insurers; our ability to comply with the FDA requirements, and achieve the required clinical endpoints in the studies included in the BRAFTOVI + MEKTOVI approval letter; the need for, and success of, other confirmatory trials and post-marketing requirements; the development or commercialization of competing products or therapies for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation, or its symptoms; marketing and distribution support for BRAFTOVI + MEKTOVI; our ability to remain compliant with laws and regulations that apply to us and our commercial activities; the actual market-size for BRAFTOVI + MEKTOVI, which may be different than expected; the sufficiency of our drug supply to meet commercial and clinical demands which could be negatively impacted if our projections on the potential number of amenable patients are inaccurate, we are subject to unanticipated regulatory requirements that increase our drug supply needs, our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit, or it takes longer than we project for the number of patients we anticipate to get on BRAFTOVI + MEKTOVI and any significant portion of our BRAFTOVI + MEKTOVI supply expires before we are able to sell it; our ability to obtain regulatory approvals to commercialize BRAFTOVI + MEKTOVI in markets outside of the U.S.; and the awareness of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation and whether the mutation is amenable to BRAFTOVI + MEKTOVI.

Our prospects are highly dependent on the successful commercialization of BRAFTOVI + MEKTOVI. To the extent BRAFTOVI + MEKTOVI is not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

BRAFTOVI + MEKTOVI is our only drug that has been approved for sale and it has only been approved for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation in the United States. We are focusing a significant portion of our activities and resources on BRAFTOVI + MEKTOVI, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize BRAFTOVI + MEKTOVI in the United States.

Successful commercialization of BRAFTOVI + MEKTOVI is subject to many risks. We have never, as an organization, commercialized a product, and there is no guarantee that we will be able to do so successfully with BRAFTOVI + MEKTOVI for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

Market acceptance of BRAFTOVI + MEKTOVI and any other product for which we receive approval, will depend on a number of factors, including the efficacy and safety as demonstrated in clinical trials; the timing of market introduction of the product as well as competitive products; the clinical indications for which the product is approved; acceptance by physicians, the medical community and patients of the product as a safe and effective treatment; the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies; the convenience of prescribing, administrating and initiating patients on the product; the potential and perceived advantages of the product over alternative treatments; the potential and perceived value of the product over alternative treatments; the cost of treatment in relation to alternative treatments, including any similar generic treatments; the availability of coverage and adequate reimbursement and pricing by third-party payers and government authorities; the prevalence and severity of adverse side effects; and the effectiveness of sales and marketing efforts.

The FDA granted marketing approval of BRAFTOVI + MEKTOVI for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation, and we could face liability if a regulatory authority determines that we are promoting BRAFTOVI + MEKTOVI for any off-label uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions.

We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of BRAFTOVI + MEKTOVI and any future products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. For example, as part of our promotion strategy for BRAFTOVI + MEKTOVI we communicate certain results from our Phase 3 COLUMBUS trial and other clinical data that are consistent with, but not directly included in, the product label. While we believe our communication of this data is in accordance with FDA guidance and applicable laws, we cannot be certain that the FDA or other regulatory agencies will agree with our use of this data or our sales force may use such data in a way that is inconsistent with our policies. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, or the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we have established a compliance program and continue to enhance it to ensure that all such activities are performed in a legal and compliant manner, BRAFTOVI + MEKTOVI is our first commercial product which could increase risk of non-compliance with our internal compliance policies and applicable rules and regulations, which could negatively impact our business.

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

We have historically funded our operations from up-front fees and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. Management believes that our cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the date of filing this Annual Report on Form 10-K. Until we can generate sufficient levels of cash from current operations, which we do not expect to achieve in the foreseeable future, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities and through licensing select programs that include up-front and/or milestone payments. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned research and development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders. We also may not successfully consummate new collaboration or license agreements that provide for up-front fees or milestone payments, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through up-front fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control. If we are unable to generate enough revenue from our existing or new collaborations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late stage clinical trials on our wholly-owned or co-development programs as these programs progress into later stage development. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or a part of the investment of our stockholders in our common stock and may result in a reduction in the value of our 2.625% Convertible Senior Notes due 2024. In addition, if we are unable to maintain certain levels of cash and marketable securities, our obligations under our loan agreement with Silicon Valley Bank may be accelerated.

We have a history of operating losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses and negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $1.1 billion. We expect to incur additional losses and negative cash flows in the future, and these losses may continue or increase in part due to anticipated levels of expenses for research and development, particularly clinical development and expansion of our clinical and scientific capabilities to support ongoing development of our programs. As a result, we may not be able to achieve or maintain profitability.

We may not receive royalty or milestone revenue under our collaboration and license agreements for several years, or at all.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. Several of our collaboration and license agreements provide for payments on achievement of development or commercialization milestones and for royalties on product sales. However, many of our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided for in our collaboration and license agreements and we do not expect to receive any royalty revenue for several years, if at all. Similarly, drugs we select to commercialize ourselves or partner for later stage co-development and commercialization may not generate revenue for several years, or at all.

We or our partners may choose not to commercialize a drug candidate at any time during development, which would reduce or eliminate our potential return on investment for that drug.

At any time, we or our partners may decide to discontinue the development of a drug candidate or not to commercialize a candidate. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a program, we will not receive any future milestone payments or royalties relating to that program under our agreement with that party. Physicians or consumers may not find that our drug candidates' effectiveness, ease of use, side-effect profile, cost or other factors make them effective in treating disease or more beneficial than, or preferable to, other drugs on the market. Additionally, third-party payors, such as government health plans and health insurance plans or maintenance organizations, may choose not to include our drugs on their formulary lists for reimbursement. As a result, our drugs may not be used or may be used only for restricted applications.

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

We are committing significant resources to create our own proprietary drug candidates and to build a commercial-stage biopharmaceutical company, in particular after regaining binimetinib and acquiring encorafenib in March 2015. We have built our clinical and discovery programs through spending $1.2 billion from our inception through June 30, 2018.  In fiscal 2018, we spent $185.8 million in research and development for proprietary programs, compared to $178.2 million and $160.7 million for fiscal years 2017 and 2016, respectively. We expect to continue to spend significant funds on further development of encorafenib and binimetinib and our other proprietary programs. Additionally, we expect to spend significant funds building our commercialization capabilities. Most of our proprietary programs are in development and are unproven. Thus, despite significant spending on the development of our proprietary programs and building commercialization capabilities, drugs other than encorafenib and binimetinib may not be approved for marketing and sale or, even if approved, may not result in a commercially successful drug or provide the expected return on our investment. Our ability to continue to fund our planned spending on our proprietary drug programs and in building our commercial capabilities depends to a large degree on up-front fees, milestone payments and other revenue we receive as a result of our partnered programs and on our ability to raise additional funds through sales of our equity securities or issuance of debt.

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

If we are unable to enter into out-licensing agreements and realize milestone, license and/or up-front fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of all or some of our proprietary programs, which in turn may harm our business and the value of our stock and our 2.625% Convertible Senior Notes due 2024. In addition, insufficient funds may require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or holders of our securities than we would otherwise choose to obtain funding for our operations.

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

In December 2017, we issued $126.1 million aggregate principal amount of 2.625% Convertible Senior Notes due 2024, or the 2024 Notes, to investors pursuant to an effective shelf registration statement filed with the SEC. Interest is payable on the 2024 Notes semi-annually and the 2024 Notes mature on December 1, 2024, unless redeemed or converted prior to that date. In addition, if an event considered a Fundamental Change under the 2024 Notes occurs, holders of the 2024 Notes may require us to purchase for cash all or any portion of their 2024 Notes at a purchase price equal to 100% of the principal amount of the 2024 Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. As of June 30, 2018, all $126.1 million principal amount of the 2024 Notes remained outstanding. We also have a term loan with Silicon Valley Bank under which $15.0 million is outstanding as of June 30, 2018 and have issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. under which $10.0 million principal and $0.9 million accrued interest is outstanding as of June 30, 2018.

Our ability to make scheduled payments of interest and principal on our indebtedness, including the 2024 Notes, or to pay the redemption price for the 2024 Notes on a Fundamental Change, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not have sufficient cash in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow or secure additional sources of funding, we may be required to adopt one or more alternatives, such as significantly reducing our current rate of spending through further reductions in staff, delaying, scaling back or stopping certain research and development programs, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Many of our drug candidates are at early stages of development and we may not successfully develop a drug candidate that becomes a commercially viable drug.

The drug discovery and development process is highly uncertain and we have limited experience advancing drug candidates that ultimately lead to a commercially viable drug. Other than BRAFTOVI and MEKTOVI, many of our other drug candidates are in the early stages of development. Before a drug product is approved by the FDA for commercial marketing, it is tested for safety and effectiveness in clinical trials that can take up to six years or longer. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. At any time, we, the FDA, an IRB or other regulatory body may temporarily or permanently stop the trial, for a variety of reasons, principally for safety concerns. We or our partners may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

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

A relatively small number of partners account for a significant portion of our revenue. Novartis accounted for 47% and 72% of our total revenue, Loxo accounted for 8% and 11%, and Pierre Fabre accounted for 12% and 8% of our total revenue for fiscal years 2018 and 2017, respectively. ASLAN accounted for 13% of our total revenue for fiscal 2018 and none for fiscal 2017. We expect that revenue from a limited number of partners, including Novartis, Pierre Fabre, and Loxo will account for a large portion of our revenue in future quarters. In general, our partners may terminate their contracts with us upon 60 to 180 days’ notice for a number of reasons or no reason, which would eliminate future milestone or royalty revenue under the collaboration. In addition, certain of our partners do not generate revenue or sufficient revenue to cover their operating expenses and their ability to continue to fund milestone and other payments under our agreements with them depends on their ability to raise funds through the issuance of debt or equity securities or from other sources. To the extent such funding is not available to these partners when needed, they may not be able to fund their obligations to us and we would therefore not realize revenue when anticipated or at all under our agreement with them.

If our drug discovery and development programs do not progress as anticipated, our revenue, stock price and the value of the 2024 Notes could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when patient enrollment will commence or be complete, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by us or our partners may be caused by regulatory or patent issues, negative or inconclusive interim or final results of on-going clinical trials, scheduling conflicts with participating clinics and the availability of patients who meet the criteria for and the rate of patient enrollment in, clinical trials and the development priorities of our partners. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our partners concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our partners do not achieve milestones when anticipated, or if our partners choose to terminate a program, we may not achieve our planned revenue, our expenses could be higher than anticipated and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

We may not be able to recruit and retain the experienced scientists and management we need to compete in the drug research and development industry.

We have 298 full-time employees as of June 30, 2018, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientists and management. Our ability to achieve our business strategies, including progressing drug candidates through later stage development or commercialization, attracting new partners and retaining, renewing and expanding existing collaborations, depends on our ability to hire and retain high caliber scientists and other qualified experts, particularly in clinical development and commercialization. We compete with pharmaceutical and biotechnology companies, contract research companies and academic and research institutions to recruit personnel and face significant competition for qualified personnel, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel. In addition, we periodically review our existing workforce in light of the current and anticipated needs of our business and may make strategic changes to its size and scope in an effort to use our capital more efficiently.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Ron Squarer, our Chief Executive Officer; Jason Haddock,

our Chief Financial Officer; Dr. Victor Sandor, our Chief Medical Officer; Dr. Nicholas Saccomano, our Chief Scientific Officer; Andrew Robbins, our Chief Operating Officer; and Curtis Oltmans, our Executive Vice President and General Counsel. We have employment agreements with each of these employees that are terminable upon 30 days’ prior notice.

Our liquidity and results of operations is dependent on the full and timely collection of the Company’s receivables from Novartis.

As a result of the asset transfer agreements with Novartis, which included the reimbursement by Novartis of significant costs we incur for the development of encorafenib and binimetinib, we anticipate recording significant accounts receivable from Novartis on a monthly basis. If we are unable to collect our accounts receivable from Novartis in full and on a timely basis, there could be a negative impact on our liquidity and results of operations.

Risks Related to Our Clinical Development Activities and Obtaining Regulatory Approval for Our Programs

We have limited later-stage clinical development and commercialization experience.

One of our business strategies is to develop select drug candidates through later stage clinical trials before out-licensing them to a pharmaceutical or biotechnology partner for further clinical development and commercialization and to commercialize select drug candidates ourselves. We have limited experience conducting later-stage clinical trials and obtaining regulatory approvals and we may not be successful in some or all of these activities. We expect to spend significant amounts to recruit and retain high quality personnel with clinical development experience. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products. Developing commercialization capabilities is expensive and time-consuming and may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes. Any failure to develop or difficulties or delays in developing or optimizing these capabilities could delay any product launch and adversely impact the successful commercialization of our product candidates. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third-party clinical research or marketing organizations, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates.

If we are unable to establish sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We have no experience in the sales, marketing or distribution of pharmaceutical products in any country. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales and marketing capabilities or make and maintain our existing arrangements with third parties to perform these services at a level sufficient to support our commercialization efforts.

To the extent that we would undertake sales and marketing of any of our products directly, there are risks involved with establishing our own sales, marketing and distribution capabilities. Factors that may inhibit our efforts to commercialize our products on our own include our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel; the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products; our inability to effectively manage geographically dispersed sales and marketing teams; the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Delays in the commencement or completion of clinical testing of our products or products of our partners, including any Phase 3 or pivotal trials for encorafenib and/or binimetinib, selumetinib (partnered with AstraZeneca) danoprevir (partnered with Intermune/Roche Holding AG), ipatasertib (partnered with Genentech), and larotrectinib (partnered with Loxo Oncology) could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to the ability of Array or our partners to do the following:

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

The development and commercialization of drug candidates with our partners and through our own internal drug discovery efforts are subject to regulation. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. It takes several years to complete testing and failure can occur at any stage of the testing. Results attained in preclinical testing and early clinical trials for any of our drug candidates may not be indicative of results that are obtained in later studies and significant setbacks in advanced clinical trials may arise, even after promising results in earlier studies. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. Furthermore, data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. For example, following our submission of NDAs for encorafenib and binimetinib in BRAF-mutant melanoma, we continued to work with the FDA as they reviewed the submissions. We may also experience other delays in obtaining regulatory review or approval. For a drug candidate that requires a companion diagnostic test, we may not be able to obtain approval for the drug if the FDA does not approve or clear its corresponding companion diagnostic test. In addition, the administration of any drug candidate we develop may produce undesirable side effects or safety issues that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Based on results at any stage of testing, we or our partners may decide to repeat or redesign a trial or discontinue development of a drug candidate.

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

Even after our drug candidates obtain regulatory approval, we and our partners will continue to be subject to ongoing government regulation, including federal and state fraud and abuse laws, such as anti-kickback and false claims laws.

Even after regulatory authorities approve any of our drug candidates, the manufacture, labeling, storage, record keeping, reporting, distribution, advertising, promotion, marketing, sale, import and export of these drugs continue to be subject to strict and ongoing regulation. If we, our partners, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; seek other monetary or injunctive remedies; or impose civil or criminal penalties.

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

Accordingly, we must either develop such manufacturing facilities, which will require substantial additional funds, or rely on third-party manufacturers for the production of drug candidates. Furthermore, following FDA approval for encorafenib and binimetinib, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

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

In addition, our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating manufacturing facilities. Supply chain management is complex and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with contractors and subcontractors. Our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

Most health care providers, including research institutions from which we or our partners obtain patient information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Our clinical research efforts are not directly regulated by HIPAA. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, we and our partners may be directly subject to certain data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act). International data protection laws and regulations may also apply to some or all of the clinical data obtained outside of the U.S. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it will no longer be possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. In addition, data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. In February 2016, the European Commission announced an agreement with the U.S. Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. U.S. companies are able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and become applicable in May 2018, introduced new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation has increased our responsibility and liability in relation to any personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

Risks Related to Our Stock and Our 2024 Notes

Our quarterly operating results could fluctuate significantly, which could cause our stock price and the value of the 2024 Notes to decline.

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

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. If we do not meet analysts' and/or investors' expectations, our stock price and the value of our 2024 Notes could decline.

Because our stock price may be volatile, our stock price and the value of our 2024 Notes could experience substantial declines.

The market price of our common stock has historically experienced and may continue to experience volatility. The high and low sales prices for our common stock were $20.21 and $7.15, respectively, during fiscal 2018; $12.56 and $3.17, respectively, during fiscal 2017; and $7.11 and $2.50, respectively, during fiscal 2016. Our quarterly operating results, the success or failure of our internal drug discovery efforts, decisions to delay, modify or cease one or more of our development programs, negative data or adverse events reported on programs in clinical trials we or our partners are conducting, uncertainties about our ability to continue to fund our operating plan, changes in general conditions in the economy or the financial markets and other developments affecting our partners, our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock and the value of our 2024 Notes. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

Conversion of the notes may dilute the ownership interest of our shareholders, including holders of 2024 Notes who convert their notes.

At our election, we may settle 2024 Notes tendered for conversion entirely or partly in shares of our common stock. As a result, the conversion of some or all of the 2024 Notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2024 Notes. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the 2024 Notes could depress the price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes, could have a material effect on our reported financial results.

The 2024 Notes are accounted for in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 470-20, Debt – Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2024 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2024 Notes, then our diluted earnings per share would be adversely affected.

Certain provisions in the 2024 Notes and the related indenture as well as Delaware law and our organizational documents could delay or prevent an otherwise beneficial takeover or takeover attempt of us, which may not be in the best interests of our stockholders.

Certain provisions in the 2024 Notes and the indenture, as well as certain provisions of Delaware law and our organizational documents could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change, holders of the 2024 Notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2024 Notes in connection with such make-whole fundamental change.

Delaware law prohibits, subject to certain exceptions, a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. Additionally, our certificate of incorporation and bylaws contain provisions that could similarly delay, defer or discourage a change in control of us or management. These provisions could also discourage a proxy contest and make it more difficult for stockholders to elect directors and take other corporate actions. Such provisions provide for the following, among other things: (i) the ability of our Board of Directors to issue shares of common stock and preferred stock without stockholder approval; (ii) the ability of our Board of Directors to establish the rights and preferences of authorized and unissued preferred stock; (iii) a Board of Directors divided into three classes of directors serving staggered three year terms; (iv) permitting only the Chairman of the Board of Directors, the Chief Executive Officer, the president or the Board of Directors to call a special meeting of stockholders; and (v) requiring advance notice of stockholder proposals and related information. In any of these cases, and in other cases, our obligations under the 2024 Notes and the indenture, as well as provisions of Delaware law and our organizational documents and other agreements could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

At our election, we may settle 2024 Notes tendered for conversion entirely or partly in shares of our common stock. As a result, the conversion of some or all of the 2024 Notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2024 Notes. In addition, the existence of the 2024 Notes may encourage short selling by market participants because the conversion of the 2024 Notes could depress the price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We are headquartered in Boulder, Colorado, where we currently lease 127 thousand square feet of office and laboratory space. Our Boulder lease expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We also lease 7 thousand square feet of office space in Morrisville, North Carolina under a lease that expires in March 2023 and 8 thousand square feet of office space in Cambridge, Massachusetts under a lease that expires in April 2026.

ITEM 3.     LEGAL PROCEEDINGS

On November 20, 2017, we were notified that a complaint (the "Initial Complaint") was filed against us and our Chief Executive Officer, former interim Chief Financial Officer, and current Chief Financial Officer as officers of Array, in the United States District Court for the District of Colorado by Wendell Rose, individually and on behalf of all others similarly situated (the "Rose Action"). A second complaint was filed on November 28, 2017 also in the United States District Court for the District of Colorado by Robert Nauman, individually and on behalf of all others similarly situated (the "Nauman Action"). The complaints in both actions contain substantially similar allegations of violations of the federal securities laws by us and the defendant executive officers in connection with certain disclosures made, or omitted, by us regarding our NRAS-mutant melanoma program and seek to establish a class of investors who purchased our common stock between December 16, 2015 and March 17, 2017, inclusive, affected by the allegations in the Complaints. The Complaints seek unspecified remedies under the Securities Act of 1934, as amended. On

March 12, 2018, the Court granted Peter Voulgaris's motion seeking appointment as lead plaintiff and their respective law firm. The Court also consolidated the Rose Action and the Nauman Action into one proceeding. Array filed a Motion to Dismiss the complaint on June 11, 2018. We will continue to evaluate the allegations set forth in the Complaint and intend to vigorously defend against all such allegations.
On July 28, 2017, AstraZeneca and Merck announced that they entered into an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. Array remains eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales and now expects to receive a portion of certain consideration paid by Merck to AstraZeneca under this agreement. Array has informed AstraZeneca, however, that it is disputing the consideration that AstraZeneca has paid Array related to both upfront and potential future milestones under AstraZeneca's agreement with Merck. Array commenced legal proceedings against AstraZeneca on December 7, 2017, naming AstraZeneca as the defendant in New York State Court in Manhattan regarding this dispute. On February 1, 2018, we filed a second action against AstraZeneca AB in New York State court. We are seeking damages and a declaratory judgment in both actions.
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

Fiscal Year Ended June 30, 2018	High	Low
First Quarter	$12.47	$7.15
Second Quarter	$13.17	$9.98
Third Quarter	$18.78	$12.09
Fourth Quarter	$20.21	$12.80

Fiscal Year Ended June 30, 2017	High	Low
First Quarter	$6.75	$3.17
Second Quarter	$8.80	$5.38
Third Quarter	$12.56	$8.56
Fourth Quarter	$9.07	$6.96

As of August 9, 2017, there were approximately 55 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our Loan and Security Agreement with Silicon Valley Bank and the terms of the 2.625% Convertible Senior Notes Due 2024 restrict our ability to pay cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operations of our business and to fund future growth.

Stock Performance Graph

This stock performance graph below shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, and the NASDAQ Biotechnology Index for the five-year period ended June 30, 2018. The graph assumes that $100 was invested on June 30, 2013 in the common stock of Array, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Array BioPharma Inc, the NASDAQ Composite Index and the NASDAQ Biotechnology Index
Assumes Initial Investment of $100
As of June 30, 2018
$400
$350
$300
$250
$200
$150
$100
$50
$-
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
Array BioPharma Inc.
NASDAQ Composite
NASDAQ Biotechnology Index

	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
Array BioPharma Inc.	100.44	158.81	78.41	184.36	369.60
NASDAQ Composite	131.23	150.40	148.02	190.07	235.00
NASDAQ Biotechnology	148.48	214.13	149.83	181.40	193.94

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements. These historical results do not necessarily indicate future results. You should read the selected financial data along with our consolidated financial statements and related notes, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. Amounts are in thousands except per share data:

	Year Ended June 30,
	2018	2017	2016	2015		2014
Revenue
Reimbursement revenue	$80,958	$107,197	$107,330	$7,020		$—
License and milestone revenue	56,537	19,844	3,876	20,367		25,111
Collaboration and other revenue	36,273	23,811	26,673	24,522		16,967
Total revenue	173,768	150,852	137,879	51,909		42,078
Operating expenses
Cost of partnered programs	59,374	35,395	23,166	44,392		45,965
Research and development for proprietary programs	185,821	178,199	160,655	54,442		49,824
Selling, general and administrative	58,500	39,336	36,267	31,433		21,907
Total operating expenses	303,695	252,930	220,088	130,267		117,696
Gain on the Encorafenib and Binimetinib Agreements, net	—	—	—	80,010		—
Gain on sale of CMC, net	—	—	—	1,641		—
Gain (Loss) from operations	(129,927)	(102,078)	(82,209)	3,293		(75,618)
Other income (expense)
Loss on extinguishment of Notes	(6,457)	—	—	—	—	—
Impairment loss related to cost method investment	—	(1,500)	—	—		—
Realized gains on investments and other	69	897	—	16,255		—
Change in fair value of notes payable	(2,387)	(2,600)	—	—		—
Interest income	4,470	796	243	68		77
Interest expense	(10,814)	(12,333)	(10,874)	(10,247)		(9,716)
Total other income (expense), net	(15,119)	(14,740)	(10,631)	6,076		(9,639)
Loss before income tax expense	(145,046)	(116,818)	(92,840)	9,369		(85,257)
Income tax expense	2,300	—	—	—		—
Net income (loss)	$(147,346)	$(116,818)	$(92,840)	$9,369		$(85,257)
Weighted average shares outstanding – basic	198,490	163,207	142,964	136,679		123,403
Weighted average shares outstanding – diluted	198,490	163,207	142,964	141,692		123,403
Net income (loss) per share – basic	$(0.74)	$(0.72)	$(0.65)	$0.07		$(0.69)
Net income (loss) per share – diluted	$(0.74)	$(0.72)	$(0.65)	$0.07		$(0.69)

	June 30,
	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable securities	$413,406	$235,055	$110,538	$178,822	$111,638
Working capital	355,612	200,626	102,867	148,623	68,943
Total assets	460,364	279,145	168,900	198,207	136,625
Long-term debt, net and notes payable	111,775	133,905	113,655	107,280	101,524
Total stockholders' equity (deficit)	219,743	11,727	(37,932)	42,653	(25,721)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading "Forward Looking Statements" and "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2018 refers to the twelve-month period ended June 30, 2018.

Overview

Array BioPharma Inc., together with our wholly-owned subsidiary, (collectively “we,” “our,” “us,” “Array” or the “Company”) is a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We market in the United States BRAFTOVITM (encorafenib) capsules in combination with MEKTOVI® (binimetinib) tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. Our lead clinical programs, encorafenib and binimetinib, are being investigated in over 30 clinical trials across a number of solid tumor indications, including a Phase 3 trial in BRAF-mutant colorectal cancer (CRC). Our pipeline includes several additional programs being advanced by us or current license-holders, including selumetinib (partnered with AstraZeneca), larotrectinib (partnered with Loxo Oncology), ipatasertib (partnered with Genentech), tucatinib (partnered with Seattle Genetics) and ARRY-797, (being developed by Yarra Therapeutics, a wholly-owned subsidiary of Array) all of which are currently in registration trials. Ganovo® (danoprevir, partnered with Roche and licensed by Roche to Ascletis Pharmaceuticals Co., Ltd. in China) was recently approved in China for the treatment of viral hepatitis C.

We have received a total of $1.2 billion in research funding, up-front, and milestone payments from partners from inception through June 30, 2018. We received an up-front cash payment of $85.0 million upon the March 2015 effective date of the asset transfer agreement with Novartis for binimetinib, $30.0 million in January 2016 from Pierre Fabre and $31.2 million in June 2017 from Ono. Our existing partnered programs entitle Array to receive a total of over $2.7 billion in additional milestone payments if we or our partners achieve the drug discovery, development and commercialization objectives detailed in those agreements. We also have the potential to earn royalties on any resulting product sales or share in the proceeds from licensing or commercialization from 17 partnered clinical and discovery programs. The potential milestones we are entitled to receive are further described in Note 4 – Collaboration and Other Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

BRAFTOVI and MEKTOVI

On June 27, 2018, the FDA approved BRAFTOVI capsules in combination with MEKTOVI tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation, as detected by an FDA-approved test. BRAFTOVI is not indicated for the treatment of patients with wild-type BRAF melanoma.

We have exclusive rights to BRAFTOVI and MEKTOVI in the U.S. and Canada. Array has granted Ono Pharmaceutical exclusive rights to commercialize both products in Japan and South Korea, Medison exclusive rights to commercialize both products in Israel and Pierre Fabre exclusive rights to commercialize both products in all other countries, including Europe, Asia and Latin America.

BRAFTOVI and MEKTOVI are not approved outside of the U.S. The European Medicines Agency (EMA), the Swiss Medicines Agency (Swissmedic) and the Australian Therapeutic Goods Administration (TGA) are currently reviewing Marketing Authorization Applications submitted by Pierre Fabre. On July 27, 2018, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending approval of BRAFTOVI in combination with MEKTOVI for the treatment of adult patients with unresectable or metastatic melanoma with a BRAFV600 mutation. This recommendation will now be reviewed by the European Commission (EC), which has the authority to approve medicines for the European Union (EU). The final EC decision, expected by the end of September 2018, will be applicable to all 28 EU member states, as well as Liechtenstein, Iceland and Norway. Japan’s Pharmaceuticals and Medical Devices Agency has accepted the Manufacturing and Marketing Approval applications submitted by Ono Pharmaceutical Co, Ltd.

The U.S. and international regulatory submissions were based on findings from the pivotal Phase 3 COLUMBUS trial.

In July 2018, the National Comprehensive Cancer Network (NCCN) updated the Clinical Practice Guidelines in Oncology for Melanoma to include BRAFTOVI in combination with MEKTOVI as a Category 1 first-line and second-line treatment option for patients with BRAFV600E or BRAFV600K-mutant metastatic or unresectable melanoma. A Category 1 recommendation indicates that, based upon high-level evidence, there is uniform NCCN consensus that the intervention is appropriate.

Encorafenib and Binimetinib

On March 2, 2015 (the "Effective Date"), we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and to encorafenib under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to Array a low single digit royalty obligation payable based on net sales of encorafenib and Array received an upfront payment of $85.0 million from Novartis.

Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015. Reimbursement revenue from Novartis was approximately $81.0 million for fiscal 2018, of which $15.6 million was recorded over the quarter ended June 30, 2018. As of June 30, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle.  As patients have continued to receive treatment under certain trials for longer than initially anticipated, we may hit certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial.

We have also entered into agreements with Pierre Fabre Medicament SAS, (or "Pierre Fabre" or "PFM") and Ono Pharmaceutical Co., Ltd. (or "Ono") related to the encorafenib and binimetinib programs. The Development and Commercialization Agreement with Pierre Fabre (the PF Agreement) granted Pierre Fabre exclusive commercial rights to countries outside the US, Canada, Japan, South Korea and Israel, including Europe. The License, Development and Commercialization Agreement with Ono (the Ono Agreement) granted Ono exclusive rights to commercialize encorafenib and binimetinib in Japan and the Republic of Korea (the Ono Territory), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory (subject to the rights granted to Pierre Fabre under the PF Agreement), as well as the right to conduct development and manufacturing activities in the Ono Territory.

All clinical trials involving encorafenib and binimetinib that were active or planned when the Novartis Agreements became effective in March 2015, including the COLUMBUS trial and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be reimbursed pursuant to the terms of the Novartis Agreements. Further worldwide development activities of encorafenib and binimetinib are governed by a Global Development Plan (or the "GDP") with Pierre Fabre. Pierre Fabre and Array will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The GDP with Pierre Fabre includes multiple trials, including the BEACON CRC trial, and Pierre Fabre and Array have agreed to commit at least €100 million in combined funds for these studies in colorectal cancer (or "CRC") and melanoma.

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

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or license agreements can be found in Note 4 – Collaboration and Other Agreements to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

All of our collaboration and license agreements are denominated in U.S. dollars, except our agreement with Ono which is denominated in Japanese Yen.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

				Change		Change
	Year Ended June 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Reimbursement revenue	$80,958	$107,197	$107,330	$(26,239)	(24)%	$(133)	—%
License and milestone revenue	56,537	19,844	3,876	36,693	185%	15,968	412%
Collaboration and other revenue	36,273	23,811	26,673	12,462	52%	(2,862)	(11)%
Total revenue	$173,768	$150,852	$137,879	$22,916	15%	$12,973	9%

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur under the Novartis Agreements where we act as a principal, control the research and development activities, bear credit risk and may perform a portion of the required services.

As discussed in Note 4 - Collaboration and Other Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, we and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with binimetinib and the other associated with encorafenib. Novartis provides substantial financial support to us under the Transition Agreements for clinical trials involving encorafenib and binimetinib in the form of reimbursement to Array for substantially all associated out-of-pocket costs and for one-half of our fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. As of June 30, 2016, Novartis had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials. Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  As of June 30, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we may hit certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $81.0 million for the 12 months ended June 30, 2018.

The decrease in reimbursement revenue for the twelve months ended June 30, 2018 compared with the same periods in the prior year is attributable to the advancement of the transitioned studies, some of which have begun to wind down, resulting in lower reimbursable expenses.

Collaboration and Other Revenue

Collaboration and other revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes development of proprietary drug candidates we out-license, as well as screening, lead generation, and lead optimization research. Previously deferred revenue related to our obligations under the Novartis Agreements is also reported as collaboration revenue.

Fiscal 2018 compared to Fiscal 2017 – The increase in collaboration and other revenue during the twelve months ended June 30, 2018 was mainly due to increased activity under our collaboration with Pierre Fabre, including the advancement of the BEACON clinical trial, which resulted in $10.0 million more revenue in fiscal 2018 than in fiscal 2017. Also contributing to the increase were new and expanded collaborations with Amgen, Loxo and Mirati.

Fiscal 2017 compared to Fiscal 2016 – Collaboration and other revenue for the year ended June 30, 2017 was down from fiscal 2016 driven by a decrease of $10.1 million associated with the conclusion of the Celgene and Biogen collaborations in fiscal 2016, fewer FTEs working on our collaboration with Loxo and lower recognition of deferred revenue associated with the Novartis upfront for the March 2015 Novartis Agreements. This decrease was offset by $7.3 million of incremental revenue recognized under new or expanded collaborations with Pierre Fabre, Asahi Kasei and Mirati.

License and Milestone Revenue

License and milestone revenue consists of up-front license fees and ongoing milestone payments from partners and collaborators.

Fiscal 2018 compared to Fiscal 2017 – The increase in license and milestone revenue was primarily attributable to an upfront payment of $23.0 million that was fully recognized under a new License Agreement with ASLAN in which Array granted ASLAN exclusive global rights to commercialize and sublicense varlitinib. We also earned $11.6 million increased revenue from Ono for two milestones related to the advancement of the BEACON clinical trial, as well as an increase of $7.6 million in revenue compared with fiscal 2017 primarily related to the upfront payment received from Asahi Kasei in fiscal 2016. We determined during fiscal 2018 that all remaining deliverables under the associated license agreement with Asahi Kasei had been completed and therefore fully recognized the amount the remaining amount of the deferred upfront payment received from Asahi Kasei. The increases in license and milestone revenue were partially offset by decreases associated with our agreements with Genentech, Roche and Loxo for milestones that were fully recognized in the prior fiscal year.

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

Cost of Partnered Programs

Cost of partnered programs represents research and development costs attributable to discovery and development including preclinical and clinical trials we may conduct for or with our partners. Research and development costs included in the cost of partnered programs primarily consist of personnel related expenses, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing materials for use in clinical trials or in preparation for the commercial launch of BRAFTOVI and MEKTOVI, costs associated with regulatory filings and patents, and other costs to support our research and development operations.

Below is a summary of our cost of partnered programs (dollars in thousands):

				Change		Change
	Year Ended June 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%

Cost of partnered programs	$59,374	$35,395	$23,166	$23,979	68%	$12,229	53%

Fiscal 2018 compared to Fiscal 2017 – The increases in cost of partnered programs are primarily attributed to increases in development costs relating to the BEACON CRC study of encorafenib and binimetinib in partnership with Pierre Fabre, as well as costs associated with new and expanded collaborations with Amgen, Loxo and Mirati.

Fiscal 2017 compared to Fiscal 2016 – Cost of partnered programs increased $12.2 million in fiscal 2017 compared to the prior year primarily due to increases in development costs relating to the BEACON CRC study of encorafenib and binimetinib in partnership with Pierre Fabre.

Research and Development for Proprietary Programs

Our research and development for proprietary programs include costs associated with our proprietary drug programs, which primarily consist of personnel related expenses, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, the cost of acquiring and manufacturing materials for use in clinical trials or in preparation for the commercial launch of BRAFTOVI and MEKTOVI, costs associated with regulatory filings and patents, and other costs to support our research and development operations. We manage our proprietary programs based on scientific data and achievement of research plan goals. As many of our activities and costs benefit multiple projects, the allocation to specific projects is not meaningful. As a result, we do not report costs on a program basis.

				Change		Change
	Year Ended June 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%

Research and development for proprietary programs	$185,821	$178,199	$160,655	$7,622	4%	$17,544	11%

Fiscal 2018 compared to Fiscal 2017 – Research and development expenses for proprietary programs increased as we incurred expenses related to the advancement of a number of programs such as ARRY-797, ARRY-382, as well as additional clinical studies and pre-commercial manufacturing expenses for encorafenib and binimetinib. Following the data read out of the COLUMBUS clinical trial which supported FDA approval for BRAFTOVI and MEKTOVI, expenses associated with Novartis transitioned studies have begun to decrease. Although expenses for the Novartis transitioned studies will be ongoing for as long as enrolled patients continue to receive treatment under the trials, we expect expenses for the Novartis transitioned studies to continue to decrease in future periods.

Outsourced services and consulting costs represented approximately 78% of total research and development expenses for proprietary programs during fiscal 2018. Reimbursed expenses for the Novartis transitioned studies were $81.0 million during fiscal 2018, representing approximately 44% of total research and development expense for proprietary programs during the twelve-month period.

Fiscal 2017 compared to Fiscal 2016 – Research and development expenses for proprietary programs increased 11% compared to the prior year primarily due to the advancement of clinical trials for encorafenib and binimetinib, preparation of commercial batches of encorafenib and binimetinib, and an increase in NDA submission costs.

Outsourced services and consulting costs represented approximately 79% of total research and development expenses for proprietary programs during fiscal 2017. Reimbursed expenses for the Novartis transitioned studies were $107.2 million during fiscal 2017, representing approximately 60% of total research and development expense for proprietary programs during the twelve-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of expenses associated with our sales, marketing, finance, legal and administrative organizations, including personnel costs, costs associated with the launch of BRAFTOVI and MEKTOVI, patent filing and prosecution, consulting and professional services, facilities, depreciation and other office expenses.

Below is a summary of our general and administrative expenses (dollars in thousands):

				Change		Change
	Year Ended June 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%

Selling, general and administrative expenses	$58,500	$39,336	$36,267	$19,164	49%	$3,069	8%

Fiscal 2018 compared to Fiscal 2017 – The increases in selling, general and administrative expense are primarily driven by costs associated with building and staffing our commercial and sales infrastructure and teams as we prepared for launch of BRAFTOVI and MEKTOVI as well as higher stock-based compensation expense than in fiscal 2017.

Fiscal 2017 compared to Fiscal 2016 – The increase in general and administrative expenses in fiscal 2017 are primarily driven by costs associated with building our commercial infrastructure as we prepare for the potential launch of certain drug candidates as well as increased legal expenses and share-based compensation charges compared with the prior year.

Other Income (Expense), Net

Other income (expense), net is summarized in the following table (dollars in thousands):

				Change		Change
	Year Ended June 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%

Loss on extinguishment and conversion of notes	$(6,457)	$—	$—	$(6,457)	(a)	$—	(a)
Impairment loss related to cost method investment	$—	$(1,500)	—	1,500	(a)	(1,500)	(a)
Realized gains on investments and other	69	897	—	(828)	(a)	897	(a)
Change in fair value of notes payable	(2,387)	(2,600)	—	213	(a)	(2,600)	(a)
Interest income	4,470	796	243	3,674	462%	553	228%
Interest expense	(10,814)	(12,333)	(10,874)	1,519	(12)%	(1,459)	13%
Total other income (expense), net	$(15,119)	$(14,740)	$(10,631)	$(379)	3%	$(4,109)	39%
(a) Percent change is not meaningful.

Fiscal 2018 compared to Fiscal 2017 – During fiscal 2018, we incurred a loss of approximately $6.5 million for the extinguishment and conversion of our convertible senior notes due in 2020 in transactions whereby our convertible senior notes due in 2020 were partially exchanged for convertible senior notes due in 2024 and partially converted to shares of our common stock.

In fiscal 2017, we recorded a $1.5 million impairment loss related to our investment formerly held in VentiRx Pharmaceuticals and realized a $0.5 million gain on our share of proceeds when they were subsequently acquired by Celgene Corporation. As of June 30, 2018, we have no remaining equity in VentiRx.

We recognized slightly less expense during fiscal 2018 to adjust the fair value of the Redmile Convertible Promissory Notes, as discussed in Note 7 - Fair Value Measurements to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest income is earned from our investments in available-for-sale marketable securities and has increased significantly from the previous year due to increased investments in marketable securities following public offerings of shares of common stock that we completed in October 2016 and September 2017 as well as increased interest rates.

Interest expense is primarily related to our 3.00% and 2.625% convertible senior notes and also includes interest expense related to the Convertible Promissory Notes we issued to Redmile and interest on our term loan with Silicon Valley Bank. Interest expense details for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 6 – Debt to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Fiscal 2017 compared to Fiscal 2016 – During the first quarter of fiscal 2017, a triggering event occurred related to the underlying viability of our equity investment in VentiRx Pharmaceuticals which caused us to record a $1.5 million impairment loss related to the investment. During the third quarter of fiscal 2017, Celgene Corporation acquired all of the outstanding capital stock of VentiRx and we received cash proceeds in the amount of $0.5 million for our share of the proceeds of this acquisition. As of June 30, 2017, we had no remaining equity in VentiRx.

We also recorded a $2.6 million increase in the fair value of the Convertible Promissory Notes issued to Redmile during the twelve months ended June 30, 2017, as discussed in Note 7 - Fair Value Measurements to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

As of June 30, 2018 and 2017, we held cash, cash equivalents and marketable securities totaling $413.4 million and $235.1 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2018, we had an accumulated deficit of $1.1 billion. Our results of operations were net losses in the years ended June 30, 2018, 2017, and 2016 of $147.3 million, $116.8 million, and $92.8 million, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, and license and milestone payments received under our drug collaborations and license agreements, the sale of equity securities, and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Annual Report on form 10-K. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Our assessment of our future need for funding and our ability to continue to fund our operations are forward-looking statements that are based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors. These risks, uncertainties and factors are described further below under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K and in other reports we file with the SEC.

If we are unable to generate sufficient revenue from sales of commercial product or through existing or new collaborations or license agreements when needed or secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly late phase clinical trials on our wholly-owned programs or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations.

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

In each of the periods presented below, accounts receivable consists primarily of current receivables expected to be paid by Novartis and our collaboration partners within three months or less.

Below is a summary of our cash, cash equivalents, marketable securities and accounts receivable (in thousands):

	June 30,			Change	Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Cash and cash equivalents	$114,748	$125,933	$56,598	$(11,185)	$69,335
Marketable securities – current	297,739	108,390	53,344	189,349	55,046
Marketable securities – non-current	919	732	596	187	136
Accounts receivable	32,084	31,279	39,302	805	(8,023)
Total	$445,490	$266,334	$149,840	$179,156	$116,494

The increases in marketable securities are attributable to $243.0 million of proceeds from the public offering of shares of our common stock which we completed in September 2017, $40.2 million of net proceeds from sales of our common stock through our at-the-market offering, $20.8 million of proceeds from employee stock option exercises, and a $23.0 million upfront payment that we received under a license agreement with ASLAN. These increases were all partially offset by increased cash used in operations.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Year Ended June 30,			Change	Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash flows provided by (used in):
Operating activities	$(119,783)	$(39,354)	$(70,090)	$(80,429)	$30,736
Investing activities	(191,037)	(58,116)	66,027	(132,921)	(124,143)
Financing activities	299,635	166,805	4,970	132,830	161,835
Total	$(11,185)	$69,335	$907	$(80,520)	$68,428

Fiscal 2018 compared to Fiscal 2017 – Net cash used in operating activities increased $80.4 million during fiscal 2018, primarily due to the $30.5 million increase in net loss, a $64.2 million increase due to changes in operating assets and liabilities, offset by a $14.3 million increase in non-cash charges.

Net cash used in investing activities increased $132.9 million due to increased net purchases of available-for-sale marketable securities in 2018 compared with 2017 as the proceeds from the follow-on offerings of our common stock in October 2016 and September 2017 were invested.

Net cash provided by financing activities increased $132.8 million primarily related to $243.0 million in net proceeds from the follow-on offering of our common stock in September 2017, $40.2 million in net proceeds from sales of our common stock under our at-the-market offering, and $20.8 million in proceeds from employee stock option exercises, partially offset by a $4.3 million payment for issuance of long-term debt. Net cash provided by financing activities in fiscal 2017 was composed primarily of $124.2 million in net proceeds received from a follow-on offering of our common stock in October 2016, $30.1 million in net proceeds from sales of common stock through our at-the-market offering, and by $9.8 million in net proceeds from the Convertible Promissory Note we issued to Redmile in September 2016 which did not reoccur.

Fiscal 2017 compared to Fiscal 2016 – Net cash used in operating activities decreased $30.7 million during fiscal year 2016, primarily due to the $24.0 million increase in net loss, an $8.2 million increase in non-cash charges, and a $46.8 million increase due to changes in operating assets and liabilities.

Net cash used in investing activities decreased $124.1 million due to a decrease in proceeds from maturities and sales of investment securities and an increase in purchases of securities during the current period following our public offering of shares of common stock in October 2016, as compared to the prior year period where maturities and sales of investment securities exceeded purchases.

Net cash provided by financing activities increased $161.8 million primarily related to $124.2 million in net proceeds from the follow-on offering of our common stock in October 2016, $27.2 million increased net proceeds from at-the-market sales of our common stock, and $9.8 million in net proceeds from the Convertible Promissory Notes we issued to Redmile in September 2016.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of June 30, 2018 (in thousands):

	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Debt obligations (1)	$12,500	$10,000	$2,500	$126,060	$151,060
Interest on debt obligations (2)(3)(4)	9,739	7,127	7,898	4,797	29,561
Operating lease commitments (2)	4,288	8,880	9,083	7,594	29,845
Capital lease commitments (1)	223	256	18	—	497
Purchase obligations (2)(5)	—	—	—	—	—
Total	$26,750	$26,263	$19,499	$138,451	$210,963

(1)	Reflected in the accompanying balance sheets.

(2)
Includes $1.0 million accrued interest and a $5.0 million exit fee payable upon maturity of the Redmile Notes, as well as a $1.2 million term loan final payment fee to Silicon Valley Bank. The remainder is not reflected in the accompanying balance sheets.

(3)	Interest on the variable debt obligation under the term loan with Silicon Valley Bank is calculated at 3.00%, the interest rate in effect as of June 30, 2018.

(4)	Interest on the 2024 Notes is calculated at 2.625%, which is the coupon rate.

(5)
We have contracts for anticipated future obligations of $245.7 million, which include $149.4 million for CROs, $44.7 million for drug product manufacturing and supply and $51.7 million for all other outsourced services which are primarily for clinical trials and research and development costs. Included in these amounts are purchase orders totaling $61.7 million to complete the Novartis transitioned studies, the majority of which we expect will be reimbursed to us by Novartis. Substantially all of our purchase orders may be canceled without significant penalty to Array.

We are obligated under non-cancellable operating leases for all of our facilities and, to a limited degree, equipment leases. Lease terms for our facilities in effect as of June 30, 2018, ranged from less than one to ten years and generally require us to pay the real estate taxes, certain insurance and other operating costs. Equipment lease terms generally range from three to five years.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements and other recent accounting pronouncements, Note 1 – Overview and Basis of Presentation - Recent Accounting Pronouncements to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our accompanying consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively "CROs." CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive. To date, our evaluations have not identified material differences between our accrued estimated expenses and actual accrued outsourcing costs.

Convertible Senior Notes

Our convertible senior notes are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as these notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value as of the issuance date of a similar debt instrument without the conversion option. The amount of the equity component is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.
See Note 6 – Debt to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

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

See Note 4 – Collaboration and Other Agreements to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and other agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due on payment terms of net 30 and will not represent a significant component of our overall cash balance. As a result, historically and as of June 30, 2018, we have had little or no exposure to market risk from changes in foreign currency or exchange rates and a 10% hypothetical change in foreign exchange rates during the periods presented would not have had a material effect on our financial results.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level that existed at June 30, 2018, we would expect future interest income to increase or decrease by approximately $3.0 million over the next 12 months based on the current balance of $297.7 million of investments classified as short-term marketable securities available-for-sale. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Silicon Valley Bank of $15.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3% on the Silicon Valley Bank debt as of June 30, 2018, would result in a change in our annual interest expense of $0.2 million.

Historically, and as of June 30, 2018, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item are located in "Item 15. Exhibits and Consolidated Financial Statement Schedules" beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting as of June 30, 2018, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On August 10, 2018 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $50,000,000 (the “Term Loan”). We intend to utilize the proceeds from the Term Loan (i) to refinance its outstanding obligations to SVB under the Loan and Security Agreement dated as of December 22, 2016, (ii) at our discretion, to repay in full or in part its obligations under that certain Note Purchase Agreement, dated as of September 2, 2016, by and among us and the investors named therein and each subordinated convertible note issued by us thereunder and (iii) as working capital to fund its general business requirements. The entire Term Loan was incurred on the Effective Date and may not be repaid and reborrowed.

The outstanding principal amount under the Term Loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.00% (but not less than 0.00%). We must make monthly payments of interest under the Term Loan commencing with the first month after the Effective Date until maturity and, commencing on September 1, 2020 and monthly thereafter, We must make payments of principal under the Term Loan based on a 36-month amortization schedule. A final payment of accrued interest and principal due on the Term Loan and on any outstanding advances is due on the maturity date of August 1, 2023.

Upon repayment or acceleration of the Term Loan, a final payment fee equal to 7.00% of the original principal amount of the Term Loan is payable. If the Term Loan is prepaid or accelerated prior to the maturity date, we must also pay a fee equal to (i) 2.00% of the original principal amount of the Term Loan if such prepayment or acceleration occurs on or prior to the first anniversary of the Effective Date or (ii) 1.00% of the original principal amount of the Term Loan if such prepayment or acceleration occurs after the first anniversary of the Effective Date.

We granted SVB a first priority security interest in substantially all of our assets other than our intellectual property, provided that accounts and proceeds of our intellectual property constitute collateral and Array has agreed not to encumber our intellectual property without SVB’s consent. The Amended and Restated Loan Agreement contains customary covenants, including restrictions on changes in control of Array, the incurrence of additional indebtedness, future encumbrances on Array’s assets, the payment of dividends or distributions on our common stock and the sale, lease, transfer or disposition of Binimetinib and Encorafenib outside of certain markets if our cash and cash equivalents maintained (i) with SVB and its affiliates or (ii) in accounts subject to a first priority lien in favor of SVB pursuant to control agreements (such cash and cash equivalents, “Qualified Cash”) fall below certain levels.  In addition, we must maintain a liquidity ratio, defined as (i) our unrestricted cash and cash equivalents maintained at SVB or our affiliates plus eligible accounts divided by (ii) all outstanding obligations owed to SVB, of at least 2.00 to 1.00, measured monthly; provided that the financial covenant will not be tested in any calendar month in which, for each calendar day of such month, we have at least $100,000,000 of Qualified Cash.

Upon an event of default under the Amended and Restated Loan Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Amended and Restated Loan Agreement, including payment of all applicable termination and prepayment fees and other remedies available to SVB under the Amended and Restated Loan Agreement and at law or in equity.

This summary of the Amended and Restated Loan Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Loan Agreement, which is filed as Exhibit 10.71 hereto and incorporated by reference herein.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers and our directors and nominees for director, our audit committee and audit committee financial expert, and compliance with the reporting requirements of Section 16(a) is incorporated by reference from the information in the Proxy Statement we will file with the Securities and Exchange Commission for our 2018 annual meeting of stockholders (or the "2018 Proxy Statement") under the captions "Proposal 1 – Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information under the caption "Principal Stockholders" contained in the 2018 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2018, about the shares of common stock that may be issued upon the exercise of options or the vesting of restricted stock units under our existing equity compensation plans, which include the Amended and Restated Array Biopharma Inc. Stock Option and Incentive Plan, or Stock Option and Incentive Plan, and shares of common stock that may be issued under the Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan, or ESPP. We have no equity compensation plans that have not been approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Stock Option and Incentive Plan (1) (2)	16,286,080	$7.68	35,636,243

ESPP	—	—	900,158

Total	16,286,080		36,536,401

(1)	Consists of 15,326,350 stock options with a weighted average exercise price of $7.68 and 959,730 restricted stock units.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to related party transactions is incorporated by reference from the information under the caption "Certain Relationships and Transactions" contained in the 2018 Proxy Statement and relating to director independence is incorporated by reference from the information under the caption "Proposal 1 – Election of Directors – Meetings of the Board of Directors and Committees of the Board of Directors" contained in the 2018 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Fees Billed by the Principal Accountant" contained in the 2018 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)     Consolidated Financial Statements

Reference is made to the Index to the consolidated financial statements as set forth on page F-1 of this Annual Report on Form 10-K.

(b)    Consolidated Financial Statement Schedules

All schedules have been omitted as the pertinent information is not required, not applicable, or otherwise included in the consolidated financial statements and notes thereto.

(c)     Exhibits

The following exhibits are filed or incorporated by reference (as stated therein) as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-K	001-16633	8/19/2016
3.2	Bylaws of Array Biopharma Inc., as amended and restated on February 1, 2018	8-K	001-16633	2/6/2018
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association	8-K	001-16633	6/10/2013
4.3	First Supplemental Indenture dated June 10, 2013 between the registrant and Wells Fargo Bank, National Association (including the form of global note for the 3.00% Convertible Senior Notes due 2020)	8-K	001-16633	6/10/2013
4.4	Indenture, dated as of December 1, 2017, by and between registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-16633	12/4/2017
10.1	Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated November 16, 1999	S-1	333-45922	9/15/2000
10.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement between registrant and the parties whose signatures appear on the signature pages thereto, dated August 31, 2000	S-1	333-45922	9/15/2000
10.3	Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	DEF 14A	001-16633	9/18/2015
10.4	Amendment to Amended and Restated Array BioPharma Inc. Stock Option and Incentive Plan, as amended*	10-K	001-16633	8/16/2012
10.5	Form of Incentive Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.6	Form of Nonqualified Stock Option Agreement, as amended*	10-K	001-16633	9/1/2006
10.7	Form of Restricted Stock Unit Agreement*	8-K	001-16633	8/20/2014
10.8	Amended and Restated Array BioPharma Inc. Employee Stock Purchase Plan*	DEF 14A	001-16633	9/12/2016
10.9	Employment Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.10	Noncompete Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.11	Confidentiality and Inventions Agreement, dated April 26, 2012, between registrant and Ron Squarer*	8-K	001-16633	5/1/2012
10.12	Employment Agreement, effective as of March 4, 2002, between registrant and John Moore*	10-K	001-16633	9/30/2002
10.13	Employment Agreement, dated May 13, 2014, between registrant and Nicholas A. Saccomano, Ph.D.*	10-K	001-16633	8/15/2014
10.14	Employment Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/2014
10.15	Noncompete Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/2014
10.16	Confidentiality and Inventions Agreement, dated August 29, 2014, between registrant and Victor Sandor, M.D.*	8-K	001-16633	9/12/2014
10.17	Employment Agreement, dated September 11, 2014, between registrant and Andrew Robbins*	8-K	001-16633	9/12/2014
10.18	Amended and Restated Deferred Compensation Plan of Array BioPharma Inc., dated December 20, 2004*	8-K	001-16633	12/21/2004
10.19	First Amendment to the Amended and Restated Deferred Compensation Plan of Array BioPharma Inc.*	10-Q	001-16633	2/6/2006
10.20	Research Services Agreement between registrant and Eli Lilly and Company, dated March 22, 2000, as amended**	S-1	333-45922	9/15/2000
10.21	Research Agreement between registrant and Amgen Inc., dated as of November 1, 2001**	8-K/A	001-16633	2/6/2002
10.22	Lead Generation Collaboration Agreement between registrant and Takeda Chemical Industries, Ltd., dated July 18, 2001**	10-Q	001-16633	11/14/2001

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.23	Collaboration and License Agreement between registrant and AstraZeneca AB, dated December 18, 2003**	10-Q	001-16633	2/2/2004
10.24	Drug Discovery Collaboration Agreement between registrant and Genentech, Inc., dated December 22, 2003**	10-Q	001-16633	2/2/2004
10.25	Second Amendment, dated October 1, 2005, to the Drug Discovery Collaboration Agreement between registrant and Genentech, Inc.**	10-Q	001-16633	2/6/2006
10.26	Letter Agreement dated, July 30, 2009, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2009
10.27	Sixth Amendment to Drug Discovery Collaboration Agreement, dated as of September 30, 2010, between the registrant and Genentech, Inc.	10-Q	001-16633	11/9/2010
10.28	Seventh Amendment to Drug Discovery Collaboration Agreement, dated as of February 10, 2015, between the registrant and Genentech, Inc.**	10-Q	001-16633	5/7/2015
10.29	License Agreement, dated August 5, 2011, between the registrant and Genentech, Inc.**	10-Q	001-16633	11/2/2011
10.30
Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002, along with Amendment No. 1 dated May 8, 2003, Amendment No. 2 dated January 7, 2004, Amendment No. 3 dated September 10, 2004, Amendment No. 4 dated December 7, 2004, Amendment No. 4A dated March 10, 2005 and Amendment No. 5 dated June 30, 2005**
		10-K	001-16633	9/13/2005
10.31	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.32	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002**	10-K	001-16633	9/1/2006
10.33	Exercise of Option to Extend Funding of Research FTEs, dated August 31, 2006, to the Drug Discovery Collaboration Agreement between registrant and InterMune, Inc., dated September 13, 2002	10-Q	001-16633	11/6/2006
10.34	Drug Discovery Agreement between registrant and Ono Pharmaceutical Co., Ltd., dated November 1, 2005**	10-Q	001-16633	2/6/2006
10.35	Facilities Lease and Assignment, dated July 7, 2006, between the registrant and BMR-3200 Walnut Street LLC	10-Q	001-16633	11/6/2006
10.36	Description of Performance Bonus Program*	8-K	001-16633	8/28/17
10.37	Collaboration and License Agreement, dated July 12, 2011, between the registrant and ASLAN Pharmaceuticals**	10-Q	001-16633	11/2/2011
10.38	Sales Agreement, dated March 27, 2013, by and between registrant and Cantor Fitzgerald & Co.	8-K	001-16633	3/27/2013
10.39	Amendment No. 1 to Sales Agreement, dated August 15, 2014, by and between registrant and Cantor Fitzgerald & Co.	POS#AM	333-189048	8/18/2014
10.40	Amendment No. 2 to Sales Agreement, dated August 3, 2015, by and between registrant and Cantor Fitzgerald & Co.	S-3ASR	333-206525	8/21/2015
10.41	Amendment No. 3 to Sales Agreement, dated November 4, 2015, by and between registrant and Cantor Fitzgerald & Co.	10-Q	001-16633	11/6/2015
10.42	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/12/2013
10.43	Amendment No. 1 to Drug Discovery Collaboration Agreement, dated November 26, 2013, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.44	Amendment No. 2 to Drug Discovery Collaboration Agreement, dated April 10, 2014, by and between registrant and Loxo Oncology, Inc.**	10-K	001-16633	8/15/2014
10.45	Amendment No. 3 to Drug Discovery Collaboration Agreement, dated October 13, 2014, between registrant and Loxo Oncology, Inc.**	10-Q	001-16633	2/4/2015
10.46	Amendment No. 4 to Drug Discovery Collaboration Agreement, dated March 31, 2015, by and between registrant and Loxo Oncology, Inc.***	10-K	001-16633	8/21/2015
10.47	Drug Discovery and Development Option and License Agreement, dated July 17, 2013, between the registrant and Celgene Corporation and Celgene Alpine Investment Co., LLC**	10-Q	001-16633	11/1/2013
10.48	License Agreement, dated December 11, 2014, between registrant and Oncothyreon, Inc.**	10-Q	001-16633	2/4/2015

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
10.49	Termination and Asset Transfer Agreement, dated November 26, 2014, between registrant and Novartis Pharmaceutical International Ltd. and Novartis Pharma AG**	10-Q	001-16633	2/4/2015
10.50	First Amendment to Termination and Asset Transfer Agreement, dated January 19, 2015, between registrant, Novartis Pharma AG and Novartis Pharmaceutical International Ltd.**	10-Q	001-16633	5/7/2015
10.51	LGX818 Asset Transfer Agreement, dated January 19, 2015, between registrant and Novartis Pharma AG**	10-Q	001-16633	5/7/2015
10.52	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (binimetinib)**	10-Q	001-16633	5/7/2015
10.53	Transition Agreement, dated March 2, 2015, between the registrant and Novartis Pharma AG (encorafenib)**	10-Q	001-16633	5/7/2015
10.54	Asset Purchase Agreement, dated June 1, 2015, by and between registrant and Accuratus Lab Services, Inc.**	10-K	001-16633	8/21/2015
10.55	First Amendment to and Partial Termination of Lease, dated June 1, 2015, between the registrant and BMR-3200 Walnut Street LLC	10-K	001-16633	8/21/2015
10.56	Amended and Restated Development and Commercialization Agreement, dated December 2, 2015, between the registrant and Pierre Fabre Medicament SAS**	10-Q/A	001-16633	6/8/2016
10.57	Employment Agreement, dated July 28, 2016, between registrant and Jason Haddock*	10-K	001-16633	8/19/2016
10.58	Noncompete Agreement, dated July 28, 2016, between registrant and Jason Haddock*	10-K	001-16633	8/19/2016
10.59	Confidentiality and Inventions Agreement, dated July 28, 2016, between registrant and Jason Haddock*	10-K	001-16633	8/19/2016
10.60	Loan and Security Agreement dated December 22, 2016 between the registrant and Silicon Valley Bank	8-K	001-16633	12/23/2016
10.61	Subordinated Convertible Promissory Note dated September 2, 2016 between the registrant and Redmile Biopharma Investments I, L.P.	8-K	001-16633	9/2/2016
10.62	Subordinated Convertible Promissory Notes dated September 2, 2016 between the registrant and Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	9/2/2016
10.63	Note Purchase Agreement dated September 2, 2016 between the registrant and Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	9/2/2016
10.64	First Amendment to Subordinated Convertible Promissory Notes dated August 7, 2017 between the registrant and Redmile Biopharma Investments I, L.P. and Redmile Capital Offshore Fund II, Ltd.	8-K	001-16633	8/9/2017
10.65	License, Development and Commercialization Agreement, dated May 31, 2017, between the registrant and Ono Pharmaceutical Co., Ltd**	10-K	001-16633	8/11/2017
10.66	Clinical Trial Collaboration and Supply Agreement, dated May 4, 2017, between the registrant and Merck Sharp & Dohme B.V.**	10-K	001-16633	8/11/2017
10.67	Second Amendment to Lease, dated May 10, 2017, between the registrant and BMR-3200 Walnut Street LLC	10-K	001-16633	8/11/2017
10.68	Form of Exchange Agreement, dated November 16, 2017	8-K	001-16633	11/17/2017
10.69	License Agreement, dated January 3, 2018, between registrant and ASLAN Pharmaceuticals Pte. Ltd**	10-Q	001-16633	2/6/2018
10.70	Sales Agreement between registrant and Cantor Fitzgerald & Co., dated May 9, 2018	10-Q	001-16633	5/9/2018
10.71	Amended and Restated Loan Agreement dated August 10, 2018 between the registrant and Silicon Valley Bank		Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended		Filed herewith

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

*     Management contract or compensatory plan.
**    Confidential treatment of redacted portions of this exhibit has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 14th day of August 2018.

Array BioPharma Inc.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Squarer, Jason Haddock and Curtis Oltmans, and each or any of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON SQUARER	Chief Executive Officer	August 14, 2018
Ron Squarer	(Principal Executive Officer)

/s/ JASON HADDOCK	Chief Financial Officer	August 14, 2018
Jason Haddock	(Principal Financial and Accounting Officer)

	Chairman of the Board of Directors	August 14, 2018
Carrie S. Cox

/s/ CHARLES M. BAUM	Director	August 14, 2018
Charles M. Baum, M.D., Ph.D.

/s/ GWEN A. FYFE	Director	August 14, 2018
Gwen A. Fyfe, M.D.

/s/ KYLE A. LEFKOFF	Director	August 14, 2018
Kyle A. Lefkoff

/s/ JOHN A. ORWIN	Director	August 14, 2018
John A. Orwin

/s/ SHALINI SHARP	Director	August 14, 2018
Shalini Sharp

/s/ GIL J. VAN LUNSEN	Director	August 14, 2018
Gil J. Van Lunsen

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Array BioPharma Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Array BioPharma Inc.’s and subsidiary (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss , stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated August 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Denver, Colorado
August 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Array BioPharma Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Array BioPharma Inc. and subsidiary (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended June 30, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Denver, Colorado
August 14, 2018

ARRAY BIOPHARMA INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$114,748	$125,933
Marketable securities	297,739	108,390
Accounts receivable	32,084	31,279
Prepaid expenses and other current assets	6,972	4,575
Total current assets	451,543	270,177

Non-current assets
Marketable securities	919	732
Property and equipment, net	7,128	8,132
Other long-term assets	774	104
Total non-current assets	8,821	8,968
Total assets	$460,364	$279,145

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,059	$8,636
Accrued outsourcing costs	31,853	31,388
Accrued compensation and benefits	16,695	10,172
Other accrued expenses	1,868	1,575
Notes payable at fair value	15,899	—
Deferred rent	707	624
Deferred revenue	12,350	17,156
Current portion of long-term debt	2,500	—
Total current liabilities	95,931	69,551

Non-current liabilities
Deferred rent	5,598	5,714
Deferred revenue	44,470	57,325
Long-term debt, net	93,376	121,305
Notes payable at fair value	—	12,600
Other non-current liabilities	1,246	923
Total non-current liabilities	144,690	197,867
Total liabilities	240,621	267,418

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized as of June 30, 2018 and June 30, 2017, 211,289,922 and 171,307,715 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	211	171
Additional paid-in capital	1,286,000	930,293
Accumulated other comprehensive loss	(461)	(76)
Accumulated deficit	(1,066,007)	(918,661)
Total stockholders' equity	219,743	11,727
Total liabilities and stockholders' equity	$460,364	$279,145

The accompanying notes are an integral part of these consolidated financial statements.

ARRAY BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended June 30,
	2018	2017	2016
Revenue
Reimbursement revenue	$80,958	$107,197	$107,330
License and milestone revenue	56,537	19,844	3,876
Collaboration and other revenue	36,273	23,811	26,673
Total revenue	173,768	150,852	137,879

Operating expenses
Cost of partnered programs	59,374	35,395	23,166
Research and development for proprietary programs	185,821	178,199	160,655
Selling, general and administrative	58,500	39,336	36,267
Total operating expenses	303,695	252,930	220,088

Loss from operations	(129,927)	(102,078)	(82,209)

Other income (expense)
Loss on extinguishment of Notes	(6,457)	—	—
Impairment loss related to cost method investment	—	(1,500)	—
Realized gains on investments and other	69	897	—
Change in fair value of notes payable	(2,387)	(2,600)	—
Interest income	4,470	796	243
Interest expense	(10,814)	(12,333)	(10,874)
Total other income (expense), net	(15,119)	(14,740)	(10,631)

Loss before income tax expense	(145,046)	(116,818)	(92,840)

Income tax expense	2,300	—	—

Net loss	$(147,346)	$(116,818)	$(92,840)

Change in unrealized gain (loss) on marketable securities	(385)	(83)	2

Comprehensive loss	$(147,731)	$(116,901)	$(92,838)

Net loss per share – basic	$(0.74)	$(0.72)	$(0.65)
Net loss per share – diluted	$(0.74)	$(0.72)	$(0.65)

Weighted average shares outstanding – basic	198,490	163,207	142,964
Weighted average shares outstanding – diluted	198,490	163,207	142,964

The accompanying notes are an integral part of these consolidated financial statements.

ARRAY BIOPHARMA INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2015	142,107	$142	$751,073	$5	$(708,567)	$42,653
Shares issued for cash under employee share plans, net	782	1	2,031	—	—	2,032
Employee share-based compensation expense	—	—	7,283	—	—	7,283
Warrants exercised - cashless	223	—	—	—	—	—
Warrants exercised for cash	12	—	46	—	—	46
Issuance of common stock, net of offering costs / At-the-market offering	566	1	2,891	—	—	2,892
Change in unrealized gain on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(92,840)	(92,840)
Balance as of June 30, 2016	143,690	144	763,324	7	(801,407)	(37,932)
Shares issued for cash under employee share plans, net	939	1	2,343	—	—	2,344
Employee share-based compensation expense	—	—	9,965	—	—	9,965
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	436	—	(436)	—
Issuance of common stock, net of offering costs / Public offering	21,160	21	124,171	—	—	124,192
Issuance of common stock, net of offering costs / At-the-market offering	5,519	5	30,054	—	—	30,059
Change in unrealized loss on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(116,818)	(116,818)
Balance as of June 30, 2017	171,308	171	930,293	(76)	(918,661)	11,727
Shares issued for cash under employee share plans, net	4,489	4	19,638	—	—	19,642
Share-based compensation expense	—	—	19,107	—	—	19,107
Issuance of common stock, net of offering costs / Public offering	24,070	24	242,978	—	—	243,002
Issuance of common stock, net of offering costs / At-the-market offering	2,554	3	40,161	—	—	40,164
Extinguishment of 2020 Notes	7,956	8	(15,705)	—	—	(15,697)
Conversion of 2020 Notes	913	1	5,418	—	—	5,419
Issuance of 2024 Notes	—	—	44,110	—	—	44,110
Change in unrealized loss on marketable securities	—	—	—	(385)	—	(385)
Net loss	—	—	—	—	(147,346)	(147,346)
Balance as of June 30, 2018	211,290	$211	$1,286,000	$(461)	$(1,066,007)	$219,743

The accompanying notes are an integral part of these consolidated financial statements.

ARRAY BIOPHARMA INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(147,346)	$(116,818)	$(92,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,236	2,068	1,529
Non-cash interest expense	6,252	7,223	6,375
Share-based compensation expense	19,107	9,965	7,283
Loss on extinguishment and conversion of Notes	6,457	—	—
Realized gain from investments, net	—	(529)	—
Impairment loss related to cost method investment	—	1,500	—
Financing fees on notes payable	—	240	—
Change in fair value of notes payable	3,299	2,600	—
Changes in operating assets and liabilities:
Accounts receivable	(805)	8,023	(32,995)
Prepaid expenses and other assets	(3,067)	6,179	(4,352)
Accounts payable and other accrued expenses	5,716	(1,004)	3,931
Accrued outsourcing costs	465	12,248	1,738
Accrued compensation and benefits	5,390	1,539	1,126
Deferred rent	(33)	1,564	175
Deferred revenue	(17,661)	25,664	37,831
Other long-term liabilities	207	184	109
Net cash used in operating activities	(119,783)	(39,354)	(70,090)

Cash flows from investing activities
Purchases of property and equipment	(1,232)	(3,520)	(3,159)
Proceeds from investment	—	529	—
Purchases of marketable securities	(442,602)	(387,554)	(139,150)
Proceeds from sales and maturities of marketable securities	252,797	332,429	208,336
Net cash provided by (used in) investing activities	(191,037)	(58,116)	66,027

Cash flows from financing activities
Proceeds from the issuance of common stock / Public offering	258,750	132,250	—
Offering costs for the issuance of common stock / Public offering	(15,748)	(8,058)	—
Proceeds from the issuance of common stock / At-the-market offering	41,216	30,790	2,992
Offering costs for the issuance of common stock / At-the-market offering	(1,052)	(731)	(100)
Proceeds from notes payable at fair value	—	10,000	—
Issuance costs for notes payable at fair value	—	(240)	—
Proceeds from employee stock purchases and options exercised	20,775	2,344	2,032
Payment for debt issuance costs	(4,306)	—	—
Payment of Comerica term loan	—	(14,550)	—
Proceeds from the issuance of the SVB term loan	—	15,000	—
Warrants exercised for cash	—	—	46
Net cash provided by financing activities	299,635	166,805	4,970

Net increase (decrease) in cash and cash equivalents	(11,185)	69,335	907
Cash and cash equivalents at beginning of period	125,933	56,598	55,691
Cash and cash equivalents at end of period	$114,748	$125,933	$56,598

Supplemental disclosure of cash flow information
Cash paid for interest	$4,026	$4,386	$4,466
Cash paid for income taxes	$2,300	$—	$—
Change in unrealized gain (loss) on marketable securities	$(385)	$(83)	$2

The accompanying notes are an integral part of these consolidated financial statements.

ARRAY BIOPHARMA INC.
Notes to the Consolidated Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc., together with its wholly owned subsidiary, Yarra Therapeutics, LLC, (collectively referred to as "Array,","we", "us", "our" or "the Company"), is a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. Array BioPharma Inc. was incorporated in the State of Delaware in 1998. Since our founding, we have progressed two drugs through clinical development and received regulatory approval. BRAFTOVI and MEKTOVI were approved by the FDA for commercial sales on June 27, 2018. The FDA approval did not have a material impact on fiscal 2018 financial results, but it is expected to have a material impact on future periods as we will recognize product sales revenues, inventory, and other amounts associated with commercial sales activities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the periods presented. Our management performed an evaluation of our activities through the date of filing of this Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on our historical experience and on various other assumptions that it believes are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact its reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

We believe the consolidated financial statements are most significantly impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration, license and other agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; (iii) estimating the periods over which the allocated consideration for deliverables is recognized; (iv) estimating accrued outsourcing costs for clinical trials and preclinical testing; and (v) estimating the fair value of convertible senior notes and notes payable.

Liquidity

As of June 30, 2018 and 2017, we held cash, cash equivalents and marketable securities totaling $413.4 million and $235.1 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending since inception. As of June 30, 2018, we had an accumulated deficit of $1.1 billion. Our results of operations were net losses for the fiscal years ended June 30, 2018, 2017 and 2016 of $147.3 million, $116.8 million, and $92.8 million, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

Our ability to successfully raise sufficient funds through the sale of debt or equity securities or from debt financing from lenders when needed is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. We also may not successfully consummate new collaboration and license agreements that provide for upfront fees or milestone payments, we may not earn milestone payments or such payments on favorable terms to us, or we may not earn milestone payments under such agreements when anticipated, or at all. Our ability to realize milestone or royalty payments under existing agreements and to enter into new arrangements that generate additional revenue through upfront fees and milestone or royalty payments is subject to a number of risks, many of which are beyond our control.

Our assessment of our future need for funding and our ability to continue to fund our operations are forward-looking statements that are based on assumptions that may prove to be wrong and that involve substantial risks and uncertainties. Our actual future capital requirements could vary as a result of a number of factors.

If we are unable to generate enough revenue from sales of commercial product or through existing or new collaboration and license agreements when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly late phase clinical trials on its wholly-owned or co-development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain upfront license fees needed to fund operations.

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

Notes Payable Fair Value Option

As described further in Note 6 - Debt, in September 2016, we issued Subordinated Convertible Promissory Notes to Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. in the aggregate original principal amount of $10.0 million. The Notes were subsequently amended in August 2017. We have elected the fair value option to account for these notes due to the complexity and number of embedded features. Accordingly, we record these notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the notes were recognized in earnings as incurred and were not deferred. A portion of the change in fair value of the Notes has been presented as Interest Expense on the Consolidated Statements of Operations and Comprehensive Loss.

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

Property and Equipment

Our property and equipment are stated at historical cost less accumulated depreciation. Additions and improvements are capitalized. Certain costs to internally develop software are also capitalized. Maintenance and repairs are expensed as incurred.

Depreciation is computed on the straight-line method and generally corresponds to the following estimated useful lives:

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

Inventory

Inventories are recorded at the lower of cost or estimated realizable value. We determine the cost of inventory using the first-in, first-out, or FIFO, method. We begin to capitalize inventory costs associated with our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. As of June 30, 2018, we had not capitalized a material amount of costs into inventory following the FDA approval of BRAFTOVI + MEKTOVI on June 27, 2018. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we will record a charge to cost of goods sold to write down such unmarketable inventory to zero.

As of June 30, 2018, we had approximately $21.5 million of inventory on hand that was previously expensed as research and development expense.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively "CROs"). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the number of patients in the trial, the attrition rate at which patients leave the trial, and/or the period over which clinical investigators or CROs are expected to provide services. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Convertible Senior Notes

Our 3.00% convertible senior notes due 2020 (retired) and 2.625% convertible senior notes due 2024 are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 470-20, Debt – Debt with Conversion and Other Options. ASC 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as our notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method.

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

For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, we recognize a portion of the payment as revenue when the specific milestone is achieved and the contingency is removed, based on the applicable percentage earned of the estimated research or development effort, or other performance obligations that have elapsed, to the total estimated research and/or development effort attributable to the milestone. In other cases, when a non-substantive milestone payment is attributed to our future research or development obligations, we recognize the revenue on a straight-line basis, or other appropriate method, over the estimated remaining research or development effort. Other contingent event-based payments for which payment is either contingent solely upon the passage of time or the result of collaborator's performance are recognized when earned.

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

We record as revenue amounts received from our license partners for reimbursement of costs we incur where we act as a principal, control the research and development activities, bear credit risk and may perform part of the services required in the transactions, consistent with ASC 605-45-15. Certain collaborators or other counterparties (currently, Novartis, Pierre Fabre and Asahi Kasei) currently provide financial support to us in the form of reimbursement for associated out-of-pocket costs and for a certain amount of Array’s fully-burdened full-time equivalent ("FTE") costs based on an agreed-upon FTE rate. The gross amount of these pass-through reimbursed costs are reported as revenue in the accompanying statements of operations and comprehensive income (loss) in accordance with ASC 605-45-15. The actual expenses for which we are reimbursed are reflected as research and development for proprietary programs or cost of partnered programs, as applicable.

See Note 4 – Collaboration and Other Agreements for further information.

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

Research and development costs primarily consist of personnel related expenses, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing materials for use in clinical trials or in preparation for the commercial launch of BRAFTOVI and MEKTOVI, costs associated with regulatory filings and patents, and other costs to support our research and development operations. Costs to manufacture BRAFTOVI and MEKTOVI were expensed prior to FDA approval and have been capitalized thereafter.

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

Accounting Standards Update ("ASU") Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") was issued in March 2016 and allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In the third quarter of fiscal 2017, we adopted ASU 2016-09 and elected to modify our accounting policy to account for forfeitures as they occur. We applied this change in accounting policy on a modified retrospective basis, with July 1, 2016 as the effective date of adoption. Tax withholdings from vested employee restricted stock units are reported as a reduction from financing cash flows for all periods presented.

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

In addition to United States federal and state income taxes, we also include income tax payments to foreign governments as income tax expense on our consolidated statement of operations and comprehensive loss.

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

Concentration of Business Risks

Significant Partners

The following significant partners contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these partners as a percentage of total revenue was as follows:

	Year Ended June 30,
	2018	2017	2016

Novartis	46.6%	72.3%	80.5%
Aslan	13.2%	—%	—%
Pierre Fabre	12.3%	7.5%	2.7%
Loxo	7.8%	10.8%	9.2%
Total	79.9%	90.6%	92.4%

The loss of one or more of our significant partners could have a material adverse effect on our business, operating results or financial condition. We do not require collateral from our partners, though most pay in advance. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2018.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners are located (in thousands):

	Year Ended June 30,
	2018	2017	2016

North America	$22,397	$24,152	$22,474
Europe	105,276	122,877	114,806
Asia Pacific	46,095	3,823	599
Total	$173,768	$150,852	$137,879

Accounts Receivable

Novartis accounted for 52% of our total accounts receivable balances as of June 30, 2018, compared with 70% as of June 30, 2017. Loxo accounted for 14% of our total accounts receivable balances as of June 30, 2018, compared with 6% as of June 30, 2017. Pierre Fabre accounted for 13% of our total accounts receivable balances as of June 30, 2018, compared with 7% as of June 30, 2017.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on our investments in available-for-sale marketable securities, net of taxes. We display comprehensive loss and its components in our consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. We will adopt the new standard on July 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the consolidated balance sheet or the accompanying notes to the consolidated financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will adopt the new standard on July 1, 2018. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after

December 15, 2017, with early adoption permitted. We will adopt the new standard on July 1, 2018. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will adopt the new standard on July 1, 2018. We do not anticipate ASU 2016-18 will have a material impact on our consolidated financial statements upon adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are evaluating the effect that ASU 2017-11 will have on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We do not expect ASU 2018-07 will have a significant impact on our consolidated financial statements upon adoption.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of June 30, 2018 and 2017 (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$297,965	$—	$(461)	$297,504
Mutual fund securities	235	—	—	235
	298,200	—	(461)	297,739
Long-term available-for-sale securities:
Mutual fund securities	919	—	—	919
	919	—	—	919
Total	$299,119	$—	$(461)	$298,658

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$108,174	$—	$(76)	$108,098
Mutual fund securities	292	—	—	292
	108,466	—	(76)	108,390
Long-term available-for-sale securities:
Mutual fund securities	732	—	—	732
	732	—	—	732
Total	$109,198	$—	$(76)	$109,122

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1, as described in Note 7 - Fair Value Measurements to our financial statements included elsewhere in this Annual Report on Form 10-K.

As of June 30, 2018, the amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$297,965	$297,504
Total	$297,965	$297,504

NOTE 3 – ENCORAFENIB AND BINIMETINIB AGREEMENTS

On March 2, 2015 (the "Effective Date"), we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis Pharma AG and Novartis Pharmaceutical Ltd. and to encorafenib under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to Array a low single digit royalty obligation payable based on net sales of encorafenib and Array received an upfront payment of $85.0 million from Novartis.

On the Effective Date, Novartis Pharma transferred or exclusively licensed to us all assets, including intellectual property, regulatory filings, technology, inventory and contract rights, owned by Novartis Pharma or its affiliates that relate to binimetinib and to encorafenib worldwide. The Novartis Agreements also transferred to us a low single digit royalty obligation payable based on net sales of encorafenib. Also upon the Effective Date, our pre-existing License Agreement with Novartis dated April 19, 2010, under which we licensed development and commercialization rights to binimetinib and other compounds to Novartis was terminated.

In connection with the closing of the Binimetinib Agreement and the Encorafenib Agreement, we and Novartis Pharma entered into two Transition Agreements dated March 2, 2015, one associated with the Binimetinib Agreement and the other associated with the Encorafenib Agreement. Under these agreements, Novartis Pharma and its affiliates provide certain regulatory assistance, development technology transfer, companion diagnostic transfer and other transition services to us in connection with the continued development of encorafenib and binimetinib after the Effective Date. Novartis Pharma will provide substantial financial support to Array under the Transition Agreements for clinical trials involving encorafenib and binimetinib in the form of reimbursement to us for substantially all associated out-of-pocket costs and for one-half of our fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate. As of June 30, 2016, Novartis Pharma had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials.

Novartis Pharma also retained encorafenib and binimetinib supply obligations for all clinical and commercial needs for up to 30 months after the Effective Date and assisted us in the technology and manufacturing transfer of encorafenib and binimetinib. Novartis Pharma provided Array continued clinical supply of several Novartis Pharma pipeline compounds including, LEE011 (CDK 4/6 inhibitor) and BYL719 (α-PI3K inhibitor), for use in currently ongoing combination studies, and possible future studies, including Phase 3 trials, with encorafenib and binimetinib. As of June 30, 2018, Novartis Pharma has no ongoing obligations to supply us with encorafenib and binimetinib.

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

We also entered into a Development and Commercialization Agreement with Pierre Fabre Medicament SAS, (“Pierre Fabre” or "PFM"), which became effective in December 2015 (the "PF Agreement"), pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the United States, Canada, Japan, Korea and Israel. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  As of June 30, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we may hit certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial. Further worldwide development activities of encorafenib and binimetinib are governed by a Global Development Plan (GDP) with Pierre Fabre. We and Pierre Fabre jointly fund worldwide development costs under the GDP, with us covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials in colorectal cancer ("CRC") and melanoma, including the BEACON CRC trial, and we and Pierre Fabre have agreed to commit at least €100 million in combined funds for these studies.

Effective May 31, 2017, we entered into a License, Development and Commercialization Agreement with Ono Pharmaceutical Co., Ltd., (“Ono”), pursuant to which we granted Ono exclusive rights to commercialize encorafenib and binimetinib in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. We retains all rights outside the Ono Territory, as well as the right to conduct development and manufacturing activities in the Ono Territory.

As part of the agreement with Ono, Ono obtained the right to participate in any future global development of encorafenib and binimetinib by contributing 12% of those future costs. Ono is responsible for seeking, and for any development of encorafenib and binimetinib specifically necessary to obtain, regulatory and marketing approvals for products in the Ono Territory. We will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by us and Ono, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with encorafenib and binimetinib in certain indications in the Ono Territory.

NOTE 4 – COLLABORATION AND OTHER AGREEMENTS

The following table summarizes our total revenues for the periods indicated (in thousands):

	Year Ended June 30,
	2018	2017	2016

Novartis (1)	$80,958	$108,997	$110,930
ASLAN	23,000	—	—
Pierre Fabre	21,318	11,288	3,724
Loxo	13,588	16,359	12,635
Ono	12,087	306	—
Asahi Kasei	11,008	3,519	600
Mirati	6,385	4,501	3,557
Other partners	5,424	5,882	6,433
Total revenue	$173,768	$150,852	$137,879

(1) Includes $81.0 million, $107.2 million, and $107.3 million of reimbursement revenue consisting of FTE and out-of-pocket costs that are reimbursable by Novartis under the Novartis Agreements during the years ended June 30, 2018, 2017, and 2016, respectively. See Note 3 for a discussion of our arrangement with Novartis.

Loxo Oncology, Inc.

In July 2013, We entered into a Drug Discovery Collaboration Agreement with Loxo and granted Loxo exclusive rights to develop and commercialize certain Array-invented compounds targeted at the tropomyosin kinase ("TRK") family of receptors, including larotrectinib, which is currently in Phase 2 / registration clinical trials. In November 2013, April 2014, October 2014, March 2015, and February 2016, we and Loxo amended the agreement to expand the research activities under the agreement. Under the terms of the amended agreement, Loxo is funding further discovery and preclinical programs to be conducted by us, including LOXO-195, a next generation selective TRK inhibitor, LOXO-292, a RET inhibitor, and FGFR programs, during the remainder of the five-year discovery research phase. The research phase ends in September 2018. In addition, Loxo funds further discovery and preclinical research conducted by us directed at other targets during the research phase of the agreement. Loxo is responsible for all additional preclinical and clinical development and commercialization.

The Drug Discovery Collaboration Agreement with Loxo contains substantive potential milestone payments of up to $11.0 million for three remaining development milestones and up to $635.0 million for the achievement of twenty-three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the United States, the European Union and Japan.

Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we are obligated to deliver three non-contingent deliverables related to the Loxo agreement.  These deliverables are (i) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (ii) an exclusive worldwide license granted to Loxo to certain of our technology and our interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (iii) participation on the JRC. The Loxo agreement provides for no general right of return for any non-contingent deliverable. All of the identified non-contingent deliverables meet the separation criteria; therefore, they are each treated as separate units of accounting. Delivery of the research services and JRC participation obligations will be completed throughout the remainder of the 5-year research discovery program term, which ends in September 2018. The license deliverable was complete as of September 30, 2013.

To determine the stand-alone value of the license, we considered our negotiation discussions with Loxo that led to the final terms of the agreement, publicly-available data for similar licensing arrangements between other companies and the economic terms of previous collaborations we have entered into with other partners. We also considered the estimated valuation of the preferred shares performed by an independent third-party and concluded that this value reasonably approximated the estimated selling price of the related license. We determined a selling price for the research services deliverable using our established annual FTE rate, which represents vendor-specific objective evidence for any FTE costs related to activities to be performed by our scientists. We determined an estimated selling price for the JRC deliverable by estimating the time required for our scientists to perform their obligations and utilized our established FTE rate for research services as an estimate of what we would bill for this time if we sold this deliverable on a stand-alone basis.

The remaining consideration under the amended Loxo agreement, which Loxo pays to us in advance quarterly payments, is allocated between the research services and JRC participation deliverables and is recognized as the services are rendered throughout the research discovery program term. We had deferred revenue balances of $2.4 million and $2.7 million for Loxo at June 30, 2018 and 2017, respectively.

The amended Loxo agreement will continue on a country-by-country basis until the termination of the royalty payment obligations, unless terminated earlier by the parties in accordance with its terms. The agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the agreement, provided that, so long as Loxo is reasonably able to pay its debts as they are due, we will only be entitled to seek monetary damages, and will not have the right to terminate the amended agreement in the event of Loxo's breach after expiration of the discovery program term. Loxo also has the right to terminate the amended agreement or to terminate discovery research with respect to any targets under development with six months' notice to us. If Loxo terminates the amended agreement for convenience, all licenses granted to Loxo will terminate and we will have all rights to further develop and commercialize the licensed programs. The period of exclusivity to be observed by us under the amended Loxo agreement will continue as long as Loxo either has an active research and/or development program for a target and the program could result in the receipt of milestones or royalties under the program by us, or as long as Loxo is commercializing a product for a target under the amended agreement.

Pierre Fabre

On November 10, 2015, we entered into an agreement with Pierre Fabre (the "PF Agreement") pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the United States, Canada, Japan, Korea and Israel, where we retain our ownership rights (subject to rights granted to Ono under the agreement with Ono). The PF Agreement satisfies our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

The PF Agreement closed in December 2015. All clinical trials involving encorafenib and binimetinib that were ongoing or planned at the Effective Date, including the NEMO and COLUMBUS trials and other then-ongoing Novartis sponsored and investigator sponsored clinical studies, continue to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities will be governed by a Global Development Plan (GDP) with Pierre Fabre. Pierre Fabre and the Company will jointly fund worldwide development costs under the GDP, with the Company covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials in colorectal cancer (CRC) and melanoma, including the BEACON CRC trial, and we and Pierre Fabre have agreed to commit at least €100 million in combined funds for these studies.

Pierre Fabre is responsible for seeking regulatory and pricing and reimbursement approvals in the European Economic Area and its other licensed territories. We and Pierre Fabre will also enter into a clinical and commercial supply agreement pursuant to which we will supply or procure the supply of clinical and commercial supplies of drug substance and drug product for Pierre Fabre, the costs of which will be borne by Pierre Fabre. We have also agreed to cooperate with Pierre Fabre to ensure the supply of companion diagnostics for use with encorafenib and binimetinib in certain indications.

Each party has also agreed not to distribute, sell or promote competing products in each party’s respective markets during a period of exclusivity. Each party has also agreed to indemnify the other party from certain liabilities specified in the Agreement.

In connection with the PF Agreement, we received $30.0 million as an up-front payment during the year ended June 30, 2016. The terms of the PF Agreement include substantial ongoing collaboration and cost-sharing activities between the companies, and require us to perform future development and commercialization activities. In accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the PF Agreement is a multi-deliverable arrangement with the following deliverables: (1) the license rights, and (2) clinical development and other services.

We determined that the license granted to PF does not have stand-alone value apart from the services that we will provide. Accordingly, non-refundable upfront amounts received under the PF agreement are recorded as deferred revenue and are being recognized on a straight-line basis over ten years, the period during which management expects that substantial development activities will be performed. License revenue recognized under this agreement was $3.0 million for each of the years ended June 30, 2018 and 2017, respectively; at June 30, 2018 and 2017 deferred revenue associated with this agreement was approximately $22.4 million and $25.4 million, respectively. Collaboration revenue of $18.3 million and $8.3 million was recognized for Pierre Fabre's share of co-development costs incurred during fiscal years 2018 and 2017, respectively.

The PF Agreement contains substantive potential milestone payments of up to $25.0 million for achievement of two regulatory milestones relating to European Commission marketing approvals for two specified indications and of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement.

Mirati Therapeutics, Inc.

We are party to an agreement with Mirati Therapeutics, Inc. ("Mirati") effective April 2016, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the agreement and Array received a $2.5 million option exercise fee and receives additional fees as reimbursement for research and development services. In June 2017, we and Mirati entered into a second agreement related to a different target in exchange for an up-front payment of $2.0 million that was received in June 2017 which was recognized as revenue over the subsequent twelve-month period. During April 2018, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the second agreement for which we received $2.0 million and will receive additional fees as reimbursement for research and development services.

In accordance with the revenue recognition criteria under ASC Topic 605, we determined that the Mirati agreements are multi-deliverable arrangements with multiple deliverables: (1) the license rights, (2) services related to obtaining enhanced intellectual property rights through the issuance of particular patents and (3) clinical development services. We determined that the licenses granted under the Mirati Agreements do not have stand-alone value apart from the services we will provide.  Accordingly, the Option Exercise Fee, received in the quarter ended June 30, 2016, is recorded as deferred revenue and is being recognized on a straight-line basis over three years, the period during which management expects that substantial development activities will be performed. Revenue recognized under these agreements was $6.4 million and $4.5 million for the years ended June 30, 2018 and June 30, 2017, respectively; at June 30, 2018 and 2017 deferred revenue associated with this agreement was approximately $2.5 million and $4.2 million.

The Mirati Agreements contain substantive potential milestone payments of up to $18.5 million for eight remaining developmental milestones and up to $674.0 million for the achievement of fourteen commercialization milestones related to two drug compounds if certain net sales amounts are achieved in the United States, the European Union and Japan.

Dr. Charles Baum, a current member of our Board of Directors, is the President and Chief Executive Officer of Mirati.

Ono Pharmaceutical Co., Ltd.

Effective May 31, 2017, we entered into a License, Development and Commercialization Agreement (the “Ono Agreement”) with Ono, pursuant to which we granted Ono exclusive rights to commercialize encorafenib and binimetinib in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. Array retains all rights outside the Ono Territory, as well as the right to conduct development and manufacturing activities in the Ono Territory.

Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million, and we retain all rights to conduct, either on our own or through third parties, all clinical studies and file related regulatory filings with respect to encorafenib and binimetinib and to develop, manufacture and commercialize encorafenib and binimetinib outside the Ono Territory (subject to rights we have granted to Pierre Fabre in certain countries). We are entitled to receive potential milestone payments of up to ¥900.0 million for achievement of two remaining development milestones, ¥5.0 billion for the achievement of eight regulatory milestones relating to certain Marketing Authorization Application filings and approval in Japan for two specified indications, and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of June 30, 2018, ¥1.0 billion was the equivalent of approximately $9.0 million.

All ongoing clinical trials involving encorafenib and binimetinib, including the BEACON CRC and COLUMBUS trials, continue as planned as of the effective date of the Ono Agreement, and Ono is entitled to the data derived from such studies. As part of the Ono Agreement, Ono obtained the right to participate in any future global development of encorafenib and binimetinib by contributing 12% of those future costs. Ono is responsible for seeking, and for any development of encorafenib and binimetinib specifically necessary to obtain, regulatory and marketing approvals for products in the Ono Territory. We will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by Array and Ono, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with encorafenib and binimetinib in certain indications in the Ono Territory.

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

We determined that the license granted to Ono does not have stand-alone value apart from the services that Array will provide.  Accordingly, the non-refundable $31.5 million upfront under the Ono Agreement is recorded as deferred revenue and is being recognized on a straight-line basis over 8.5 years, the period during which management expects that substantial development activities will be performed.  License and milestone revenue recognized under this agreement was $12.0 million and $0.3 million for the years ended June 30, 2018 and 2017, respectively; at June 30, 2018 and 2017, deferred revenue associated with this agreement was approximately $27.6 million and $31.2 million, respectively. We incurred foreign currency exchange losses related to the upfront payment in the amount of $0.3 million during fiscal 2017, which was expensed as realized. We did not incur any material foreign currency exchange gains or losses related to the milestone payments that we received from Ono during fiscal 2018.

ASLAN

On January 3, 2018, we entered into a License Agreement (the “License Agreement”) with ASLAN, a Singapore corporation, pursuant to which we granted ASLAN full global rights to develop, manufacture and commercialize varlitinib (ARRY-543), a HER2 / EGFR inhibitor invented by Array. The License Agreement replaces and supersedes the Collaboration and License Agreement dated July 12, 2011, between us and ASLAN in which ASLAN was responsible for the development of varlitinib to proof-of-concept and for the identification of a partner to complete phase 3 development and commercialization of varlitinib. The terms of the new License Agreement grant ASLAN exclusive global rights to develop, commercialize and sublicense varlitinib. We received a $23.0 million upfront payment during fiscal 2018. Pursuant to the accounting guidance for revenue recognition for multiple-element arrangements, we determined that the exclusive license is the only deliverable with stand-alone value under the License Agreement. The fixed and determinable upfront consideration of $23.0 million was allocated to the license and was recognized as license revenue in January 2018.

The ASLAN License Agreement contains substantive potential milestone payments of up to $30.0 million for the achievement of five developmental milestones, $20.0 million for achievement of one regulatory milestone relating to marketing approval and of up to $55.0 million for achievement of four commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement.

Asahi Kasei Pharma

In March 31, 2016, we announced a strategic collaboration with Asahi Kasei Pharma Corporation ("AKP") to develop and commercialize select Tropomyosin receptor kinase A (TRKA) inhibitors, including Array-invented ARRY-954, for pain, inflammation and other non-cancer indications.

We received a $12.0 million up-front payment in April 2016 and may receive cost sharing payments, up to $62.5 million in additional development and commercialization milestone payments, and up to double-digit royalties on future sales. We retain full commercialization rights for all compounds in all indications in territories outside of Asia and within Asia retain full rights to cancer indications for all compounds excluding those being developed by AKP.

In accordance with the revenue recognition criteria under ASC Topic 605, We determined that the AKP agreement is a multi-deliverable arrangement with the following deliverables: (1) the license rights and (2) clinical development and other services. We determined that the license granted to AKP does not have stand-alone value apart from the services we will provide.  Accordingly, non-refundable upfront amounts received under the AKP agreement were recorded as deferred revenue and were initially recognized on a straight-line basis over five years, the period during which management expected that substantial development activities will be performed. During fiscal 2018, we concluded that we had completed all remaining deliverables under the AKP agreement and recognized all associated previously deferred license revenue. License revenue recognized under this agreement was $10.0 million and $2.4 million for the years ended June 30, 2018 and 2017, respectively; at June 30, 2018 and 2017 deferred revenue associated with this agreement was zero and $9.0 million, respectively. Collaboration revenue recognized under this agreement was $1.0 million and $1.1 million for the years ended June 30, 2018 and 2017, respectively.

Potential future milestone payments under the AKP agreement include up to $8.0 million for the achievement of two development milestones, $2.0 million related to the achievement of one regulatory milestones for up to four drug candidates and up to $52.5 million for a milestone payment at the time of the first commercial sale and the achievement of three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates.

Other Collaboration Arrangements

In addition to the collaboration arrangements described above, we have entered into a number of additional collaborative arrangements that include the potential for us to receive future milestone payments of up to $149.0 million for development milestones, up to $20.5 million for regulatory milestones, up to $478.0 million for sales milestones over a period of several years in addition to royalties on potential future product sales. The Company's ability to receive payments under these collaborations is contingent upon both our and our collaboration partners' continued involvement in the programs and the lack of any adverse events which could cause the discontinuance of the programs.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,
	2018	2017

Furniture and fixtures	$2,791	$2,701
Equipment	26,814	26,493
Computer hardware and software	17,009	16,994
Leasehold improvements	18,105	17,434
Property and equipment, gross	64,719	63,622
Less: accumulated depreciation	(57,591)	(55,490)
Property and equipment, net	$7,128	$8,132

NOTE 6 – DEBT

Outstanding debt consists of the following (in thousands):

	June 30,
	2018	2017
Notes payable at fair value (current)	$15,899	$—
Notes payable at fair value (non-current)	$—	$12,600

Silicon Valley Bank term loan (1)	$16,200	$16,200
2020 convertible senior notes	—	132,250
2024 convertible senior notes	126,060	—
Long-term debt, gross	142,260	148,450
Less: Unamortized debt discount and costs	(46,384)	(27,145)
Long-term debt, net	95,876	121,305
Less: Current portion	(2,500)	—
Long-term debt, non-current portion	$93,376	$121,305
(1) Outstanding debt owed to Silicon Valley Bank includes a $1.2 million final payment fee.

Redmile Notes Payable

On September 2, 2016, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. (collectively, “Redmile”) pursuant to which we issued to Redmile Subordinated Convertible Promissory Notes (the “Notes”) in the aggregate original principal amount of $10.0 million. The Notes bear interest at the rate of 5% per annum. Unless converted or otherwise repaid or satisfied as described below, the principal amount and all accrued interest thereon plus an aggregate exit fee of $3.0 million (the “Repayment Amount”) was to be due and payable on September 2, 2017 (the “Maturity Date”).

On August 7, 2017, we entered into an amendment to the Notes issued to Redmile pursuant to which the maturity date of the Notes was extended to August 6, 2018 (the "Maturity Date") and the exit fee of the Notes was increased from $3.0 million to an amount equal to 50%, or $5.0 million, of the principal amount under the Notes. We evaluated our debt amendments under ASC 470 and determined that the amendments do not qualify as a troubled debt restructuring or an extinguishment and therefore the effects of the August 2017 amendments were reflected as a change in fair value.

We repaid the Notes when due on August 6, 2018. See Note 16 - Subsequent Event for further information.

Conversion of the Notes

The Notes contemplated that, solely at our choice, we may elect to form a subsidiary (the “797 Subsidiary”) and contribute certain assets and rights relating to our drug ARRY-797 in exchange for all of the outstanding equity of such 797 Subsidiary. In such event, and if a preferred stock financing of the 797 Subsidiary of at least $10.0 million in aggregate gross proceeds (excluding conversion of the Note) to bona fide institutional investors other than the Note holders (a “Qualified Financing”) closed prior to the Maturity Date, then all outstanding principal and accrued interest under the Notes would convert automatically into the shares of capital stock issued in the Qualified Financing at a conversion price equal to the lesser of (A) 80% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurred on or prior to March 1, 2017, or 70% of the purchase price of the securities sold in the Qualified Financing if the closing of the Qualified Financing occurred after March 1, 2017, and (B) the price per share calculated in the same manner as the price per share of equity securities sold in the Qualified Financing, but instead based on a pre-money valuation of the 797 Subsidiary of $75.0 million.

If we had not formed the 797 Subsidiary by the Maturity Date or, if a 797 Subsidiary was formed and a Qualified Financing had not closed on or prior to the Maturity Date, then we would have had the right to convert, on the Maturity Date, the Repayment Amount into shares of a newly established series of our preferred stock, to be designated as Series A Convertible Preferred Stock, at a conversion price equal to the average daily volume-weighted average price per share of our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the Maturity Date. The shares issued upon any such conversion would have been subject to an aggregate cap equal to 19.99% of the outstanding shares of our common stock, on an as-converted basis, on the Maturity Date.

Accounting for the Notes

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, we elected to account for the Notes and all the embedded features under the fair value option, which records the Notes at fair value rather than at historical cost, with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of September 2, 2016, the fair value of the Notes was estimated at $10.0 million. On August 7, 2017 when the Notes were amended, the fair value of the Notes was estimated at $12.0 million. Upfront costs and fees related to items for which the fair value option was elected were $0.2 million and were recorded as a component of other expenses for the twelve months ended June 30, 2017. As of June 30, 2018, the fair value of the Notes was $15.9 million. An increase in fair value of $3.3 million and $2.6 million is reflected on the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2018 and 2017, respectively, as change in fair value of notes payable and interest expense. For more information on the fair value determination of the Notes, see Note 7 - Fair Value Measurements.

Silicon Valley Bank Term Loan

On December 22, 2016 (the "Effective Date") we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $15.0 million (the “Term Loan Amount”) and a revolving line of credit of up to $5.0 million (“Revolving Line”). We may request advances under the revolving line of credit, which may be repaid and reborrowed, or utilize the line of credit for the issuance of letters of credit, foreign exchange contracts or other cash management services. We utilized $14.6 million of the proceeds from the term loan to repay in full our outstanding obligations under a loan from Comerica Bank. The entire Term Loan Amount was loaned on the Effective Date, and we have obtained a letters of credit in the aggregate amount of $2.9 million to secure our obligations under its lease agreement for our Boulder, Colorado and Cambridge, Massachusetts facilities. The cost of the term loan approximates its fair value.

The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and the principal amount of any advances outstanding under the revolving line bear interest at a floating per annum rate equal to the prime rate. The interest rate was 3.00% as of June 30, 2018. We must make monthly payments of interest under the term loan commencing January 1, 2017 until maturity and, commencing on January 1, 2019 and monthly thereafter, we must also make payments of principal under the term loan based on a 36-month amortization schedule. Payments of accrued interest on any advances outstanding under the revolving line of credit are payable monthly. A final payment of accrued interest and principal due on the term loan and on any outstanding advances is due on the maturity date of December 1, 2021. As of June 30, 2018 and 2017, the outstanding principal amount under the term loan classified as a current liability in our consolidated balance sheets was $2.5 million and zero, respectively.
The Loan Agreement provides for a revolving line commitment fee of $50 thousand, payable in five equal installments from the Effective Date and an unused revolving line facility fee equal to 0.2% per annum of the average unused portion of the Revolving Line. Upon repayment or acceleration of the term loan, a final payment fee equal to 8.0% of the Term Loan Amount is payable. The final payment fee of $1.2 million is being recognized on a straight line basis over the term of the loan and is being reflected as debt discount. If the term loan is prepaid or accelerated prior to the maturity date, we must also pay a fee equal to (i) 2.0% of the Term Loan Amount if such prepayment or acceleration occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.0% of the Term Loan Amount if such prepayment or acceleration occurs after the first anniversary of the Effective Date. If the revolving line is terminated prior to the maturity date for any reason, we must pay a termination fee equal to (i) 2.0% of the Revolving Line if such termination occurs on or prior to the first anniversary of the Effective Date, or (ii) 1.0% of the Revolving Line if such termination occurs after the first anniversary of the Effective Date.
We granted SVB a first priority security interest in all assets other than our intellectual property, provided that accounts and proceeds of our intellectual property constitute collateral and we have agreed not to encumber our intellectual property without SVB’s consent. The Loan Agreement contains customary covenants, including restrictions on changes in control of the Company, the incurrence of additional indebtedness, future encumbrances on our assets, the payment of dividends or distributions on our common stock and the sale, lease, transfer or disposition of encorafenib and binimetinib outside of certain markets if our cash and cash equivalents maintained with SVB fall below certain levels. In addition, we must maintain a liquidity ratio, defined as (i) our unrestricted cash and cash equivalents maintained at SVB or its affiliates plus eligible accounts divided by (ii) all outstanding obligations owed to SVB, of at least 2.0 to 1.0, measured monthly.
Upon an event of default under the Loan Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Loan Agreement, including payment of all applicable termination and prepayment fees, demand that we deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Loan Agreement and at law or in equity.
On August 10, 2018, we entered into an Amended and Restated Loan and Security Agreement with SVB providing for a term loan in the original principal amount of $50.0 million and maintaining our existing revolving line of credit with SVB. See Note 16 for additional information related to our Amended and Restated Loan and Security Agreement with SVB.

3.00% Convertible Senior Notes Due 2020 (Retired)

On June 10, 2013, through a registered underwritten public offering, we issued and sold $132.3 million aggregate principal amount of 3.00% convertible senior notes due 2020 (the "Notes"), resulting in net proceeds us of approximately $128.0 million after deducting the underwriting discount and estimated offering expenses. As described below, in December 2017, we completed an exchange with certain holders of the 2020 Notes of $126.1 million in principal of the 2020 Notes for an equal principal amount of newly issued 2.625% convertible senior notes due 2024 and for shares of our common stock. The holders of the remaining 2020 Notes elected to convert all remaining outstanding 2020 Notes into shares of our common stock in December 2017.

The Notes were the general senior unsecured obligations of Array. The Notes bore interest at a rate of 3.00% per year, payable semi-annually on June 1 and December 1 of each year with all principal due at maturity. The 2020 Notes were scheduled to mature on June 1, 2020, unless earlier converted by the holders or redeemed by us.

The fair value of the Notes was $180.1 million at June 30, 2017 and was determined using Level 2 inputs based on their quoted market values.

Exchange and Conversion of 2020 Notes

On November 16 and November 20, 2017, we entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with a limited number of holders (“Noteholders”) of our outstanding 2020 Notes, pursuant to which we agreed to exchange (the “Exchanges”) approximately $126.1 million in aggregate principal amount of 2020 Notes held by the Noteholders for (i) an aggregate of 8.0 million shares of our Common Stock (collectively, the “Exchange Shares”), and (ii) an aggregate of $126.1 million in aggregate principal amount of its newly issued 2.625% Convertible Senior Notes due 2024 (the “2024 Notes”). As a result of the Exchanges, the fair value of the common shares issued in the Exchanges and the reacquisition of the previously recorded conversion option on the 2020 Notes were recorded in stockholder's equity. The net impact of these two items was a reduction to stockholder's equity of $15.7 million.

Upon completion of the Exchanges on December 1, 2017, the aggregate principal amount of the 2020 Notes was reduced to approximately $6.2 million. On December 4, 2017, we issued a notice of redemption to the remaining holders of the remaining 2020 Notes, pursuant to which we would redeem the outstanding 2020 Notes for cash unless the holders of such 2020 Notes notified us of their intention to convert their 2020 Notes into shares of our common stock based on the conversion rate then in effect. As of December 31, 2017, holders of the remaining 2020 Notes had converted such 2020 Notes into an aggregate of 0.9 million shares of our common stock representing full retirement of our obligations under the 2020 Notes. We accounted for the exchange of the 2020 Notes for the 2024 Notes and conversion of the 2020 Notes as debt extinguishments in accordance with ASC 470 and as a result recorded a $6.5 million loss on extinguishment for the three months ended December 31, 2017. The amount recorded to stockholder's equity related to this conversion was $5.4 million in December 2017.

2.625% Convertible Senior Notes Due 2024

The 2024 Notes issued on December 1, 2017 in the Exchanges are our direct unsecured obligations and rank equal in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness, including the Redmile Notes. The 2024 Notes are effectively subordinated to any of our existing and future secured indebtedness, including our indebtedness under its loan and security agreement with Silicon Valley Bank, to the extent of the value of our assets that secure such indebtedness.

The 2024 Notes will mature on December 1, 2024 and bear interest at a rate of 2.625%, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2018.

Prior to September 1, 2024, holders may convert the 2024 Notes only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2017, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (3) if we call the 2024 Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate events specified in the Indenture dated December 1, 2017 (the "Indenture") with The Bank of New York Mellon Trust Company, N.A., trustee of the 2024 Notes (the "Trustee"). On or after September 1, 2024 until the close of business on the scheduled trading day immediately prior to the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the holders will receive, at our option, shares of our common stock, cash or a combination of shares and cash. The 2024 Notes will be convertible at an initial conversion rate of 64.6987 shares per $1,000 in principal amount of 2024 Notes, equivalent to a conversion price of approximately $15.46 per share, subject to certain adjustments set forth in the Indenture.

Upon the occurrence of a fundamental change (as defined in the Indenture) involving Array, holders of the 2024 Notes may require us to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

On or after December 8, 2021 and prior to September 1, 2024, we may redeem for cash all or part of the outstanding 2024 Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption.  The redemption price will equal 100% of the principal amount of the 2024 Notes to be redeemed, plus all accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary terms and covenants and events of default. If an event of default (as defined in the Indenture) occurs and is continuing, the Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the 2024 Notes then outstanding by notice to us and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy or insolvency events (as set forth in the Indenture), 100% of the principal of, premium, if any, and accrued and unpaid interest on the 2024 Notes will automatically become due and payable. Notwithstanding the foregoing, if Array fails to comply with certain reporting covenants under the Indenture, we may elect to pay additional interest on the Notes as the sole remedy for such a default.

The Indenture provides that we shall not amalgamate or consolidate with or merge with or into another person, or convey, transfer or lease its properties and assets substantially as an entirety to another person, unless (a) the successor person, if any, is a corporation organized and existing under the laws of the United States, any state of the United States or the District of Columbia and expressly assumes by supplemental indenture all of our obligations under the 2024 Notes and the Indenture; (b) immediately after giving effect to the transaction, no default or event of default shall have occurred and be continuing; (c) we shall have undertaken commercially reasonable efforts to restructure the 2024 Notes so that, after any such transaction is given effect, any conversion of the 2024 Notes would be exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof; (d) we shall have delivered to the Trustee an officers’ certificate and an opinion of counsel, each stating that such transaction and such supplemental indenture (if any) comply with the Indenture; and (e) other conditions specified in the Indenture are met.

In accordance with ASC 470-20, we used an effective interest rate of 9.75% to determine the liability component of the 2024 Notes. This resulted in the recognition of $80.4 million as the liability component of the 2024 Notes and the recognition of the residual $45.7 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2024 Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date, and are reflected in our consolidated balance sheets for all periods presented on a consistent basis with the debt discount. The debt discount and debt issuance costs will be amortized as non-cash interest expense through December 1, 2024. The balance of unamortized debt issuance costs was $2.6 million as of June 30, 2018.

The fair value of the 2024 Notes was approximately $169.0 million at June 30, 2018 and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Year Ended June 30,
	2018	2017	2016
Comerica Term Loan (1)
Simple interest	—	250	501
Amortization of prepaid fees paid for letters of credit	—	2	31
Total interest expense on the Comerica term loan	—	252	532
Silicon Valley Bank Term Loan
Simple interest	390	152	—
Amortization of debt discount	324	163	—
Amortization of prepaid fees for line of credit	114	85	—
Total interest expense on the Silicon Valley Bank term loan	828	400	—
Convertible Senior Notes
Contractual interest	3,559	3,968	3,967
Amortization of debt discount	5,600	6,681	6,033
Amortization of debt issuance costs	328	379	342
Total interest expense on convertible senior notes	9,487	11,028	10,342
Other Debt
Simple interest	$499	$413	$—
Fees paid	—	240	—
Total interest expense on other debt	499	653	—
Total interest expense	$10,814	$12,333	$10,874
(1) Previous term loan that was repaid in December 2016 using proceeds from the Silicon Valley Bank term loan.

Debt Repayment Schedule

We are required to make principal payments for our long-term debt as follows during the fiscal years ending June 30 (in thousands):

Principal Due

2019 (1)	$12,500
2020	5,000
2021	5,000
2022 (2)	2,500
2023	—
Thereafter	126,060
$151,060
     (1) Principal payments exclude $5.0 million Note Payable exit fee.
(2) Principal payments exclude $1.2 million Silicon Valley Bank term loan final payment fee.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table shows the fair value of our financial instruments classified into the fair value hierarchy and measured on a recurring basis on the balance sheets as of June 30, 2018:

	Fair Value Measurement as of June 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Current assets
U.S. treasury securities	297,504	—	—	297,504
Mutual fund securities	235	—	—	235
Long-term assets
Mutual fund securities	919	—	—	919

Liabilities
Notes payable, at fair value	—	—	15,899	15,899

	Fair Value Measurement as of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Current Assets
U.S. treasury securities	108,098	—	—	108,098
Mutual fund securities	292	—	—	292
Long-term Assets
Mutual fund securities	732	—	—	732

Liabilities
Notes payable, at fair value	—	—	12,600	12,600

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1.

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the fiscal year ended June 30, 2018, comprising the Redmile Notes described below:

($ in thousands)	2018	2017
Balance at July 1,	$12,600	$—
Additions during the period	—	10,000
Change in fair value	3,299	2,600
Balance at June 30,	$15,899	$12,600

Redmile Notes

To measure the fair value of the Notes issued to Redmile, we were required to determine the fair value of the principal amount on the Notes and the conversion feature of the Notes. As of June 30, 2017, we utilized a Monte Carlo simulation to determine the method of payment of the principal amount by potential outcome and scenario, and applied the income approach to determine the fair value of the Notes, discounting the principal amount due under the Notes by market interest rates under potential scenarios. The Monte Carlo simulation utilized the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. The assumptions we used in the simulation were based on factors we believed that participants would use in pricing the liability components, including market interest rates, credit standing, yield curves, volatilities, and risk-free rates, all of which are defined as Level 3 observable inputs.

To measure the fair value of the conversion feature of the Notes issued to Redmile, we performed an analysis to estimate the pre-money value of the 797 Subsidiary. We then applied the pre-money value of the 797 Subsidiary to the conversion scenarios under the Notes to determine the fair value of the conversion feature.

We incorporated estimated volatilities and risk-free rates on the principal amount of the Notes into the Monte Carlo simulation under each potential scenario and weighted volatility and rates based on the probability of each scenario occurring. Subsequently, estimated implied interest rates were applied to the principal amount of these Notes under potential scenarios and were weighted based on the probability of each scenario occurring.

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

As of June 30, 2018, we expect to repay the Notes when due on August 6, 2018 and calculated the fair value of the Notes based on the present value of future cash flow. See Note 16 - Subsequent Event for further information.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancellable operating leases that expire through 2025. Our most significant lease in Boulder, Colorado was amended during the 2015 fiscal year, expires on March 31, 2025 and includes an option to extend the lease for up to two terms of five years each. We are currently leasing approximately 141 thousand square feet. In addition to minimum lease payments, we are contractually obligated under our lease agreements to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Future minimum rental commitments for our operating leases, by fiscal year and in the aggregate, as of June 30, 2018, are (in thousands):

Rental Payments

2019	$4,288
2020	4,397
2021	4,483
2022	4,534
2023	4,549
Thereafter	7,594
$29,845

Our facilities rent expense was as follows (dollars in thousands):

	Year Ended June 30,
	2018	2017	2016

Cash paid for rent	$4,454	$4,027	$4,785
Deferred rent credits	(472)	(590)	(1,270)
Rent expense, net	$3,982	$3,437	$3,515

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock Offering

On October 3, 2016, we closed an underwritten public offering of 21.2 million shares of its common stock, which included 2.8 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $6.25 per share. The total net proceeds from the offering were $124.2 million, after underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from this offering to fund research and development efforts, including clinical trials for our proprietary candidates, and for general corporate purposes.

On September 19, 2017, we closed an underwritten public offering of 24.1 million shares of our common stock, which included $3.1 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $10.75 per share. The total net proceeds from the offering were $243.0 million, after underwriting discounts and commissions and offering expenses of approximately $15.7 million. We intend to use the net proceeds from this offering to fund research and development efforts, including clinical trials for our proprietary candidates, build and scale our commercial capabilities, and for general working capital and corporate purposes.

At-the-Market Equity Offering

We entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which was subsequently amended to permit the sale by Cantor, acting as our sales agent, of up to $75.0 million in additional shares of our common stock from time to time in an at-the-market offering ("ATM Offering) under the Sales Agreement. All sales of shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We paid Cantor a commission of approximately 2% of the aggregate gross proceeds we received from all sales of our common stock under the Sales Agreement. We received net proceeds on sales under the Sales Agreement of approximately $40.2 million at a weighted average price of $16.14 during the twelve months ended June 30, 2018, which resulted in full utilization of the $75.0 million authorized amount under the Sales Agreement.

Effective May 9, 2018, we entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the we may, from time to time, sell up to $125.0 million in shares of our common stock through Cantor, acting as our sales agent and/or principal, in an ATM Offering. We are not required to sell shares under the Sales Agreement. We will pay Cantor a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares authorized under the Sales Agreement or May 9, 2021. As of June 30, 2018, no sales have occurred pursuant to the 2018 Sales Agreement.

The following table summarizes our total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

	Year Ended June 30,
	2018	2017

Total shares of common stock sold	2,554	5,519
Weighted average price per share	$16.14	$5.58
Gross proceeds	$41,216	$30,790
Commissions earned by Cantor and other costs	$1,052	$731

NOTE 10 – SHARE-BASED COMPENSATION

Stock Option and Incentive Plan

In September 2000, our Board of Directors approved the Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan"). As of June 30, 2018, up to 36 million shares of common stock are reserved for future issuance under the Option and Incentive Plan to our eligible employees, consultants and directors. Of the shares available for future issuance, 610 thousand are available for issuance as incentive stock options. The remaining shares can be used for other awards. In addition, the Option and Incentive Plan provides for the reservation of additional authorized shares on any given day in an amount equal to the difference between:

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

Total share-based compensation expense recorded for equity awards issued pursuant to the Option and Incentive Plan and for shares issued under the ESPP for the years ended June 30, 2018, 2017 and 2016 consisted of:

	Year Ended June 30,
	2018	2017	2016
Awards issued to employees	$18,227	$9,965	$7,283
Other non-employee awards	880	—	—
Total share-based compensation expense	$19,107	$9,965	$7,283

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
Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Year Ended June 30,
	2018	2017	2016

Risk-free interest rate	1.6% - 2.7%	1.1% - 2.1%	1.3% - 1.8%
Expected option term in years	3.8 - 4.1	4.0 - 5.5	5.5 - 6.25
Expected volatility	66.1% - 67.4%	57.0% - 66.8%	55.7% - 60.1%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$6.00	$4.46	$1.95

The following table summarizes our stock option activity under the Option and Incentive Plan for the year ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at June 30, 2017	14,844,028	$5.57
Granted	5,232,689	$11.77
Exercised	(4,113,135)	$5.24
Forfeited	(627,232)	$7.83
Expired	(10,000)	$11.28
Outstanding balance at June 30, 2018	15,326,350	$7.68	7.7	$139,789
Vested and expected to vest at June 30, 2018	15,304,128	$7.68	7.7	$139,561
Exercisable at June 30, 2018	5,917,361	$5.00	6.0	$69,690

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2018, of $16.78 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised during the years ended June 30, 2018, 2017 and 2016 was $32.8 million, $2.0 million, and $0.7 million, respectively.

As of June 30, 2018, there was approximately $39.0 million of total unrecognized compensation expense related to the unvested stock options in the table above, which is expected to be recognized over a weighted average period of 3.0 years. The grant date fair value of options that vested during the years ended June 30, 2018, 2017 and 2016 was $12.5 million, $8.7 million and $8.8 million, respectively.

Restricted Stock Units ("RSUs")

The Option and Incentive Plan provides for the issuance of RSUs that each represent the right to receive one share of Array common stock, cash or a combination of cash and stock, typically following achievement of time-or performance-based vesting conditions. Our RSU grants that vest subject to continued service over a defined period of time, will typically vest between two to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. RSUs will be settled upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of Array common stock at date of grant, and the grant date fair value is amortized over the applicable vesting period.

The following table summarizes the status of our unvested RSUs under the Option and Incentive Plan for the year ended June 30, 2018:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2017	982,709	$6.27
Granted	531,235	$11.83
Vested	(505,967)	$6.21
Forfeited	(48,247)	$8.15
Unvested at June 30, 2018	959,730	$9.28

As of June 30, 2018, there was $7.2 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.9 years. The fair value for RSUs that vested during the years ended June 30, 2018, 2017 and 2016 was $7.6 million, $1.2 million and $0.8 million, respectively. RSUs granted during the years ended June 30, 2018, 2017 and 2016 had a fair value of $6.3 million, $3.6 million and $1.1 million at the grant date, respectively.

Employee Stock Purchase Plan

On October 27, 2016, our stockholders approved an increase, previously approved by the Board of Directors, in the number of shares of common stock reserved for future issuance under the ESPP by 750 thousand shares to an aggregate of 6.0 million shares. The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original twelve-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of June 30, 2018, we had 0.9 million shares available for issuance under the ESPP. We issued 154 thousand, 282 thousand and 265 thousand shares under the ESPP during fiscal 2018, 2017 and 2016, respectively.

NOTE 11 – EMPLOYEE BENEFIT PLAN

Employee Savings Plan

We have a 401(k) plan that allows participants to contribute from 1% to 60% of their salary, subject to eligibility requirements and annual IRS limits. We match up to 4% of employee contributions on a discretionary basis as determined by our Board of Directors. Company contributions are fully vested after four years of employment. We paid matching contributions of approximately $1.5 million, $1.2 million, and $1.0 million, during the years ended June 30, 2018, 2017 and 2016, respectively.

NOTE 12 – INCOME TAXES

We have accumulated net losses since inception and have not recorded a income tax provision or benefit for United States ("U.S.") federal and state income taxes during fiscal 2018, 2017 and 2016. In addition to U.S. federal and state income taxes, we also include income tax payments to foreign governments as income tax expense on our consolidated statement of operations and comprehensive loss.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations and comprehensive income (loss) is set forth in the following table:

	Year Ended June 30,
	2018	2017	2016

U.S. federal income tax expense at the statutory rate	28.1%	34.0%	34.0%
Orphan drug credit	13.8	16.1	19.3
Change in valuation allowance	12.0	(58.9)	(53.4)
Stock-based compensation	3.4	0.1	(1.1)
Available research and experimentation tax credits	3.3	3.3	5.0
State income taxes, net of federal taxes	3.1	2.3	2.1
Change in tax contingency reserve (releases)	(2.1)	(0.3)	(5.7)
Foreign withholding tax, net of federal benefit	(1.1)	—	—
Other	(2.1)	3.1	(0.2)
Tax reform rate change	(60.0)	0.3	—
Total	(1.6%)	0.0%	0.0%

During fiscal 2018, we recognized income tax expense totaling $2.3 million for foreign tax withholding associated with upfront payments we received under the License Agreement with ASLAN, a Singapore corporation.

Effect of the Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("the TCJA"), a tax reform bill which, among other items, reduced the current corporate federal income tax rate to 21% from 35%. The rate reduction was effective January 1, 2018. The TCJA caused us to revalue our deferred tax assets and liabilities to the lower federal tax rate. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.
Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), we may select one of three scenarios to determine a reasonable estimate arising from the TCJA. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. We were able to provide a reasonable estimate for the revaluation of deferred taxes by recording a net tax provision of $89.4 million in the period ending June 30, 2018, which is offset by a change in valuation allowance with no net impact to tax expense. Other impacts of the TCJA including, but not limited to, provisional transition tax, expensing of qualified property and interest limitations are not expected to have a material impact to our financial statement presentation or disclosures. The final impact of the TCJA may be different from the provisional amounts reported due to changes in interpretations and assumptions of the current guidance available as well as the issuance of new regulatory guidance in the future. We anticipate the full financial impact will be determined at the time our June 30, 2018 U.S. corporate income tax return is filed in 2019.
Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of our deferred tax assets and liabilities are (in thousands):

	June 30,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$179,425	$224,306
Orphan drug credit carryforwards	94,353	70,178
Research and experimentation credit carryforwards	41,313	37,169
Deferred revenue	13,195	14,322
Stock compensation	5,189	6,802
Third party agreement payment	4,845	7,844
Accrued benefits	2,720	2,993
Depreciation of property and equipment	1,924	3,349
Deferred rent	1,571	2,355
Inventory reserve	1,017	1,517
Capital loss carryforwards	225	361
Other	140	58
Total deferred tax assets	345,917	371,254
Deferred tax liabilities
Discount on convertible senior notes	(12,586)	(9,173)
Loan costs on convertible senior notes	(49)	(201)
Total deferred tax liabilities	(12,635)	(9,374)
Less valuation allowance	(333,282)	(361,880)
Net deferred tax assets	$—	$—

As of each reporting date, we consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Array had a pre-tax net loss of $145.0 million for the year ended June 30, 2018. We continue to believe that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance continues to be applied to the deferred tax assets. We did not record a tax provision for the years ended June 30, 2018, 2017 and 2016, due to our estimate that the effective tax rate for each year, excluding the foreign tax withholding, is 0%.

Future realization depends on our future earnings, if any, the timing and amount of which are uncertain as of June 30, 2018. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in our statements of operations and comprehensive loss.

In the third quarter of fiscal 2017, we adopted ASU 2016-09 and applied this change in accounting policy on a modified retrospective basis with July 1, 2016 as the effective date of adoption. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled and all previously unrecognized excess tax benefits and tax deficiencies to be recorded as of the beginning of the quarter of adoption. Upon adoption, we had excess tax benefits for which a benefit could not be previously recognized of approximately $14.4 million; however, there was no cumulative effect on accumulated deficit in the balance sheet since we had a full valuation allowance against our deferred tax assets. Prior to adoption, the deferred tax asset balance as of June 30, 2016 excluded excess tax benefits from stock option exercises of approximately $5.3 million.

As of June 30, 2018, we had available total net operating loss carryforwards of approximately $700.8 million, which expire in the years 2020 through 2038, federal research and experimentation credit carryforwards of $47.5 million, which expire in the years 2022 through 2038, and orphan drug credit carryforwards of $108.5 million, which begin to expire in 2033.

The Tax Reform Act of 1986 and certain state tax statutes limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, and may therefore result in the expiration of a portion of those carryforwards before they are utilized, if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code ("IRC"), and under similar state provisions. We have performed a detailed analysis of Section 382 of the IRC though June 30, 2018.  Based on our analysis, approximately $40 thousand of net operating losses as of the year ended June 30, 2018, may not be used to offset taxable income. We have provided a valuation allowance against the entire amount of its net operating loss and tax credit carryforwards. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.  Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.  We will continue to evaluate future events that could limit its ability to utilize its net operating losses and tax credit carryforwards in future years. The limitations imposed by the Tax Act of 1986 are not changed by the TCJA.

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

The cumulative effect of accounting for tax contingencies in this manner has been recorded in deferred tax assets, net of the full valuation allowance, which resulted in no liability being recorded on our accompanying balance sheets. The total amount of unrecognized tax benefits as of and for the years ended June 30, 2018, 2017, and 2016 are shown in the table below (in thousands):

	Year Ended June 30,
	2018	2017	2016

Balance at beginning of year	$13,564	$13,161	$7,311
Additions based on tax positions related to the current year	3,368	3,589	5,071
Additions for tax positions of prior year	1,203	—	1,323
Reductions for tax positions of prior year	(826)	(3,186)	(544)
Balance at end of year	$17,309	$13,564	$13,161

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

NOTE 13 - RELATED PARTY TRANSACTIONS

We are party to a Drug Discovery Collaboration Option Agreement with Mirati pursuant to which we are providing certain drug discovery and research activities to Mirati for which we have received upfront payments, license fees and reimbursement for research and development services and under which we are entitled to receive milestone payments based on achievement of certain milestones, as described in Note 4 - Collaboration and Other Agreements. Dr. Charles Baum, a current member of our Board of Directors, is the President and Chief Executive Officer of Mirati.

As described above in Note 6 - Debt - Notes Payable, we entered into a Note Purchase Agreement with Redmile and issued Notes to Redmile on September 2, 2016. At that time, affiliates of Redmile held more than 10% of our common stock. As of March 31, 2018, Redmile and its affiliates held less than 10% of our common stock.

We are also a party to a Master Collaboration Agreement with ArcherDX for project-specific collaborations in the field of development and commercialization of in vitro diagnostics and companion diagnostics for Array Compounds.  Pursuant to this agreement, we will make future payments to ArcherDX for contract milestones, ongoing costs and pass-through expenses for project work plans. Kyle Lefkoff, current Chairman of our Board of Directors, is also a Director of ArcherDX. We have not yet made any payments to ArcherDX.

NOTE 14 - NET LOSS PER SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes the determinants of basic net loss per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive.

The following table sets forth the computation of earnings per share (amounts in thousands except per share data):

	Year Ended June 30,
	2018	2017	2016
Net loss - basic and diluted	$(147,346)	$(116,818)	$(92,840)

Weighted average shares outstanding - basic and diluted	198,490	163,207	142,964

Per share data:
Basic	$(0.74)	$(0.72)	$(0.65)
Diluted	$(0.74)	$(0.72)	$(0.65)

For all periods presented, all common stock equivalents are excluded from the computation of diluted loss per share, as the result would be anti-dilutive. Common stock equivalents (measured at the end of each fiscal period) that are not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	Year Ended
	June 30,
	2018	2017	2015
Convertible senior notes	$8,156	$18,762	$18,762
Stock options	15,326	14,844	11,648
RSUs	960	983	832
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	$24,442	$34,589	$31,242

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below summarize our unaudited quarterly operating results for the fiscal years ended June 30, 2018 and 2017 (dollars in thousands, except per share data):

Fiscal Year Ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$29,746	$42,218	$66,367	$35,437
Research and development for proprietary programs	$41,445	$42,613	$53,636	$48,127
Total operating expenses	$65,252	$67,936	$86,921	$83,586
Net loss	$(37,994)	$(34,053)	$(22,851)	$(52,448)
Net loss per share – basic	$(0.22)	$(0.17)	$(0.11)	$(0.25)
Net loss per share – diluted	$(0.22)	$(0.17)	$(0.11)	$(0.25)
Weighted average shares outstanding – basic	174,772	199,852	208,994	210,705
Weighted average shares outstanding – diluted	174,772	199,852	208,994	210,705

Fiscal Year Ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$39,271	$44,523	$33,280	$33,778
Research and development for proprietary programs	$46,563	$46,469	$46,069	$39,098
Total operating expenses	$63,270	$64,329	$65,215	$60,116
Net loss	$(28,608)	$(23,301)	$(35,317)	$(29,592)
Net loss per share – basic	$(0.20)	$(0.14)	$(0.21)	$(0.17)
Net loss per share – diluted	$(0.20)	$(0.14)	$(0.21)	$(0.17)
Weighted average shares outstanding – basic	145,100	168,127	169,020	170,779
Weighted average shares outstanding – diluted	145,100	168,127	169,020	170,779

The net loss per share amounts above may not sum to the annual amounts presented in our accompanying statements of operations and comprehensive loss due to rounding.

NOTE 16 - SUBSEQUENT EVENTS

On August 6, 2018, the Redmile Notes Payable matured and became payable pursuant to the Note Purchase Agreement, as amended. On that date, we issued payment to the Note holders in the amount of $15.9 million, which included the $10.0 million principal, a $5.0 million exit fee and $0.9 million accrued interest. Following this payment, we retained no ongoing liability for notes payable at fair value. See Note 6 – Debt for further information.

On August 10, 2018 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan in the original principal amount of $50.0 million and maintaining our existing revolving line of credit with SVB. In conjunction with the execution of the Amended Loan Agreement, we also repaid our prior $15.0 million term loan with SVB. The Amended Loan Agreement amends and restates our prior loan agreement with SVB. We intend to utilize the proceeds from the term loan for repayment in full all outstanding obligations under our prior term loan agreement with SVB, repayment in full or in part of our $15.9 million obligations under that certain Note Purchase Agreement, dated as of September 2, 2016, by and among us and the investors named therein and each subordinated convertible note issued by us thereunder, and as working capital to fund general business requirements. The entire term loan amount was borrowed on the Effective Date.

The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.00% (but not less than 0.00%). We must make monthly payments of interest under the term loan commencing with the first month after the Effective Date until maturity and, commencing on September 1, 2020 and monthly thereafter, we must make payments of principal under the term loan based on a 36-month amortization schedule. A final payment of principal, accrued interest on the term loan and on any outstanding advances, as well as the final payment fee associated with the Amended Loan Agreement of $3.5 million are due on the maturity date of August 1, 2023.

We granted SVB a first priority security interest in all of our assets other than our intellectual property, provided that accounts and proceeds of our intellectual property constitutes collateral and we have agreed not to encumber our intellectual property without SVB’s consent. The Loan Agreement contains customary covenants, including restrictions on changes in control of Array, the incurrence of additional indebtedness, future encumbrances on our assets, the payment of dividends or distributions on our common stock and the sale, lease, transfer or disposition of Binimetinib and Encorafenib outside of certain markets if our cash and cash equivalents maintained with SVB fall below certain levels. In addition, we must maintain a liquidity ratio, defined as (i) our unrestricted cash and cash equivalents divided by (ii) all of our outstanding obligations owed to SVB, of at least 2.00 to 1.00, measured monthly.