Form 10-Q
period 2018-09-30
ARRAY BIOPHARMA INC
filed 2018-10-30
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, the registrant had 213,072,082 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$130,507	$114,748
Marketable securities	283,886	297,739
Accounts receivable	44,378	32,084
Prepaid expenses and other current assets	17,439	6,972
Total current assets	476,210	451,543

Non-current assets
Marketable securities	998	919
Property and equipment, net	6,860	7,128
Other non-current assets	151	774
Total non-current assets	8,009	8,821
Total assets	$484,219	$460,364

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,609	$14,059
Accrued outsourcing costs	34,264	31,853
Accrued compensation and benefits	17,194	16,695
Other accrued expenses	6,550	1,868
Deferred rent	724	707
Notes payable at fair value	—	15,899
Deferred revenue	11,425	12,350
Current portion of long-term debt	—	2,500
Total current liabilities	84,766	95,931

Non-current liabilities
Deferred rent	5,414	5,598
Deferred revenue	42,635	44,470
Long-term debt, net	131,093	93,376
Other non-current liabilities	1,243	1,246
Total non-current liabilities	180,385	144,690
Total liabilities	265,151	240,621

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 280,000,000 shares authorized as of September 30, 2018 and June 30, 2018, 213,026,650 and 211,289,922 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	213	211
Additional paid-in capital	1,309,985	1,286,000
Accumulated other comprehensive loss	(312)	(461)
Accumulated deficit	(1,090,818)	(1,066,007)
Total stockholders' equity	219,068	219,743
Total liabilities and stockholders' equity	$484,219	$460,364
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Revenue
Product sales, net	$13,993	$—
Collaboration and license revenue	31,028	11,554
Reimbursement revenue	11,889	18,192
Total revenue	56,910	29,746

Operating expenses
Cost of goods sold	195	—
Research and development	55,550	53,204
Selling, general and administrative	24,890	12,048
Total operating expenses	80,635	65,252

Loss from operations	(23,725)	(35,506)

Other income (expense)
Realized gain on investments	35	—
Change in fair value of notes payable	(65)	200
Interest income	1,524	525
Interest expense	(2,580)	(3,213)
Total other income (expense), net	(1,086)	(2,488)

Net loss	$(24,811)	$(37,994)

Change in unrealized gain on marketable securities	149	34

Comprehensive loss	$(24,662)	$(37,960)

Weighted average shares outstanding – basic	212,193	174,772
Weighted average shares outstanding – diluted	212,193	174,772

Net loss per share – basic	$(0.12)	$(0.22)
Net loss per share – diluted	$(0.12)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2018	211,290	$211	$1,286,000	$(461)	$(1,066,007)	$219,743
Shares issued for cash under employee share plans	503	1	2,255	—	—	2,256
Share-based compensation expense	—	—	4,812	—	—	4,812
Issuance of common stock, net of offering costs / At-the-market offering	1,234	1	16,918	—	—	16,919
Change in unrealized loss on marketable securities	—	—	—	149	—	149
Net loss	—	—	—	—	(24,811)	(24,811)
Balance as of September 30, 2018	213,027	$213	$1,309,985	$(312)	$(1,090,818)	$219,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(24,811)	$(37,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	533	577
Non-cash interest expense	1,441	1,961
Share-based compensation expense	4,812	5,583
Realized gain from investments, net	(35)	—
Change in fair value of notes payable	65	(200)
Changes in operating assets and liabilities:
Accounts receivable	(12,294)	4,678
Prepaid expenses and other assets	(9,844)	886
Accounts payable and other accrued expenses	4,268	1,287
Accrued outsourcing costs	2,411	6,145
Accrued compensation and benefits	1,632	2,013
Deferred rent	(167)	(88)
Deferred revenue	(2,760)	(2,926)
Other long-term liabilities	(51)	34
Net cash used in operating activities	(34,800)	(18,044)

Cash flows from investing activities
Purchases of property and equipment	(265)	(24)
Proceeds from investment	35	—
Purchases of marketable securities	(87,308)	(104,468)
Proceeds from sales and maturities of marketable securities	101,279	44,746
Net cash provided by (used in) investing activities	13,741	(59,746)

Cash flows from financing activities
Proceeds from issuance of common stock / Public offering	—	258,750
Offering costs for issuance of common stock / Public offering	—	(15,732)
Proceeds from issuance of common stock / At-the-market offering	17,288	2,917
Offering costs for the issuance of common stock / At-the-market offering	(369)	(87)
Net proceeds from employee stock purchases and options exercised	1,123	1,423
Payment of note payable	(15,000)	—
Proceeds from the modification of long-term debt, net	33,776	—
Net cash provided by financing activities	36,818	247,271

Net increase in cash and cash equivalents	15,759	169,481
Cash and cash equivalents at beginning of period	114,748	125,933
Cash and cash equivalents at end of period	$130,507	$295,414

Supplemental disclosure of cash flow information
Cash paid for interest	$1,151	$89
Change in unrealized loss on marketable securities	$149	$34
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. ("Array,","we", "us", "our" or "the Company") is a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We were incorporated in the State of Delaware in 1998. Since our founding, we have progressed two drugs through clinical development and received regulatory approval. BRAFTOVI and MEKTOVI were approved by the Food and Drug Administration ("FDA") for commercial sales in the United States ("U.S.") in June 2018 and by the European Commission for commercial sales in the European Union through our partner, Pierre Fabre, in September 2018.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K filed with the SEC on August 14, 2018, from which we derived our balance sheet data as of June 30, 2018.

We operate in one reportable segment and, accordingly, no segment disclosures have been presented herein. All of our equipment, leasehold improvements and other fixed assets are physically located within the U.S., and the vast majority of our agreements with partners are denominated in U.S. dollars.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions or conditions.

On an ongoing basis, we evaluate our estimates, including our most significant estimates related to revenue recognition, gross-to-net product sales adjustments, and estimating accrued outsourcing costs for clinical trials and preclinical testing.

Liquidity

As of September 30, 2018 and June 30, 2018, we held cash, cash equivalents and marketable securities totaling $415.4 million and $413.4 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2018, we had an accumulated deficit of $1.1 billion. Our results of operations were net losses of $24.8 million for the three months ended September 30, 2018 and $147.3 million, $116.8 million and $92.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Concentration of Business Risks

The following counterparties contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended
	September 30,
	2018	2017
Novartis Pharmaceutical	20.9%	61.2%
Pierre Fabre	38.2%	13.8%
Loxo Oncology	11.3%	11.3%
Total	70.4%	86.3%

The loss of one or more of our significant partners or collaborators could have a material adverse effect on our business, operating results or financial condition. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of September 30, 2018.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners and Customers are located (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Europe	$33,688	$22,296
North America	22,280	5,501
Asia Pacific	942	1,949
Total	$56,910	$29,746

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 25% and 52% of our total accounts receivable balance as of September 30, 2018 and June 30, 2018, respectively Loxo Oncology ("Loxo") accounted for 0% and 14% of our total accounts receivable balance as of September 30, 2018 and June 30, 2018, respectively. Pierre Fabre Medicament SAS ("Pierre Fabre") accounted for 43% and 13% of our total accounts receivable balance as of September 30, 2018 and June 30, 2018, respectively.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K. Our significant accounting policies for the three months ended September 30, 2018 also included the policies discussed below related to revenue and cost of goods sold for commercial product sales. With the exception of those noted below, there have been no other material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Product Sales, Net

We received approval from the FDA on June 27, 2018 to market BRAFTOVI + MEKTOVI in the U.S. for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. We began selling BRAFTOVI + MEKTOVI in the U.S. in July 2018. We distribute our products principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our Customers. Our Customers subsequently sell our products to patients and health care providers. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue is recognized when the Customer obtains control of our product, typically upon delivery to the Customer.

Revenue from product sales are recognized when our performance obligations are satisfied, which is when customers obtain control of our product and occurs at a point in time, typically upon delivery.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including rebates, chargebacks, discounts, patient assistance programs, estimated product returns and other allowances that are offered within contracts between us and our Customers. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of accounts receivable if the amount is payable to our customers or a current liability if the amount is payable to a party other than a customer. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual for rebates is based on statutory discount rates and known sales to specialty pharmacy patients or expected utilization for specialty distributor sales to healthcare providers. As we gain more historical experience, estimates will be based on the expected utilization from historical data we have accumulated since the BRAFTOVI + MEKTOVI product launch. Rebates are generally invoiced and paid quarterly in arrears.

Chargebacks: Chargebacks are discounts that occur when contracted purchasers purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid to us by the specialty distributor and the discounted price paid to the specialty distributor by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates, known sales to specialty distributors, and estimated utilization by types of contracted purchasers.

Discounts and Fees: Our payment terms are generally 45 days. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized.

Other Reserves: Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by specialty pharmacies to patients. These estimates are based on redemption information provided by third-party claims processing organizations and are recorded in accounts payable, accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet.

We are offering a quick start program in the form of vouchers to certain eligible patients. We record amounts for estimated voucher redemptions in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and these amounts are recorded in accounts payable, accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet. Our accrual for voucher redemptions is estimated based on observed voucher redemption rates.

Cost of goods sold

We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. Certain of the costs of BRAFTOVI + MEKTOVI units recognized as revenue during the three months ended September 30, 2018 were expensed prior to FDA approval on June 27, 2018, and a minimal amount is included in cost of goods sold during the current period. We expect our cost of goods sold to remain negligible until the inventory with previously expensed material and production cost is sold. We believe our cost of goods sold for the three months ended September 30, 2018 would have been $0.3 million higher if we had not previously expensed certain material and production costs for with the units sold. As of September 30, 2018, we had approximately $16.2 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of BRAFTOVI + MEKTOVI are recognized as revenue.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and has subsequently issued a number of amendments to ASU 2014-09 (collectively, "ASC 606"). The new standard, as amended, requires entities to recognize revenue from the transfer of promised goods or services to customers based on the amount of the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard was effective for us on July 1, 2018, prior to our first commercial product sale, and we elected to adopt it using a modified retrospective transition method applied only to contracts that were not completed as of July 1, 2018. Our adoption of ASU 2014-09 did not require any cumulative effect adjustment to opening retained earnings as of July 1, 2018 and did not have a material impact on our unaudited condensed consolidated financial statements.

We have examined our revenue recognition policies and contracts related to our collaboration, co-development and product revenue streams to determine the impact of the new standard using the five-step process prescribed by ASC 606 and recognize revenue for our categories of revenue as follows:

Product sales: Revenue from product sales is recognized when our performance obligations are satisfied, which is when customers obtain control of our product and occurs at a point in time, typically upon delivery.

Licenses of intellectual property: If the license granted to our intellectual property is determined to be a discrete performance obligation from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the recipient of the license is able to use and benefit from the license. For licenses that are determined to not be distinct from other performance obligations, such as development activities, we recognize revenue over time, using an input method as the related performance obligations are satisfied. Upfront payments are recorded as deferred revenue upon receipt and are recognized as revenue during subsequent periods as our performance obligations are met.

Milestone payments: Developmental, regulatory and commercial milestone payments generally relate to performance obligations that have been completed in the past and are recognized as revenue in the period in which the milestone is achieved. We are eligible to receive certain time-based commercial milestones, following regulatory approval, which we expect to recognize as revenue over time once material risk of reversal of revenue has passed. Adoption of ASC 606 will have the effect of accelerating recognition of revenue for certain commercial milestone payments as compared to the legacy accounting guidance.

Product royalty revenues: We have entered into arrangements that include sales-based royalties for which the license is deemed to be the predominant item to which the royalties relate. We will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty was allocated has been satisfied (or partially satisfied). Although we had no product royalty revenue during the three months ended September 30, 2018, two products for which we have previously granted licenses in exchange for the right to receive sales-based royalties have been granted regulatory approval as of September 30, 2018.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)" ("ASU 2016-15"). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted the new standard on July 1, 2018 and did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases.” ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the impact that ASU 2016-02 will have on our unaudited condensed consolidated financial statements and related disclosures and plan to adopt the new standard on July 1, 2019.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. We do not expect ASU 2017-09 to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders'

equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our unaudited condensed consolidated financial statements.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$283,952	$—	$(312)	$283,640
Mutual fund securities	246	—	—	246
	284,198	—	(312)	283,886
Long-term available-for-sale securities:
Mutual fund securities	998	—	—	998
	998	—	—	998
Total	$285,196	$—	$(312)	$284,884

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$297,965	$—	$(461)	$297,504
Mutual fund securities	235	—	—	235
	298,200	—	(461)	297,739
Long-term available-for-sale securities:
Mutual fund securities	919	—	—	919
	919	—	—	919
Total	$299,119	$—	$(461)	$298,658

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

The fair value of marketable securities is determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1, as described in Note 6 - Fair Value Measurements to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of September 30, 2018, the amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$283,952	$283,640

NOTE 3 – PRODUCT REVENUE
Our commercial stage products include BRAFTOVI + MEKTOVI, which received FDA approval on June 27, 2018 for the treatment of patients with unresectable or metastatic melanoma with BRAFV600E or BRAFV600K mutation, as detected by an FDA-approved test.

We record gross-to-net sales accruals for rebates, chargebacks, discounts, estimated product returns and other allowances that are offered within contracts between us and our Customers and other indirect customers relating to the sales of our products.

Our provisions for discounts, early payments, rebates, sales returns, distributor service fees and chargebacks, and other incentives are under terms that are customary in the industry and are provided for in the same period in which the related sales are recorded.

Net product revenues by product for the three months ended September 30, 2018 was as follows:

BRAFTOVI	$7,015
MEKTOVI	6,978
Total Net Product Sales	$13,993

Gross-to-net sales accruals and the balance in the related accounts receivable allowance accounts for the three months ended September 30, 2018 were as follows:

	Returns	Other	Total
Balance as of June 30, 2018	$—	$(78)	$(78)
Allowances for sales during prior periods	—	—	—
Allowances for sales during the current period	50	3,410	3,460
Credits/deductions issued for prior year sales	—	—	—
Credits/deductions issued for sales during the current period	(11)	(798)	(809)
Balance as of September 30, 2018	$39	$2,534	$2,573

The balance as of June 30, 2018 included prepayments for incentives. There were no product sales or gross-to-net accruals during the three months ended September 30, 2017.

NOTE 4 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Collaboration and other revenue
Pierre Fabre	$6,029	$3,349
Loxo	2,403	2,258
Mirati	994	1,389
Other partners	684	1,012
Total collaboration and other revenue	10,110	8,008

License and milestone revenue
Pierre Fabre	15,750	750
Loxo	4,000	1,107
Ono	918	918
Other partners	250	771
Total license and milestone revenue	20,918	3,546
Total collaboration and license revenue	$31,028	$11,554

Reimbursement revenue
Novartis	$11,889	$18,192

Collaboration and License Revenue

The terms of our collaboration and license agreements include substantial ongoing collaboration and cost-sharing activities between the companies and may require us to perform future development and commercialization activities. In accordance with the revenue recognition criteria under ASC 606, Revenue from Contracts with Customers, we identified the following performance obligations in each of the following collaboration agreements, excluding Loxo: (1) the license rights and (2) clinical development and other services. For each agreement, we determined that the license rights are not distinct from the clinical development and other activities, and as such, are combined with other activities to form one performance obligation. Accordingly, any non-refundable upfront payments received under the agreements have been recorded as deferred revenue and are being recognized over the period during which management expects that substantial development activities will be performed.

Pierre Fabre
On November 10, 2015, we entered into an agreement with Pierre Fabre (the "PF Agreement") pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the U.S., Canada, Japan, Korea and Israel, where we retain our ownership rights (subject to rights granted to Ono under the agreement with Ono).
The PF Agreement closed in December 2015 (the "Effective Date"). All clinical trials involving encorafenib and binimetinib that were ongoing or planned at the Effective Date, including the NEMO and COLUMBUS trials and other then-ongoing Novartis sponsored and investigator sponsored clinical studies, continued to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities are governed by a Global Development Plan ("GDP") with Pierre Fabre. Pierre Fabre will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs.
In connection with the PF Agreement, we received a $30.0 million upfront payment during the year ended June 30, 2016 which has been recorded as deferred revenue and is being recognized through 2025 which is the period through which management expects that substantial development activities will be performed. During the three months ended September 30, 2018, we earned a $15.0 million milestone under the PF Agreement upon regulatory approval in the European Union which was fully recognized as collaboration and license revenue during the period. There were no development expenses reimbursed by us to Pierre Fabre during the comparable period of the prior fiscal year.
The PF Agreement contains additional substantive potential milestone payments of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are further eligible for multiple tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the PF territory, starting at 20% for annual net sales under €50.0 million and increasing to 35% for annual net sales in excess of €100.0 million subject to certain adjustments.
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
All ongoing clinical trials involving encorafenib and binimetinib, including the BEACON CRC and COLUMBUS trials, continued as planned as of the effective date of the Ono Agreement, and Ono is entitled to the data derived from such studies. As part of the Ono Agreement, Ono obtained the right to participate in any future global development of encorafenib and binimetinib by contributing 12% of those future costs. Ono is responsible for seeking, and for any development of encorafenib and binimetinib specifically necessary to obtain, regulatory and marketing approvals for products in the Ono Territory. We will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into between Ono and us, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree on a strategy with Ono to ensure the supply to Ono of companion diagnostics for use with encorafenib and binimetinib in certain indications in the Ono Territory.
Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million, and we retain all rights to conduct, either on our own or through third parties, all clinical studies and file related regulatory filings with respect to encorafenib and binimetinib and to develop, manufacture and commercialize encorafenib and binimetinib outside the Ono Territory (subject to rights we have granted to Pierre Fabre in certain countries). The upfront payment has been recorded as deferred revenue and is being recognized through 2025 which is the period through which management expects that substantial development activities will be performed. We are entitled to receive potential milestone payments of up to ¥900.0 million for the achievement of two remaining development milestones, ¥5.0 billion for the achievement of eight regulatory milestones relating to certain Marketing Authorization Application filings and approval in Japan for two specified indications, and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement of the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of September 30, 2018, ¥1.0 billion was the equivalent of approximately $8.8 million.
Loxo
We are party to a Drug Discovery Collaboration Agreement, as amended, with Loxo (the “Loxo Agreement”). Under the terms of the Loxo Agreement, Loxo funded discovery and preclinical programs conducted by us, including LOXO-195, a next generation selective TRK inhibitor, LOXO-292, a RET inhibitor, and FGFR programs (the "Loxo Programs"). The research phase concluded in September 2018. Loxo is responsible for all additional preclinical and clinical development and commercialization.
In accordance with the revenue recognition criteria under ASC Topic 606, Revenue from Contracts with Customers, we identified the following performance obligations: (1) the conduct of the research activities under the discovery program, including related technology transfer (the "research services deliverable"), (2) an exclusive worldwide license granted to Loxo to certain of our technology and our interest in collaboration technology, as well as exclusive worldwide marketing rights (the "license deliverable") and (3) participation on the Joint Research Committee ("JRC"). The Loxo Agreement provides for no general right of return for any non-contingent performance obligation. All the identified non-contingent performance obligations were considered distinct; therefore they are treated as separate performance obligations. Delivery of the research services and JRC participation obligations were completed throughout the research discovery program term. The license deliverable was complete as of September 30, 2013.
During the three months ended September 30, 2018, we earned a $4.0 million milestone under the Loxo Agreement for the initiation of a registration enabling study for LOXO-292 which was fully recognized as collaboration and license revenue during the period.
The Drug Discovery Collaboration Agreement with Loxo contains substantive potential milestone payments of up to $7.0 million for two remaining development milestones and up to $635.0 million for the achievement of twenty-three commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the U.S., the European Union and Japan plus royalties on sales of any resulting drugs.
Mirati
We are party to agreements with Mirati Therapeutics, Inc. (the "Mirati Agreements"). During April 2018, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under the second agreement for which we received $2.0 million and will receive additional fees as reimbursement for research and development services. The option exercise fee, received in the three months ended June 30, 2018, was recorded as deferred revenue and is being recognized as revenue over two years, the period during which we expect that substantial development activities will be performed.
The Mirati Agreements contain substantive potential milestone payments of up to $18.3 million for seven remaining developmental milestones and up to $674.0 million for the achievement of fourteen commercialization milestones if certain net sales amounts are achieved in the U.S., the European Union and Japan.
Dr. Charles Baum, a current member of our Board of Directors, is the President and Chief Executive Officer of Mirati.

Other Collaboration Arrangements
In addition to the collaboration arrangements described above, we have entered into a number of additional collaborative arrangements that include the potential for us to receive future milestone payments of up to $62.5 million for development milestones, up to $73.0 million for regulatory milestones, up to $299.5 million for sales milestones over a period of several years in addition to royalties on potential future product sales. Our ability to receive payments under these collaborations is contingent upon both our and our collaboration partners' continued involvement in the programs and the lack of any adverse events which could cause the discontinuance of the programs.
Deferred Revenue
Deferred revenue balances were as follows for the dates indicated (in thousands):

	September 30,	June 30,
	2018	2018
Ono	$26,636	$27,555
Pierre Fabre (1)	24,229	22,394
Mirati	1,695	2,468
Loxo	—	2,403
Other	1,500	2,000
Total deferred revenue	54,060	56,820
Less: Current portion	(11,425)	(12,350)
Deferred revenue, long-term portion	$42,635	$44,470
(1) Balance as of September 30, 2018 includes a $2.6 million prepayment for commercial drug supply of BRAFTOVI and MEKTOVI
Reimbursement Revenue
On March 2, 2015 (the "Effective Date"), we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis and to encorafenib under the Asset Transfer Agreement with Novartis (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to us a 2% royalty obligation offset by certain expenses; which is payable based on net sales of encorafenib and is expensed as costs of goods sold as incurred.
Amounts provided by Novartis related to the development and commercialization of binimetinib and encorafenib are reported as Reimbursement Revenue on our unaudited condensed consolidated statements of operations. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for additional details related to our agreements with Novartis related to encorafenib and binimetinib.
NOTE 5 – DEBT

Outstanding debt consists of the following (in thousands):

	September 30,	June 30,
	2018	2018
Notes payable at fair value	$—	$15,899

2024 convertible senior notes	$126,060	$126,060
Silicon Valley Bank term loan (1)	53,500	16,200
Long-term debt, gross	179,560	142,260
Less: Unamortized debt discount and fees	(48,467)	(46,384)
Long-term debt, net	131,093	95,876
Less: Current portion	—	(2,500)
Long-term debt, non-current portion	$131,093	$93,376
(1) Outstanding debt owed to Silicon Valley Bank includes a final payment fee of $3.5 million and $1.2 million as of

September 30, 2018 and June 30, 2018, respectively.

Redmile Notes Payable

On August 6, 2018, the Redmile Notes Payable matured and became payable pursuant to the Note Purchase Agreement dated September 2, 2016, as amended. On that date, we repaid $16.0 million to the Note holders, which included the $10.0 million principal, a $5.0 million exit fee and approximately $1.0 million accrued interest. Following the repayment of the Redmile Notes Payable, we had no notes payable recorded at fair value.

Silicon Valley Bank Term Loan

On August 10, 2018 (the “Amended Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank ("SVB") providing for a term loan in the original principal amount of $50.0 million and maintaining our existing letters of credit with SVB. The Amended Loan Agreement amends and restates our prior Loan and Security Agreement (the "Loan Agreement") with SVB. We utilized the proceeds from the term loan for repayment in full all outstanding obligations under our prior Loan Agreement with SVB, repayment in full of our obligations under the Redmile Notes Payable, and as working capital to fund general business requirements. The entire term loan amount was borrowed on the Amended Effective Date.

The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and was 3.25% as of September 30, 2018. We must make monthly payments of interest under the term loan commencing with the first month after the Amended Effective Date until maturity and, commencing on September 1, 2020 and monthly thereafter, we must make payments of principal under the term loan based on a thirty-six-month amortization schedule. A final payment of principal, accrued interest on the term loan and on any outstanding advances, as well as the final payment fee associated with the Amended Loan Agreement of $3.5 million are due on the maturity date of August 1, 2023. The resulting debt discount is being recognized using the effective interest method over the term of the loan. In accordance with ASC 470-50, we accounted for the exchange as a debt modification and the issuance costs associated with the Amended Loan Agreement were recorded as debt discount and were added to the remaining unamortized debt discount associated with prior Loan Agreement.

We granted SVB a first priority security interest in all of our assets other than our intellectual property, provided that accounts and proceeds of our intellectual property constitutes collateral and we have agreed not to encumber our intellectual property without SVB’s consent. The Amended Loan Agreement contains customary covenants, including restrictions on changes in control of Array, the incurrence of additional indebtedness, future encumbrances on our assets, the payment of dividends or distributions on our common stock and the sale, lease, transfer or disposition of encorafenib and binimetinib outside of certain markets if our cash and cash equivalents maintained with SVB fall below certain levels. In addition, we must maintain a liquidity ratio, defined as (i) our unrestricted cash and cash equivalents divided by (ii) all of our outstanding obligations owed to SVB, of at least 2.00 to 1.00, measured monthly.

2.625% Convertible Senior Notes Due 2024

On December 1, 2017, we issued and sold $126.1 million aggregate principal amount of 2.625% convertible senior notes due 2024 (the "2024 Notes") in exchange for our now retired 2020 Notes. The 2024 Notes are our direct unsecured obligations and rank equal in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. The 2024 Notes are effectively subordinated to any of our existing and future secured indebtedness, including our indebtedness under the Amended Loan Agreement with SVB, to the extent of the value of our assets that secure such indebtedness.

The 2024 Notes will mature on December 1, 2024 and bear interest at a rate of 2.625%, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2018.

In accordance with ASC 470-20, we used an effective interest rate of 9.75% to determine the liability component of the 2024 Notes. This resulted in the recognition of $80.4 million as the liability component of the 2024 Notes and the recognition of the residual $45.7 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2024 Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date and are r eflected in our unaudited condensed consolidated balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through December 1, 2024. The balance of unamortized debt issuance costs was $2.5 million and $2.6 million as of September 30, 2018 and June 30, 2018, respectively.

The fair value of the 2024 Notes was approximately $158.4 million and $169.0 million at September 30, 2018 and June 30, 2018, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Silicon Valley Bank Term Loan
Simple interest	$282	$90
Amortization of prepaid fees for line of credit	171	44
Amortization of debt discount	14	80
Total interest expense on the Silicon Valley Bank term loan	467	214
Convertible Senior Notes (1)
Contractual interest	835	992
Amortization of debt discount	1,198	1,780
Amortization of debt issuance costs	73	101
Total interest expense on convertible senior notes	2,106	2,873
Other Debt
Simple interest	7	126
Total interest expense on other debt	7	126
Total interest expense	$2,580	$3,213
(1) Includes the 2024 Notes and 2020 Notes (retired)

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following tables show the fair value of our financial instruments classified into the fair value hierarchy and measured on a recurring basis on the unaudited condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018 (in thousands):

	Fair Value Measurement as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$283,640	$—	$—	$283,640
Mutual fund securities	246	—	—	246
Long-term Assets
Mutual fund securities	998	—	—	998
Total assets	$284,884	$—	$—	$284,884

	Fair Value Measurement as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$297,504	$—	$—	$297,504
Mutual fund securities	235	—	—	235
Long-term Assets
Mutual fund securities	919	—	—	919
Total assets	$298,658	$—	$—	$298,658

Liabilities
Notes payable, at fair value	$—	$—	$15,899	$15,899

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1.

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three months ended September 30, 2018, comprised of the Redmile Notes (in thousands):

Notes Payable at Fair Value
Balance at June 30, 2018	$15,899
Change in fair value	65
Settlement upon maturity	(15,964)
Balance at September 30, 2018	$—

NOTE 7 – STOCKHOLDERS’ EQUITY

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

At-the-Market Equity Offering

We entered into a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which has been subsequently amended to permit the sale by Cantor, acting as our sales agent, to sell shares of our common stock from time to time in an at-the-market offering ("ATM Offering). All sales of shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC.

On May 9, 2018, we entered into our current Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may, from time to time, sell up to $125.0 million in shares of our common stock through Cantor, acting as our sales agent and/or principal, in an ATM Offering. We are not required to sell shares under the Sales Agreement. We will pay Cantor a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or May 9, 2021. We received net proceeds on sales under the Sales Agreement of approximately $16.9 million at a weighted average price of $14.01 (excluding commissions) during the three months ended September 30, 2018.

NOTE 8 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $4.8 million and $5.6 million for the three months ended September 30, 2018 and 2017, respectively, including a $2.5 million charge in during the three months ended September 30, 2017 for accelerated vesting of stock options and restricted stock units ("RSUs") to a departing executive.

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

Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Three Months Ended September 30, 2018
	2018	2017
Risk-free interest rate	2.7% - 2.8%	1.6% - 1.8%
Expected option term in years	3.8	4.1
Expected volatility	66.6% - 67.0%	66.1% - 66.5%
Dividend yield	0%	0%
Weighted average grant date fair value	$7.90	$4.67

The following table summarizes our stock option activity under the Option and Incentive Plan for the three months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at June 30, 2018	15,326,350	$7.68
Granted	194,800	$15.39
Exercised	(437,321)	$5.41
Forfeited	(237,011)	$9.37
Expired	(6,000)	$6.22
Outstanding balance at September 30, 2018	14,840,818	$7.82	7.5	$110,609
Vested and expected to vest at September 30, 2018	14,818,596	$7.82	7.5	$110,416
Exercisable at September 30, 2018	5,932,793	$5.01	5.9	$60,466

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at September 30, 2018, of $15.20 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $4.6 million during the three months ended September 30, 2018. The total intrinsic value of all options exercised during the three months ended September 30, 2017 was $2.5 million. The grant date fair value of options that vested during the three months ended September 30, 2018 and 2017 was $1.4 million and $2.6 million, respectively.

As of September 30, 2018, we had approximately $35.6 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

The Option and Incentive Plan provides for the issuance of RSUs that each represent the right to receive one share of our common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. Our RSU grants that vest subject to continued service over a defined period of time, will typically vest between one to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. Vested RSUs will be settled in shares of common stock upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of our common stock at date of grant, and the grant date fair value is amortized over the applicable vesting period.

The following table summarizes the status of our unvested RSUs under the Option and Incentive Plan as of September 30, 2018 and changes during the three months ended September 30, 2018:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	959,730	$9.28
Granted	20,000	15.34
Vested	(4,252)	5.88
Forfeited	(15,839)	9.72
Unvested at September 30, 2018	959,639	$9.41

As of September 30, 2018, we had $6.6 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The fair market value for RSUs that vested during the three months ended September 30, 2018 and 2017 was $25 thousand and $0.9 million, respectively. RSUs granted during the three months ended September 30, 2018 had a fair value of $0.3 million. No RSUs were granted during the three months ended September 30, 2017.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of September 30, 2018, we had 0.9 million shares available for issuance under the ESPP.

NOTE 9 - RELATED PARTY TRANSACTIONS

We are party to Drug Discovery Collaboration Option Agreements, as amended, with Mirati pursuant to which we provide certain drug discovery and research activities to Mirati from which we have received upfront payments, license fees, milestone payments and reimbursement for research and development services and under which we are entitled to receive additional milestone payments based on achievement of certain milestones, as described in Note 4 - Collaboration and Other Agreements. Dr. Charles Baum, a current member of our Board of Directors, is the President and Chief Executive Officer of Mirati.

We are also a party to a Master Collaboration Agreement with ArcherDX for project-specific collaborations in the field of development and commercialization of in vitro diagnostics and companion diagnostics for Array Compounds.  Pursuant to this agreement, we will make future payments to ArcherDX for contract milestones, ongoing costs and pass-through expenses for project work plans. Kyle Lefkoff, a current member of our Board of Directors, is also a Director of ArcherDX. We have not yet made any payments to ArcherDX.

NOTE 10 - NET LOSS PER SHARE

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

The following table summarizes the net loss per share calculation (in thousands, except per share amount):

	Three Months Ended
	September 30,
	2018	2017
Net loss - basic and diluted	$(24,811)	$(37,994)

Weighted average shares outstanding - basic and diluted	212,193	174,772

Per share data:
Basic and diluted	$(0.12)	$(0.22)

For the periods presented, all common stock equivalents are excluded from the computation of diluted loss per share, as the result would be anti-dilutive. Common stock equivalents are not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	September 30,
	2018	2017
2.625% convertible senior notes	8,156	—
3.00% convertible senior notes	—	18,762
Stock options	14,841	14,224
Unvested RSUs	960	885
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	23,957	33,871

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A." Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under "Forward Looking Statements" and "Item 1A. Risk Factors" under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The terms “we,” “us,” “our,” "the Company," or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2019 refers to the fiscal year ending June 30, 2019, and the first or current quarter refers to the three months ended September 30, 2018.

Overview

We are a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. In the United States ("U.S."), we market BRAFTOVI® (encorafenib) capsules in combination with MEKTOVI® (binimetinib) tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. Our European partner, Pierre Fabre, received approval from the European Commission for commercial sales of BRAFTOVI and MEKTOVI in the European Union in September 2018. Our lead clinical programs, encorafenib and binimetinib, are being investigated in over 30 clinical trials across a number of solid tumor indications, including a Phase 3 trial in BRAF-mutant colorectal cancer ("CRC"). Our pipeline includes several additional programs being advanced by us or current license-holders, including the following programs currently in registration trials: including selumetinib (partnered with AstraZeneca), larotrectinib and LOXO-292 (partnered with Loxo Oncology), ipatasertib (partnered with Genentech), tucatinib (partnered with Seattle Genetics) and ARRY-797. Ganovo® (danoprevir, partnered with Roche and licensed by Roche to Ascletis Pharmaceuticals Co., Ltd. in China) was recently approved in China for the treatment of viral hepatitis C.

Our most significant clinical stage drugs include:

Drug Candidate	Target/Disease State	Partner	Clinical Status
BRAFTOVI + MEKTOVI	BRAF and MEK inhibitors for advanced BRAF-mutant melanoma	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Approved in US and EU
Encorafenib	BRAF inhibitor for BRAF-mutant CRC	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Binimetinib	MEK inhibitor for BRAF-mutant CRC and other cancers	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Selumetinib (1)	MEK inhibitor for cancer and NF1 (2)	AstraZeneca, PLC	Phase 2 / Registration Trial
Ganovo/Danoprevir (1)	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Approved in China
Larotrectinib / LOXO-101 (1)	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial / NDA (3)
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Wholly-owned by Array	Phase 3
Ipatasertib / GDC-0068 (1)	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Tucatinib / ONT-380 (1)	HER2 inhibitor for breast cancer	Seattle Genetics, Inc.	Phase 2 / Registration Trial
Varlitinib / ASLAN001 (1)	Pan-HER2 inhibitor for gastric or breast cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / 3
LOXO-292 (1)	Ret inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial
ARRY-382	CSF1R inhibitor for cancer	Wholly-owned by Array	Phase 2
Motolimod / VTX-2337 (1)	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib / LY2606368 (1)	CHK-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-195 (1)	Trk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1 / 2
AK-1830 (1)	TrkA selective inhibitor for inflammation	Asahi Kasei Pharma Corporation	Phase 1
(1) Compound is being advanced by the current license holder. We are entitled to receive future potential milestone and/or potential royalty payments contingent upon successful development and commercialization.
(2) As we have previously disclosed, we have informed AstraZeneca of our position that the NF1 development program is outside of the permitted field for this license.
(3) Prescription Drug User Fee Act date November 26, 2018.

BRAFTOVI and MEKTOVI

In the U.S., BRAFTOVI capsules in combination with MEKTOVI tablets are approved for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation, as detected by an FDA-approved test. BRAFTOVI is not indicated for the treatment of patients with wild-type BRAF melanoma.

BRAFTOVI + MEKTOVI were available for sale beginning on July 2, 2018, and patients began receiving the combination therapy that same week.

Net product sales for the first quarter was $14.0 million. Array has seen strong demand for BRAFTOVI + MEKTOVI and continues to receive positive feedback from healthcare providers, payers and the melanoma community regarding the combination.

On September 20, 2018, the European Commission approved BRAFTOVI in combination with MEKTOVI for the treatment of adult patients with unresectable or metastatic melanoma with a BRAFV600 mutation, as detected by a validated test. This approval is applicable to all 28 European Union member states, as well as Liechtenstein, Iceland and Norway.

We have exclusive rights to BRAFTOVI and MEKTOVI in the U.S. and Canada. Array has granted Ono Pharmaceutical Co., Ltd. exclusive rights to commercialize both products in Japan and South Korea, Medison exclusive rights to commercialize both products in Israel and Pierre Fabre exclusive rights to commercialize both products in all other countries, including those in Europe, Latin America and Asia (excluding Japan and South Korea).

The Swiss Medicines Agency ("Swissmedic") and the Australian Therapeutic Goods Administration ("TGA") are currently reviewing the Marketing Authorization Applications for BRAFTOVI and MEKTOVI submitted by Pierre Fabre, and Japan’s Pharmaceuticals and Medical Devices Agency ("PMDA") is currently reviewing the Manufacturing and Marketing Approval applications submitted by Ono Pharmaceutical Co., Ltd.

BRAFTOVI® and MEKTOVI® are registered trademarks of Array BioPharma Inc. in the U.S. and various other countries.

Encorafenib and Binimetinib

On March 2, 2015 (the "Effective Date"), we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") and to encorafenib under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to Array a low single digit royalty obligation payable based on net sales of encorafenib and we received an upfront payment of $85.0 million from Novartis. We believe these programs present significant opportunity to Array in the area of oncology.

Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  As of September 30, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we have reached certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $74.7 million for the 12 months ended September 30, 2018, of which $11.9 million was recorded in the three months ended September 30, 2018.

PIERRE FABRE AGREEMENT

We entered into a Development and Commercialization Agreement (the "PF Agreement") with Pierre Fabre in 2015 pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the U.S., Canada, Japan, the Republic of Korea and Israel. The PF Agreement satisfied our commitment to secure a development and commercialization partner for the European market for both encorafenib and binimetinib acceptable to European Commission regulatory agencies made in connection with the Novartis Agreements.

The PF Agreement closed in December 2015. All clinical trials involving encorafenib and binimetinib that were ongoing or planned at the Effective Date, including the COLUMBUS trial and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be conducted pursuant to the terms of the Novartis Agreements. Additional worldwide development activities of encorafenib and binimetinib will be governed by a Global Development Plan ("GDP") with Pierre Fabre. Pierre Fabre and Array jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial. We and Pierre Fabre have agreed to commit at least €100 million in combined funds for these studies in CRC and melanoma.

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

In connection with the PF Agreement, we received $30.0 million as a non-refundable up-front payment during the year ended June 30, 2016 and we earned a $15.0 million milestone during the quarter ended September 30, 2018 which was recognized at that time as collaboration and license revenue. The PF Agreement contains future substantive potential milestone payments of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement.

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

Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million. We are entitled to receive potential milestone payments of up to ¥900.0 million for the achievement of two remaining development milestones, ¥5.0 billion for the achievement of eight regulatory milestones and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22.0% for annual net sales under ¥10.0 billion and increasing to 25.0% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of September 30, 2018, ¥1.0 billion was the equivalent of approximately $8.8 million.

All ongoing clinical trials involving encorafenib and binimetinib, including the BEACON CRC and COLUMBUS trials, continued as planned as of the effective date of the Ono Agreement, and Ono is entitled to the data derived from such studies. As part of the Ono Agreement, Ono obtained the right to participate in any future global development of encorafenib and binimetinib by contributing 12.0% of the future costs of such development. Ono is responsible for seeking regulatory and marketing approvals for products in the Ono Territory and for any development of encorafenib and binimetinib specifically necessary to obtain such approvals. We will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by us and Ono, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree with Ono on a strategy to ensure the supply of companion diagnostics to Ono for use with encorafenib and binimetinib in certain indications in the Ono Territory. Each party has agreed not to distribute, sell or promote competing MEK or RAF products in the Ono Territory during the term of the Ono Agreement.

The Ono Agreement will continue in effect on a product-by-product, country-by-country basis for a period that expires ten years after the later of expiration of patent protection or marketing exclusivity for the applicable product. The Ono Agreement may be terminated by either party for breach of the Agreement by the other party, in the event of the insolvency or bankruptcy of the other party, by Ono with 180 days’ prior notice after the fifth year after first commercial sale of either encorafenib or binimetinib in the Ono Territory, or by Ono on a product-by-product basis for certain safety reasons.

COLUMBUS PHASE 3 TRIAL

The COLUMBUS trial is a two-part, international, randomized, open-label Phase 3 trial evaluating the efficacy and safety of BRAFTOVI (encorafenib) in combination with MEKTOVI (binimetinib) compared to vemurafenib and encorafenib monotherapy in 921 patients with locally advanced, unresectable or metastatic melanoma with BRAFV600 mutation. The primary endpoint of the trial was progression free survival; all secondary efficacy analyses, including overall survival ("OS"), are descriptive in nature. Over 200 sites across North America, Europe, South America, Africa, Asia and Australia participated in the trial.

COLUMBUS Median Overall Survival Results Published in The Lancet Oncology

Detailed OS results of the pivotal COLUMBUS trial were published online on September 12, 2018 by The Lancet Oncology. The median OS was 33.6 months for patients treated with BRAFTOVI + MEKTOVI, compared to 16.9 months for patients treated with vemurafenib as a monotherapy. The combination reduced the risk of death compared to treatment with vemurafenib [hazard ratio (HR) of 0.61, (95% CI 0.47-0.79, p <0.0001)] in the planned analysis of OS. Observed grade 3 or 4 adverse events seen in more than 5% of patients with BRAFTOVI + MEKTOVI were increased gamma-glutamyltransferase (9%), increased blood creatine phosphokinase (7%) and hypertension (6%). Additional safety information for COLUMBUS was published in the manuscript and in the Important Safety Information and the full Prescribing Information for BRAFTOVI and MEKTOVI.

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

BEACON CRC PHASE 3 TRIAL

BEACON CRC is a randomized, open-label, global trial evaluating the efficacy and safety of BRAFTOVI, MEKTOVI and cetuximab in patients with BRAFV600E-mutant metastatic CRC whose disease has progressed after one or two prior regimens. BEACON CRC is the first and only Phase 3 trial designed to test a BRAF/MEK combo targeted therapy in BRAFV600E-mutant advanced CRC. Thirty patients were treated in the safety lead-in and received the triplet combination (BRAFTOVI 300 mg daily, MEKTOVI 45 mg twice daily and cetuximab, an anti-EGFR antibody, per label). Of the 30 patients, 29 had a BRAFV600E mutation. MSI-H, resulting from defective DNA mismatch repair, was detected in only one patient. As previously announced, the triplet combination demonstrated good tolerability, supporting initiation of the randomized portion of the trial.

The randomized portion of the BEACON CRC trial is designed to assess the efficacy of BRAFTOVI in combination with cetuximab with or without MEKTOVI compared to cetuximab and irinotecan-based therapy. Approximately 615 patients are expected to be randomized 1:1:1 to receive triplet combination, doublet combination (BRAFTOVI and cetuximab) or the control arm (irinotecan-based therapy and cetuximab). The study has been amended to include an interim analysis of endpoints including ORR. The primary overall survival endpoint is a comparison of the triplet combination to the control arm. Other secondary endpoints include PFS, duration of response, safety and tolerability. Health related quality of life data will also be assessed. The trial is being conducted at over 200 investigational sites in North America, South America, Europe and the Asia Pacific region. The BEACON CRC trial is being conducted with support from Ono Pharmaceutical Co., Pierre Fabre and Merck KGaA, Darmstadt, Germany (support is for sites outside of North America).

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

On August 7, 2018, the FDA granted Breakthrough Therapy Designation to BRAFTOVI in combination with MEKTOVI and cetuximab for the treatment of patients with BRAFV600E-mutant metastatic CRC as detected by an FDA-approved test, after failure of one to two prior lines of therapy for metastatic disease. BRAFV600E-mutant mCRC patients have a mortality risk more than double that of mCRC patients without the mutation, and currently there are no therapies specifically approved for this high unmet need population.

Following consultation with the FDA and EMA, we have initiated an amendment to the BEACON CRC protocol to allow for an interim analysis of trial endpoints. Should a planned analysis based primarily on confirmed overall response rate ("ORR") and durability of response be supportive, we plan to use it to seek accelerated approval in the U.S. The interim analysis may also support regulatory submissions in other regions. We anticipate topline results from this analysis in the first half of 2019. This timing allows for the subset of patients required for the interim analysis of ORR to achieve a response and for the durability of responses to be appropriately evaluated.

The BEACON CRC trial continues to enroll well and we expect to complete enrollment of the trial around the end of 2018.

Worldwide, colorectal cancer is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Globally in 2012, approximately 694,000 deaths were attributed to colorectal cancer. In the U.S. alone, an estimated 140,250 patients will be diagnosed with cancer of the colon or rectum in 2018, and approximately 50,000 are estimated to die of their disease. In the U.S., BRAF mutations are estimated to occur in 10% to 15% of patients with colorectal cancer and represent a poor prognosis for these patients. The risk of mortality in CRC patients with the BRAFV600E mutation is more than two times higher than for those with wild-type BRAF. Several irinotecan and cetuximab-containing regimens, similar to the BEACON CRC control arm, have established clinical activity benchmarks in BRAFV600E-mutant mCRC patients, whose disease has progressed after one or two prior lines of therapy. These benchmarks include ORR of 4% to 8%, mPFS of 1.8 to 2.5 months and median OS of 4 to 6 months.

ANCHOR CRC TRIAL

In October 2018, ANCHOR CRC, an international trial designed to assess the efficacy and safety of the combination of encorafenib, binimetinib and cetuximab in patients with BRAFV600E-mutant mCRC in the first-line setting, was posted to clinicaltrials.gov. The trial was designed in partnership with top global key opinion leaders and we are excited by the potential of this combination therapy to benefit patients in the first-line setting. The ANCHOR CRC trial is being conducted in collaboration with Pierre Fabre and Ono Pharmaceutical Co., Ltd., and with support from Merck KGaA, Darmstadt, Germany.

IMMUNO-ONCOLOGY COLLABORATIONS WITH BRISTOL-MYERS SQUIBB, MERCK AND PFIZER

We are also developing binimetinib in combination with PD-1/PD-L1 checkpoint inhibitors and previously announced separate, strategic collaborations with Bristol-Myers Squibb, Merck and Pfizer. Each collaboration is pursuing a different rationally designed clinical approach.

BRISTOL-MYERS SQUIBB COLLABORATION

The clinical trial has completed enrollment. It is designed to investigate the safety, tolerability and efficacy of binimetinib in combination with nivolumab (anti-PD-1 therapy), with and without ipilimumab (CTLA-4 antibody), in patients with advanced metastatic microsatellite stable (MSS) CRC and the presence of a RAS mutation who have received one or two prior regimens. The trial is jointly supported by Array and Bristol-Myers Squibb and sponsored by Array.

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

PFIZER COLLABORATION

The clinical trial was initiated last quarter and is designed to investigate the safety, tolerability and efficacy of several novel anti-cancer combinations, including binimetinib, avelumab (anti-PD-L1 therapy) and talazoparib (PARP inhibitor) across various tumor types and is expected to begin during the third quarter of 2018. Initially, the focus will be on non-small cell lung cancer and pancreatic cancer, with additional indications being explored at a later stage. The trial is sponsored and funded by Pfizer, with Array providing binimetinib supply.

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

Business Development and Partner Concentrations

We currently license or partner certain of our compounds and/or programs and enter into collaborations directly with pharmaceutical and biotechnology companies through opportunities identified by our business development group, senior management, scientists and customer referrals. In general, our partners may terminate their agreements with us with 60 to 180 days' prior notice. Specifics regarding termination provisions under our material collaboration or partnering agreements can be found in Note 4 – Collaboration and Other Agreements to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Additional information related to the concentration of revenue among our partners is reported in Note 1 – Overview, Basis of Presentation and Summary of Significant Accounting Policies – Concentration of Business Risks to our unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All of our collaboration and license agreements are denominated in U.S. dollars, except our agreement with Ono, which is denominated in Japanese Yen.

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change
	September 30,		2018 vs. 2017
	2018	2017	$	%
Product sales, net	$13,993	$—	$13,993	(a)
Collaboration and license revenue	31,028	11,554	19,474	169%
Reimbursement revenue	11,889	18,192	(6,303)	(35)%
Total revenue	$56,910	$29,746	$27,164	91%

(a) There were no product sales during the prior year period.

Product Sales, net

Product sales and product royalties, net consists of commercial revenue from sales of BRAFTOVI + MEKTOVI which commenced during the three months ended September 30, 2018. See Note 3 of the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional details related to Product sales, net.

Collaboration and License Revenue

Collaboration and license revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes research and development of proprietary drug candidates we out-license, as well as up-front and milestone fees and ongoing milestone payments from partners and collaborators.

The increase in collaboration and license revenue during the three months ended September 30, 2018 compared with the same period in the prior year was primarily due to milestones earned from Pierre Fabre for the European marketing approval of commercial sales of BRAFTOVI + MEKTOVI in the amount of $15.0 million and a $4.0 million milestone for the initiation of a registration enabling study for LOXO-292 under our collaboration with Loxo Oncology.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur under the Novartis Agreements where we act as a principal, control the research and development activities, bear credit risk and may perform a portion of the required services.

As discussed in Note 4 - Collaboration and Other Agreements to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, we and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with binimetinib and the other associated with encorafenib. Novartis provides substantial financial support to us under the Transition Agreements for clinical trials involving encorafenib and binimetinib in the form of reimbursement to Array for substantially all associated out-of-pocket costs and for one-half of our fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate, with certain activities subject to a maximum reimbursement limit. As of June 30, 2016, Novartis had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials. Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  As of September 30, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we have reached certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial.

The decrease in reimbursement revenue for the three months ended September 30, 2018 compared with the same period in the prior year is attributable to the certain categories of expenses having reached reimbursement limits and the advancement of the transitioned studies, some of which have begun to wind down, resulting in lower reimbursable expenses.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change
	September 30,		2018 vs. 2017
	2018	2017	$	%
Cost of goods sold	$195	$—	$195	(a)
Research and development	55,550	53,204	2,346	4%
Selling, general and administrative	24,890	12,048	12,842	107%
Total operating expenses	$80,635	$65,252	$15,383	24%
(a) There were no product sales during the prior year period.

Cost of Goods Sold

Certain of the costs of BRAFTOVI + MEKTOVI units recognized as revenue during the three months ended September 30, 2018 were expensed prior to the June 27, 2018 FDA approval, and a minimal amount is included in cost of goods sold during the current period. We expect our cost of goods sold to remain negligible until the inventory with previously expensed production costs is sold. We believe our cost of goods sold for the three months ended September 30, 2018 would have been $0.3 million higher if we had not previously expensed certain material and production costs for with the units sold. As of September 30, 2018, we had approximately $16.2 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of BRAFTOVI + MEKTOVI are recognized as revenue.

Research and Development Expense

Research and development expense includes costs associated with our proprietary and partnered drug programs, which primarily consist of personnel related expenses, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, manufacturing materials for use in clinical trials or in pre-approval commercial launch inventory of BRAFTOVI and MEKTOVI, costs associated with regulatory filings and patents, and other costs to support our research and development operations. We manage our programs based on scientific data and achievement of research plan goals. As many of our activities and costs benefit multiple projects, the allocation of costs to specific projects is not meaningful. As a result, we do not report costs on a program basis.

Research and development expense increased during the three months ended September 30, 2018 over the same period in the prior year primarily due to increased costs to advance BEACON and other proprietary programs to later stages of development. This increase was partially offset by Novartis transitioned studies as the underlying activity and associated outsourced services and consulting costs continued to decline. Partially offsetting this decrease are increased costs to advance ARRY-797 and other proprietary programs into later stages of development.

Overall, outsourced services and consulting costs represented approximately 80% and 74% of research and development expense for the three months ended September 30, 2018 and 2017, respectively.

Reimbursed expenses for the Novartis transitioned studies were $11.9 million for the three months ended September 30, 2018 and $18.2 million for the three months ended September 30, 2017, which represented approximately 21% and 34% of total research and development expense during each respective period.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist mainly of expenses associated with our sales, marketing, finance, legal and administrative organizations, including personnel costs, costs associated with the commercialization of BRAFTOVI and MEKTOVI, patent filing and prosecution, consulting and professional services, facilities, depreciation and other office expenses.

The increase in selling, general and administrative expense during the periods presented are primarily driven by costs associated with our commercial and sales activities in support of BRAFTOVI + MEKTOVI commercialization.

Other Income (Expense), Net

Other income (expense), net is summarized in the following table (dollars in thousands):

	Three Months Ended		Change
	September 30,		2018 vs. 2017
	2018	2017	$	%
Realized gain on investments	$35	$—	$35	(a)
Change in fair value of notes payable	(65)	200	(265)	(133)%
Interest income	1,524	525	999	190%
Interest expense	(2,580)	(3,213)	633	(20)%
Total other income (expense), net	$(1,086)	$(2,488)	$1,402	(56)%
(a) Percentage change is not meaningful.

Interest income is earned from our investments in available-for-sale marketable securities, which has increased significantly from the previous year due to a higher balance of marketable securities.

Interest expense is primarily related to our 3.00% and 2.625% convertible senior notes but also includes interest expense related to Convertible Promissory Notes we issued to Redmile and interest on our term loan with Silicon Valley Bank. The decrease in interest expense for the three months ended September 30, 2018 as compared to the prior year is primarily the result of exchanging the 2020 Notes which bore interest at 3.00% for the 2024 Notes which bear interest at 2.625%. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 5 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2018 and June 30, 2018, we held cash, cash equivalents and marketable securities totaling $415.4 million and $413.4 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of September 30, 2018, we had an accumulated deficit of approximately $1.1 billion. Our results of operations were net losses of $24.8 million for the three months ended September 30, 2018 and of $147.3 million, $116.8 million and $92.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Marketable securities - current consist mainly of U.S. government agency obligations with maturities of greater than 90 days when purchased. Marketable securities - non-current are primarily securities held under our deferred compensation plan.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30, 2018	June 30, 2018	$ Change
Cash and cash equivalents	$130,507	$114,748	$15,759
Marketable securities – current	283,886	297,739	(13,853)
Marketable securities – non-current	998	919	79
Total	$415,391	$413,406	$1,985

The increase in cash and cash equivalents is primarily due to $33.8 million net proceeds from the exchange of the Silicon Valley Bank term loans and $16.9 million net proceeds for shares of our common stock sold under the ATM, which were partially offset by $16.0 million paid to settle the Redmile notes with interest upon maturity, cash used in operations as well as the timing of our investment in marketable securities. The decreases in marketable securities are also the result of the timing of investing cash and cash equivalents in marketable securities.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change
Cash flows provided by (used in):
Operating activities	$(34,800)	$(18,044)	$(16,756)
Investing activities	13,741	(59,746)	73,487
Financing activities	36,818	247,271	(210,453)
Total	$15,759	$169,481	$(153,722)
The increase in net cash used in operating activities was mainly due to an increase in working capital items of approximately $28.8 million, primarily related to milestone payments receivable and prepayments for commercial product, as well as a $1.1 million decrease in non-cash adjustments, partly offset by a $13.2 million decrease in net loss for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Net cash provided by (used in) investing activities increased primarily due to net maturities of marketable securities of $14.0 million during the three months ended September 30, 2018 compared with net purchases of marketable securities of $59.7 million following our public offering of shares of common stock during the three months ended September 30, 2017.

Net cash provided by financing activities during the three months ended September 30, 2018 consisted primarily of $33.8 million net proceeds from the exchange of the Silicon Valley Bank term loans and $16.9 million net proceeds for shares of our common stock sold under the ATM, which were partially offset by $15.0 million paid to settle the Redmile notes upon maturity. Net cash provided by financing activities during the three months ended September 30, 2017 primarily related to $243.0 million in net proceeds from a follow-on offering of our common stock in September 2017.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal period ended June 30, 2018. During the three-months ended September 30, 2018, we began selling commercial product and consider reserves for variable consideration related to product sales to be a critical accounting estimate. See Note 1 of the Notes to our Unaudited Consolidated Financial Statements contained elsewhere in this report for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and other agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due on payment terms of net 30 days and will not represent a significant component of our overall cash balance. As a result, historically and as of September 30, 2018, we have had little or no exposure to market risk from changes in foreign currency or exchange rates and a 10% hypothetical change in foreign exchange rates during the periods presented would not have had a material effect on our financial results.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of one year or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points from the level that existed at September 30, 2018, we would expect future interest income to increase or decrease by approximately $2.8 million over the next 12 months based on the balance as of September 30, 2018 of $283.6 million of investments classified as U.S. treasury securities. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our consolidated condensed statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Silicon Valley Bank of $50.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.25% on the Silicon Valley Bank debt as of September 30, 2018 would result in a change in our annual interest expense of $0.5 million.

Historically, and as of September 30, 2018, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Exchange Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC 606, Revenue from Contracts with Customers. We also implemented certain internal controls over financial reporting in connection with commercialization for product sales and inventory during the quarter. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2017, we were notified that a complaint was filed against us and our Chief Executive Officer, former interim Chief Financial Officer, and current Chief Financial Officer in the capacities as officers of Array, in the United States District Court for the District of Colorado by Wendell Rose, individually and on behalf of all others similarly situated (the "Rose Action"). A second complaint was filed on November 28, 2017 also in the United States District Court for the District of Colorado by Robert Nauman, individually and on behalf of all others similarly situated (the "Nauman Action"). The complaints in both actions contain substantially similar allegations of violations of the federal securities laws by us and the defendant executive officers in connection with certain disclosures made, or omitted, by us regarding our NRAS-mutant melanoma program and seek to establish a class of investors who purchased our common stock between December 16, 2015 and March 17, 2017, inclusive, affected by the allegations in the Complaints. The complaints seek unspecified remedies under the Securities Exchange Act of 1934. On March 12, 2018, the Court granted Peter Voulgaris's motion seeking appointment as lead plaintiff and their respective law firm. The Court also consolidated the Rose Action and the Nauman Action into one proceeding. Array filed a Motion to Dismiss the complaint on June 11, 2018. We will continue to evaluate the allegations set forth in the Complaint and intend to vigorously defend against all such allegations.
On July 28, 2017, AstraZeneca and Merck announced that they entered into an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. Array remains eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales and now expects to receive a portion of certain consideration paid by Merck to AstraZeneca under this agreement. Array has informed AstraZeneca, however, that it is disputing the consideration that AstraZeneca has paid Array related to both upfront and potential future milestones under AstraZeneca's agreement with Merck. Array commenced legal proceedings against AstraZeneca on December 7, 2017, naming AstraZeneca as the defendant in New York State Court in Manhattan regarding this dispute. On February 1, 2018, we filed a second action against AstraZeneca AB in New York State Court. The two cases have now been consolidated into one case. We are seeking damages and a declaratory judgment in both actions. AstraZeneca has filed a motion to dismiss the case.
ITEM 1A. RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 5. OTHER INFORMATION

At the 2018 Annual Meeting of Stockholders held in Boulder, Colorado on October 25, 2018, our stockholders voted to amend our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 280,000,000 to 340,000,000.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	Filed herewith
3.2	Bylaws of Array Biopharma Inc., as amended and restated on February 1, 2018	10-Q	001-16633	2/6/2018
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture, dated as of December 1, 2017, by and between registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-16633	12/4/2017
4.3	Form of 2.625% Convertible Senior Notes due 2024	8-K	001-16633	12/4/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 30th day of October 2018.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)