Form 10-Q
period 2018-12-31
ARRAY BIOPHARMA INC
filed 2019-02-05
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of January 30, 2019, the registrant had 218,213,556 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$147,094	$114,748
Marketable securities	329,964	297,739
Accounts receivable	22,245	32,084
Prepaid expenses and other current assets	31,537	6,972
Total current assets	530,840	451,543

Non-current assets
Marketable securities	1,095	919
Property and equipment, net	6,902	7,128
Other non-current assets	10,125	774
Total non-current assets	18,122	8,821
Total assets	$548,962	$460,364

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,420	$14,059
Accrued outsourcing costs	41,535	31,853
Accrued compensation and benefits	14,105	16,695
Other accrued expenses	4,639	1,868
Deferred rent	725	707
Notes payable at fair value	—	15,899
Deferred revenue	12,761	12,350
Current portion of long-term debt	—	2,500
Total current liabilities	84,185	95,931

Non-current liabilities
Deferred rent	5,252	5,598
Deferred revenue	40,231	44,470
Long-term debt, net	132,654	93,376
Other non-current liabilities	1,289	1,246
Total non-current liabilities	179,426	144,690
Total liabilities	263,611	240,621

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 340,000,000 and 280,000,000 shares authorized as of December 31, 2018 and June 30, 2018, respectively, 217,860,411 and 211,289,922 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	218	211
Additional paid-in capital	1,387,422	1,286,000
Accumulated other comprehensive loss	(109)	(461)
Accumulated deficit	(1,102,180)	(1,066,007)
Total stockholders' equity	285,351	219,743
Total liabilities and stockholders' equity	$548,962	$460,364
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue
Product sales, net	$22,713	$—	$36,706	$—
Collaboration and license revenue	50,924	19,823	81,952	31,377
Reimbursement revenue	8,912	22,395	20,801	40,587
Total revenue	82,549	42,218	139,459	71,964

Operating expenses
Cost of goods sold	786	—	981	—
Research and development	62,120	56,329	117,670	109,533
Selling, general and administrative	30,473	11,607	55,363	23,655
Total operating expenses	93,379	67,936	174,014	133,188

Loss from operations	(10,830)	(25,718)	(34,555)	(61,224)

Other income (expense)
Loss on extinguishment and conversion of Notes	—	(6,457)	—	(6,457)
Realized gain on investments	—	—	35	—
Change in fair value of notes payable	—	(300)	(65)	(100)
Interest income	2,286	1,255	3,810	1,780
Interest expense	(2,818)	(2,833)	(5,398)	(6,046)
Total other income (expense), net	(532)	(8,335)	(1,618)	(10,823)

Net loss	$(11,362)	$(34,053)	$(36,173)	$(72,047)

Change in unrealized gain (loss) on marketable securities	203	(634)	352	(600)

Comprehensive loss	$(11,159)	$(34,687)	$(35,821)	$(72,647)

Weighted average shares outstanding – basic	215,872	199,852	214,032	187,312
Weighted average shares outstanding – diluted	215,872	199,852	214,032	187,312

Net loss per share – basic	$(0.05)	$(0.17)	$(0.17)	$(0.38)
Net loss per share – diluted	$(0.05)	$(0.17)	$(0.17)	$(0.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

Three months ended December 31, 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of September 30, 2018	213,027	$213	$1,309,985	$(312)	$(1,090,818)	$219,068
Shares issued for cash under employee share plans	414	1	63	—	—	64
Share-based compensation expense	—	—	5,530	—	—	5,530
Issuance of common stock, net of offering costs / At-the-market offering	4,419	4	71,844	—	—	71,848
Change in unrealized loss on marketable securities	—	—	—	203	—	203
Net loss	—	—	—	—	(11,362)	(11,362)
Balance as of December 31, 2018	217,860	$218	$1,387,422	$(109)	$(1,102,180)	$285,351

Six months ended December 31, 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2018	211,290	$211	$1,286,000	$(461)	$(1,066,007)	$219,743
Shares issued for cash under employee share plans	917	2	2,318	—	—	2,320
Share-based compensation expense	—	—	10,342	—	—	10,342
Issuance of common stock, net of offering costs / At-the-market offering	5,653	5	88,762	—	—	88,767
Change in unrealized loss on marketable securities	—	—	—	352	—	352
Net loss	—	—	—	—	(36,173)	(36,173)
Balance as of December 31, 2018	217,860	$218	$1,387,422	$(109)	$(1,102,180)	$285,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended December 31, 2017
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of September 30, 2017	196,126	$196	$1,183,122	$(42)	$(956,655)	$226,621
Shares issued for cash under employee share plans	2,463	2	13,178	—	—	13,180
Share-based compensation expense	—	—	3,236	—	—	3,236
Extinguishment of 2020 Notes	7,956	8	(15,705)	—	—	(15,697)
Conversion of 2020 Notes	913	1	5,418	—	—	5,419
Issuance of 2024 Notes	—	—	44,110	—	—	44,110
Change in unrealized loss on marketable securities	—	—	—	(634)	—	(634)
Net loss	—	—	—	—	(34,053)	(34,053)
Balance as of December 31, 2017	207,458	$207	$1,233,359	$(676)	$(990,708)	$242,182

Six Months Ended December 31, 2017
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2017	171,308	$171	$930,293	$(76)	$(918,661)	$11,727
Shares issued for cash under employee share plans	2,887	2	14,601	—	—	14,603
Share-based compensation expense	—	—	8,819	—	—	8,819
Issuance of common stock, net of offering costs / At-the-market offering	324	1	2,829	—	—	2,830
Issuance of common stock, net of offering costs / Public offering	24,070	24	242,994	—	—	243,018
Extinguishment of 2020 Notes	7,956	8	(15,705)	—	—	(15,697)
Conversion of 2020 Notes	913	1	5,418	—	—	5,419
Issuance of 2024 Notes	—	—	44,110	—	—	44,110
Change in unrealized loss on marketable securities	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(72,047)	(72,047)
Balance as of December 31, 2017	207,458	$207	$1,233,359	$(676)	$(990,708)	$242,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(36,173)	$(72,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,069	1,138
Non-cash interest expense	3,002	3,640
Share-based compensation expense	10,342	8,819
Loss on extinguishment and conversion of Notes	—	6,457
Realized gain from investments, net	(35)	—
Change in fair value of notes payable	65	100
Changes in operating assets and liabilities:
Accounts receivable	9,839	1,309
Prepaid expenses and other assets	(33,916)	(673)
Accounts payable and other accrued expenses	(1,832)	2,539
Accrued outsourcing costs	9,682	(4,087)
Accrued compensation and benefits	(1,457)	(3,400)
Deferred rent	(328)	99
Deferred revenue	(3,828)	(14,241)
Other non-current liabilities	132	171
Net cash used in operating activities	(43,438)	(70,176)

Cash flows from investing activities
Purchases of property and equipment	(843)	(212)
Proceeds from investment	35	—
Purchases of marketable securities	(234,099)	(338,060)
Proceeds from sales and maturities of marketable securities	201,961	91,421
Net cash used in investing activities	(32,946)	(246,851)

Cash flows from financing activities
Proceeds from issuance of common stock / Public offering	—	258,750
Offering costs for issuance of common stock / Public offering	—	(15,732)
Proceeds from issuance of common stock / At-the-market offering	90,629	2,917
Offering costs for the issuance of common stock / At-the-market offering	(1,862)	(87)
Net proceeds from employee stock purchases and options exercised	1,187	14,603
Payment of note payable	(15,000)	—
Proceeds from the modification of long-term debt, net	33,776	—
Payment for debt issuance costs	—	(4,306)
Net cash provided by financing activities	108,730	256,145

Net increase in cash and cash equivalents	32,346	(60,882)
Cash and cash equivalents at beginning of period	114,748	125,933
Cash and cash equivalents at end of period	$147,094	$65,051

Supplemental disclosure of cash flow information
Cash paid for interest	$3,213	$2,161
Change in unrealized loss on marketable securities	$352	$(600)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. ("Array", "we", "us", "our" or "the Company") is a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We were incorporated in the State of Delaware in 1998. Since our founding, we have progressed two drugs through clinical development and received regulatory approval. BRAFTOVI® and MEKTOVI® were approved by the Food and Drug Administration ("FDA") for commercial sales in the United States ("U.S.") in June 2018 and by the European Commission for commercial sales in the European Union through our partner, Pierre Fabre Medicamente SAS ("Pierre Fabre"), in September 2018.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the fiscal year ended June 30, 2018 included in our Annual Report on Form 10-K from which we derived our balance sheet data as of June 30, 2018.

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

Liquidity

As of December 31, 2018 and June 30, 2018, we held cash, cash equivalents and marketable securities totaling $478.2 million and $413.4 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2018, we had an accumulated deficit of $1.1 billion. Our results of operations were net losses of $11.4 million and $36.2 million for the three and six months ended December 31, 2018, respectively, and $147.3 million, $116.8 million and $92.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Concentration of Business Risks

The following counterparties contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Loxo Oncology	48.5%	5.7%	33.3%	8.0%
Pierre Fabre	7.9%	10.5%	20.3%	11.8%
Novartis Pharmaceutical	10.8%	53.1%	14.9%	56.4%
Asahi Kasei	—%	23.0%	—%	14.9%
Total	67.2%	92.3%	68.5%	91.1%

The loss of one or more of our significant partners or collaborators could have a material adverse effect on our business, operating results or financial condition. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of December 31, 2018.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners, Customers or license holders are located (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
North America	$65,945	$4,662	$88,225	$10,163
Europe	15,446	26,852	49,135	49,148
Asia Pacific	1,158	10,704	2,099	12,653
Total	$82,549	$42,218	$139,459	$71,964

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 41% and 52% of our total accounts receivable balance as of December 31, 2018 and June 30, 2018, respectively. Loxo Oncology ("Loxo") accounted for 0% and 14% of our total accounts receivable balance as of December 31, 2018 and June 30, 2018, respectively. Pierre Fabre accounted for 13% and 13% of our total accounts receivable balance as of December 31, 2018 and June 30, 2018, respectively.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K. Our significant accounting policies for the three and six months ended December 31, 2018 also included the policies discussed below related to revenue and cost of goods sold for commercial product sales. With the exception of those noted below, there have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Product Sales, Net

We received approval from the FDA on June 27, 2018 to market BRAFTOVI + MEKTOVI in the U.S. for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. We began selling BRAFTOVI + MEKTOVI in the U.S. in July 2018. We distribute our products principally through a limited number of specialty distributor and specialty pharmacy providers (collectively, our "Customers"). Our Customers subsequently sell our products to patients and health care providers. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue is recognized when the Customer obtains control of our product, typically upon delivery to the Customer.

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

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual for rebates is based on statutory discount rates and known sales to specialty pharmacy patients or expected utilization for specialty distributor sales to healthcare providers. As we gain more historical experience, estimates will be based on the expected utilization from historical data we have accumulated since the BRAFTOVI + MEKTOVI product launch. Rebates are generally invoiced and paid quarterly in arrears.

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

Discounts and Fees: Our payment terms are generally 45 days. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these Customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

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

We are offering a quick start program in the form of vouchers to eligible patients. We record amounts for estimated voucher redemptions in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and these amounts are recorded in accounts payable, accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet. Our accrual for voucher redemptions is estimated based on observed voucher redemption rates.

Cost of Goods Sold

Cost of goods sold consists of the cost of goods sold to Customers, international partners under product supply agreements, and royalty expense based on net sales of BRAFTOVI. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of BRAFTOVI + MEKTOVI units recognized as revenue during the three and six months ended December 31, 2018 were expensed prior to FDA approval on June 27, 2018. We believe our cost of goods sold for the three and six months ended December 31, 2018 would have been $0.3 million and $0.7 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of December 31, 2018, we had approximately $15.4 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of BRAFTOVI + MEKTOVI are recognized as revenue.

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

Milestone payments: Developmental and regulatory milestone payments generally relate to performance obligations that have been completed in the past and are recognized as revenue in the period in which the milestone is achieved and material risk of reversal of revenue has passed. Due to the uncertainty of drug development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under our agreements. We reevaluate the likelihood of achieving future milestones at the end of each reporting period. If the risk of significant reversal is resolved, future milestone revenue from an arrangement will be recognized as revenue in the period the risk is relieved. Adoption of ASC 606 has the effect of accelerating recognition of revenue for certain commercial milestone payments as compared to the legacy accounting guidance.

Product royalty and commercial milestone revenues: We have entered into arrangements that include sales-based royalties or commercial milestone payments for which the license is deemed to be the predominant item to which the royalties or milestones relate. We recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty was allocated has been satisfied (or partially satisfied).

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

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-19 is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. We adopted the new standard on July 1, 2018 and did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases.” ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the impact that ASU 2016-02 will have on our unaudited condensed consolidated financial statements and related disclosures and plan to adopt the new standard on July 1, 2019.

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). The standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact ASU 2018-18 will have on our unaudited condensed consolidated financial statements and related disclosures, but do not expect it to have a material impact on our consolidated financial statements.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$198,762	$—	$(98)	$198,664
Commercial paper	101,533	—	—	101,533
Corporate bonds	19,913	—	(16)	19,897
Asset-backed securities	9,648	5	—	9,653
Mutual fund securities	217	—	—	217
	330,073	5	(114)	329,964
Long-term available-for-sale securities:
Mutual fund securities	1,095	—	—	1,095
	1,095	—	—	1,095
Total	$331,168	$5	$(114)	$331,059

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$297,965	$—	$(461)	$297,504
Mutual fund securities	235	—	—	235
	298,200	—	(461)	297,739
Long-term available-for-sale securities:
Mutual fund securities	919	—	—	919
	919	—	—	919
Total	$299,119	$—	$(461)	$298,658

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

As of December 31, 2018, the amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$329,856	$329,747

NOTE 3 – PRODUCT REVENUE
Our commercial stage products include BRAFTOVI and MEKTOVI, which received FDA approval on June 27, 2018 as a combination therapy for the treatment of patients with unresectable or metastatic melanoma with BRAFV600E or BRAFV600K mutation, as detected by an FDA-approved test.

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

Net product revenues by product for the three and six months ended December 31, 2018 was as follows (in thousands):

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
BRAFTOVI	$11,371	$18,386
MEKTOVI	11,342	18,320
Total net product sales	$22,713	$36,706

Gross-to-net sales accruals and the balance in the related allowance accounts for the six months ended December 31, 2018 were as follows (in thousands):

	Returns	Other	Total
Balance as of June 30, 2018	$—	$—	$—
Allowances for sales during prior periods	—	—	—
Allowances for sales during the current period	67	7,950	8,017
Credits/deductions issued for prior year sales	—	—	—
Credits/deductions issued for sales during the current period	(26)	(5,155)	(5,181)
Balance as of December 31, 2018	$41	$2,795	$2,836

There were no product sales or gross-to-net accruals during the three and six months ended December 31, 2017.

NOTE 4 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Collaboration and other revenue
Pierre Fabre	$5,427	$3,674	$11,456	$7,023
Loxo	—	2,395	2,403	4,653
Mirati	1,216	1,422	2,210	2,811
Other partners	1,806	1,017	2,490	2,029
Total collaboration and other revenue	8,449	8,508	18,559	16,516

License and milestone revenue
Loxo	40,000	—	44,000	1,107
Pierre Fabre	1,074	750	16,824	1,500
Ono	918	919	1,836	1,837
Asahi Kasei	—	9,437	—	10,000
Other partners	482	209	732	417
Total license and milestone revenue	42,474	11,315	63,392	14,861
Total collaboration and license revenue	$50,924	$19,823	$81,952	$31,377

Reimbursement revenue
Novartis	$8,912	$22,395	$20,801	$40,587

Collaboration and License Revenue

The terms of our collaboration and license agreements include substantial ongoing collaboration and cost-sharing activities between the companies and may require us to perform future development and commercialization activities. In accordance with the revenue recognition criteria under ASC 606, Revenue from Contracts with Customers, we identified the following performance obligations in each of the following collaboration agreements, excluding Loxo: (1) the license rights and (2) clinical development and other services. For each agreement, we determined that the license rights are not distinct from the clinical development and other activities, and as such, are combined with certain other activities to form a performance obligation. Accordingly, any non-refundable upfront payments received under the agreements have been recorded as deferred revenue and are being recognized over the period during which management expects that substantial development activities will be performed.

We re-evaluate the likelihood of achieving future milestones at the end of each reporting period. Any remaining future milestone payments discussed in this Quarterly Report on Form 10-Q are related to performance obligations that have been not yet been satisfied. If the risk of significant reversal for a milestone becomes resolved in the future, then the revenue associated with the respective milestone will be recognized in the the period the risk is removed.

Pierre Fabre
On November 10, 2015, we entered into an agreement with Pierre Fabre (the "PF Agreement") pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the U.S., Canada, Japan, Korea and Israel, where we retain our ownership rights (subject to rights granted to Ono Pharmaceutical Co., Ltd. ("Ono") under the agreement with Ono).
The PF Agreement closed in December 2015 (the "Effective Date"). All clinical trials involving encorafenib and binimetinib that were ongoing or planned at the Effective Date, including the COLUMBUS trial and other then-ongoing Novartis sponsored and investigator sponsored clinical studies, continued to be conducted pursuant to the terms of the Novartis Agreements. Further worldwide development activities are governed by a Global Development Plan ("GDP") with Pierre Fabre. Pierre Fabre will jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs.
In connection with the PF Agreement, we received a $30.0 million upfront payment during the year ended June 30, 2016 which has been recorded as deferred revenue and is being recognized through 2025, which is the period through which management expects that substantial development activities will be performed. In September 2018, we earned a $15.0 million milestone under the PF Agreement upon regulatory approval in the European Union, which was fully recognized as collaboration and license revenue during the period.
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
Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million, and we retain all rights to conduct, either on our own or through third parties, all clinical studies and file related regulatory filings with respect to encorafenib and binimetinib and to develop, manufacture and commercialize encorafenib and binimetinib outside the Ono Territory (subject to rights we have granted to Pierre Fabre in certain countries). The upfront payment has been recorded as deferred revenue and is being recognized through 2025 which is the period through which management expects that substantial development activities will be performed. We are entitled to receive potential milestone payments of up to ¥900.0 million for the achievement of two remaining development milestones, ¥5.0 billion for the achievement of eight regulatory milestones relating to certain Marketing Authorization Application filings and approval in Japan for two specified indications, and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement of the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of December 31, 2018, ¥1.0 billion was the equivalent of approximately $9.1 million.
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
During the three months ended September 30, 2018, we earned a $4.0 million milestone under the Loxo Agreement for the initiation of a registration enabling study for LOXO-292, which was fully recognized as collaboration and license revenue during the period. During the three months ended December 31, 2018, we recognized milestone revenue of $40.0 million related to the first commercial sale of Vitrakvi by Loxo. We received a $20.0 million cash payment during the three months ended December 31, 2018 and will receive two additional payments of $10.0 million on each of the one year and two year anniversaries of the first commercial sale. In accordance with ASC 606, we recognized the entire $40.0 million as revenue during the three months ended December 31, 2018 as our performance obligations have been satisfied, payment is contingent upon only the passage of time, and we determined that it is not probable that a significant reversal of revenue would occur. The $20.0 million of additional payments are reflected as $10.0 million in other current assets and $10.0 million in other non-current assets in our unaudited condensed consolidated balance sheet as of December 31, 2018.
The Drug Discovery Collaboration Agreement with Loxo contains substantive potential milestone payments of up to $7.0 million for two remaining development milestones and up to $595.0 million for the achievement of twenty commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the U.S., the European Union and Japan plus royalties on sales of any resulting drugs.
Mirati
We are party to agreements with Mirati Therapeutics, Inc. (the "Mirati Agreements"). During April 2018, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under one such agreement for which we received $2.0 million and we continue to receive additional fees as reimbursement for research and development services. The option exercise fee, received in the three months ended June 30, 2018, was recorded as deferred revenue and is being recognized as revenue over two years, the period during which we expect that substantial development activities will be performed.
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
Other Collaboration Arrangements
In addition to the collaboration arrangements described above, we have entered into a number of other collaborative arrangements that include the potential for us to receive future milestone payments of up to $48.5 million for development milestones, up to $73.0 million for regulatory milestones, up to $159.5 million for sales milestones over a period of several years in addition to royalties on potential future product sales. Our ability to receive payments under these collaborations is contingent upon our collaboration partners' continued involvement in the programs and the lack of any adverse events which could cause the discontinuance of the programs.
Deferred Revenue
Deferred revenue balances were as follows for the dates indicated (in thousands):

	December 31,	June 30,
	2018	2018
Ono	$25,718	$27,555
Pierre Fabre (1)	25,982	22,394
Mirati	1,292	2,468
Loxo	—	2,403
Other	—	2,000
Total deferred revenue	52,992	56,820
Less: Current portion	(12,761)	(12,350)
Deferred revenue, long-term portion	$40,231	$44,470
(1) Balance as of December 31, 2018 includes a $5.1 million prepayment for commercial drug supply of BRAFTOVI and MEKTOVI

Reimbursement Revenue
On March 2, 2015 (the "Effective Date"), we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis and to encorafenib under the Asset Transfer Agreement with Novartis (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to us a 2% royalty obligation offset by certain expenses, which is payable based on net sales of encorafenib and is expensed as costs of goods sold as incurred.
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

NOTE 5 – DEBT

Outstanding debt consists of the following (in thousands):

	December 31,	June 30,
	2018	2018
Notes payable at fair value	$—	$15,899

2024 convertible senior notes	$126,060	$126,060
Silicon Valley Bank term loan (1)	53,500	16,200
Long-term debt, gross	179,560	142,260
Less: Unamortized debt discount and fees	(46,906)	(46,384)
Long-term debt, net	132,654	95,876
Less: Current portion	—	(2,500)
Long-term debt, non-current portion	$132,654	$93,376
(1) Outstanding debt owed to Silicon Valley Bank includes a final payment fee of $3.5 million and $1.2 million as of December 31, 2018 and June 30, 2018, respectively.

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

The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and was 3.5% as of December 31, 2018. We must make monthly payments of interest under the term loan commencing with the first month after the Amended Effective Date until maturity and, commencing on September 1, 2020 and monthly thereafter, we must make payments of principal under the term loan based on a thirty-six-month amortization schedule. A final payment of principal, accrued interest on the term loan and on any outstanding advances, as well as the final payment fee associated with the Amended Loan Agreement of $3.5 million are due on the maturity date of August 1, 2023. The resulting debt discount is being recognized using the effective interest method over the term of the loan. In accordance with ASC 470-50, we accounted for the exchange as a debt modification and the issuance costs paid to SVB associated with the Amended Loan Agreement were recorded as debt discount and were added to the remaining unamortized debt discount associated with prior Loan Agreement.

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

In accordance with ASC 470-20, we used an effective interest rate of 9.75% to determine the liability component of the 2024 Notes. This resulted in the recognition of $80.4 million as the liability component of the 2024 Notes and the recognition of the residual $45.7 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2024 Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date and are reflected in our unaudited condensed consolidated balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through December 1, 2024. The balance of unamortized debt issuance costs was $2.4 million and $2.6 million as of December 31, 2018 and June 30, 2018, respectively.

The fair value of the 2024 Notes was approximately $152.9 million and $169.0 million at December 31, 2018 and June 30, 2018, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Silicon Valley Bank Term Loan
Simple interest	402	87	$685	$180
Amortization of prepaid fees for line of credit	260	44	430	85
Amortization of debt discount	14	81	29	162
Total interest expense on the Silicon Valley Bank term loan	676	212	1,144	427
Convertible Senior Notes (1)
Contractual interest	835	896	1,670	1,889
Amortization of debt discount	1,227	1,512	2,425	3,291
Amortization of debt issuance costs	74	87	147	187
Total interest expense on convertible senior notes	2,136	2,495	4,242	5,367
Other Debt
Simple interest	$6	$126	12	252
Total interest expense on other debt	6	126	12	252
Total interest expense	$2,818	$2,833	$5,398	$6,046
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

The following tables show the fair value of our financial instruments classified into the fair value hierarchy and measured on a recurring basis on the unaudited condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018 (in thousands):

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$—	$198,664	$—	$198,664
Commercial paper	—	101,533	—	101,533
Corporate bonds	—	19,897	—	19,897
Asset-backed securities	—	9,653	—	9,653
Mutual fund securities	217	—	—	217
Long-term Assets
Mutual fund securities	1,095	—	—	1,095
Total assets	$1,312	$329,747	$—	$331,059

	Fair Value Measurement as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$297,504	$—	$—	$297,504
Mutual fund securities	235		—	235
Long-term Assets
Mutual fund securities	919	—	—	919
Total assets	$298,658	$—	$—	$298,658

Liabilities
Notes payable, at fair value	$—	$—	$15,899	$15,899

Our debt-based marketable securities are classified as level 2 within the valuation hierarchy. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. During the three months ended December 31, 2018, we diversified our investment portfolio and are classifying our investments in debt securities, including U.S. treasury securities, as Level 2 securities.

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three and six months ended December 31, 2018, comprised of the Redmile Notes (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Beginning balance	$—	$12,400	$15,899	$12,600
Change in fair value	—	300	65	100
Settlement upon maturity	—		(15,964)	—
Ending balance	$—	$12,700	$—	$12,700

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Offering

On September 19, 2017, the Company closed an underwritten public offering of 24.1 million shares of its common stock, which included 3.1 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $10.75 per share. The total net proceeds from the offering were $243.0 million, after underwriting discounts and commissions and offering expenses of approximately $15.7 million.  The Company expects to continue to use the net proceeds from this offering to fund research and development efforts, including clinical trials for its proprietary candidates, build and scale its commercial capabilities, and for general working capital and corporate purposes.

At-the-Market Equity Offering

We entered into a sales agreement with Cantor Fitzgerald & Co. ("Cantor") dated March 27, 2013, which has been subsequently amended to permit Cantor, acting as our sales agent, to sell shares of our common stock from time to time in an at-the-market offering ("ATM Offering"). All sales of shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC.

On May 9, 2018, we entered into our current sales agreement with Cantor (the "Sales Agreement"), pursuant to which we may, from time to time, sell up to $125.0 million in shares of our common stock through Cantor, acting as our sales agent and/or principal, in an ATM Offering. We are not required to sell shares under the Sales Agreement. We will pay Cantor a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or May 9, 2021. We received net proceeds on sales under the Sales Agreement of approximately $88.8 million at a weighted average price of $16.03 (excluding commissions) during the six months ended December 31, 2018. We received net proceeds on sales under our prior sales agreement with Cantor of approximately $2.8 million at a weighted average price of $9.02 during the six months ended December 31, 2017.

NOTE 8 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $5.5 million and $3.2 million for the three months ended December 31, 2018 and 2017, respectively, and $10.3 million and $8.8 million for the six months ended December 31, 2018 and 2017, respectively.

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

Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Six Months Ended December 31, 2018
	2018	2017
Risk-free interest rate	2.7% - 3.0%	1.6% - 2.0%
Expected option term in years	3.8 - 5.1	3.9 - 4.1
Expected volatility	63.5% - 67.0%	66.1% - 67.0%
Dividend yield	0%	0%
Weighted average grant date fair value	$8.95	$5.37

The following table summarizes our stock option activity under the Option and Incentive Plan for the six months ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at June 30, 2018	15,326,350	$7.68
Granted	4,358,163	$15.91
Exercised	(702,102)	$5.14
Forfeited	(309,347)	$9.77
Expired	(6,000)	$6.22
Outstanding balance at December 31, 2018	18,667,064	$9.66	7.9	$94,649
Vested and expected to vest at December 31, 2018	18,644,842	$9.66	7.9	$94,477
Exercisable at December 31, 2018	7,153,673	$6.08	6.2	$58,480

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2018, of $14.25 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $7.6 million during the six months ended December 31, 2018. The total intrinsic value of all options exercised during the six months ended December 31, 2017 was $14.8 million. The grant date fair value of options that vested during the six months ended December 31, 2018 and 2017 was $9.3 million and $6.1 million, respectively.

As of December 31, 2018, we had approximately $68.3 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Units

The Option and Incentive Plan provides for the issuance of restricted stock units ("RSUs") that each represent the right to receive one share of our common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. Our RSU grants that vest subject to continued service over a defined period of time, will typically vest between one to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. Vested RSUs will be settled in shares of common stock upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of our common stock at date of grant, and the grant date fair value is amortized over the applicable vesting period.

The following table summarizes the status of our unvested RSUs under the Option and Incentive Plan as of December 31, 2018 and changes during the six months ended December 31, 2018:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	959,730	$9.28
Granted	617,518	15.87
Vested	(224,294)	9.98
Forfeited	(21,084)	9.51
Unvested at December 31, 2018	1,331,870	$12.21

As of December 31, 2018, we had $15.1 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.3 years. The fair market value for RSUs that vested during the six months ended December 31, 2018 and 2017 was $2.2 million and $1.8 million, respectively. RSUs granted during the six months ended December 31, 2018 and 2017 had a fair value of $9.8 million and $5.3 million, respectively.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of December 31, 2018, we had 0.9 million shares available for issuance under the ESPP, of which 0.2 million shares were subsequently issued in January 2019 in accordance with the 2018 ESPP purchase.

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

The following table summarizes the net loss per share calculation (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net loss - basic and diluted	$(11,362)	$(34,053)	$(36,173)	$(72,047)

Weighted average shares outstanding - basic and diluted	215,872	199,852	214,032	187,312

Per share data:
Basic and diluted	$(0.05)	$(0.17)	$(0.17)	$(0.38)

For the periods presented, all common stock equivalents are excluded from the computation of diluted loss per share, as the result would be anti-dilutive. Common stock equivalents are not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	December 31,
	2018	2017
2.625% convertible senior notes	8,156	8,156
Stock options	18,667	14,910
Unvested RSUs	1,332	1,245
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	28,155	24,311

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terms such as "may", "will", "expects", "intends", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A." Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under "Forward Looking Statements" and "Item 1A. Risk Factors" under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and with the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The terms “we”, “us”, “our”, "the Company", or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2019 refers to the fiscal year ending June 30, 2019, and the second or current quarter refers to the three months ended December 31, 2018.

Overview

We are a fully-integrated, biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We market BRAFTOVI® (encorafenib) capsules in combination with MEKTOVI® (binimetinib) tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation in the United States ("US") and with partners in other major worldwide markets. Our lead clinical programs, encorafenib and binimetinib, are being investigated in over 30 clinical trials across a number of solid tumor indications, including a Phase 3 trial in BRAF-mutant metastatic colorectal cancer ("CRC"). Our pipeline includes several additional programs being advanced by us or current license-holders, including the following programs currently in registration trials: selumetinib (partnered with AstraZeneca), LOXO-292 (partnered with Loxo Oncology), ipatasertib (partnered with Genentech), tucatinib (partnered with Seattle Genetics) and ARRY-797. Vitrakvi® (larotrectinib, partnered with Loxo Oncology) is approved in the United States and Ganovo® (danoprevir, partnered with Roche and licensed by Roche to Ascletis Pharmaceuticals Co., Ltd. in China) is approved in China .

Our most significant approved and clinical stage drugs include:

Drug Candidate	Target/Disease State	Partner	Clinical Status
BRAFTOVI + MEKTOVI	BRAF and MEK inhibitors for advanced BRAF-mutant melanoma	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Approved
Encorafenib	BRAF inhibitor for BRAF-mutant CRC	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Binimetinib	MEK inhibitor for BRAF-mutant CRC and other cancers	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Vitrakvi / Larotrectinib (1)(2)	PanTrk inhibitor for cancer	Loxo Oncology, Inc.	Approved
Ganovo / Danoprevir (1)	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Approved (3)
Selumetinib (1)	MEK inhibitor for NF1 (4)	AstraZeneca, PLC	Phase 2 / Registration Trial
Tucatinib / ONT-380 (1)	HER2 inhibitor for breast cancer	Seattle Genetics, Inc.	Phase 2 / Registration Trial

Ipatasertib / GDC-0068 (1)	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Varlitinib / ASLAN001 (1)	Pan-HER2 inhibitor for cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / 3
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Wholly-owned by Array	Phase 3

LOXO-292 (1)	Ret inhibitor for cancer	Loxo Oncology, Inc.	Phase 2 / Registration Trial
ARRY-382	CSF1R inhibitor for cancer	Wholly-owned by Array	Phase 2
Motolimod / VTX-2337 (1)	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
Prexasertib / LY2606368 (1)	CHK-1 inhibitor for cancer	Eli Lilly and Company	Phase 2
LOXO-195 (1)	Trk inhibitor for cancer	Loxo Oncology, Inc.	Phase 1 / 2
AK-1830 (1)	TrkA selective inhibitor for inflammation and pain	Asahi Kasei Pharma Corporation	Phase 1
MRTX849 (1)	KRAS G12C inhibitor for cancer	Mirati Therapeutics, Inc.	Phase 1 / 2
(1) Compound is being advanced by the current license holder. We are entitled to receive future potential milestone and/or potential royalty payments contingent upon successful development and commercialization.
(2) Vitrakvi® is a registered trademark of Bayer AG. All trademarks are properties of their respective owners.
(3) Approved in China
(4) As we have previously disclosed, we have informed AstraZeneca of our position that the NF1 development program is outside of the permitted field for this license.

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

Net product sales for the second quarter were $22.7 million. Array continues to see strong demand for BRAFTOVI + MEKTOVI and to receive positive feedback from healthcare providers, payers and the melanoma community regarding the combination.

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

BRAFTOVI + MEKTOVI have received regulatory approval in the United States, European Union, Australia and Japan. The Swiss Medicines Agency (Swissmedic) is currently reviewing the Marketing Authorization Applications for BRAFTOVI and MEKTOVI submitted by Pierre Fabre.

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

Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  As of December 31, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we have reached certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $61.2 million for the 12 months ended December 31, 2018, of which $8.9 million was recorded in the three months ended December 31, 2018.

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

In connection with the PF Agreement, we received $30.0 million as a non-refundable up-front payment during the year ended June 30, 2016 and we earned a $15.0 million milestone during the three months ended September 30, 2018 which was recognized at that time as collaboration and license revenue. The PF Agreement contains future substantive potential milestone payments of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement.

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

Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million. We are entitled to receive potential milestone payments of up to ¥900.0 million for the achievement of two remaining development milestones, ¥5.0 billion for the achievement of eight regulatory milestones and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22.0% for annual net sales under ¥10.0 billion and increasing to 25.0% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of December 31, 2018, ¥1.0 billion was the equivalent of approximately $9.1 million.

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

COLUMBUS PHASE 3 TRIAL

The COLUMBUS trial is a two-part, international, randomized, open-label Phase 3 trial evaluating the efficacy and safety of BRAFTOVI in combination with MEKTOVI compared to vemurafenib and encorafenib monotherapy in 921 patients with locally advanced, unresectable or metastatic melanoma with BRAFV600 mutation. The primary endpoint of the trial was progression free survival; all secondary efficacy analyses, including overall survival ("OS"), are descriptive in nature. Over 200 sites across North America, Europe, South America, Africa, Asia and Australia participated in the trial.

BEACON CRC PHASE 3 TRIAL

BEACON CRC is a randomized, open-label, global trial evaluating the efficacy and safety of BRAFTOVI, MEKTOVI and cetuximab in patients with BRAFV600E-mutant metastatic CRC whose disease has progressed after one or two prior regimens. BEACON CRC is the first and only Phase 3 trial designed to test a BRAF/MEK combo targeted therapy in BRAFV600E-mutant advanced CRC. Thirty patients were treated in the safety lead-in and received the triplet combination (BRAFTOVI 300 mg daily, MEKTOVI 45 mg twice daily and ERBITUX® (cetuximab), an anti-EGFR antibody, per label). Of the 30 patients, 29 had a BRAFV600E mutation. MSI-H, resulting from defective DNA mismatch repair, was detected in only one patient.

Updated safety and efficacy results, including mature OS, from the safety lead-in of the BEACON CRC trial evaluating the triplet combination of BRAFTOVI, MEKTOVI and ERBITUX, in patients with BRAFV600E-mutant metastatic colorectal cancer ("mCRC") showed that mature median OS was 15.3 months (95% CI, 9.6-not reached) for patients treated with the triplet. Updated median progression-free survival ("mPFS") and updated confirmed ORR results for patients treated with the triplet in the safety lead-in remain the same, as previously reported, with 8 months mPFS (95% CI, 5.6-9.3) and a 48% ORR (95% CI, 29.4-67.5).Overall response rate by central assessment, 41% (95% CI 24%-61%), was consistent with local assessment. Among the 17 patients who received only one prior line of therapy, the ORR was 62%. As previously disclosed, the triplet combination was generally well-tolerated with no unexpected toxicities, supporting initiation of the randomized portion of the trial.

The randomized portion of the BEACON CRC trial is designed to assess the efficacy of BRAFTOVI in combination with ERBITUX with or without MEKTOVI compared to ERBITUX and irinotecan-based therapy. Approximately 615 patients are expected to be randomized 1:1:1 to receive triplet combination, doublet combination (BRAFTOVI and ERBITUX) or the control arm (irinotecan-based therapy and cetuximab). The study has been amended to include an interim analysis of endpoints including ORR. The primary overall survival endpoint is a comparison of the triplet combination to the control arm. Other secondary endpoints include PFS ("progression free survival"), duration of response, safety and tolerability. Health related quality of life data will also be assessed. The trial is being conducted at over 200 investigational sites in North America, South America, Europe and the Asia Pacific region. The BEACON CRC trial is being conducted with support outside of North America from Ono Pharmaceutical Co., Pierre Fabre and Merck KGaA, Darmstadt, Germany. The BEACON CRC trial has completed enrollment.

The FDA has granted Breakthrough Therapy Designation to BRAFTOVI in combination with MEKTOVI and cetuximab for the treatment of patients with BRAFV600E-mutant metastatic CRC as detected by an FDA-approved test, after failure of one to two prior lines of therapy for metastatic disease. BRAFV600E-mutant mCRC patients have a mortality risk more than double that of mCRC patients without the mutation, and currently there are no therapies specifically approved for this high unmet need population.

Following consultation with the FDA and EMA, we have initiated an amendment to the BEACON CRC protocol to allow for an interim analysis of trial endpoints. Should a planned analysis based primarily on confirmed ORR and durability of response be supportive, we plan to use it to seek accelerated approval in the U.S. The interim analysis may also support regulatory submissions in other regions. We anticipate topline results from this analysis in the first half of 2019. This timing allows for thesubset of patients required for the interim analysis of ORR to achieve a response and for the durability of responses to be appropriately evaluated.

Worldwide, colorectal cancer is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Globally in 2012, approximately 694,000 deaths were attributed to colorectal cancer. In the U.S. alone, an estimated 140,250 patients will be diagnosed with cancer of the colon or rectum in 2018, and approximately 50,000 are estimated to die of their disease. BRAF mutations are estimated to occur in up to 15% of patients with mCRC and represent a poor prognosis for these patients. The V600 mutation is the most common BRAF mutation and the risk of mortality in CRC patients with the BRAFV600E mutation is more than two times higher than for those with wild-type BRAF. Several irinotecan and cetuximab-containing regimens, similar to the BEACON CRC control arm, have established observed historical published benchmarks in BRAFV600E-mutant mCRC patients, whose disease has progressed after one or two prior lines of therapy. These benchmarks include ORR of 4% to 8%, mPFS of 2 to 3 months and median OS of 4 to 6 months. BRAF V600E-mutant mCRC is an area of high unmet need as there are currently no FDA-approved therapies specifically indicated for patients with BRAF-mutant mCRC, and these patients derive limited benefit from available chemotherapy regimens.

ANCHOR CRC TRIAL

ANCHOR CRC, an international trial designed to assess the efficacy and safety of the combination of encorafenib, binimetinib and cetuximab in patients with BRAFV600E-mutant mCRC in the first-line setting, is advancing. The trial was designed in partnership with top global key opinion leaders to assess the combination therapy in the first-line setting. The ANCHOR CRC trial is being conducted in collaboration with Pierre Fabre and Ono Pharmaceutical Co., Ltd., and with support from Merck KGaA, Darmstadt, Germany (support is for sites outside of North America).

The triplet combination of BRAFTOVI, MEKTOVI and ERBITUX for the treatment of patients with BRAFV600E-mutant mCRC is investigational and not approved by the FDA.

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

PFIZER COLLABORATION

The clinical trial continues to advance and is designed to investigate the safety, tolerability and efficacy of several novel anti-cancer combinations, including binimetinib, avelumab (anti-PD-L1 therapy) and talazoparib (PARP inhibitor) across various tumor types and is expected to begin during the third quarter of 2018. Initially, the focus will be on non-small cell lung cancer and pancreatic cancer, with additional indications being explored at a later stage. The trial is sponsored and funded by Pfizer, with Array providing binimetinib supply.

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

Results of Operations

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2018 vs. 2017		December 31,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
Product sales, net	$22,713	$—	$22,713	(a)	$36,706	$—	$36,706	(a)
Collaboration and license revenue	50,924	19,823	31,101	157%	81,952	31,377	50,575	161%
Reimbursement revenue	8,912	22,395	(13,483)	(60)%	20,801	40,587	(19,786)	(49)%
Total revenue	$82,549	$42,218	$40,331	96%	$139,459	$71,964	$67,495	94%
(a) There were no product sales during the prior year period

Product Sales, net

Product sales, net consists of commercial revenue from sales of BRAFTOVI + MEKTOVI which commenced during the three months ended September 30, 2018. See Note 3 of the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional details related to product sales, net.

Collaboration and License Revenue

Collaboration and license revenue consists of revenue for our performance of drug discovery and development activities in collaboration with partners, which includes research and development of proprietary drug candidates we out-license, as well as up-front and milestone fees and ongoing milestone payments from partners and collaborators.

The increase in collaboration and license revenue during the three and six months ended December 31, 2018 compared with the same periods in the prior year was primarily due to milestones from Loxo and Pierre Fabre. During the three months ended December 31, 2018, we recognized revenue for three milestones totaling $40.0 million related to commercial sales of Vitrakvi by Loxo. In addition, the European marketing approval of commercial sales of BRAFTOVI + MEKTOVI in September 2018 resulted in a milestone payment in the amount of $15.0 million to us from Pierre Fabre which was recognized as revenue during the three months ended September 30, 2018. See Note 4 of the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional details related to milestones from Loxo and Pierre Fabre.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur under the Novartis Agreements where we act as a principal, control the research and development activities, bear credit risk and may perform a portion of the required services.

As discussed in Note 4 - Collaboration and Other Agreements to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, we and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with binimetinib and the other associated with encorafenib. Novartis provides financial support to us under the Transition Agreements for clinical trials involving encorafenib and binimetinib in the form of reimbursement to Array for associated out-of-pocket costs and for one-half of our fully-burdened full-time equivalent ("FTE") costs based on an annual FTE rate, with certain activities subject to a maximum reimbursement limit. As of June 30, 2016, Novartis had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials. Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015. As of December 31, 2018, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we have reached certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial.

The decrease in reimbursement revenue for the three and six months ended December 31, 2018 compared with the same period in the prior year is attributable to the certain categories of expenses having reached reimbursement limits and the advancement of the transitioned studies, some of which have begun to wind down, resulting in lower reimbursable expenses.

Operating Expenses

Below is a summary of our total operating expenses (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2018 vs. 2017		December 31,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
Cost of goods sold	$786	$—	$786	(a)	$981	$—	$981	(a)
Research and development	62,120	56,329	5,791	10%	117,670	109,533	8,137	7%
Selling, general and administrative	30,473	11,607	18,866	163%	55,363	23,655	31,708	134%
Total operating expenses	$93,379	$67,936	$25,443	37%	$174,014	$133,188	$40,826	31%
(a) There were no product sales during the prior year period.

Cost of Goods Sold

Cost of goods sold consists of product sold to Customers, international partners under product supply agreements, and royalty expense based on net sales of BRAFTOVI. A portion of the costs of BRAFTOVI + MEKTOVI units recognized as revenue during the three and six months ended December 31, 2018 were expensed prior to the June 27, 2018 FDA approval. We believe our cost of goods sold for the three and six months ended December 31, 2018 would have been $0.3 million and $0.7 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of December 31, 2018, we had approximately $15.4 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of BRAFTOVI + MEKTOVI are recognized as revenue.

Cost of goods sold for the three and six months ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of goods sold to Customers	$587	$—	$716	$—
Cost of goods sold to international partners under product supply agreements	75	—	77	—
Royalty expense	124	—	188	—
Total cost of goods sold	$786	$—	$981	$—

Research and Development Expense

Research and development expense includes costs associated with our proprietary and partnered drug programs, which primarily consist of personnel related expenses, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, manufacturing materials for use in clinical trials, costs of producing BRAFTOVI and MEKTOVI prior to approval, costs associated with regulatory filings and patents, and other costs to support our research and development operations. We manage our programs based on scientific data and achievement of research plan goals. As many of our activities and costs benefit multiple projects, the allocation of costs to specific projects is not meaningful. As a result, we do not report costs on a program basis.

Research and development expense increased during the three and six months ended December 31, 2018 compared with the same periods in the prior year primarily due to increased costs to advance BEACON and other proprietary programs to later stages of development. This increase was partially offset by Novartis transitioned studies as the underlying activity and associated outsourced services and consulting costs continued to decline.

Outsourced services and consulting costs represent the most significant portion of our research and development expense, ranging from approximately 74% to 80% of total research and development expense during the three and six months ended December 31, 2018 and 2017.

During the three months ended December 31, 2018 and 2017, reimbursed expenses for the Novartis transitioned studies were $8.9 million and $22.4 million, respectively, which represented approximately 14% and 40% of total research and development during each respective period. During the six months ended December 31, 2018 and 2017, reimbursed expenses for the Novartis transitioned studies were $20.8 million and $40.6 million, respectively, which represented approximately 18% and 37% of total research and development expense during each respective period.

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

The increase in selling, general and administrative expense during the periods presented are primarily driven by costs associated with our marketing and sales activities in support of BRAFTOVI + MEKTOVI commercialization and legal expenses.

Other Income (Expense), Net

Other income (expense), net is summarized in the following table (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2018 vs. 2017		December 31,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
Loss on extinguishment and conversion of Notes	$—	$(6,457)	$6,457	(100)%	$—	$(6,457)	$6,457	(100)%
Realized gain on investments	—	—	—	(a)	35	—	35	(a)
Change in fair value of notes payable	—	(300)	300	(100)%	(65)	(100)	35	(35)%
Interest income	2,286	1,255	1,031	82%	3,810	1,780	2,030	114%
Interest expense	(2,818)	(2,833)	15	(1)%	(5,398)	(6,046)	648	(11)%
Total other income (expense), net	$(532)	$(8,335)	$7,803	(94)%	$(1,618)	$(10,823)	$9,205	(85)%
(a) Percentage change is not meaningful.

We incurred approximately $6.5 million in the three months ended December 31, 2017 for the extinguishment and conversion of the 2020 Notes and the 2024 Notes.

Interest income is earned from our investments in available-for-sale marketable securities, which has increased significantly from the previous year due to a higher balance of marketable securities.

Interest expense is primarily related to our 3.00% and 2.625% convertible senior notes but also includes interest expense related to Convertible Promissory Notes we issued to Redmile and interest on our term loan with Silicon Valley Bank. The decrease in interest expense for the three months ended December 31, 2018 as compared to the prior year is primarily the result of exchanging the 2020 Notes which bore interest at 3.00% for the 2024 Notes which bear interest at 2.625%. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 5 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of December 31, 2018 and June 30, 2018, we held cash, cash equivalents and marketable securities totaling $478.2 million and $413.4 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. As of December 31, 2018, we had an accumulated deficit of approximately $1.1 billion. Our results of operations were net losses of $11.4 million and $36.2 million for the three and six months ended December 31, 2018, respectively, and of $147.3 million, $116.8 million and $92.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. We believe that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Marketable securities - current consist mainly of U.S. government agency obligations, commercial paper, corporate bonds and asset-backed securities with maturities of greater than 90 days when purchased. Marketable securities - non-current are primarily securities held under our deferred compensation plan.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31, 2018	June 30, 2018	$ Change
Cash and cash equivalents	$147,094	$114,748	$32,346
Marketable securities – current	329,964	297,739	32,225
Marketable securities – non-current	1,095	919	176
Total	$478,153	$413,406	$64,747

The increase in cash and cash equivalents is primarily due to $33.8 million net proceeds from the exchange of the Silicon Valley Bank term loans and $88.8 million net proceeds for shares of our common stock sold under the ATM, which were partially offset by $16.0 million paid to settle the Redmile notes with interest upon maturity, cash used in operations as well as the timing of our investment in marketable securities. The increases in marketable securities are also the result of the timing of investing cash and cash equivalents in marketable securities.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Six Months Ended December 31,
	2018	2017	$ Change
Cash flows provided by (used in):
Operating activities	$(43,438)	$(70,176)	$26,738
Investing activities	(32,946)	(246,851)	213,905
Financing activities	108,730	256,145	(147,415)
Total	$32,346	$(60,882)	$93,228
The decrease in net cash used in operating activities was mainly due to our lower net loss during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, as well as the $6.5 million loss on extinguishment of our notes payable that did not recur in the current fiscal year, partly offset by increases in other assets and prepayments for inventory.

Net cash used in investing activities decreased primarily due to net purchases of marketable securities of $32.1 million during the six months ended December 31, 2018 compared with net purchases of marketable securities of $246.6 million following our public offering of shares of common stock during the six months ended December 31, 2017.

Net cash provided by financing activities during the six months ended December 31, 2018 consisted primarily of $88.8 million net proceeds for shares of our common stock sold under the ATM and $33.8 million net proceeds from the exchange of the Silicon Valley Bank term loans, which were partially offset by $15.0 million paid to settle the Redmile notes upon maturity. Net cash provided by financing activities during the six months ended December 31, 2017 primarily related to $243.0 million in net proceeds from a follow-on offering of our common stock in September 2017.

Recent Accounting Pronouncements

Our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements is set forth in Note 1 - Overview, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal period ended June 30, 2018. During the six months ended December 31, 2018, we began selling commercial product and consider reserves for variable consideration related to product sales to be a critical accounting estimate. See Note 1 of the notes to our unaudited condensed consolidated financial statements contained elsewhere in this report for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and other agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due on payment terms of net 30 days and will not represent a significant component of our overall cash balance. As a result, historically and as of December 31, 2018, we have had little or no exposure to market risk from changes in foreign currency or exchange rates and a 10% hypothetical change in foreign exchange rates during the periods presented would not have had a material effect on our financial results.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of eighteen months or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points (1%) from the level that existed at December 31, 2018, we would expect future interest income to increase or decrease by approximately $3.3 million over the next 12 months based on the balance as of December 31, 2018 of $329.7 million of investments in debt securities, commercial paper, corporate bonds and asset-backed securities. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our consolidated condensed statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Silicon Valley Bank of $50.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.5% on the Silicon Valley Bank debt as of December 31, 2018 would result in a change in our annual interest expense of $0.5 million.

Historically, and as of December 31, 2018, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Exchange Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2017, we were notified that a complaint was filed against us and our Chief Executive Officer, former interim Chief Financial Officer, and current Chief Financial Officer in their capacities as officers of Array, in the United States District Court for the District of Colorado by Wendell Rose, individually and on behalf of all others similarly situated (the "Rose Action"). A second complaint was filed on November 28, 2017 also in the United States District Court for the District of Colorado by Robert Nauman, individually and on behalf of all others similarly situated (the "Nauman Action"). The complaints in both actions contain substantially similar allegations of violations of the federal securities laws by us and the defendant executive officers in connection with certain disclosures made, or omitted, by us regarding our NRAS-mutant melanoma program and seek to establish a class of investors who purchased our common stock between December 16, 2015 and March 17, 2017, inclusive, affected by the allegations in the complaints. The complaints seek unspecified remedies under the Securities Exchange Act of 1934. On March 12, 2018, the Court granted Peter Voulgaris's motion seeking appointment as lead plaintiff and their respective law firm. The Court also consolidated the Rose Action and the Nauman Action into one proceeding. Array filed a Motion to Dismiss the complaint on June 11, 2018. We will continue to evaluate the allegations set forth in the Complaint and intend to vigorously defend against all such allegations.
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

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-Q	001-16633	10/30/18
3.2	Bylaws of Array Biopharma Inc., as amended and restated on February 1, 2018	10-Q	001-16633	2/6/2018
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture, dated as of December 1, 2017, by and between registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-16633	12/4/2017
4.3	Form of 2.625% Convertible Senior Notes due 2024	8-K	001-16633	12/4/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 5th day of February 2019.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)