Form 10-Q
period 2019-03-31
ARRAY BIOPHARMA INC
filed 2019-05-07
CIK 1100412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol	Name on each exchange on which registered
Common Stock, par value $0.001 per share	ARRY	Nasdaq Global Market

As of April 26, 2019, the registrant had 221,750,763 shares of common stock outstanding.

ARRAY BIOPHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARRAY BIOPHARMA INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$96,636	$114,748
Marketable securities	326,452	297,739
Accounts receivable	31,660	32,084
Inventory	4,397	121
Prepaid expenses and other current assets	34,769	6,851
Total current assets	493,914	451,543

Non-current assets
Marketable securities	56,008	919
Property and equipment, net	6,977	7,128
Other non-current assets	10,105	774
Total non-current assets	73,090	8,821
Total assets	$567,004	$460,364

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,128	$14,059
Accrued outsourcing costs	39,359	31,853
Accrued compensation and benefits	16,444	16,695
Other accrued expenses	7,319	1,868
Deferred rent	783	707
Notes payable at fair value	—	15,899
Deferred revenue	13,627	12,350
Current portion of long-term debt	—	2,500
Total current liabilities	86,660	95,931

Non-current liabilities
Deferred rent	5,216	5,598
Deferred revenue	38,312	44,470
Long-term debt, net	134,245	93,376
Other non-current liabilities	946	1,246
Total non-current liabilities	178,719	144,690
Total liabilities	265,379	240,621

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 340,000,000 and 280,000,000 shares authorized as of March 31, 2019 and June 30, 2018, respectively, 221,548,492 and 211,289,922 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	221	211
Additional paid-in capital	1,440,913	1,286,000
Accumulated other comprehensive income (loss)	165	(461)
Accumulated deficit	(1,139,674)	(1,066,007)
Total stockholders' equity	301,625	219,743
Total liabilities and stockholders' equity	$567,004	$460,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue
Product sales, net	$35,078	$—	$71,784	$—
Product royalties	937	—	1,261	—
Collaboration and license revenue	19,493	41,616	101,121	72,993
Reimbursement revenue	9,169	24,751	29,970	65,338
Total revenue	64,677	66,367	204,136	138,331

Operating expenses
Cost of goods sold	1,042	—	2,023	—
Research and development	65,541	71,348	183,211	180,881
Selling, general and administrative	35,548	16,773	90,911	40,428
Total operating expenses	102,131	88,121	276,145	221,309

Loss from operations	(37,454)	(21,754)	(72,009)	(82,978)

Other income (expense)
Interest income	2,912	1,295	6,722	3,075
Interest expense	(2,863)	(2,361)	(8,261)	(8,407)
Loss on extinguishment and conversion of notes	—	—	—	(6,457)
Change in fair value of notes payable	—	(100)	(65)	(200)
Other, net	(89)	69	(54)	69
Total other income (expense), net	(40)	(1,097)	(1,658)	(11,920)

Net loss	$(37,494)	$(22,851)	$(73,667)	$(94,898)

Change in unrealized gain (loss) on marketable securities	274	(81)	626	(681)

Comprehensive loss	$(37,220)	$(22,932)	$(73,041)	$(95,579)

Weighted average shares outstanding – basic	219,913	208,994	215,964	194,434
Weighted average shares outstanding – diluted	219,913	208,994	215,964	194,434

Net loss per share – basic	$(0.17)	$(0.11)	$(0.34)	$(0.49)
Net loss per share – diluted	$(0.17)	$(0.11)	$(0.34)	$(0.49)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

Three months ended March 31, 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of December 31, 2018	217,860	$218	$1,387,422	$(109)	$(1,102,180)	$285,351
Shares issued for cash under employee share plans	2,091	1	11,413	—	—	11,414
Share-based compensation expense	—	—	8,321	—	—	8,321
Issuance of common stock, net of offering costs / At-the-market offering	1,597	2	33,757	—	—	33,759
Change in unrealized loss on marketable securities	—	—	—	274	—	274
Net loss	—	—	—	—	(37,494)	(37,494)
Balance as of March 31, 2019	221,548	$221	$1,440,913	$165	$(1,139,674)	$301,625

Nine months ended March 31, 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2018	211,290	$211	$1,286,000	$(461)	$(1,066,007)	$219,743
Shares issued for cash under employee share plans	3,008	3	13,731	—	—	13,734
Share-based compensation expense	—	—	18,663	—	—	18,663
Issuance of common stock, net of offering costs / At-the-market offering	7,250	7	122,519	—	—	122,526
Change in unrealized loss on marketable securities	—	—	—	626	—	626
Net loss	—	—	—	—	(73,667)	(73,667)
Balance as of March 31, 2019	221,548	$221	$1,440,913	$165	$(1,139,674)	$301,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

Three Months Ended March 31, 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of December 31, 2017	207,458	$207	$1,233,359	$(676)	$(990,708)	$242,182
Shares issued for cash under employee share plans	816	1	3,670	—	—	3,671
Share-based compensation expense	—	—	4,719	—	—	4,719
Issuance of common stock, net of offering costs / At-the-market offering	2,230	2	37,508	—	—	37,510
Change in unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(22,851)	(22,851)
Balance as of March 31, 2018	210,504	$210	$1,279,256	$(757)	$(1,013,559)	$265,150

Nine Months Ended March 31, 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amounts
Balance as of June 30, 2017	171,308	$171	$930,293	$(76)	$(918,661)	$11,727
Shares issued for cash under employee share plans	3,703	3	18,271	—	—	18,274
Share-based compensation expense	—	—	13,538	—	—	13,538
Issuance of common stock, net of offering costs / At-the-market offering	2,554	3	40,337	—	—	40,340
Issuance of common stock, net of offering costs / Public offering	24,070	24	242,994	—	—	243,018
Extinguishment of 2020 Notes	7,956	8	(15,705)	—	—	(15,697)
Conversion of 2020 Notes	913	1	5,418	—	—	5,419
Issuance of 2024 Notes	—	—	44,110	—	—	44,110
Change in unrealized loss on marketable securities	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	(94,898)	(94,898)
Balance as of March 31, 2018	210,504	$210	$1,279,256	$(757)	$(1,013,559)	$265,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(73,667)	$(94,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,606	1,700
Non-cash interest expense	4,593	4,931
Share-based compensation expense	18,663	13,538
Loss on extinguishment and conversion of Notes	—	6,457
Realized gain or loss on investments, net	(36)	—
Change in fair value of notes payable	65	200
Changes in operating assets and liabilities:
Accounts receivable	424	(12,879)
Prepaid expenses and other assets	(41,525)	(1,098)
Accounts payable and other accrued expenses	(447)	4,291
Accrued outsourcing costs	7,506	2,946
Accrued compensation and benefits	882	173
Deferred rent	(305)	134
Deferred revenue	(4,881)	(17,117)
Other non-current liabilities	(304)	468
Net cash used in operating activities	(87,426)	(91,154)

Cash flows from investing activities
Purchases of property and equipment	(1,455)	(1,122)
Proceeds from investment	35	—
Purchases of marketable securities	(390,146)	(395,369)
Proceeds from sales and maturities of marketable securities	306,978	138,241
Net cash used in investing activities	(84,588)	(258,250)

Cash flows from financing activities
Proceeds from issuance of common stock / Public offering	—	258,750
Offering costs for issuance of common stock / Public offering	—	(15,732)
Proceeds from issuance of common stock / At-the-market offering	125,043	41,216
Offering costs for the issuance of common stock / At-the-market offering	(2,517)	(876)
Net proceeds from employee stock purchases and options exercised	12,600	18,274
Payment of note payable	(15,000)	—
Proceeds from the modification of long-term debt, net	33,776	—
Payment for debt issuance costs	—	(4,306)
Net cash provided by financing activities	153,902	297,326

Net decrease in cash and cash equivalents	(18,112)	(52,078)
Cash and cash equivalents at beginning of period	114,748	125,933
Cash and cash equivalents at end of period	$96,636	$73,855

Supplemental disclosure of cash flow information
Cash paid for interest	$3,650	$2,260
Change in unrealized loss on marketable securities	$626	$(681)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARRAY BIOPHARMA INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Array BioPharma Inc. ("Array", "we", "us", "our" or "the Company") is a fully integrated biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We were incorporated in the State of Delaware in 1998. Since our founding, we have progressed two drugs through clinical development and received regulatory approval. BRAFTOVI® + MEKTOVI® were approved by the Food and Drug Administration ("FDA") for commercial sales in the United States ("U.S.") in June 2018 and by the European Commission for commercial sales in the European Union through our partner, Pierre Fabre Medicamente SAS ("Pierre Fabre"), in September 2018.

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

Reclassifications

Certain prior period amounts in our unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. Inventory in the amount of $0.1 million was previously presented within prepaid expenses and other current assets on our consolidated balance sheet dated June 30, 2018.

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

Liquidity

As of March 31, 2019 and June 30, 2018, we held cash, cash equivalents and marketable securities totaling $479.1 million and $413.4 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and have generated an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2019, we had an accumulated deficit of $1.1 billion. Our results of operations were net losses of $37.5 million and $73.7 million for the three and nine months ended March 31, 2019, respectively, and $147.3 million, $116.8 million and $92.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. Beginning in fiscal year 2019, we also receive cash payments for commercial sales of our marketed drugs. We believe that our cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Concentration of Business Risks

The following counterparties contributed greater than 10% of our total revenue during at least one of the periods set forth below. The revenue from these counterparties as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Loxo Oncology	—%	3.6%	22.7%	5.9%
Pierre Fabre	19.0%	9.2%	19.9%	10.6%
Novartis Pharmaceutical	14.2%	37.3%	14.7%	47.2%
ASLAN	—%	34.7%	—%	16.6%
Total	33.2%	84.8%	57.3%	80.3%

The loss of one or more of our significant partners or collaborators could have a material adverse effect on our business, operating results or financial condition. Although we are impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of March 31, 2019.

Geographic Information

The following table details revenue by geographic area based on the country in which our partners, Customers or license holders are located (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
North America	$37,877	$4,682	$126,102	$14,845
Europe	21,461	33,744	70,596	82,892
Asia Pacific and Other	5,339	27,941	7,438	40,594
Total	$64,677	$66,367	$204,136	$138,331

Accounts Receivable

Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") accounted for 30% and 52% of our total accounts receivable balance as of March 31, 2019 and June 30, 2018, respectively. Pierre Fabre accounted for 14% and 13% of our total accounts receivable balance as of March 31, 2019 and June 30, 2018, respectively. McKesson Corporation accounted for 11% and 0% of our total accounts receivable balance as of March 31, 2019. Loxo Oncology ("Loxo") accounted for 0% and 14% of our total accounts receivable balance as of March 31, 2019 and June 30, 2018, respectively.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K. Our significant accounting policies for the three and nine months ended March 31, 2019 also included the policies discussed below related to revenue and cost of goods sold for commercial product sales. With the exception of those noted below, there have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Product Sales, Net

We received approval from the FDA on June 27, 2018 to market BRAFTOVI + MEKTOVI in the U.S. for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation. We began selling BRAFTOVI + MEKTOVI in the U.S. in July 2018. We distribute our products principally through a limited number of specialty distributor and specialty pharmacy providers (collectively, our "Customers"). Our Customers subsequently sell our products to patients and health care providers. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

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

We are offering a quick start program in the form of vouchers to eligible patients. We record amounts for estimated voucher redemptions in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue, and these amounts are recorded in accounts payable, accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet. Our accrual for voucher redemptions is estimated based on observed voucher redemption rates.

Cost of Goods Sold

Cost of goods sold consists of the cost of goods sold to Customers, international partners under product supply agreements, and royalty expense based on net sales of BRAFTOVI. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of BRAFTOVI and MEKTOVI units recognized as revenue during the three and nine months ended March 31, 2019 were expensed prior to FDA approval on June 27, 2018. We believe our cost of goods sold for the three and nine months ended March 31, 2019 would have been $3.9 million and $4.6 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of March 31, 2019, we had approximately $11.3 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of BRAFTOVI and MEKTOVI are recognized as revenue.

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

The new standard was effective for us on July 1, 2018, prior to our first commercial product sale, and we elected to adopt it using a modified retrospective transition method applied only to contracts that were not completed as of July 1, 2018. Our adoption of ASU 2014-09 did not require any cumulative effect adjustment to opening accumulated deficit as of July 1, 2018 and did not have a material impact on our unaudited condensed consolidated financial statements.

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

Product royalty and commercial milestone revenue: We have entered into arrangements that include sales-based royalties or commercial milestone payments for which the license is deemed to be the predominant item to which the royalties or milestones relate. We recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty was allocated has been satisfied (or partially satisfied).

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases.” ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the impact that ASU 2016-02 will have on our unaudited condensed consolidated financial statements and related disclosures and plan to adopt the new standard on July 1, 2019. We expect to record new right of use assets and lease liabilities, but do not expect the new standard to have a material impact on our consolidated financial statements.

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities consisted of the following as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$123,149	$—	$(3)	$123,146
Commercial paper	110,478	—	—	110,478
Corporate bonds	61,713	60	—	61,773
Asset-backed securities	30,727	32	—	30,759
Mutual fund securities	296	—	—	296
	326,363	92	(3)	326,452
Long-term available-for-sale securities:
Corporate bonds	32,421	44	—	32,465
Asset-backed securities	22,721	32	—	22,753
Mutual fund securities	790	—	—	790
	55,932	76	—	56,008
Total	$382,295	$168	$(3)	$382,460

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
U.S. treasury securities	$297,965	$—	$(461)	$297,504
Mutual fund securities	235	—	—	235
	298,200	—	(461)	297,739
Long-term available-for-sale securities:
Mutual fund securities	919	—	—	919
	919	—	—	919
Total	$299,119	$—	$(461)	$298,658

The mutual fund securities shown in the above tables are securities held under the Array BioPharma Inc. Deferred Compensation Plan.

As of March 31, 2019, the amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$326,067	$326,156
Due in one to three years	55,142	55,218
Total	$381,209	$381,374

NOTE 3 – PRODUCT REVENUE
Our commercial stage products include BRAFTOVI + MEKTOVI, which received FDA approval on June 27, 2018 as a combination therapy for the treatment of patients with unresectable or metastatic melanoma with BRAFV600E or BRAFV600K mutation, as detected by an FDA-approved test.

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

Net product revenue by product for the three and nine months ended March 31, 2019 was as follows (in thousands):

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
BRAFTOVI	$17,351	$35,737
MEKTOVI	17,727	36,047
Total net product sales	$35,078	$71,784

Gross-to-net sales accruals and the balance in the related allowance accounts for the nine months ended March 31, 2019 were as follows (in thousands):

	Returns	Other	Total
Balance as of June 30, 2018	$—	$—	$—
Allowances for sales during prior periods	—	—	—
Allowances for sales during the current period	129	14,592	14,721
Credits/deductions issued for prior year sales	—	—	—
Credits/deductions issued for sales during the current period	(26)	(9,507)	(9,533)
Balance as of March 31, 2019	$103	$5,085	$5,188

There were no product sales or gross-to-net accruals during the three and nine months ended March 31, 2018.

NOTE 4 – COLLABORATION AND OTHER AGREEMENTS
The following table summarizes total revenue recognized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Product royalties
Pierre Fabre	$835	$—	$1,159	$—
Ono	102	—	102	—
Total product royalties	$937	$—	$1,261	$—

Collaboration and other revenue
Pierre Fabre	$10,704	$5,347	$22,160	$12,370
Mirati	1,500	1,376	3,710	4,187
Loxo	—	2,416	2,403	7,069
Other partners	561	974	3,050	3,003
Total collaboration and other revenue	12,765	10,113	31,323	26,629

License and milestone revenue
Loxo	—	—	44,000	1,107
Pierre Fabre	750	750	17,250	2,250
Ono	4,596	4,665	6,433	6,502
ASLAN	—	23,000	—	23,000
Asahi Kasei	—	—	—	10,000
Other partners	1,382	3,088	2,115	3,505
Total license and milestone revenue	6,728	31,503	69,798	46,364
Total collaboration and license revenue	$19,493	$41,616	$101,121	$72,993

Reimbursement revenue
Novartis	$9,169	$24,751	$29,970	$65,338

Product royalties

Product royalties consists of royalty revenue based on international sales of BRAFTOVI and MEKTOVI, which are marketed by Array in the U.S. We have granted Pierre Fabre and Ono Pharmaceutical Co. Ltd. (“Ono”) exclusive rights to commercialize both products in their respective territories outside of the United States and we receive royalty payments based on those sales. The Pierre Fabre and Ono agreements, including our royalty rights are described below.

Collaboration and License Revenue

Collaboration and license revenue consists of revenue related to our drug discovery and development activities in collaboration with partners, which includes reimbursement for research and development of drug candidates that we out-license, up-front and milestone fees and ongoing royalty revenue based on sales by license holders of products which we have wholly out-licensed and are not marketed by Array. Currently approved and marketed products that we have out-licensed and have royalty rights to include Vitrakvi and Ganovo. To date, royalties earned based on sales of Vitrakvi and Ganovo have not been material.

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

We re-evaluate the likelihood of achieving future milestones at the end of each reporting period. Any remaining future milestone payments discussed in this Quarterly Report on Form 10-Q are related to performance obligations that have been not yet been satisfied. If the risk of significant reversal for a milestone becomes resolved in the future, then the revenue associated with the respective milestone will be recognized in the period the risk is removed.

Pierre Fabre
On November 10, 2015, we entered into an agreement with Pierre Fabre (the "PF Agreement") pursuant to which we granted Pierre Fabre rights to commercialize encorafenib and binimetinib in all countries except for the U.S., Canada, Japan, Korea and Israel, where we retain our ownership rights (subject to rights granted to Ono Pharmaceutical Co., Ltd. ("Ono") under the agreement with Ono and to Medison Pharma Ltd. The PF Agreement closed in December 2015.
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
The PF Agreement contains additional substantive potential milestone payments of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are further eligible for multiple tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the PF territory, starting at 20% for annual net sales under €50.0 million and increasing to 35% for annual net sales in excess of €100.0 million subject to certain adjustments of up to $15.0 million cumulative for costs incurred to achieve or maintain the Marketing Authorization Application ("MAA") in Europe which can reduce royalties due to us by up to 50%.
Ono Pharmaceutical Co., Ltd.
Effective May 31, 2017, we entered into a License, Development and Commercialization Agreement (the “Ono Agreement”) with Ono, pursuant to which we granted Ono exclusive rights to commercialize encorafenib and binimetinib in Japan and the Republic of Korea (the “Ono Territory”), along with the right to develop these products in the Ono Territory. We retain all rights outside the Ono Territory, as well as the right to conduct development and manufacturing activities in the Ono Territory, except rights we have granted to Pierre Fabre under the PF Agreement and to Medison Pharma Ltd.
Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million, and we retain all rights to conduct, either on our own or through third parties, all clinical studies and file related regulatory filings with respect to encorafenib and binimetinib and to develop, manufacture and commercialize encorafenib and binimetinib outside the Ono Territory (subject to rights we have granted to Pierre Fabre in certain countries). The upfront payment has been recorded as deferred revenue and is being recognized through 2025 which is the period through which management expects that substantial development activities will be performed. We are entitled to receive potential milestone payments of up to ¥500.0 million for the achievement of one remaining development milestone, ¥5.0 billion for the achievement of eight regulatory milestones relating to certain Marketing Authorization Application filings and approval in Japan for two specified indications, and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement of the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22% for annual net sales under ¥10.0 billion and increasing to 25% for annual net sales in excess of ¥10.0 billion subject to certain adjustments. As of March 31, 2019, ¥1.0 billion was the equivalent of approximately $9.0 million.
Loxo
We are party to a Drug Discovery Collaboration Agreement, as amended, with Loxo (the “Loxo Agreement”). Under the terms of the Loxo Agreement, Loxo funded discovery and preclinical programs conducted by us, including LOXO-101, which is currently marketed as Vitrakvi, LOXO-195, a next generation selective TRK inhibitor, LOXO-292, a RET inhibitor, and FGFR programs (the "Loxo Programs"). The research phase concluded in September 2018. Loxo is responsible for all additional preclinical and clinical development and commercialization. In connection with Eli Lilly's February 2019 acquisition of Loxo, Bayer secured exclusive licensing rights for the global development and commercialization of Vitrakvi and LOXO-195. The licensing agreement between Array and Loxo remains in effect, and Array remains entitled to royalties on sales of Vitrakvi.
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
In August 2018, we earned a $4.0 million milestone under the Loxo Agreement for the initiation of a registration enabling study for LOXO-292, which was fully recognized as collaboration and license revenue during the period. In December 2018, we recognized milestone revenue of $40.0 million related to the first commercial sale of Vitrakvi by Loxo. We received a $20.0 million cash payment in December 2018 and will receive two additional payments of $10.0 million on each of the one year and two year anniversaries of the first commercial sale. In accordance with ASC 606, we recognized the entire $40.0 million in December 2018 as our performance obligations have been satisfied, payment is contingent upon only the passage of time, and we determined that it is not probable that a significant reversal of revenue would occur. The $20.0 million of additional payments are reflected as $10.0 million in other current assets and $10.0 million in other non-current assets in our unaudited condensed consolidated balance sheets as of March 31, 2019.
The Drug Discovery Collaboration Agreement with Loxo contains substantive potential milestone payments of up to $7.0 million for two remaining development milestones and up to $595.0 million for the achievement of twenty commercialization milestones if certain net sales amounts are achieved for any licensed drug candidates in the U.S., the European Union and Japan plus mid-to-high single digit royalties on sales of any resulting drugs subject to certain adjustments.
Mirati
We are party to agreements with Mirati Therapeutics, Inc. ("Mirati" and the "Mirati Agreements").
Mirati is developing MRTX849, a small molecule inhibitor of KRAS G12C, invented by Array and Mirati Therapeutics. Mirati is evaluating MRTX849 in a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor KRAS G12C mutations. Array and Mirati are also collaborating on a KRAS G12D inhibitor preclinical program. Array has freedom to operate on all other forms of Ras proteins.

In April 2018, Mirati elected to exercise an option to take an exclusive, worldwide license to an active compound under one such agreement for which we received $2.0 million and we continue to receive additional fees as reimbursement for research and development services. The option exercise fee, received in the three months ended

June 30, 2018, was recorded as deferred revenue and is being recognized as revenue over two years, the period during which we expect that substantial development activities will be performed.
The Mirati Agreements contain substantive potential milestone payments of up to $17.3 million for six remaining developmental milestones and up to $674.0 million for the achievement of fourteen commercialization milestones if certain net sales amounts are achieved in the U.S., the European Union and Japan, plus royalties in the high single digits to mid-teens on sales.

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
Deferred Revenue
Deferred revenue balances were as follows for the dates indicated (in thousands):

	March 31,	June 30,
	2019	2018
Ono	$24,799	$27,555
Pierre Fabre (1)	26,098	22,394
Mirati	1,042	2,468
Loxo	—	2,403
Other	—	2,000
Total deferred revenue	51,939	56,820
Less: Current portion	(13,627)	(12,350)
Deferred revenue, non-current portion	$38,312	$44,470
(1) Balance as of March 31, 2019 includes a $6.0 million prepayment for commercial drug supply of BRAFTOVI + MEKTOVI

Reimbursement Revenue
On March 2, 2015, we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis and to encorafenib under the Asset Transfer Agreement with Novartis (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to us a 2% royalty obligation offset by certain expenses, which is payable based on net sales of encorafenib and is expensed as costs of goods sold as incurred.
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

NOTE 5 – DEBT

Outstanding debt consists of the following (in thousands):

	March 31,	June 30,
	2019	2018
Notes payable at fair value	$—	$15,899

2024 convertible senior notes	$126,060	$126,060
Silicon Valley Bank term loan (1)	53,500	16,200
Long-term debt, gross	179,560	142,260
Less: Unamortized debt discount and fees	(45,315)	(46,384)
Long-term debt, net	134,245	95,876
Less: Current portion	—	(2,500)
Long-term debt, non-current portion	$134,245	$93,376
(1) Outstanding debt owed to Silicon Valley Bank includes a final payment fee of $3.5 million and $1.2 million as of March 31, 2019 and June 30, 2018, respectively.

Redmile Notes Payable

On August 6, 2018, the Subordinated Convertible Promissory Notes (the "Redmile Notes Payable") held by Redmile Capital Offshore Fund II, Ltd. and Redmile Biopharma Investments I, L.P. (collectively, “Redmile”) matured and became payable pursuant to the Note Purchase Agreement dated September 2, 2016, as amended. On that date, we repaid $16.0 million to the Note holders, which included the $10.0 million principal, a $5.0 million exit fee and approximately $1.0 million accrued interest. Following the repayment of the Redmile Notes Payable, we had no notes payable recorded at fair value.

Silicon Valley Bank Term Loan

On August 10, 2018 (the “Amended Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank ("SVB") providing for a term loan in the original principal amount of $50.0 million and maintaining our existing letters of credit with SVB. The Amended Loan Agreement amends and restates our prior Loan and Security Agreement (the "Loan Agreement") with SVB. We utilized the proceeds from the term loan for repayment in full of all outstanding obligations under the Loan Agreement with SVB, repayment in full of our obligations under the Redmile Notes Payable, and as working capital to fund general business requirements. The entire term loan amount was borrowed on the Amended Effective Date.

The outstanding principal amount under the term loan bears interest at a floating per annum rate equal to the Prime Rate minus 2.0% (but not less than 0.0%) and was 3.5% as of March 31, 2019. A final payment of principal, accrued interest on the term loan and on any outstanding advances, as well as the final payment fee associated with the Amended Loan Agreement of $3.5 million are due on the maturity date of August 1, 2023. The resulting debt discount is being recognized using the effective interest method over the term of the loan. In accordance with ASC 470-50, we accounted for the exchange as a debt modification and the issuance costs paid to SVB associated with the Amended Loan Agreement were recorded as debt discount and were added to the remaining unamortized debt discount associated with prior Loan Agreement.

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

2.625% Convertible Senior Notes Due 2024

On December 1, 2017, we issued and sold $126.1 million aggregate principal amount of 2.625% convertible senior notes due 2024 (the "2024 Notes") in exchange for our now-retired 2020 Notes. The 2024 Notes are our direct unsecured obligations and rank equal in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. The 2024 Notes are effectively subordinated to any of our existing and future secured indebtedness, including our indebtedness under the Amended Loan Agreement with SVB, to the extent of the value of our assets that secure such indebtedness.

The 2024 Notes will mature on December 1, 2024 and bear interest at a rate of 2.625%, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2018.

In accordance with ASC 470-20, we used an effective interest rate of 9.75% to determine the liability component of the 2024 Notes. This resulted in the recognition of $80.4 million as the liability component of the 2024 Notes and the recognition of the residual $45.7 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2024 Notes. The underwriting discount and estimated offering expenses of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Equity issuance costs of $1.6 million were recorded as an offset to additional paid-in capital. Total debt issuance costs of $2.7 million were recorded on the issuance date and are reflected in our unaudited condensed consolidated balance sheets for all periods presented on a consistent basis with the debt discount, or as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through December 1, 2024. The balance of unamortized debt issuance costs was $2.4 million and $2.6 million as of March 31, 2019 and June 30, 2018, respectively.

The fair value of the 2024 Notes was approximately $216.6 million and $169.0 million at March 31, 2019 and June 30, 2018, respectively, and was determined using Level 2 inputs based on their quoted market values.

Summary of Interest Expense

The following table shows the details of our interest expense for all of our debt arrangements outstanding during the periods presented, including contractual interest, and amortization of debt discount, debt issuance costs and loan transaction fees that were charged to interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Silicon Valley Bank Term Loan
Simple interest	431	100	$1,115	$280
Amortization of prepaid fees for line of credit	—	14	29	99
Amortization of debt discount	257	80	688	242
Total interest expense on Silicon Valley Bank term loan	688	194	1,832	621
Convertible Senior Notes (1)
Contractual interest	835	835	2,505	2,723
Amortization of debt discount	1,257	1,141	3,682	4,432
Amortization of debt issuance costs	76	69	223	257
Total interest expense on convertible senior notes	2,168	2,045	6,410	7,412
Other Debt
Simple interest	7	122	19	374
Total interest expense on other debt	7	122	19	374
Total interest expense	$2,863	$2,361	$8,261	$8,407
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

The following tables show the fair value of our financial instruments classified into the fair value hierarchy and measured on a recurring basis on the unaudited condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018 (in thousands):

	Fair Value Measurement as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$—	$123,146	$—	$123,146
Commercial paper	—	110,478	—	110,478
Corporate bonds	—	61,773	—	61,773
Asset-backed securities	—	30,759	—	30,759
Mutual fund securities	296	—	—	296
Non-current Assets
Corporate bonds	—	32,465	—	32,465
Asset-back securities	—	22,753	—	22,753
Mutual fund securities	790	—	—	790
Total assets	$1,086	$381,374	$—	$382,460

	Fair Value Measurement as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Current Assets
U.S. treasury securities	$297,504	$—	$—	$297,504
Mutual fund securities	235		—	235
Non-current Assets
Mutual fund securities	919	—	—	919
Total assets	$298,658	$—	$—	$298,658

Liabilities
Notes payable, at fair value	$—	$—	$15,899	$15,899

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

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three and nine months ended March 31, 2019, comprised of the Redmile Notes (in thousands):

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
	2019	2018	2019	2018
Beginning balance	$—	$12,700	$15,899	$12,600
Change in fair value	—	100	65	200
Settlement upon maturity	—		(15,964)	—
Ending balance	$—	$12,800	$—	$12,800

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Offering

On September 19, 2017, the Company closed an underwritten public offering of 24.1 million shares of its common stock, which included 3.1 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $10.75 per share. The total net proceeds from the offering were $243.0 million, after underwriting discounts and commissions and offering expenses of approximately $15.7 million.  The Company expects to continue to use the net proceeds from this offering to fund research and development efforts, including clinical trials for our proprietary candidates, build and scale its commercial capabilities, and for general working capital and corporate purposes.

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

On May 9, 2018, we entered into a subsequent sales agreement with Cantor (the "Sales Agreement"), pursuant to which we may, from time to time, sell up to $125.0 million in shares of our common stock through Cantor, acting as our sales agent and/or principal, in an ATM Offering. We were not required to sell shares under the Sales Agreement. We paid Cantor a commission of up to 3% of the aggregate gross proceeds we received from all sales of our common stock under the Sales Agreement. We received net proceeds on sales under the Sales Agreement of approximately $122.5 million at a weighted average price of $17.24 (excluding commissions) during the nine months ended March 31, 2019, which resulted in the full utilization of the $125.0 million available sales under the Sales Agreement. We received net proceeds on sales under our prior sales agreement with Cantor of approximately $40.3 million at a weighted average price of $16.14 during the nine months ended March 31, 2018.

Effective May 7, 2019, we entered into a sales agreement with Jefferies LLC (the “Jefferies Sales Agreement”), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies LLC, acting as our sales agent and/or principal, in an at-the-market offering. We are not required to sell shares under the Jefferies Sales Agreement. We will pay Jefferies LLC a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our common stock under the Jefferies Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Jefferies Sales Agreement or May 7, 2022. No sales have been made under the Jefferies Sales Agreement.

NOTE 8 – SHARE-BASED COMPENSATION

Share-based compensation expense for all equity awards issued pursuant to the Array BioPharma Amended and Restated Stock Option and Incentive Plan (the "Option and Incentive Plan") and for estimated shares to be issued under the Employee Stock Purchase Plan ("ESPP") for the current purchase period was approximately $8.3 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively, and $18.7 million and $13.5 million for the nine months ended March 31, 2019 and 2018, respectively.

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

Option Awards

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Nine Months Ended March 31, 2019
	2019	2018
Risk-free interest rate	2.5% - 3.0%	1.6% - 2.4%
Expected option term in years	3.8 - 5.1	3.8 - 4.1
Expected volatility	63.5% - 67.0%	66.1% - 67.3%
Dividend yield	0%	0%
Weighted average grant date fair value	$9.07	$5.81

The following table summarizes our stock option activity under the Option and Incentive Plan for the nine months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at June 30, 2018	15,326,350	$7.68
Granted	4,576,163	$16.15
Exercised	(2,717,053)	$5.28
Forfeited	(885,692)	$10.88
Expired	(6,000)	$6.22
Outstanding balance at March 31, 2019	16,293,768	$10.29	7.8	$229,659
Exercisable at March 31, 2019	5,686,232	$6.87	6.1	$99,541

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at March 31, 2019 of $24.38 per share and the exercise price of the stock options that had strike prices below the closing price. The total intrinsic value of all options exercised was $38.5 million during the nine months ended March 31, 2019. The total intrinsic value of all options exercised during the nine months ended March 31, 2018 was $24.4 million. The grant date fair value of options that vested during the nine months ended March 31, 2019 and 2018 was $12.7 million and $7.0 million, respectively.

As of March 31, 2019, we had approximately $60.7 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

The Option and Incentive Plan provides for the issuance of restricted stock units ("RSUs") that each represent the right to receive one share of our common stock, cash or a combination of cash and stock, typically following achievement of time- or performance-based vesting conditions. Our RSU grants that vest subject to continued service over a defined period of time will typically vest between one to four years, with a percentage vesting on each anniversary date of the grant, or they may be vested in full on the date of grant. Vested RSUs will be settled in shares of common stock upon the vesting date, upon a predetermined delivery date, upon a change in control of Array, or upon the employee leaving Array. All outstanding RSUs may only be settled through the issuance of common stock to recipients, and we intend to continue to grant RSUs that may only be settled in stock. RSUs are assigned the value of our common stock at date of grant, and the grant date fair value is amortized over the applicable vesting period.

The following table summarizes the status of our unvested RSUs under the Option and Incentive Plan as of March 31, 2019 and changes during the nine months ended March 31, 2019:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	959,730	$9.28
Granted	617,518	15.87
Vested	(252,108)	10.46
Forfeited	(64,845)	12.20
Unvested at March 31, 2019	1,260,295	$12.12

As of March 31, 2019, we had $13.1 million of total unrecognized compensation cost related to unvested RSUs granted under the Option and Incentive Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The fair market value for RSUs that vested during the nine months ended March 31, 2019 and 2018 was $2.6 million and $1.8 million, respectively. RSUs granted during the nine months ended March 31, 2019 and 2018 had a fair value of $9.8 million and $5.8 million, respectively.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to 85% of the lower of (i) the closing price at the beginning of the offering period or (ii) the closing price at the end of the offering period. Effective each January 1, a new 12-month offering period begins that will end on December 31 of that year. However, if the closing stock price on July 1 is lower than the closing stock price on the preceding January 1, then the original 12-month offering period terminates, and the purchase rights under the original offering period roll forward into a new six-month offering period that begins July 1 and ends on December 31. As of March 31, 2019, we had 0.7 million shares available for issuance under the ESPP. The Company issued 0.2 million shares under the ESPP during each of fiscal 2019 and 2018.

NOTE 9 - RELATED PARTY TRANSACTIONS

We are party to Drug Discovery Collaboration Option Agreements, as amended, with Mirati pursuant to which we provide certain drug discovery and research activities to Mirati pursuant to which we have received upfront payments, license fees, milestone payments and reimbursement for research and development services and under which we are entitled to receive additional milestone payments based on achievement of certain milestones, as described in Note 4 - Collaboration and Other Agreements. Dr. Charles Baum, a current member of our Board of Directors, is the President and Chief Executive Officer of Mirati.

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

The following table summarizes the net loss per share calculation (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net loss - basic and diluted	$(37,494)	$(22,851)	$(73,667)	$(94,898)

Weighted average shares outstanding - basic and diluted	219,913	208,994	215,964	194,434

Per share data:
Basic and diluted	$(0.17)	$(0.11)	$(0.34)	$(0.49)

For the periods presented, all common stock equivalents are excluded from the computation of diluted loss per share, as the result would be anti-dilutive, which include the following (in thousands):

	March 31,
	2019	2018
2.625% convertible senior notes	8,156	8,156
Stock options	16,294	15,722
Unvested RSUs	1,260	1,275
Total anti-dilutive common stock equivalents excluded from diluted loss per share calculation	25,710	25,153

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terms such as "may", "will", "expects", "intends", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to significant risks and uncertainties including, but not limited to, the factors set forth under the heading “Item 1A." Risk Factors” under Part II of this Quarterly Report on Form 10-Q and under "Forward Looking Statements" and "Item 1A. Risk Factors" under Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and the information under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The terms “we”, “us”, “our”, "the Company", or "Array" refer to Array BioPharma Inc.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2019 refers to the fiscal year ending June 30, 2019, and the third or current quarter refers to the three months ended March 31, 2019.

Overview

We are a fully integrated biopharmaceutical company focused on the discovery, development and commercialization of transformative and well-tolerated targeted small molecule drugs to treat patients afflicted with cancer and other high-burden diseases. We market BRAFTOVI® (encorafenib) capsules in combination with MEKTOVI® (binimetinib) tablets for the treatment of patients with unresectable or metastatic melanoma with a BRAFV600E or BRAFV600K mutation in the United States ("U.S.") and with partners in other major worldwide markets. Our lead clinical programs, encorafenib and binimetinib, are being investigated in over 30 clinical trials across a number of solid tumor indications, including a Phase 3 trial in BRAF-mutant metastatic colorectal cancer ("CRC"). Our pipeline includes several additional programs being advanced by us or current license-holders, including the following programs currently in registration trials: selumetinib (partnered with AstraZeneca), LOXO-292 (partnered with Eli Lilly), ipatasertib (partnered with Genentech), tucatinib (partnered with Seattle Genetics) and ARRY-797. Vitrakvi® (larotrectinib, partnered with Bayer AG) is approved in the United States, and Ganovo® (danoprevir, partnered with Roche and licensed by Roche to Ascletis Pharmaceuticals Co., Ltd. in China) is approved in China.

Our most significant approved and clinical stage drugs include:

Drug Candidate	Target/Disease State	Partner	Clinical Status
BRAFTOVI + MEKTOVI	BRAF and MEK inhibitors for advanced BRAF-mutant melanoma	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Approved
Encorafenib	BRAF inhibitor for BRAF-mutant CRC	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Binimetinib	MEK inhibitor for BRAF-mutant CRC and other cancers	Pierre Fabre Medicament SAS and Ono Pharmaceutical Co., Ltd.	Phase 3
Vitrakvi / Larotrectinib (1)(2)	PanTrk inhibitor for cancer	Bayer AG	Approved
Ganovo / Danoprevir (1)	Protease inhibitor for Hepatitis C virus	Roche Holding AG	Approved (3)
Selumetinib (1)	MEK inhibitor for NF1 (4)	AstraZeneca, PLC	Phase 2 / Registration Trial
Tucatinib / ONT-380 (1)	HER2 inhibitor for breast cancer	Seattle Genetics, Inc.	Phase 2 / Registration Trial

Ipatasertib / GDC-0068 (1)	AKT inhibitor for cancer	Genentech, Inc.	Phase 3
Varlitinib / ASLAN001 (1)	Pan-HER2 inhibitor for cancer	ASLAN Pharmaceuticals Pte Ltd.	Phase 2 / 3
ARRY-797	p38 inhibitor for Lamin A/C-related dilated cardiomyopathy	Wholly-owned by Array	Phase 3

LOXO-292 (1)	Ret inhibitor for cancer	Eli Lilly and Company	Phase 2 / Registration Trial
ARRY-382	CSF1R inhibitor for cancer	Wholly-owned by Array	Phase 2
Motolimod / VTX-2337 (1)	Toll-like receptor for cancer	Celgene Corp. / VentiRx Pharmaceuticals, Inc.	Phase 2
LOXO-195 (1)	Trk inhibitor for cancer	Bayer AG	Phase 1 / 2
AK-1830 (1)	TrkA selective inhibitor for inflammation and pain	Asahi Kasei Pharma Corporation	Phase 1
MRTX849 (1)	KRAS G12C inhibitor for cancer	Mirati Therapeutics, Inc.	Phase 1 / 2
(1) Compound is being advanced by the current license holder. We are entitled to receive future potential milestone and/or potential royalty payments contingent upon successful development and commercialization.
(2) Vitrakvi® is a registered trademark of Bayer AG. All trademarks are properties of their respective owners.
(3) Approved in China.
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

Net product sales for the third quarter were $35.1 million. Array continues to see strong demand for BRAFTOVI + MEKTOVI and to receive positive feedback from healthcare providers, payers and the melanoma community regarding the combination.

We have exclusive rights to BRAFTOVI and MEKTOVI in the U.S. and Canada. Array has granted Ono Pharmaceutical Co., Ltd. exclusive rights to commercialize both products in Japan and South Korea, Medison Pharma Ltd. exclusive rights to commercialize both products in Israel and Pierre Fabre exclusive rights to commercialize both products in all other countries, including those in Europe, Latin America and Asia (excluding Japan and South Korea).

BRAFTOVI + MEKTOVI have received regulatory approval in the United States, the European Union, Australia and Japan. The Swiss Medicines Agency (Swissmedic) is currently reviewing the Marketing Authorization Applications for BRAFTOVI and MEKTOVI submitted by Pierre Fabre.

BRAFTOVI® and MEKTOVI® are registered trademarks of Array BioPharma Inc. in the U.S. and various other countries.

Encorafenib and Binimetinib

On March 2, 2015, we regained development and commercialization rights to binimetinib under the Termination and Asset Transfer Agreement with Novartis Pharmaceutical Ltd. and Novartis Pharma AG (collectively, "Novartis") and to encorafenib under the Asset Transfer Agreement with Novartis Pharma AG (which we collectively refer to as the “Novartis Agreements”). Along with global ownership of both assets, the Novartis Agreements transferred to Array a low-single-digit royalty obligation payable based on net sales of encorafenib and we received an upfront payment of $85.0 million from Novartis. We believe these programs present significant opportunity to Array in the area of oncology.

Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015.  The level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we have reached certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial. Reimbursement revenue from Novartis was approximately $45.6 million for the 12 months ended March 31, 2019, of which $9.2 million was recorded in the three months ended March 31, 2019.

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

The PF Agreement closed in December 2015. All clinical trials involving encorafenib and binimetinib that were ongoing or planned at the effective date of the PF Agreement, including the COLUMBUS trial and other then active Novartis sponsored and investigator sponsored clinical studies, continue to be conducted pursuant to the terms of the Novartis Agreements. Additional worldwide development activities of encorafenib and binimetinib will be governed by a Global

Development Plan ("GDP") with Pierre Fabre. Pierre Fabre and Array jointly fund worldwide development costs under the GDP, with Array covering 60% and Pierre Fabre covering 40% of such costs. The initial GDP includes multiple trials, including the BEACON CRC trial. We and Pierre Fabre have agreed to commit at least €100 million in combined funds for these studies in CRC and melanoma.

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

Each party has agreed not to distribute, sell or promote competing products in each party’s respective markets during a period of exclusivity. Each party has also agreed to indemnify the other party from certain liabilities specified in the Agreement and to Medison Pharma Ltd.

In connection with the PF Agreement, we received $30.0 million as a non-refundable up-front payment during the year ended June 30, 2016 and we earned a $15.0 million milestone during the three months ended September 30, 2018, which was recognized at that time as collaboration and license revenue. The PF Agreement contains future substantive potential milestone payments of up to $390.0 million for achievement of seven commercialization milestones if certain net sales amounts are achieved for any licensed indications. We are also entitled to double-digit royalties based on net sales under the agreement, subject to certain adjustments of up to $15.0 million cumulative for costs incurred to achieve or maintain the Marketing Authorization Application ("MAA") in Europe which can reduce royalties due to us by up to 50%.

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

Under the terms of the Ono Agreement, we received a non-refundable upfront cash payment of ¥3.5 billion, or $31.2 million. We are entitled to receive potential milestone payments of up to ¥500.0 million for the achievement of one remaining development milestone, ¥5.0 billion for the achievement of eight regulatory milestones and ¥10.5 billion for the achievement of five commercialization milestones if certain annual net sales targets are achieved. A portion of these milestones is related to the advancement of the Phase 3 BEACON CRC trial in the Ono Territory. We are further eligible for tiered double-digit royalties on annual net sales of encorafenib and binimetinib in the Ono Territory, starting at 22.0% for annual net sales under ¥10.0 billion and increasing to 25.0% for annual net sales in excess of ¥10.0 billion, subject to certain adjustments. As of March 31, 2019, ¥1.0 billion was the equivalent of approximately $9.0 million.

All ongoing clinical trials involving encorafenib and binimetinib, including the BEACON CRC and COLUMBUS trials, continued as planned as of the effective date of the Ono Agreement, and Ono is entitled to the data derived from such studies. As part of the Ono Agreement, Ono obtained the right to participate in any future global development of encorafenib and binimetinib by contributing 12.0% of the future costs of such development. Ono is responsible for seeking regulatory and marketing approvals for products in the Ono Territory and for any development of encorafenib and binimetinib specifically necessary to obtain such approvals. We will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement, in each case the costs of which will be borne by Ono. We have also agreed to discuss and agree with Ono on a strategy to ensure the supply of companion diagnostics to Ono for use with encorafenib and binimetinib in certain indications in the Ono Territory. Each party has agreed not to distribute, sell or promote competing MEK or RAF products in the Ono Territory during the term of the Ono Agreement.

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

On March 18, 2019, we announced that the National Comprehensive Cancer Network® ("NCCN®") updated their Clinical Practice Guidelines in Oncology for Colon and Rectal Cancer to include BRAFTOVI® in combination with MEKTOVI® and cetuximab or panitumumab as a Category 2A treatment option for patients with BRAFV600E-mutant metastatic colorectal cancer ("mCRC"), after failure of one or two prior lines of therapy for metastatic disease. The NCCN based their recommendation on data from the safety lead-in of the BEACON CRC trial evaluating the triplet combination of BRAFTOVI in combination with MEKTOVI and ERBITUX® (cetuximab), in 29 patients with BRAFV600E-mutant mCRC.

Updated safety and efficacy results, including mature OS, from the safety lead-in of the BEACON CRC trial evaluating the triplet combination of BRAFTOVI, MEKTOVI and ERBITUX, in patients with BRAFV600E-mutant mCRC showed that mature median OS was 15.3 months (95% CI, 9.6-not reached) for patients treated with the triplet. Updated median progression-free survival ("mPFS") and updated confirmed ORR results for patients treated with the triplet in the safety lead-in remain the same, as previously reported, with 8 months mPFS (95% CI, 5.6-9.3) and a 48% ORR (95% CI, 29.4-67.5). Overall response rate by central assessment, 41% (95% CI 24%-61%), was consistent with local assessment. Among the 17 patients who received only one prior line of therapy, the ORR was 62%. As previously disclosed, the triplet combination was generally well-tolerated with no unexpected toxicities, supporting initiation of the randomized portion of the trial.

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

Worldwide, colorectal cancer is the third most common type of cancer in men and the second most common in women, with approximately 1.4 million new diagnoses in 2012. Globally in 2012, approximately 694,000 deaths were attributed to colorectal cancer. In the U.S. alone, an estimated 140,250 patients were diagnosed with cancer of the colon or rectum in 2018, and approximately 50,000 are estimated to die of the disease each year. BRAF mutations are estimated to occur in up to 15% of patients with mCRC and represent a poor prognosis for these patients. The V600 mutation is the most common BRAF mutation and the risk of mortality in CRC patients with the BRAFV600E mutation is more than two times higher than for those with wild-type BRAF. Several irinotecan and cetuximab-containing regimens, similar to the BEACON CRC control arm, have established observed historical published benchmarks in BRAFV600E-mutant mCRC patients, whose disease has progressed after one or two prior lines of therapy. These benchmarks include ORR of 4% to 8%, mPFS of 2 to 3 months and median OS of 4 to 6 months. BRAF V600E-mutant mCRC is an area of high unmet need as there are currently no FDA-approved therapies specifically indicated for patients with BRAF-mutant mCRC, and these patients derive limited benefit from available chemotherapy regimens.

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

BRAFTOVI + MEKTOVI LIFE-CYCLE TRIALS

POLARIS (NCT03911869), an open-label Phase 2 trial designed to assess the efficacy and safety of the combination of BRAFTOVI + MEKTOVI in patients with BRAFV600-mutant brain metastasis, has been active since April 2019.

In April 2019, PHAROS (NCT03915951), an open-label Phase 2 trial designed to assess the efficacy and safety of the combination of BRAFTOVI + MEKTOVI in patients with BRAFV600E-mutant non-small cell lung cancer, has been active since April 2019 .

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

ARRY-797

ARRY-797 is an oral, selective p38 MAPK inhibitor that is currently advancing in a Phase 3 trial in patients with LMNA-related DCM, a rare, degenerative cardiovascular disease caused by mutations in the LMNA gene and characterized by poor prognosis.

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

Results of Operations

Revenue

Below is a summary of our total revenue (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2019 vs. 2018		March 31,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
Product sales, net	$35,078	$—	$35,078	(a)	$71,784	$—	$71,784	(a)
Product royalties	937	—	$937	(a)	1,261	—	$1,261	(a)
Collaboration and license revenue	19,493	41,616	(22,123)	(53)%	101,121	72,993	28,128	39%
Reimbursement revenue	9,169	24,751	(15,582)	(63)%	29,970	65,338	(35,368)	(54)%
Total revenue	$64,677	$66,367	$(1,690)	(3)%	$204,136	$138,331	$65,805	48%
(a) There were no product sales or product royalties during the prior year period.

Product Sales, net

Product sales, net consists of commercial revenue from sales of BRAFTOVI + MEKTOVI which commenced during the three months ended September 30, 2018. See Note 3 of the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional details related to product sales, net.

Product Royalties

Product royalties consists of royalty revenue based on international sales BRAFTOVI + MEKTOVI, which are marketed by Array in the U.S. We have granted Pierre Fabre and Ono Pharmaceutical Co. Ltd. (“Ono”) exclusive rights to commercialize both products in their respective territories outside of the United States and we receive royalty payments based on those sales. See Note 4 of the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional details related to product royalties.

Collaboration and License Revenue

Collaboration and license revenue consists of revenue related to our drug discovery and development activities in collaboration with partners, which includes reimbursement for research and development of drug candidates that we out-license, up-front and milestone fees and ongoing royalty revenue based on sales by license holders of products which we have wholly out-licensed and are not marketed by Array. Currently approved and marketed products that we have out-licensed and have royalty rights to include Vitrakvi and Ganovo. To date, royalties earned based on sales of Vitrakvi and Ganovo have not been material.

In January 2017, we earned a $23.0 million upfront license fee from ASLAN Pharmaceuticals which was fully recognized as revenue at that time, resulting in decreased collaboration and license revenue during the three months ended March 31, 2019 as compared to the same period in the prior year. The increase in collaboration and license revenue during the nine months ended March 31, 2019 compared with the same periods in the prior year was primarily due to milestones from Loxo and Pierre Fabre. In December 2018, we recognized revenue for three milestones totaling $40.0 million related to commercial sales of Vitrakvi by Loxo. In addition, the European marketing approval of commercial sales of BRAFTOVI + MEKTOVI in September 2018 resulted in a milestone payment in the amount of $15.0 million to us from Pierre Fabre, which was recognized as revenue at that time. See Note 4 of the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional details related to milestones from Loxo and Pierre Fabre. Partially offsetting the increased revenue from these milestones from Loxo and Pierre Fabre was revenue from the upfront payment from ASLAN as well as $10.0 million license revenue from Asahi Kasei that was earned and fully recognized during the nine months ended March 31, 2018.

Reimbursement Revenue

Reimbursement revenue consists of amounts received for reimbursement of costs we incur under the Novartis Agreements where we act as a principal, control the research and development activities, bear credit risk and may perform a portion of the required services.

As discussed in Note 4 - Collaboration and Other Agreements to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we regained all development and commercialization rights to binimetinib, and obtained all development and commercialization rights to encorafenib from Novartis on March 2, 2015. In connection with the closing of these transactions, we and Novartis entered into two Transition Agreements dated March 2, 2015, one associated with binimetinib and the other associated with encorafenib. Novartis provides financial support to us under the Transition Agreements for clinical trials involving encorafenib and binimetinib in the form of reimbursement to Array for associated out-of-pocket costs and for one-half of our fully-burdened full-time equivalent ("FTE") employee costs based on an annual FTE rate, with certain activities subject to a maximum reimbursement limit. As of June 30, 2016, Novartis had transitioned responsibility for all previously Novartis-conducted trials and will provide this continuing financial support to Array for completing the trials. Novartis continues to fund ongoing trials with encorafenib and binimetinib that were active or planned as of the close of the Novartis Agreements in 2015. As of March 31, 2019, the level of spend associated with these studies continues to decrease as the studies progress through their later life cycle. As patients have continued to receive treatment under certain trials for longer than initially anticipated, we have reached certain reimbursement limits for select trials, including the COLUMBUS Phase 3 trial.

The decrease in reimbursement revenue for the three and nine months ended March 31, 2019 compared with the same period in the prior year is attributable to the certain categories of expenses having reached reimbursement limits and the advancement of the transitioned studies, some of which have begun to wind down, resulting in lower reimbursable expenses.

Operating Expenses

Below is a summary of our total operating expenses (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2019 vs. 2018		March 31,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
Cost of goods sold	$1,042	$—	$1,042	(a)	$2,023	$—	$2,023	(a)
Research and development	65,541	71,348	(5,807)	(8)%	183,211	180,881	2,330	1%
Selling, general and administrative	35,548	16,773	18,775	112%	90,911	40,428	50,483	125%
Total operating expenses	$102,131	$88,121	$14,010	16%	$276,145	$221,309	$54,836	25%
(a) There were no product sales during the prior year period.

Cost of Goods Sold

Cost of goods sold consists of product sold to Customers, international partners under product supply agreements, and royalty expense based on net sales of BRAFTOVI. A portion of the costs of BRAFTOVI + MEKTOVI units recognized as revenue during the three and nine months ended March 31, 2019 were expensed prior to the June 27, 2018 FDA approval. We believe our cost of goods sold for the three and nine months ended March 31, 2019 would have been $3.9 million and $4.6 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of March 31, 2019, we had approximately $11.3 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of BRAFTOVI + MEKTOVI are recognized as revenue.

Cost of goods sold for the three and nine months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of goods sold to Customers	$828	$—	$1,544	$—
Cost of goods sold to international partners under product supply agreements	4	—	81	—
Royalty expense	210	—	398	—
Total cost of goods sold	$1,042	$—	$2,023	$—

Research and Development Expense

Research and development expense includes costs associated with our proprietary and partnered drug programs, which primarily consist of personnel related expenses, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials and consultants, manufacturing materials for use in clinical trials, costs of producing BRAFTOVI + MEKTOVI prior to approval, costs associated with regulatory filings and patents, and other costs to support our research and development operations. We manage our programs based on scientific data and achievement of research plan goals. As many of our activities and costs benefit multiple projects, the allocation of costs to specific projects is not meaningful. As a result, we do not report costs on a program basis.

Research and development expense increased during the three and nine months ended March 31, 2019 compared with the same periods in the prior year primarily due to increased costs to advance BEACON and other proprietary programs to later stages of development. This increase was partially offset by Novartis transitioned studies as the underlying activity and associated outsourced services and consulting costs continued to decline.

Outsourced services and consulting costs represent the most significant portion of our research and development expense, ranging from approximately 74% to 80% of total research and development expense during the three and nine months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 and 2018, reimbursed expenses for the Novartis transitioned studies were $9.2 million and $24.8 million, respectively, which represented approximately 14% and 35% of total research and development during each respective period. During the nine months ended March 31, 2019 and 2018, reimbursed expenses for the Novartis transitioned studies were $30.0 million and $65.3 million, respectively, which represented approximately 16% and 36% of total research and development expense during each respective period.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist mainly of expenses associated with our sales, marketing, finance, legal and administrative organizations, including personnel costs, costs associated with the commercialization of BRAFTOVI + MEKTOVI, patent filing and prosecution, consulting and professional services, and other office expenses.

The increase in selling, general and administrative expense during the periods presented are primarily driven by costs associated with our marketing and sales activities in support of BRAFTOVI + MEKTOVI commercialization and legal expenses. We began hiring our sales force during the three months ended March 31, 2018 and completed that process in our fourth fiscal quarter of 2018. The nine months ended March 31, 2019 include expenses for fully staffed sales and marketing teams.

Other Income (Expense), Net

Other income (expense), net is summarized in the following table (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2019 vs. 2018		March 31,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
Interest income	$2,912	$1,295	$1,617	125%	$6,722	$3,075	$3,647	119%
Interest expense	(2,863)	(2,361)	(502)	21%	(8,261)	(8,407)	146	(2)%
Loss on extinguishment and conversion of notes	—	—	—	(a)	—	(6,457)	6,457	(a)
Change in fair value of notes payable	—	(100)	100	(100)%	(65)	(200)	135	(68)%
Other, net	(89)	69	(158)	(229)%	(54)	69	(123)	(178)%
Total other income (expense), net	$(40)	$(1,097)	$1,057	(96)%	$(1,658)	$(11,920)	$10,262	(86)%
(a) Percentage change is not meaningful.

We incurred a loss of approximately $6.5 million in the three months ended December 31, 2017 for the extinguishment and conversion of the 2020 Notes and the 2024 Notes.

Interest income is earned from our investments in available-for-sale marketable securities, which has increased significantly from the previous year due to a higher balance of marketable securities.

Interest expense is primarily related to our 3.00% and 2.625% convertible senior notes but also includes interest expense related to Convertible Promissory Notes we issued to Redmile and interest on our term loan with Silicon Valley Bank. The increase in interest expense for the three months ended March 31, 2019 as compared to the prior year is primarily the result of amending our Silicon Valley Bank term loan which increased the outstanding principal by $35.0 million. The increased interest expense on the Silicon Valley Bank term loan is largely offset by exchanging the 2020 Notes which bore interest at 3.00% for the 2024 Notes which bear interest at 2.625%. Details of our interest expense for all of our debt arrangements outstanding during the periods presented, including actual interest paid and amortization of debt and loan transaction fees, are presented in Note 5 – Debt to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2019 and June 30, 2018, we held cash, cash equivalents and marketable securities totaling $479.1 million and $413.4 million, respectively. With the exception of fiscal year 2015, we have incurred operating losses and have generated an accumulated deficit as a result of ongoing research and development spending since inception. As of March 31, 2019, we had an accumulated deficit of approximately $1.1 billion. Our results of operations were net losses of $37.5 million and $73.7 million for the three and nine months ended March 31, 2019, respectively, and of $147.3 million, $116.8 million and $92.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

We have historically funded our operations from upfront fees, proceeds from research and development reimbursement arrangements, license and milestone payments received under our drug collaborations and license agreements, and proceeds from the sale of equity securities and debt provided by convertible debt and other credit facilities. Beginning in fiscal year 2019, we also receive cash payments for commercial sales of our marketed drugs. We believe that our cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve in at least the next two years, and because sufficient funds may not be available to us when needed from existing collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include upfront, royalty and/or milestone payments.

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

Marketable securities consist mainly of U.S. government agency obligations, commercial paper, corporate bonds and asset-backed securities with maturities of greater than 90 days when purchased.

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31, 2019	June 30, 2018	$ Change
Cash and cash equivalents	$96,636	$114,748	$(18,112)
Marketable securities – current	326,452	297,739	28,713
Marketable securities – non-current	56,008	919	55,089
Total	$479,096	$413,406	$65,690

The decrease in cash and cash equivalents is primarily due to $122.5 million net proceeds for shares of our common stock sold under an at-the-market offering ("ATM") and $33.8 million net proceeds from the exchange of the Silicon Valley Bank term loans, which were partially offset by $16.0 million paid to settle the Redmile notes with interest upon maturity, cash used in operations as well as the timing of our investment in marketable securities. The increases in marketable securities are also the result of the timing of investing cash and cash equivalents in marketable securities.

Cash Flow Activities

Below is a summary of our cash flow activities (in thousands):

	Nine Months Ended March 31,
	2019	2018	$ Change
Cash flows provided by (used in):
Operating activities	$(87,426)	$(91,154)	$3,728
Investing activities	(84,588)	(258,250)	173,662
Financing activities	153,902	297,326	(143,424)
Total	$(18,112)	$(52,078)	$33,966
Net cash used in operating activities decreased mainly due to the decrease in net loss of approximately $21.2 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year offset by a change in working capital items of approximately $15.6 million and increased non-cash adjustments of $1.9 million.

Net cash used in investing activities decreased primarily due to net purchases of marketable securities of $83.2 million during the nine months ended March 31, 2019 compared with net purchases of marketable securities of $257.1 million following our public offering of shares of common stock during the nine months ended March 31, 2018.

Net cash provided by financing activities during the nine months ended March 31, 2019 consisted primarily of $122.5 million net proceeds for shares of our common stock sold under the ATM and $33.8 million net proceeds from the exchange of the Silicon Valley Bank term loans, which were partially offset by $15.0 million paid to settle the Redmile notes upon maturity. Net cash provided by financing activities during the nine months ended March 31, 2018 primarily related to $243.0 million in net proceeds from a follow-on offering of our common stock in September 2017 and $40.3 million net proceeds for shares of our common stock sold under the ATM.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. During the nine months ended March 31, 2019, we began selling commercial product and consider reserves for variable consideration related to product sales to be a critical accounting estimate. See Note 1 of the notes to our unaudited condensed consolidated financial statements contained elsewhere in this report for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and fluctuations in interest rates. All of our collaboration and other agreements and nearly all purchase orders are denominated in U.S. dollars, except our agreement with Ono Pharmaceuticals entered into in May 2017, which is denominated in Japanese Yen. Future payments from Ono will be due on payment terms of net 30 days and will not represent a significant component of our overall cash balance. As a result, historically and as of March 31, 2019, we have had little or no exposure to market risk from changes in foreign currency or exchange rates and a 10% hypothetical change in foreign exchange rates during the periods presented would not have had a material effect on our financial results.

Our investment portfolio is comprised primarily of readily marketable, high-quality securities that are diversified and structured to minimize market risks. We target an average portfolio maturity of eighteen months or less. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. We model interest rate exposure by a sensitivity analysis that assumes a theoretical 100 basis point (1%) change in interest rates. If the yield curve were to change by 100 basis points (1%) from the level that existed at March 31, 2019, we would expect future interest income to increase or decrease by approximately $3.8 million over the next 12 months based on the balance as of March 31, 2019 of $381.4 million of investments in U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our consolidated condensed statement of operations and comprehensive income (loss) unless the investments are sold.

Our term loan with Silicon Valley Bank of $50.0 million is our only variable rate debt. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 3.5% on the Silicon Valley Bank debt as of March 31, 2019 would result in a change in our annual interest expense of $0.5 million.

Historically, and as of March 31, 2019, we have not used foreign currency derivative instruments or engaged in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide a reasonable level of assurance that the information we are required to disclose in reports that we submit or file under the Securities Exchange Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a reasonable level of assurance because an internal control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the internal control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 28, 2017, AstraZeneca and Merck announced that they entered into an agreement to share the development and commercialization costs for selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities. Array remains eligible to receive from AstraZeneca milestones and royalties on all future selumetinib sales and now expects to receive a portion of certain consideration paid by Merck to AstraZeneca under this agreement. Array has informed AstraZeneca, however, that it is disputing the consideration that AstraZeneca has paid Array related to both upfront and potential future milestones under AstraZeneca's agreement with Merck. Array commenced legal proceedings against AstraZeneca on December 7, 2017, naming AstraZeneca as the defendant in New York state court in Manhattan regarding this dispute. On February 1, 2018, we filed a second action against AstraZeneca's subsidiary AstraZeneca AB in New York state court. The two cases have now been consolidated into one case. We are seeking damages and a declaratory judgment in that consolidated case. AstraZeneca has filed a motion to dismiss the case which is currently scheduled to be argued on June 11, 2019.
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

ITEM 5. OTHER INFORMATION

Effective May 7, 2019, we entered into a sales agreement with Jefferies LLC (the “Jefferies Sales Agreement”), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies LLC, acting as our sales agent and/or principal, in an at-the-market offering (the “ATM Offering”). We are not required to sell shares under the Sales Agreement. We will pay Jefferies LLC a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. Unless otherwise terminated, the Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or May 7, 2022. No sales have been made under the Sales Agreement.

The ATM Offering is being made under a prospectus supplement filed on May 7, 2019, and related prospectus filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3 (Registration No. 333-220443).

A copy of the Sales Agreement is attached as Exhibit 10.2 to this Quarterly Report. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.2. A copy of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Array BioPharma Inc., as amended	10-Q	001-16633	10/30/18
3.2	Bylaws of Array Biopharma Inc., as amended and restated on February 1, 2018	10-Q	001-16633	2/6/2018
4.1	Specimen certificate representing the common stock	S-1/A	333-45922	10/27/2000
4.2	Indenture, dated as of December 1, 2017, by and between registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-16633	12/4/2017
4.3	Form of 2.625% Convertible Senior Notes due 2024	8-K	001-16633	12/4/2017
5.1	Legal Opinion of Skadden, Arps, Slate, Meagher & Flom LLP	Filed herewith
10.1	Separation Agreement, dated March 19, 2019, between registrant and Curtis Oltmans*	Filed herewith
10.2	Sales Agreement between Array BioPharma Inc. and Jefferies LLC dated May 7, 2019	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on this 7th day of May 2019.

ARRAY BIOPHARMA INC.

By:	/s/ RON SQUARER
Ron Squarer
Chief Executive Officer

By:	/s/ JASON HADDOCK
Jason Haddock
Chief Financial Officer
(Principal Financial and Accounting Officer)